Form 10-Q
period 2014-03-31
ST JOE CO
filed 2014-05-12
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of May 4, 2014, there were 92,292,913 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate, net	$320,116	$385,009
Cash and cash equivalents	237,419	21,894
Investments	281,790	146,972
Notes receivable, net	6,938	7,332
Pledged treasury securities	26,111	26,260
Prepaid pension asset	34,386	35,117
Property and equipment, net of accumulated depreciation of $60.5 million and $62.2 million at March 31, 2014 and December 31, 2013, respectively	10,908	11,410
Deferred tax asset	—	12,866
Other assets	25,353	22,612
Investments held by special purpose entity (Note 4)	203,492	—
Assets held for sale	22,571	—
Total assets	$1,169,084	$669,472
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$49,415	$44,217
Accounts payable	16,352	12,083
Income taxes payable	84,373	302
Accrued liabilities and deferred credits	32,437	49,345
Deferred tax liabilities	11,053	—
Liabilities associated with assets held for sale	5,708	—
Total liabilities	199,338	105,947
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,313,182 issued and 92,292,913 outstanding at March 31, 2014 and December 31, 2013	892,027	892,027
Retained earnings (deficit)	77,124	(325,871)
Accumulated other comprehensive loss	(7,777)	(7,517)
Treasury stock at cost, 20,269 held at March 31, 2014 and December 31, 2013	(285)	(285)
Total stockholders’ equity	961,089	558,354
Non-controlling interest	8,657	5,171
Total equity	969,746	563,525
Total liabilities and equity	$1,169,084	$669,472
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture, Artisan Park, L.L.C. and Panama City Timber Finance Company, L.L.C. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the long-term debt, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. See Note 4, Real Estate Sales and Note 7, Real Estate Joint Ventures.

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate	$36,183	$28,412
Cash and cash equivalents	2,192	2,225
Investments held by special purpose entity (Note 4)	203,492	—
Other assets	1,095	321
Total assets	$242,962	$30,958
LIABILITIES
Long-term debt	$16,768	$6,445
Accounts payable	4,267	5,766
Accrued liabilities and deferred credits	1,167	1,925
Total liabilities	$22,202	$14,136
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Real estate sales	$577,746	$8,056
Resorts, leisure and leasing revenues	8,201	9,022
Timber sales	8,139	9,695
Total revenues	594,086	26,773
Expenses:
Cost of real estate sales	61,994	5,040
Cost of resorts, leisure and leasing revenues	8,146	8,285
Cost of timber sales	3,851	6,035
Other operating expenses	4,418	2,925
Corporate expense	4,089	4,388
Depreciation, depletion and amortization	2,095	2,325
Total expenses	84,593	28,998
Operating income (loss)	509,493	(2,225)
Other income (expense):
Investment income, net	274	107
Interest expense	(639)	(600)
Other, net	776	250
Total other income (expense)	411	(243)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	509,904	(2,468)
Equity in loss from unconsolidated affiliates	(10)	(12)
Income tax expense	(106,905)	—
Net income (loss)	402,989	(2,480)
Net loss attributable to non-controlling interest	6	6
Net income (loss) attributable to the Company	$402,995	$(2,474)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,292,913	92,284,265
Net income (loss) per share attributable to the Company	$4.37	$(0.03)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss):	$402,989	$(2,480)
Other comprehensive income (loss):
Net unrealized losses on available-for-sale investments	(386)	—
Income tax benefit	149	—
Total	(237)	—
Defined benefit pension items:
Net loss arising during the period	(409)	—
Settlement included in net periodic cost	240	—
Amortization of loss included in net periodic cost	132	97
Income tax benefit	14	—
Total	(23)	97
Total other comprehensive income, net of tax	(260)	97
Total comprehensive income (loss), net of tax	$402,729	$(2,383)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained earnings (deficit)	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Net income (loss)	—	—	402,995	—	—	(6)	402,989
Other comprehensive income	—	—	—	(260)	—	—	(260)
Capital contributions to special purpose entity from non-controlling interest (Note 4)	—	—	—	—	—	3,492	3,492
Balance at March 31, 2014	92,292,913	$892,027	$77,124	$(7,777)	$(285)	$8,657	$969,746

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$402,989	$(2,480)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	2,095	2,325
Loss on sale of investments	401	—
Equity in loss in from unconsolidated affiliates	10	12
Deferred income tax expense	22,532	5
Cost of operating properties sold	52,025	4,866
Expenditures for operating properties	(1,870)	(6,604)
Issuances of notes receivable, net	—	(2,366)
Timber Note	(200,000)	—
Deferred revenue	(13,370)	1,182
Accretion income	(324)	(188)
Other, net	(17)	82
Changes in operating assets and liabilities:
Payments received on notes receivable	780	28
Other assets	(1,329)	(1,876)
Accounts payable and accrued liabilities	4,143	7,338
Income taxes payable	84,071	—
Net cash provided by operating activities	352,136	2,324
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(10,144)	—
Purchases of property and equipment	(1,096)	(528)
Purchases of investments	(163,116)	—
Maturities of investments	25,000	—
Sales of investments	2,621	196
Contributions to unconsolidated affiliates	(148)	—
Net cash used in investing activities	(146,883)	(332)
Cash flows from financing activities:
Contribution to Pier Park North joint venture from non-controlling interest	—	713
Borrowings on construction loan in Pier Park joint venture	10,323	—
Principal payments for long term debt	(51)	—
Taxes paid on behalf of employees related to stock based compensation	—	(33)
Net cash provided by financing activities	10,272	680
Net increase in cash and cash equivalents	215,525	2,672
Cash and cash equivalents at beginning of the period	21,894	165,980
Cash and cash equivalents at end of the period	$237,419	$168,652

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash paid (received) during the period for:
Interest	$650	$608
Income taxes	$474	$(22)
Capitalized interest	$58	$—
Non-cash financing and investment activities:
Net increase in Community Development District Debt	$467	$168
Decrease in pledged treasury securities related to defeased debt	$149	$142
Expenditures for operating properties and property and equipment financed through accounts payable	$1,929	$472
Exchange of Timber Note for investments held by special purpose entity (Note 4)	$200,000	$—
Capital contributions to special purpose entity from non-controlling interest (Note 4)	$3,492	$—

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a Florida real estate development and operating company with real estate assets and operations, including land concentrated primarily between Tallahassee and Destin, Florida.

On March 5, 2014, the Company completed its previously announced sale to AgReserves, Inc., (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida previously owned by the Company, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). The acreage included in the AgReserves Sale included a significant portion of the Company’s land previously designated for forestry operations as well as other land (i) that was not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that was not part of Company's development plans. See Note 4, Real Estate Sales for further information on the AgReserves Sale.
As of March 31, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. In prior periods, the Company's reportable operating segments also included rural land. As of March 31, 2014, the Company's rural land segment no longer meets the qualitative or quantitative factors as a reportable operating segment. The Company has revised its segment presentation to include the remaining rural land segment primarily within the Company's forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations or cash flows for the periods presented.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2013 balance sheet amounts have been derived from the Company’s December 31, 2013 audited consolidated financial statements.
The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Recently Issued and Adopted Accounting Pronouncement
Income Taxes
In July 2013, the Financial Accounting Standard Board (the “FASB”) determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforwards or other tax credit carryforwards when settlement in this manner is available under applicable tax law. The Company adopted this guidance effective January 1, 2014, which reduced the Company's Deferred tax asset and Accrued liabilities and deferred credits by $1.7 million. The adoption of this guidance had no impact on the Company's Condensed Consolidated Statements of Operations or Statements of Cash Flows.
Discontinued operations
In April 2014, FASB issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations and have a major effect on the organization's operations and financial results should be presented as discontinued operations. In addition, this ASU expands disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is to be applied prospectively and is effective for the Company beginning January 1, 2015. Early adoption is permitted, but only for disposals or classification as held for sale that have not already been reported in previously issued financial statements.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	March 31, 2014	December 31, 2013
Operating property:
Residential real estate	$2,054	$2,071
Resorts, leisure and leasing operations	156,506	146,624
Forestry	18,233	58,170
Other	45	45
Total operating property	176,838	206,910
Development property:
Residential real estate	103,466	130,616
Commercial real estate	58,724	58,659
Resorts, leisure and leasing operations	27,165	28,737
Forestry	3,278	8,976
Corporate	2,421	2,366
Total development property	195,054	229,354
Investment in unconsolidated affiliates(1)	2,378	2,241
Total real estate investments	374,270	438,505
Less: Accumulated depreciation	54,154	53,496
Investment in real estate, net	$320,116	$385,009

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
During the three months ended March 31, 2014 and 2013, the Company has capitalized indirect development costs of $0.3 million and less than $0.1 million, respectively, which are primarily related to the consolidated joint venture at Pier Park North.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 7, Real Estate Joint Ventures.

3. Impairment of Long Lived Assets
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
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three months ended March 31, 2014 and 2013.

4. Real Estate Sales
AgReserves Sale
On March 5, 2014, the Company completed its previously announced AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the three months ended March 31, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company.
The Buyer SPE was funded by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit. The Company has determined that it is the primary beneficiary of the Buyer SPE, and therefore, the Buyer SPE's assets and liabilities are consolidated in the Company's financial statements as of March 31, 2014.
The consolidated financial investments of the Buyer SPE consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, $2.7 million of U.S. Treasury securities and $0.8 million of cash. The financial investments of the Buyer SPE will be used to pay the interest accrued on the Timber Note and the operating expenses of the Buyer SPE over the fifteen year period. The Company has classified the U.S. Treasury securities as held-to-maturity based on its intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the fifteen year period are recorded at amortized cost, which approximates fair value as of March 31, 2014. The U.S. Treasuries mature over the fifteen year period or $0.2 million within one year, $0.9 million after one year through five years, $0.9 million after five years through ten years and $0.7 million after ten years. During the three months ended March 31, 2014, there was less than $0.1 million in interest income and expenses in the Buyer SPE.
In April 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by the Company (“NFTF”). NFTF monetized the Timber Note by issuing $180 million aggregate principal amount of its 4.750% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.483% of the face value to third party investors. The Senior Notes are payable solely by the property of NFTF, which consists solely of (i) the Timber Note, (ii) the Letter of Credit, (iii) any cash, securities and other property in certain NFTF accounts, (iv) the rights of NFTF under the contribution agreement with the Company (which was solely to contribute the Timber Note and the Letter of Credit), and (v) any proceeds relating to the property listed in (i) through (iv) above. The investors holding the Senior Notes of NFTF have no recourse against the Company for payment of the Senior Notes or the related interest expense.
The Company received $165.0 million in cash, net of $15 million in costs, from the monetization and expects to receive the remaining $20 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The Company has determined that it is the primary beneficiary of NFTF and will consolidate the assets and liabilities of NFTF in the second quarter of 2014. Therefore, the Senior Notes issued by NFTF will be recorded as a liability on the Company's consolidated financial statements in the second quarter of 2014. The $15 million of costs from the monetization include (1) costs for the issuance of the Senior Notes, which will be amortized over the term of the Senior Notes, (2) U.S. Treasury securities held by NFTF to be used for interest and operating expenses over the fifteen year period and (3) costs directly related to the monetization, which will be expensed in the second quarter of 2014.

The Company has an equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy the Company's liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not the Company's liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, the Company is not obligated to contribute any funds to either the Buyer SPE or NFTF.

RiverTown Sale
On April 2, 2014, the Company completed its previously announced sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption, at closing, of the Company’s Rivers Edge Community Development District (“Rivers Edge CDD”) obligations ($11.0 million as of the date of closing) and (4) the post-closing obligation to purchase certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed (the “RiverTown Sale”).
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015, and is payable as follows: (i) accrued interest on September 30, 2014, (ii) accrued interest plus $1.0 million of principal on March 30, 2015, and (iii) all accrued interest and remaining principal on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company expects to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown Community, the timing of Mattamy’s development of the RiverTown Community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company's control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees.

The assets and liabilities included in the RiverTown Sale are classified as held for sale on the Company Condensed Consolidated Balance Sheet as of March 31, 2014 and include the following:

March 31, 2014
Investment in real estate, net	$22,369
Other assets	202
Total assets held for sale	22,571

Debt (1)	5,391
Accrued liabilities and deferred credits	317
Total liabilities held for sale	5,708
Net carrying value	$16,863

(1)	Only Rivers Edge CDD assessments for platted property have been recorded as a liability. The Company's total outstanding Rivers Edge CDD assessments at March 31, 2014 were $11.0 million.

The Company will record earnings of approximately $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014.

5. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income, net.
At March 31, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$224,826	$16	$—	$224,842
Corporate debt securities	56,244	—	2,669	53,575
Preferred stock	3,270	103	—	3,373
	$284,340	$119	$2,669	$281,790

At December 31, 2013 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$124,861	$88	$—	$124,949
Corporate debt securities	24,236	—	2,213	22,023
	$149,097	$88	$2,213	$146,972

In April 2013, the Company engaged Fairholme Capital Management, L.L.C. (“Fairholme Capital”), to serve as an investment adviser to the Company. As of March 31, 2014, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company's Board of Directors. Fairholme Capital receives no compensation for their services as the Company's investment advisor.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”), as amended through March 31, 2014, with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors, which were set forth in the Agreement. The investment guidelines required that, as of the date of any investment: (i) at least 50% of the investment account to be held in cash or cash equivalents, as defined in the Agreement and (ii) no more than 10% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in common stock securities. As of March 31, 2014, the investment account included $7.1 million of money market funds (all of which are classified within cash and cash equivalents), $434.8 million of U.S. Treasury securities ($210.0 million of which are classified within cash and cash equivalents), $53.6 million of corporate debt securities and $3.4 million of preferred stock. The issuers of the corporate debt securities are two national retail chains and are non-investment grade.

Effective April 21, 2014, the Company entered into an Amendment (the “Amendment”) to the Agreement with Fairholme Capital. Pursuant to the Amendment, the Company modified the investment guidelines and restrictions described in the Amendment to permit the investment in any one issuer to exceed 10%, but not 15%, with the consent of the Investment Committee. All other investment guidelines remain the same.

During the three months ended March 31, 2014, realized losses from the sale of available-for-sale securities were $0.4 million, proceeds from the sale of available-for-sale securities were $2.6 million and proceeds from the maturity of available-for-sale securities were $25.0 million.

At March 31, 2014 and December 31, 2013, there were no U.S. Treasury securities or preferred stock with unrealized losses. At March 31, 2014, corporate debt securities with a fair value of $53.6 million had $2.7 million of unrealized losses, which were included in Accumulated other comprehensive income as of March 31, 2014. At December 31, 2013, corporate debt securities with a fair value of $22.0 million had $2.2 million of unrealized losses, net of tax, which were included in Accumulated other comprehensive income as of December 31, 2013.
The Company evaluates investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or maturity, investee's industry and amount of the unrealized loss. Based on these factors, at March 31, 2014 and December 31, 2013 the unrealized losses related to the corporate debt securities of $2.7 million and $2.2 million, respectively, were deemed temporary.

The net carrying value and estimated fair value of investments classified as available-for-sale at March 31, 2014, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$224,826	$224,842
Due after one year through five years	56,244	53,575
	281,070	278,417
Preferred stock	3,270	3,373
	$284,340	$281,790

6. Financial Instruments and Fair Value Measurements
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

The financial instruments measured at fair value on a recurring basis at March 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$7,073	$—	$—	$7,073
U.S. Treasury securities	209,997	—	—	209,997
Debt securities:
U.S. Treasury securities	224,842	—	—	224,842
Corporate debt securities	—	53,575	—	53,575
Preferred stock	—	3,373	—	3,373
	$441,912	$56,948	$—	$498,860

The financial instruments measured at fair value on a recurring basis at December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$1,761	$—	$—	$1,761
Debt securities:
U.S. Treasury securities	124,949	—	—	124,949
Corporate debt securities	—	22,023	—	22,023
	$126,710	$22,023	$—	$148,733
Money market funds and short term U.S. Treasury securities are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. U.S. Treasury securities with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company's Condensed Consolidated Balance Sheets.

Corporate debt securities and preferred stock are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions. Corporate debt securities and preferred stock are categorized as level 2 financial instruments since their fair values were determined from quoted prices in an inactive market or for similar instruments in an active market.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their carrying values at March 31, 2014 and December 31, 2013, due to the short-term nature of these assets and liabilities. These financial instruments would be categorized as level 1. The Company’s notes receivable and debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 2.

•
The fair value of the investments held by a special purpose entity includes a time deposit that approximates its carrying value at March 31, 2014 and held-to-maturity investments as disclosed in Note 4, Real Estate Sales.

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

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	March 31, 2014			December 31, 2013
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$26,111	$28,008	1	$26,260	$28,465	1
Retained interest investments	$9,684	$12,875	3	$9,639	$12,827	3
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
As such, the government backed securities and the related debt (see Note 9, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
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
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the Entities is the receipt of the net interest payments and the remaining principal of approximately $14.3 million to be received at the end of the installment notes' fifteen year maturity period, in 2022 through 2024.

The Company had a retained interest investment balance of $9.7 million and $9.6 million as of March 31, 2014 and December 31, 2013, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three months ended March 31, 2014 and 2013.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Condensed Consolidated Balance Sheets in connection with the installment sale monetization transactions.

7. Real Estate Joint Ventures
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
Consolidated Real Estate VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company has contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of March 31, 2014. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of March 31, 2014 and December 31, 2013, $16.8 million and $6.4 million, respectively, were outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

As of March 31, 2014, the Company's capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
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
As of March 31, 2014, the carrying amounts of the real estate VIEs’ assets that are consolidated were $39.5 million and non-recourse liabilities $22.2 million, including debt of $16.8 million, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company, except for the debt principal repayment guarantee.

Unconsolidated Real Estate VIEs
As of March 31, 2014, the Company is a partner in the following two real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C. (“ESM”) and ALP Liquidating Trust (“ALP”). These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.4 million and $2.2 million at March 31, 2014 and December 31, 2013, respectively.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	March 31, 2014	December 31, 2013
BALANCE SHEETS:
Investment in real estate	$12,158	$12,381
Cash and cash equivalents	16,780	18,523
Other assets	73	130
Total assets	$29,011	$31,034

Accounts payable and other liabilities	$98	$761
Equity(1)	28,913	30,273
Total liabilities and equity	$29,011	$31,034

(1) The majority of the equity in unconsolidated investments relates to ALP. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the ALP’s change in accounting.

	Three Months Ended March 31,
	2014	2013
STATEMENTS OF OPERATIONS:
Total expenses, net	$399	$332
Net loss	$399	$332

8. Notes Receivable, net
Notes receivable, net consists of the following:

	March 31, 2014	December 31, 2013
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$2,623	$2,623
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, any remaining payments outstanding are due February and August 2015, net of deferred profit of $0.3 million and $0.7 million at March 31, 2014 and December 31, 2013, respectively	3,676	4,062
Various mortgage notes, secured by certain real estate bearing interest at various rates	639	647
Total notes receivable, net	$6,938	$7,332
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of March 31, 2014 and December 31, 2013, the Company has mortgage notes receivables for $3.7 million and $4.1 million, respectively, net of deferred profit, from one homebuilder that is secured by the real estate sold.

9. Debt

Debt consists of the following:

	March 31, 2014	December 31, 2013
In-substance defeased debt, interest payable monthly at 5.62% at March 31, 2014 and December 31, 2013, secured and paid by pledged treasury securities, due October 1, 2015	$26,111	$26,260
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 5.25% to 7.15% at March 31, 2014 and December 31, 2013	11,928	11,512
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.26% and 2.27% at March 31, 2014 and December 31, 2013, respectively	16,767	6,445
	54,806	44,217
Community Development District debt classified as liabilities held for sale	5,391	—
Total debt	$49,415	$44,217
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $11.9 million and $11.5 million related to CDD assessments as of March 31, 2014 and December 31, 2013, respectively. The Company's total outstanding CDD assessments were $33.7 million and $34.8 million at March 31, 2014 and December 31, 2013, respectively. Included in the total outstanding CDD assessments were $11.0 million related to the River's Edge CDD, which was assumed by Mattamy on April 2, 2014, as part of the RiverTown Sale.
In February 2013, the Company's Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of March 31, 2014 and December 31, 2013, $16.8 million and $6.4 million, respectively were outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

The aggregate maturities of debt subsequent to March 31, 2014 are(a):

March 31, 2014
2014	$663
2015	25,748
2016	16,852
2017	90
2018	97
Thereafter	5,965
$49,415

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $26.1 million.

10. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	March 31, 2014	December 31, 2013
Accrued compensation	$1,919	$3,705
Deferred revenue	15,124	28,551
Membership deposits	8,593	8,545
Other accrued liabilities	6,801	8,544
Total accrued liabilities and deferred credits	$32,437	$49,345
Deferred revenue at March 31, 2014 and at December 31, 2013 includes $12.5 million and $23.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred. As part of the AgReserves Sale, the Company transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, the Company recognized $11.0 million of revenue during the three months ended March 31, 2014.
11. Income Taxes
Income tax expense for the three months ended March 31, 2014 and 2013 consists of the following:

	Three Months Ended March 31,
	2014	2013
Current:
Federal	$84,213	$(64)
State	160	(170)
Total	84,373	(234)
Deferred:
Federal	12,045	211
State	10,487	23
Total	22,532	234
Income tax expense	$106,905	$—

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	Three Months Ended March 31,
	2014	2013
Tax at the statutory federal rate	$178,465	$(866)
State income taxes (net of federal benefit)	17,846	(87)
(Decrease) increase in valuation allowance	(89,300)	807
Other	(106)	146
Total income tax expense	$106,905	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of March 31, 2014 and December 31, 2013 are presented below:

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Federal net operating carryforwards	$—	$26,884
State net operating loss carryforwards	9,763	20,759
Impairment losses	150,858	151,050
Prepaid income from land sales	5,522	10,210
Other	2,168	7,592
Total gross deferred tax assets	168,311	216,495
Valuation allowance	(6,653)	(95,953)
Total net deferred tax assets	161,658	120,542
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	767	1,726
Deferred gain on land sales and involuntary conversions	30,884	31,385
Prepaid pension asset	13,238	15,596
Installment sale	127,822	58,969
Total gross deferred tax liabilities	172,711	107,676
Total net deferred tax (liability) asset	$(11,053)	$12,866
During the three months ended March 31, 2014, the Company had taxable income from the AgReserves Sale of approximately $502.6 million, of which $179.9 million is expected to be deferred for fifteen years for tax purposes. The Company utilized its federal net operating loss carryforwards of $76.8 million and $314.1 million of its state net operating loss carryforwards to offset part of the remaining taxable income from AgReserves. As of March 31, 2014, the Company had no federal net operating loss carryforwards and had $279.0 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $96.0 million. As a result of the deferred tax liability of $69.2 million from the AgReserves Sale and the reversals of the deferred tax assets for the federal and state net operating loss carryforwards, the Company had a net deferred tax liability of $11.1 million as of March 31, 2014, as compared to a net deferred tax asset of $12.9 million as of December 31, 2013. During the three months ended March 31, 2014, the Company reversed $89.3 million of the valuation allowance that was recorded at December 31, 2013.

The Company has maintained a valuation allowance of $6.7 million at March 31, 2014 primarily for a portion of its deferred tax assets for state net operating loss carryforwards that management believes it has not met the requirements from which to realize the benefits. In addition, as a result of the adoption of the guidance that was effective for the Company on January 1, 2014 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, the Company reclassed $1.7 million of its unrecognized tax benefit from Accrued liabilities and deferred credits to Deferred tax liabilities as of March 31, 2014.

12. Employee Benefit Plan
The Company sponsors a cash balance defined benefit pension plan that covers substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. In March 2013, the Pension Plan was frozen until the final regulatory approvals are received and the Pension Plan’s assets will be distributed and used to pay excise taxes with any remaining assets to revert back to the Company. Upon settlement, the Company expects to recognize further estimated losses that will significantly affect the Company’s Condensed Consolidated Statement of Operations once the final regulatory approvals are received and the Pension Plan assets are distributed, which the Company expects to occur in late 2014 or 2015. However, the Company cannot provide any assurance as to the timing of these matters.
A summary of the net periodic pension cost are as follows:

	Three Months Ended March 31,
	2014	2013
Service cost	$—	$258
Interest cost	185	170
Expected loss (return) on assets	137	(446)
Amortization of loss	132	97
Settlement charges	240	—
Net periodic pension cost	$694	$79

The following table includes the assumptions used to develop net periodic pension cost and benefit obligations:

	March 31, 2014	December 31, 2013
Discount rate	3.93%	4.37%
Expected long term rate on plan assets	—%	—%
Rate of compensation increase	N/A	N/A

13. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which are presented net of tax, for the three months ended March 31, 2014 and 2013:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive income before reclassifications	(252)	(484)	(736)
Amounts reclassified from accumulated other comprehensive loss	229	247	476
Net current period other comprehensive income	(23)	(237)	(260)
Accumulated other comprehensive loss at March 31, 2014	$(5,415)	$(2,362)	$(7,777)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income before reclassifications	—	—	—
Amounts reclassified from accumulated other comprehensive loss	97	—	97
Net current period other comprehensive income	97	—	97
Accumulated other comprehensive loss at March 31, 2013	$(8,555)	$—	$(8,555)

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2014	2013	Affected Line in the Condensed Consolidated Statements of Operations
Defined Benefit Pension Items
Amortization of loss	$132	$97	Net periodic pension costs, Note 12. Employee Benefit Plan
Settlement cost	240	—	Net periodic pension costs, Note 12. Employee Benefit Plan
	372	97	Total before tax
	143	—	Income tax benefit
	229	97	Net of tax

Realized loss on sale of available-for-sale securities	401	—	Investment income, net
	154	—	Income tax benefit
	247	—	Net of tax

Total reclassifications for the period	$476	$97	Net of tax

14. Segment Information
As of March 31, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. In prior periods, the Company's reportable operating segments also included rural land. As of March 31, 2014, the Company's rural land segment no longer meets the qualitative or quantitative factors as a reportable operating segment. The Company has revised its segment presentation to include the remaining rural land segment primarily within the Company's forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations or cash flows for the periods presented.
The residential real estate segment generates revenues from the development and sale of homes and homesites. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resorts, leisure and leasing operations segment generates revenue and rental fees associated with its vacation rental program in the WaterColor Inn, WaterColor, WaterSound Beach and surrounding communities and other resort, golf club, marina and retail/commercial leasing operations. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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
The accounting policies of the segments are set forth in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended March 31,
	2014	2013
Operating Revenues
Residential real estate	$5,703	$7,781
Commercial real estate	2,285	226
Resorts, leisure and leasing operations	8,201	9,022
Forestry	577,873	9,695
Other	24	49
Consolidated operating revenues	$594,086	$26,773

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$357	$295
Commercial real estate	801	(676)
Resorts, leisure and leasing operations	(1,696)	(945)
Forestry	514,099	3,505
Other	(3,657)	(4,647)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$509,904	$(2,468)

	March 31, 2014	December 31, 2013
Total Assets:
Residential real estate	$135,483	$141,097
Commercial real estate	63,440	62,924
Resorts, leisure and leasing operations (a)	151,026	142,940
Forestry	16,131	60,889
Other	803,004	261,622
Total assets	$1,169,084	$669,472

(a)	Includes $2.4 million and $2.2 million of investment in equity method investees at March 31, 2014 and December 31, 2013, respectively.
15. Commitments and Contingencies

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
The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.
On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC and providing relevant information, including most recently in April 2014, regarding the Company’s change in investment strategy and impairments. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $0.5 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At March 31, 2014 and December 31, 2013, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $13.6 million and $14.1 million, respectively.
At March 31, 2014, the Company has a total of $10.2 million in purchase obligations, which $9.0 million are for 2014, $0.9 million are for 2015 and $0.3 million are for 2016 and thereafter.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 7, Real Estate Joint Ventures.

16. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, the Company had $434.8 million invested in U.S. Treasury securities and $48.0 million invested in one issuer of corporate debt securities as of March 31, 2014, which increased to $81.9 million as of April 30, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are a Florida real estate development and operating company with real estate assets concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use or intend to use for, or in connection with, our various residential or commercial real estate developments or our resorts, leisure and leasing operations or our forestry operations on a limited basis. We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of assets opportunistically or when we believe they have reached their highest and best use.

AgReserves Sale

On March 5, 2014, we completed our previously announced sale to AgReserves, Inc. (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the three months ended March 31, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us.
The Buyer SPE was funded by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit. We determined that we are the primary beneficiary of the Buyer SPE, and therefore, the Buyer SPE's assets and liabilities are consolidated in our financial statements as of March 31, 2014.
The consolidated financial investments of the Buyer SPE consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, $2.7 million of U.S. Treasury securities and $0.8 million of cash. The financial investments of the Buyer SPE will be used to pay the interest accrued on the Timber Note and the operating expenses of the Buyer SPE over the fifteen year period.
In April 2014, we contributed the Timber Note and assigned our rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by us (“NFTF”). NFTF monetized the Timber Note by issuing $180 million aggregate principal amount of its 4.750% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.483% of the face value to third party investors. The Senior Notes are payable only from the property of NFTF, which consists solely of (i) the Timber Note, (ii) the Letter of Credit, (iii) any cash, securities and other property in certain NFTF accounts, (iv) the rights of NFTF under the contribution agreement with us (which was solely to contribute the Timber Note and the Letter of Credit), and (v) any proceeds relating to the property listed in (i) through (iv) above. The investors holding the Senior Notes of NFTF have no recourse against us for payment of the Senior Notes or the related interest expense.

We received $165.0 million in cash, net of $15 million in costs, from the monetization and expect to receive the remaining $20 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. We have determined that we are the primary beneficiary and will consolidate the assets and liabilities of NFTF in the second quarter of 2014. Therefore, the Senior Notes issued by NFTF will be recorded as a liability on our consolidated financial statements in the second quarter of 2014. The $15 million of costs from the monetization include (1) costs for the issuance of the Senior Notes, which will be amortized over the term of the Senior Notes, (2) U.S. Treasury securities held by NFTF to be used for interest and operating expenses over the fifteen year period and (3) costs directly related to the monetization, which will be expensed in the second quarter of 2014.
We have an equity interest in the NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy our liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not our liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, we are not obligated to contribute any funds to either the Buyer SPE or NFTF.
RiverTown Sale
On April 2, 2014, we completed the previously announced sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) a sale of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption, at closing, of our Rivers Edge Community Development District (“Rivers Edge CDD”) obligations ($11.0 million as of the date of closing) and (4) the post-closing obligation to purchase certain RiverTown community related impact fee credits from us as the RiverTown community is developed (the “RiverTown Sale”).
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015 and is payable as follows: (i) accrued interest on September 30, 2014, (ii) accrued interest plus $1.0 million of principal on March 30, 2015 and (iii) all accrued interest and remaining principal on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we may receive approximately $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown Community, the timing of Mattamy’s development of the RiverTown Community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees.

As of March 31, 2014, the estimated net carrying amount of the assets and liabilities to be included in the RiverTown Sale were $16.9 million. We will record earnings of approximately $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014.

Segments
As of March 31, 2014, we conduct primarily all of our business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. In prior periods, our reportable operating segments also included rural land. As of March 31, 2014, our rural land segment no longer meets the qualitative or quantitative factors as a reportable operating segment. We have revised our segment presentation to include the remaining rural land segment primarily within our forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on our consolidated financial position, results of operations or cash flows for the periods presented.
The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale, during the three months ended March 31, 2014.

	Three Months Ended March 31,
	2014	2013
Segment Operating Revenues
Residential real estate	24.6%	29.1%
Commercial real estate	9.8%	0.8%
Resorts, leisure and leasing operations	35.4%	33.7%
Forestry	30.2%	36.2%
Other	—%	0.2%
Consolidated operating revenues	100.0%	100.0%

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
WaterColor Inn and Vacation Rentals – Our resorts and leisure operations generate revenues from the WaterColor Inn and Resort, the WaterSound Beach club, our restaurants and our vacation rental businesses in WaterColor, WaterSound Beach and surrounding communities. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes. The vacation rental business incurs expenses from marketing, personnel and general maintenance for the homeowner. Also included in the vacations rental business’ costs are amounts owed to the homeowner for their percentage of rental revenue.
Golf Courses – Our golf courses generate revenues from memberships, daily play at those courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.
Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.
Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property and incur expenses primarily from maintenance of the properties and personnel costs.
On January 1, 2014, as part of our initiative to expand our vacation rental management program, we launched the St. Joe Club & Resorts, a private membership club that provides participating homeowners and their rental guests access to our golf courses and resort facilities. As a result of this initiative, certain golf courses and resort facilities are no longer be available to the public. While we expect revenues generated from these facilities to decline, we expect that revenues from our higher margin vacation rental business will increase in the future as we believe the St. Joe Club & Resorts will provide us a competitive advantage in this attractive business.

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
Our forestry segment may also generate revenues from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.
Prior to the AgReserves Sale, a significant portion of the revenue from our forestry segment was generated pursuant to our RockTenn Supply Agreement, under which we sell delivered wood (trees that we cut and deliver). As part of the AgReserves Sale, the RockTenn Supply Agreement was assumed by AgReserves. Subsequent to the AgReserves Sale, revenue from our forestry segment will decrease substantially and be primarily from open market sales of timber.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies during the first three months of 2014, however we cannot assure you that these policies will not change in the future.

Recently Issued and Adopted Accounting Pronouncement
See Note 1 to our unaudited condensed consolidated financial statements included in this report for recently issued and adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Our residential real estate business and our resorts, leisure and leasing operation’s businesses are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operation’s businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Historically, our residential real estate business revenues have been typically higher in the second and third quarters due to increased customer traffic and sales; however, we have begun to see a shift away from seasonality as we sell more lots directly to homebuilders.
Following the AgReserves Sale, our business will become more dependent upon the real estate industry as income from our forestry operations will be reduced. Therefore, the cyclical nature of our real estate operations could become more apparent in our quarterly or annual results of operations and cash flows.

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	In millions
Revenues:
Real estate sales	$577.8	$8.1
Resorts, leisure and leasing revenues	8.2	9.0
Timber sales	8.1	9.7
Total	594.1	26.8
Expenses:
Cost of real estate sales	62.0	5.1
Cost of resorts, leisure and leasing revenues	8.1	8.3
Cost of timber sales	3.9	6.0
Other operating expenses	4.4	2.9
Corporate expenses	4.1	4.4
Depreciation, depletion and amortization	2.1	2.3
Total	84.6	29.0
Operating income (loss)	509.5	(2.2)
Other income:
Investment income, net	0.3	0.1
Interest expense	(0.6)	(0.6)
Other, net	0.7	0.2
Total other income	0.4	(0.3)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	509.9	(2.5)
Equity in loss from unconsolidated affiliates	—	—
Income tax expense	(106.9)	—
Net income (loss)	$403.0	$(2.5)

Real Estate Sales and Gross Margin.

	Three Months Ended March 31,
	2014	% (1)	2013	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$5.7	1.0%	$7.8	96.3%
Commercial real estate sales	2.4	0.4%	0.2	2.5%
AgReserves Sale and other	569.7	98.6%	0.1	1.2%
Real estate sales	$577.8	100.0%	$8.1	100.0%

Gross profit:
Residential real estate sales	$3.0	52.6%	$3.0	38.5%
Commercial real estate sales	1.6	66.7%	—	—%
AgReserves Sale and other	511.2	89.7%	—	—%
Gross profit	$515.8	89.3%	$3.0	37.0%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. The increase in real estate sales was primarily due to the AgReserves Sale, which closed during the three months ended March 31, 2014. As part of the AgReserves Sale, we recorded $569.7 million in revenues from real estate sales, which included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, we recognized $11.0 million of revenue during the three months ended March 31, 2014.

Combined residential and commercial real estate sales were relatively flat during the three months ended March 31, 2014, as compared to the same period in 2013. Residential real estate sales decreased $2.1 million, or 27%, during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to a decrease in sales of homesites in our WaterColor community and a sale of 19 lots to one homebuilder in our WaterSound West Beach resort community during the three months ended March 31, 2013. The decrease in residential sales was offset by an increase in commercial real estate sales of $2.2 million during the three months ended March 31, 2014, as compared to the same period in 2013.

Real Estate Sales Gross Profit. Real estate sales gross profit increased due to the AgReserves Sale, which closed during the three months ended March 31, 2014. We recorded $511.2 million in gross profit for the AgReserves Sale.

Combined residential and commercial real estate sales gross profit increased $1.6 million, or 53%, during the three months ended March 31, 2014, to 56.3%, as compared to 37.0% during the same period in 2013, primarily due to the increase in commercial sales, which typically have higher gross profit margins as compared to residential real estate sales, and increases in prices in our residential resort communities and the lot residual received which has no related cost.

Subsequent to the AgReserves Sale, we do not expect to have substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.

Resorts, Leisure and Leasing Revenues and Gross Profit.

	Three Months Ended March 31,
	2014	2013
	Dollars in millions
Resorts, leisure and leasing revenues	$8.2	$9.0
Gross profit	$0.1	$0.7
Gross profit margin	1.2%	7.8%

Resorts, leisure and leasing revenues decreased $0.8 million, or 9%, and gross profit margin decreased to 1.2%, during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the harsh weather in the three months ended March 31, 2014 as well as timing of spring break and the Easter holiday as compared to the same period in 2013.
In addition, on January 1, 2014, in connection with launching St. Joe Club and Resorts, a private membership club that provides members access to a diverse offering of benefits and privileges to certain of our golf courses and other resort facilities, we limited the use of our golf courses and resort facilities to the public. As a result of the privatization, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues during the three months ended March 31, 2014, as compared to the same period in 2013.
Timber Sales and Gross Profit.

	Three Months Ended March 31,
	2014	2013
	Dollars in millions
Timber sales	$8.1	$9.7
Gross profit	$4.2	$3.7
Gross profit margin	51.9%	38.2%

Timber sales decreased $1.6 million, or 16%, during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the three months ended March 31, 2014, also include $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the three months ended March 31, 2014. We expect our timber sales and related costs will substantially decrease in the future as a result of the AgReserves Sale.
Other operating and corporate expenses. Other operating and corporate expenses increased by $1.2 million, or 16%, during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to $1.2 million of severance costs associated with the AgReserves Sale.

Other income. Other income consists primarily of interest income, including realized gains and losses and amortization of premiums and accretion of discounts from our available-for-sale investments, accretion from our retained interest investment from the monetization of certain installment notes, interest expense, gains and losses on sales and dispositions of assets and other income. Other income, net increased $0.7 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due an increase in investment income related to our available-for-sale investments.

Income tax expense/benefit. We recorded income tax expense of $106.9 million during the three months ended March 31, 2014, as compared to no tax expense during the same period in 2013. Our effective tax rate for the three months ended March 31, 2014 was approximately 21.0% as compared to 0% during the same period in 2013. During the three months ended March 31, 2014, we utilized our federal net operating loss carryforwards of $76.8 million and $314.1 million of our state net operating loss carryforwards to offset part of the taxable income on the AgReserves Sale. In addition, we recorded a deferred tax liability of $69.2 million for the partial deferral for tax purposes of the taxable income related to the AgReserves Sale associated with the Timber Note. The reversals of the deferred tax assets for the federal and state net operating loss carryforwards combined with the deferred tax liability for the partial deferral of the taxable income resulted in a net deferred tax liability of $11.1 million as of March 31, 2014, as compared to a net deferred tax asset of $12.9 million as of December 31, 2013. We reversed $89.3 million of the valuation allowances established on our deferred tax assets, including the deferred assets recorded for the federal and state net operating loss carryforwards, during the three months ended March 31, 2014. Going forward, we expect to pay federal income taxes on future taxable income.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	In millions
Revenues:
Real estate sales	$5.5	$7.6
Brokerage fees	0.2	0.2
Total revenues	5.7	7.8
Expenses:
Cost of real estate sales	2.7	4.8
Other operating expenses	2.1	2.0
Depreciation and amortization	0.1	0.2
Total expenses	4.9	7.0
Operating income	0.8	0.8
Other expense	(0.4)	(0.5)
Net income before income taxes	$0.4	$0.3

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Three Months Ended March 31, 2014					Three Months Ended March 31, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	13	$3.7	$1.5	$2.2	59.5%	41	$5.7	$3.4	$2.3	40.4%
Primary homesites	19	1.5	1.1	0.4	26.7%	25	1.4	1.0	0.4	28.6%
RiverTown Community:
Primary homesites	7	0.3	0.1	0.2	66.7%	14	0.5	0.4	0.1	20.0%
Total	39	$5.5	$2.7	$2.8	50.9%	80	$7.6	$4.8	$2.8	36.8%

Northwest Florida resort homesites. Real estate sales decreased $2.0 million, or 35%, during the three months ended March 31, 2014, as compared the same period in 2013, due to a decrease in sales of homesites in our WaterColor community and a sale of 19 lots to one homebuilder in our WaterSound West Beach resort community during the three months ended March 31, 2013. Gross profit margins increased to 59.5% during the three months ended March 31, 2014, as compared to 40.4% during the same period in 2013, primarily due to an increase in pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities and an increase in the lot residual received, which has no related costs.

Northwest Florida primary homesites. Real estate sales increased $0.1 million, or 7%, and gross profit margin increased to 26.7% during the three months ended March 31, 2014, as compared to 28.6% during the same period in 2013. During the three months ended March 31, 2014, sales of homesites were in our SouthWood community as compared to in our Breakfast Point Community during the same period in 2013, which typically has higher margins than our SouthWood Community.

RiverTown Community primary homesites. As discussed above, in April 2014, we completed the sale of our RiverTown Community. See “RiverTown Sale” in the Business Overview section for additional information.

Other operating expenses include salaries and benefits, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $0.1 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to repairs and maintenance expense.
During the three months ended March 31, 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense includes interest expense on our CDD assessments. Interest expense related to the Rivers Edge CDD assessments related to the RiverTown Community were $0.2 million during the three months ended March 31, 2014 and 2013.

Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel and industrial uses. From time to time, our commercial real estate segment may sell our resort, leisure and operating properties. The timing of commercial real estate revenues can vary depending on the demand, size and location of the property.

The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	In millions
Revenues:
Real estate sales	$2.4	$0.2
Expenses:
Cost of real estate sales	0.8	0.2
Other operating expenses	0.7	0.6
Total expenses	1.5	0.8
Operating income (loss)	0.9	(0.6)
Other (expense) income	(0.1)	0.1
Net Income (loss) before income taxes	$0.8	$(0.5)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Commercial real estate sales were $2.4 million during the three months ended March 31, 2014, as compared to $0.2 million for the same period in 2013 of which $1.8 million was for sales of commercial property in or near Pier Park. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other operating expenses increased $0.1 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to professional fees.

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
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	In millions
Revenues:
Resorts and leisure operations	$7.0	$8.0
Leasing operations	1.2	1.0
Total revenues	8.2	9.0
Expenses:
Cost of resorts and leisure operations	7.6	7.8
Cost of leasing operations	0.5	0.5
Operating expenses	0.2	0.1
Depreciation	1.6	1.6
Total expenses	9.9	10.0
Net loss before income taxes	$(1.7)	$(1.0)
The following table sets forth the detail of our resorts and leisure operations revenues and cost of revenues:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Revenues	Gross Profit (loss)	Gross Profit Margin	Revenues	Gross Profit (loss)	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$4.9	$(0.5)	(10.2)%	$5.6	$—	—%
Golf courses	1.6	(0.2)	(12.5)%	2.0	0.1	5.0%
Marinas	0.5	0.1	20.0%	0.4	0.1	25.0%
Leasing	1.2	0.7	58.3%	1.0	0.5	50.0%
Total	$8.2	$0.1	1.2%	$9.0	$0.7	7.8%
Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
Revenues from resort and vacation rentals decreased $0.7 million, or 12.5%, and gross profit margin decreased during the three months ended March 31, 2014, as compared to the same period in 2013, is primarily to the harsh weather in the three months ended March 31, 2014 as well as timing of spring break and the Easter holiday as compared to the same period in 2013.

On January 1, 2014, in connection with launching St. Joe Club and Resorts, a private membership club that provides members access to a diverse offering of benefits and privileges to certain of our golf courses and other resort facilities, we limited the use of our golf courses and resort facilities to the public. As a result of the privatization, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues during the three months ended March 31, 2014 as compared to the same period in 2013.
Revenues and gross profit from our leasing operations increased due to the percentage of rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations.
During the three months ended March 31, 2014 and 2013, we capitalized $0.3 million and less than $0.1 million, respectively, of indirect development costs related to Pier Park North, which construction began in early 2013.

Forestry

Our forestry segment focuses on the management and harvesting of our extensive timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. In addition, our forestry segment may sell our timber or rural land holdings.

The table below sets forth the results of operations of our forestry segment, including revenues and expenses associated with the AgReserves Sale, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	In millions
Revenues:
AgReserves - Real estate sales	$569.7	$—
Timber sales	8.1	9.7
Total revenues	577.8	9.7
Expenses:
AgReserves - Cost of real estate sales	58.5	—
Cost of timber sales	3.9	6.0
Other operating expenses	1.5	0.2
Depreciation and depletion	0.4	0.5
Total expenses	64.3	6.7
Operating income	513.5	3.0
Other income	0.5	0.5
Net income before income taxes	$514.0	$3.5

The relative contribution to our timber sales by major item for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Percent of total tons sold:
Pine pulpwood	65%	69%
Pine sawtimber	25%	26%
Pine grade logs	8%	5%
Other	2%	—%
Total	100%	100%

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

On March 5, 2014, we completed the AgReserves Sale and recorded $569.7 million in revenues from real estate sales, which included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the FDOT pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, we recognized $11.0 million of revenue during the three months ended March 31, 2014. In addition, we recorded cost of sales of $58.5 million related to the AgReserves Sale, which included our carrying value for land, timber and property of $48.7 million and closing costs of $9.8 million.

The following table set forth our timber sales activity by volume sold and average price:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$3.2	112,000	$28.57	$3.7	137,000	$27.01
Open market sales	3.8	122,000	31.15	6.0	189,000	31.75
Total	$7.0	234,000	$29.91	$9.7	326,000	$29.75
Timber sales decreased by approximately $1.6 million during the three months ended March 31, 2014, as compared to the same period in 2013, due to a 28% decrease in volume due to the AgReserves Sale which closed on March 5, 2014.

For the three months ended March 31, 2014, timber sales also include $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the three months ended March 31, 2014.
The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2014, to 44.3%, as compared to 38.1% during the same period in 2013, primarily due to increased prices during 2014, as compared to the same period in 2013, combined with lower costs.

Other operating expenses increased $1.3 million during the three months ended March 31, 2014, due to $1.2 million in severance costs that were paid during the three months ended March 31, 2014, related to the reduction in our forestry operations due to the AgReserves Sale.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $237.4 million, compared to $21.9 million as of December 31, 2013. In addition, we had available-for-sale investments of $281.8 million as of March 31, 2014, as compared to $147.0 million as of December 31, 2013. Subsequent to the monetization of the Timber Note and the closing of the RiverTown Sale, we had cash and cash equivalents of $160.0 million and available-for-sale investments of $550.7 million as of April 30, 2014.
In April 2013, we engaged Fairholme Capital Management, L.L.C. (“Fairholme Capital”) to serve as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of March 31, 2014, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement (the “Agreement”), as amended through March 31, 2014, with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors, which were set forth in the Agreement. The investment guidelines required that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement and (ii) no more than 10% of the investment account be invested in securities of any one issuer (excluding the U.S. Government). The investment account may not be invested in common stock securities. As of March 31, 2014, the investment account included $7.1 million of money market funds (all of which are classified within cash and cash equivalents), $434.8 million of U.S. Treasury securities ($210.0 million of which are classified within cash and cash equivalents), $53.6 million of corporate debt securities and $3.4 million of preferred stock equities. The issuers of the corporate debt securities are two national retail chains and are non-investment grade.

Effective April 21, 2014, we entered into an Amendment (the “Amendment”) to the Investment Management Agreement (the “Agreement”) with Fairholme Capital Management, L.L.C. (“Fairholme Capital”). Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Amendment to permit the investment in any one issuer to exceed 10%, but not 15%, with the consent of the Investment Committee. All other investment guidelines remain the same.
In November 2012, the Board of Directors approved the termination of our pension plan. We anticipate receiving between $17 million to $21 million in cash in late 2014 or 2015 upon the termination of our pension plan, which is overfunded. However, we cannot provide any assurance as to this timing as regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses before income taxes of approximately $19 million to $23 million as a result of terminating our pension plan.
The construction loan entered into by the Pier Park North joint venture requires us to provide certain guarantees and covenants as described in Note 7, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities of $25 million.
We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures and principal and interest payments on our long term debt for the next twelve months.

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the three months ended March 31, 2014, we incurred a total of $13.1 million for capital expenditures, which includes $10.1 million related to the Pier Park North joint venture and $3.0 million, which was primarily for our resorts and leisure operations, the development of our residential real estate projects and includes $0.5 million in planning costs for our mixed-use and active adult community. We expect to incur an additional estimated total of $58.0 million in future capital expenditures during the remaining nine months of 2014, which includes $36.0 million primarily for the development of our residential real estate projects and $22.0 million related to the Pier Park North joint venture, which we expect will be funded by the joint venture's construction loan proceeds. A portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances and operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of March 31, 2014, $16.8 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.56% at March 31, 2014.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $11.9 million related to CDD debt as of March 31, 2014. Our total outstanding CDD assessments were $33.7 million at March 31, 2014, which was comprised of $18.7 million at SouthWood, $11.0 million at RiverTown, $3.4 million at the existing Pier Park mall and $0.6 million at the Sharks Tooth golf course. The total outstanding CDD assessments related to the RiverTown CDD of $11.0 million were assumed by Mattamy on April 2, 2014, as part of the RiverTown Sale.
We currently expect to pay approximately $70 million in federal income taxes for 2014 after consideration of the RiverTown Sale and expect to pay federal income taxes on future taxable income.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$352.1	$2.3
Net cash used in investing activities	(146.9)	(0.3)
Net cash provided by financing activities	10.3	0.7
Net increase in cash and cash equivalents	215.5	2.7
Cash and cash equivalents at beginning of the year	21.9	166.0
Cash and cash equivalents at end of the year	$237.4	$168.7

Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations were $352.1 million during the three months ended March 31, 2014, as compared to $2.3 million during the same period in 2013 primarily as a result of the AgReserves Sale.
During the three months ended March 31, 2014, capital expenditures related to assets ultimately planned to be sold were $1.9 million and consisted of $0.7 million relating to our residential real estate segment, $0.3 million for our commercial real estate segment and $0.9 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and commercial land development.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations and capital expenditures for property and equipment used in our operations. During the three months ended March 31, 2014, cash flows used in investing activities were $146.9 million, which includes our total purchases, sales and maturities of our available-for-sale investments of $135.4 million.
During the three months ended March 31, 2014, capital expenditures incurred by our Pier Park North joint venture were $10.1 million and capital expenditures for other property and equipment were $1.1 million, which were primarily for our resorts, leisure and leasing operations segment.
Cash Flows from Financing Activities
Net cash provided by financing activities were $10.3 million during the three months ended March 31, 2014, which were for borrowings on the Pier Park North joint venture construction loan.
Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 at which time there is an option for a two year extension. As of March 31, 2014, $6.4 million was outstanding on the construction loan. Pursuant to the construction loan we have provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan we have agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less our direct liabilities.
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

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.7 million for all installment notes monetized through March 31, 2014. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes, of which approximately $14.3 million is expected to be received at the end of the installment notes' fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three months ended March 31, 2014.

Contractual Obligations at March 31, 2014

	Payments due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$49.5	$0.7	$42.6	$0.2	$6.0
Interest related to debt, including community development district debt (2)	20.3	2.5	3.3	1.7	12.8
Purchase obligations (3)	10.2	9.0	1.0	0.2	—
Total contractual cash obligations	$80.0	$12.2	$46.9	$2.1	$18.8

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $26.1 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning demand for residential real estate, especially for mixed-use and active adult communities, in Northwest Florida and our ability to develop projects that meet that demand;

•	our beliefs concerning the seasonality of our revenues;

•	our expectations regarding the demand for commercial and industrial uses, and our ability to develop projects that meet that demand;

•	the anticipated benefits of the AgReserves Sale and RiverTown Sale and the impact of such sales on our operations;

•	our belief that the St. Joe Club & Resorts will provide us with a competitive advantage;

•	our expectations regarding the financial impact of our decision to launch the St. Joe Club & Resorts and to privatize certain golf courses and resorts facilities;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•
our expectations regarding the costs and benefits of the Timber Note monetization structure, including the timing and amount of the expenses that NFTS will incur during the life of the Timber Note and the amount of the remaining principal balance;

•	our expectation regarding the effect and timing of the termination of our pension plan;

•
our expectation regarding our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us;

•	our belief regarding compliance with environmental and other applicable regulatory matters;

•	our expectations with respect to the accounting treatment for the AgReserves Sale and RiverTown Sale; and

•	our estimates regarding certain tax matters and accounting valuations, including our ability to use our tax assets to mitigate any tax liabilities that arise from the AgReserves Sale;

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These factors include those risks set forth in our Form 10-K for the year ended December 31, 2013 and the following:

•	our ability to capitalize on opportunities relating to mixed use and active adult community or communities in Northwest Florida;

•	any further downturns in the recovery of real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land, especially the permits required for the launch of our planned active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest the proceeds from the AgReserves Sale and the RiverTown Sale;

•	our ability to capitalize on the launch of the St. Joe Club & Resorts;

•
the anticipated benefits from our decision to launch the St. Joe Club & Resorts and to privatize certain golf courses and resort facilities may not be realized, may take longer to realize than expected, or may cost more to achieve than expected;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	our ability to anticipate the effect and timing of the termination of our pension plan;

•	significant decreases in market value of our investments in marketable securities;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale; and

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale or RiverTown Sale.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.6 million in the market value of our available-for-sale securities as of March 31, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments, which changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR, which a 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. A 1% change in our interest rate on our Pier Park North construction loan may result in additional interest payable of $0.2 million, which is currently capitalized. Interest rates for our in-substance defeased debt are fixed.

PART II

Item 1A.    Risk Factors

In our report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, we identify under “Item 1A. Risk Factors,” factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no other material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2013, except for the following:

Decreases in the market value of our investments in marketable securities, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, could have an adverse impact on our results of operations, cash flows and financial condition.

As of April 30, 2014, we have an investment account of $695.1 million which is managed by Fairholme Capital.  Of this amount, $34.3 million in cash equivalents, $569.8 million is held in U.S. Treasury securities, $87.5 million is held in corporate debt securities and $3.5 million is held in preferred stock, and the market value of these investments is subject to change from period to period. Our corporate debt securities are issued by two issuers, who are both national retail chains and are non-investment grade, and our preferred stock is issued by one issuer.  Furthermore, effective April 21, 2014, we amended our Investment Agreement with Fairholme Capital, our investment advisor, pursuant to which we increased the percentage of the investment account that could be invested in any one issuer from 10% to up to 15% of the total investment account, which means that as of April 30, 2014, we could invest up to a total of $104.3 million in any one issuer.  As a result of this concentration, the performance of our investments may be disproportionately affected by an adverse change in the financial condition of either of these two issuers or the market value of any of the securities in our portfolio, which could have a material adverse effect on our results of operations and cash flows.

Item 4.    Controls and Procedures
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
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2014 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 5.    Other Matters

Item 1.01    Entry into a Material Definitive Agreement

Amendment to Investment Management Agreement
Effective April 21, 2014, we entered into an Amendment (the “Amendment”) to the Investment Management Agreement (the “Agreement”) with Fairholme Capital Management, L.L.C. (“Fairholme Capital”). Pursuant to the Agreement we had engaged Fairholme Capital to serve as our investment advisor for our cash and cash equivalents to be held in an investment account. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Amendment to permit the investment in any one issuer to exceed 10%, but not 15%, with the consent of the Investment Committee. All other investment guidelines remain the same.
As of March 31, 2014, funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*10.49b	Amendment to Investment Management Agreement, dated April 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company.
*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	May 12, 2014	/s/ Park Brady
Park Brady
Chief Executive Officer
(Duly Authorized Officer)