Form 10-Q
period 2014-06-30
ST JOE CO
filed 2014-08-08
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 4, 2014, there were 92,300,329 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate, net	$322,923	$385,009
Cash and cash equivalents	50,883	21,894
Investments	628,542	146,972
Notes receivable, net	25,863	7,332
Pledged treasury securities	25,967	26,260
Prepaid pension asset	33,899	35,117
Property and equipment, net of accumulated depreciation of $60.7 million and $62.2 million at June 30, 2014 and December 31, 2013, respectively	10,946	11,410
Deferred tax asset	—	12,866
Other assets	31,384	22,612
Investments held by special purpose entities (Note 4)	210,463	—
Total assets	$1,340,870	$669,472
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$54,253	$44,217
Senior Notes held by special purpose entity (Note 4)	177,301	—
Accounts payable	18,223	12,083
Income taxes payable	28,928	302
Accrued liabilities and deferred credits	36,889	49,345
Deferred tax liabilities	40,100	—
Total liabilities	355,694	105,947
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,320,598 issued and 92,300,329 outstanding at June 30, 2014; 92,313,182 issued and 92,292,913 outstanding at December 31, 2013	892,187	892,027
Retained earnings (deficit)	91,733	(325,871)
Accumulated other comprehensive loss	(7,115)	(7,517)
Treasury stock at cost, 20,269 held at June 30, 2014 and December 31, 2013	(285)	(285)
Total stockholders’ equity	976,520	558,354
Non-controlling interest	8,656	5,171
Total equity	985,176	563,525
Total liabilities and equity	$1,340,870	$669,472
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture, Artisan Park, L.L.C., Panama City Timber Finance Company, L.L.C. and Northwest Florida Timber Finance Company L.L.C. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the guarantees and covenants discussed in Note 8, Real Estate Joint Ventures. See Note 4, Real Estate Sales and Note 8, Real Estate Joint Ventures.

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate	$41,698	$28,412
Cash and cash equivalents	2,710	2,225
Investments held by special purpose entities (Note 4)	210,463	—
Other assets	5,429	321
Total assets	$260,300	$30,958
LIABILITIES
Long-term debt (Note 8)	$22,416	$6,445
Senior Notes held by special purpose entity (Note 4)	177,301	—
Accounts payable	5,232	5,766
Accrued liabilities and deferred credits	3,422	1,925
Total liabilities	$208,371	$14,136
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Real estate sales	$48,868	$6,980	$626,614	$15,036
Resorts, leisure and leasing revenues	18,196	17,053	26,397	26,075
Timber sales	1,100	9,755	9,239	19,450
Total revenues	68,164	33,788	662,250	60,561
Expenses:
Cost of real estate sales	20,391	3,702	82,386	8,742
Cost of resorts, leisure and leasing revenues	13,631	12,660	21,777	20,945
Cost of timber sales	243	5,805	4,094	11,840
Other operating expenses	2,736	3,213	7,154	6,138
Corporate expense	4,435	4,490	8,524	8,878
Administrative costs associated with special purpose entities (Note 4)	3,746	—	3,746	—
Depreciation, depletion and amortization	1,944	2,335	4,039	4,660
Total expenses	47,126	32,205	131,720	61,203
Operating income (loss)	21,038	1,583	530,530	(642)
Other income (expense):
Investment income, net	3,951	306	4,224	413
Interest expense	(2,249)	(269)	(2,889)	(868)
Other, net	570	1,093	1,347	1,345
Total other income	2,272	1,130	2,682	890
Income before equity in loss from unconsolidated affiliates and income taxes	23,310	2,713	533,212	248
Equity in loss from unconsolidated affiliates	(11)	(15)	(21)	(27)
Income tax expense	(8,690)	—	(115,594)	—
Net income	14,609	2,698	417,597	221
Net loss attributable to non-controlling interest	—	6	7	12
Net income attributable to the Company	$14,609	$2,704	$417,604	$233

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,295,213	92,284,532	92,294,969	92,284,624
Net income per share attributable to the Company	$0.16	$0.03	$4.52	$—
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income:	$14,609	$2,698	$417,597	$221
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale investments	941	(891)	555	(891)
Income tax benefit	(364)	—	(214)	—
Total	577	(891)	341	(891)
Defined benefit pension items:
Net (loss) gain arising during the period	(187)	2,013	(596)	2,013
Settlement included in net periodic cost	200	394	440	394
Amortization of loss included in net periodic cost	125	101	257	198
Income tax benefit	(53)	—	(40)	—
Total	85	2,508	61	2,605
Total other comprehensive income, net of tax	662	1,617	402	1,714
Total comprehensive income, net of tax	$15,271	$4,315	$417,999	$1,935
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained earnings (deficit)	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Net income (loss)	—	—	417,604	—	—	(7)	417,597
Other comprehensive income	—	—	—	402	—	—	402
Capital contributions to special purpose entity from non-controlling interest (Note 4)	—	—	—	—	—	3,492	3,492
Issuance of common stock for directors fees	7,416	160	—	—	—	—	160
Balance at June 30, 2014	92,300,329	$892,187	$91,733	$(7,115)	$(285)	$8,656	$985,176

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$417,597	$221
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	4,039	4,660
Stock based compensation	160	247
Loss on sale of investments	833	—
Equity in loss in from unconsolidated affiliates	21	27
Deferred income tax expense	51,022	5
Cost of operating properties sold	71,623	7,948
Expenditures for operating properties	(3,505)	(11,207)
Notes receivable financed by the Company for operating properties sold	(19,600)	(1,184)
Timber Note	(200,000)	—
Deferred revenue	(13,432)	—
Accretion income	(818)	(382)
Other, net	52	81
Changes in operating assets and liabilities:
Payments received on notes receivable	1,519	25
Other assets	(5,078)	(2,058)
Accounts payable and accrued liabilities	7,576	10,627
Income taxes payable	28,594	—
Net cash provided by operating activities	340,603	9,010
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(12,973)	(4,933)
Purchases of property and equipment	(1,509)	(1,889)
Purchases of investments	(549,535)	(115,410)
Maturities of investments	60,000	—
Sales of investments	8,239	—
Investment in assets held by special purpose entities (Note 4)	(6,921)	—
Contributions to unconsolidated affiliates	(148)	—
Net cash used in investing activities	(502,847)	(122,232)
Cash flows from financing activities:
Borrowings on construction loan in Pier Park joint venture	15,971	—
Contribution to Pier Park North joint venture from non-controlling interest	—	1,743
Principal payments for long term debt	(478)	(285)
Issuance of Senior Notes by special purpose entity net of discount and issuance costs of $4.3 million for 2014 (Note 4)	175,740	—
Reduction in excise tax benefits related to stock based compensation	—	(8)
Taxes paid on behalf of employees related to stock based compensation	—	(25)
Net cash provided by financing activities	191,233	1,425
Net increase (decrease) in cash and cash equivalents	28,989	(111,797)
Cash and cash equivalents at beginning of the period	21,894	165,980
Cash and cash equivalents at end of the period	$50,883	$54,183

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash paid during the period for:
Interest expense	$967	$1,467
Income taxes	$35,979	$3
Capitalized interest	$129	$—
Non-cash financing and investment activities:
Net (decrease) increase in Community Development District debt	$(5,164)	$2,706
Decrease in pledged treasury securities related to defeased debt	$293	$277
Expenditures for operating properties and property and equipment financed through accounts payable	$825	$463
Exchange of Timber Note for investments held by special purpose entity (Note 4)	$200,000	$—
Capital contributions to special purpose entity from non-controlling interest (Note 4)	$3,492	$—
Settlement of note receivable	$—	$312

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a Florida real estate development and operating company with real estate assets and operations concentrated primarily between Tallahassee and Destin, Florida.

On March 5, 2014, the Company completed its previously announced sale to AgReserves, Inc., (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida previously owned by the Company, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). The acreage in the AgReserves Sale included a significant portion of the Company’s land previously designated for forestry operations as well as other land (i) that was not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that was not part of Company's development plans. See Note 4, Real Estate Sales for further information on the AgReserves Sale.
As of June 30, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry.
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

Recently Adopted Accounting Pronouncements

Income Taxes
In July 2013, the Financial Accounting Standard Board (the “FASB”) determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The Company adopted this guidance effective January 1, 2014, which reduced the Company's Deferred tax asset and Accrued liabilities and deferred credits by $1.7 million. The adoption of this guidance had no impact on the Company's Condensed Consolidated Statements of Operations or Statements of Cash Flows.

Recently Issued Accounting Pronouncements
Discontinued operations
In April 2014, FASB issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations and have a major effect on the organization's operations and financial results should be presented as discontinued operations. In addition, this ASU expands disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is to be applied prospectively and is effective for the Company beginning January 1, 2015. Early adoption is permitted, but only for disposals or classification as held for sale that have not already been reported in previously issued financial statements. The Company has not adopted this ASU as of June 30, 2014.
Revenue Recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows. The Company has not adopted this ASU as of June 30, 2014.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	June 30, 2014	December 31, 2013
Operating property:
Residential real estate	$1,544	$2,071
Resorts, leisure and leasing operations	177,064	146,624
Forestry	18,190	58,170
Other	45	45
Total operating property	196,843	206,910
Development property:
Residential real estate	102,307	130,616
Commercial real estate	58,812	58,659
Resorts, leisure and leasing operations	11,929	28,737
Forestry	3,319	8,976
Corporate	2,430	2,366
Total development property	178,797	229,354
Investment in unconsolidated affiliates(1)	2,368	2,241
Total real estate investments	378,008	438,505
Less: Accumulated depreciation	55,085	53,496
Investment in real estate, net	$322,923	$385,009

(1) Recorded in the Company’s resorts, leisure and leasing operation's segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for retail and commercial rental purposes, including property in our consolidated joint venture at Pier Park North. The increase in resorts, leisure and leasing operating property as compared to at December 31, 2013 is primarily attributable to the completion of development of a portion of the property owned by the Company's Pier Park North joint venture. This property may be sold in the future as part of the Company's principal real estate business. Forestry operating property includes the Company’s timberlands.
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. As the remainder of the Company's operations commence at Pier Park North, substantially all of the Pier Park North property included in development property as of June 30, 2014 will be reclassified as operating property.

The Company had capitalized indirect development costs, primarily related to the consolidated joint venture at Pier Park North, of $0.2 million and $0.5 million, during the three and six months ended June 30, 2014, respectively, and $0.3 million, during the three and six months ended June 30, 2013.

Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco joint venture. See Note 8, Real Estate Joint Ventures.

3. Impairment of Long Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating, development, investment property and property and equipment, net. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	continuing operating or cash flow losses for an operating property; and,

•	an accumulation of capital costs in a development property that significantly exceeds its historical basis in property held long-term.

The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and six months ended June 30, 2014 and 2013.

4. Real Estate Sales
AgReserves Sale
On March 5, 2014, the Company completed its previously announced AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the six months ended June 30, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
In April 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by the Company (“NFTF”). NFTF monetized the Timber Note by issuing $180 million aggregate principal amount of its 4.750% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.483% of the face value to third party investors. The Senior Notes are payable solely by the property of NFTF, which consists solely of (i) the Timber Note, (ii) the Letter of Credit, (iii) any cash, securities and other property in certain NFTF accounts, (iv) the rights of NFTF under the contribution agreement with the Company (which was solely to contribute the Timber Note and the Letter of Credit) and (v) any proceeds relating to the property listed in (i) through (iv) above. The investors holding the Senior Notes of NFTF have no recourse against the Company for payment of the Senior Notes or the related interest expense.

The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on the Company's Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the three and six months ended June 30, 2014 and are recorded in Administrative costs associated with special purpose entities on the Company's Condensed Consolidated Statements of Operations.
The Company owns the equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy the Company's liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not the Company's liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, the Company is not obligated to contribute any funds to either the Buyer SPE or NFTF.
The Company has determined that it is the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE's and NFTF's assets and liabilities are consolidated in the Company's financial statements as of June 30, 2014. The carrying amounts of the Buyer SPE's and NFTF's assets and non-recourse liabilities were $213.9 million and $179.5 million, respectively, as of June 30, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $2.0 million on the time deposit, U.S. Treasuries of $9.6 million, cash of $0.8 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million net of the $2.8 million discount and $2.2 million accrued interest expense on the Senior Notes.

The Company has recorded $2.0 million of interest income on the time deposit and amortization of the discount on the U.S. Treasuries in Investment income, net on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014. The Company has recorded $2.1 million of interest expense for the Senior Notes, amortization of the discount and issuance costs during the three and six months ended June 30, 2014.
The Company has classified the U.S. Treasury securities held by the Buyer SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the fifteen year period are recorded at amortized cost, which approximates fair value as of June 30, 2014. The U.S. Treasuries mature over the fifteen year period or $0.7 million within one year, $3.8 million after one year through five years, $3.1 million after five years through ten years and $2.0 million after ten years.

RiverTown Sale
On April 2, 2014, the Company completed its previously announced sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption of the Company’s Rivers Edge Community Development District (“Rivers Edge CDD”) assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed (the “RiverTown Sale”).
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

The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the three and six months ended June 30, 2014. Mattamy also assumed the Company's total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company's Condensed Consolidated Balance Sheets as of March 31, 2014.

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
At June 30, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$524,663	$151	$—	$524,814
Corporate debt securities	102,182	—	1,941	100,241
Preferred stock	3,270	217	—	3,487
	$630,115	$368	$1,941	$628,542

At December 31, 2013 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$124,861	$88	$—	$124,949
Corporate debt securities	24,236	—	2,213	22,023
	$149,097	$88	$2,213	$146,972

Fairholme Capital Management, L.L.C. (“Fairholme Capital”), serves as an investment adviser to the Company. As of June 30, 2014, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company's Board of Directors. Fairholme Capital receives no compensation for its services as the Company's investment advisor.

Pursuant to the terms of the Company's Investment Management Agreement as amended (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities. As of June 30, 2014, the investment account included $34.2 million of money market funds (all of which are classified within cash and cash equivalents), $524.8 million of U.S. Treasury securities (all of which are classified within investments), $100.2 million of corporate debt securities and $3.5 million of preferred stock. As of June 30, 2014, the Company's corporate debt securities were invested in one issuer who is a national retail chain and is non-investment grade.

During the three months ended June 30, 2014, realized losses from the sale of available-for-sale securities were $0.4 million, proceeds from the sale of available-for-sale securities were $5.6 million and proceeds from the maturity of available-for-sale securities were $35.0 million. During the six months ended June 30, 2014, realized losses from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $8.2 million and proceeds from the maturity of available-for-sale securities were $60.0 million.

At June 30, 2014 and December 31, 2013, there were no U.S. Treasury securities or preferred stock with unrealized losses.
As of June 30, 2014, corporate debt securities that have been in an unrealized loss position for more than twelve months had a fair value of $11.1 million and had $0.8 million of unrealized losses, which were included in Accumulated other comprehensive income as of June 30, 2014. As of June 30, 2014, corporate debt securities that have been in an unrealized loss position for less than twelve months had a fair value of $89.1 million and had $1.1 million of unrealized losses, which were included in Accumulated other comprehensive income as of June 30, 2014.

At December 31, 2013, corporate debt securities that have been in a continuous unrealized loss position for less than twelve months had a fair value of $22.0 million and had $2.2 million of unrealized losses, which were included in Accumulated other comprehensive income as of December 31, 2013.
The Company evaluates investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until unrealized losses are recovered or maturity, investee's industry and amount of the unrealized loss. Based on these factors, at June 30, 2014 and December 31, 2013 the unrealized losses related to the corporate debt securities of $1.9 million and $2.2 million, respectively, were deemed temporary.

The net carrying value and estimated fair value of investments classified as available-for-sale at June 30, 2014, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$524,663	$524,814
Due after one year through five years	102,182	100,241
	626,845	625,055
Preferred stock	3,270	3,487
	$630,115	$628,542

6. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income from investments in special purpose entities (Note 4)	$2,018	$—	$2,018	$—
Net investment income from available-for-sale securities	1,580	268	1,814	268
Interest accrued on notes receivable	353	38	392	145
Total investment income, net	3,951	306	4,224	413
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 4)	(2,071)	—	(2,071)	—
Interest expense	(178)	(269)	(818)	(868)
Total interest expense	(2,249)	(269)	(2,889)	(868)
Other, net	570	1,093	1,347	1,345
Total other income	$2,272	$1,130	$2,682	$890

The Company's Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014, include the interest accruals and amortization related to financial instruments held by the Buyer SPE and NFTF. See Note 4, Real Estate Sales.

Net investment income from available-for-sale securities includes interest earned, realized gains and losses and accretion of the net discount from our available-for-sale investments. See Note 5, Investments.

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

The financial instruments measured at fair value on a recurring basis at June 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$34,151	$—	$—	$34,151
Debt securities:
U.S. Treasury securities	524,814	—	—	524,814
Corporate debt securities	—	100,241	—	100,241
Preferred stock	—	3,487	—	3,487
	$558,965	$103,728	$—	$662,693

The financial instruments measured at fair value on a recurring basis at December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$1,761	$—	$—	$1,761
Debt securities:
U.S. Treasury securities	124,949	—	—	124,949
Corporate debt securities	—	22,023	—	22,023
	$126,710	$22,023	$—	$148,733
Money market funds and short term U.S. Treasury securities are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. U.S. Treasury securities with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company's Condensed Consolidated Balance Sheets.

Corporate debt securities and preferred stock are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions in an inactive market. Corporate debt securities and preferred stock are categorized as level 2 financial instruments since their fair values were determined from quoted prices in an inactive market or for similar instruments in an active market.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their carrying values at June 30, 2014 and December 31, 2013, due to the short-term nature of these assets and liabilities. These financial instruments would be categorized as level 1. The Company’s notes receivable and debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 2.

•
The fair value of the investments held by special purpose entities includes a time deposit and held-to-maturity investments that approximates their carrying value at June 30, 2014. See Note 4, Real Estate Sales. These financial instruments would be categorized as level 3 and level 1, respectively.

•	The fair value of the debt held by special purpose entity approximates its fair value as of June 30, 2014. See Note 4, Real Estate Sales. This financial instrument would be categorized as level 3.

•	The fair value of the Company’s pledged treasury securities is based on quoted market rates.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	June 30, 2014			December 31, 2013
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$25,967	$27,520	1	$26,260	$28,465	1
Retained interest investments	$9,782	$13,049	3	$9,639	$12,827	3
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
As such, the government backed securities and the related debt (see Note 10, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
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

The Company had a retained interest investment balance of $9.8 million and $9.6 million as of June 30, 2014 and December 31, 2013, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and six months ended June 30, 2014 and 2013.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Condensed Consolidated Balance Sheets in connection with the installment sale monetization transactions.

8. Real Estate Joint Ventures
The Company enters into real estate joint ventures, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of variable interest entities (“VIE”) in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.
Consolidated Real Estate VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company has contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of June 30, 2014. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan could be disbursed, which were met in 2013. As of June 30, 2014 and December 31, 2013, $22.4 million and $6.4 million, respectively, were outstanding on the construction loan. Pursuant to the construction loan agreement the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

As of June 30, 2014, the Company's capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
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
As of June 30, 2014, the carrying amounts of the real estate VIEs’ assets that are consolidated were $46.4 million and non-recourse liabilities $28.7 million, including debt of $22.4 million, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. Each VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, that VIE, and not the Company, except for the above described guarantees and covenants.
Unconsolidated Real Estate VIEs
As of June 30, 2014, the Company is a partner in the following two real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C. (“ESM”) and ALP Liquidating Trust (“ALP”). These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.4 million and $2.2 million at June 30, 2014 and December 31, 2013, respectively.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	June 30, 2014	December 31, 2013
BALANCE SHEETS:
Investment in real estate	$12,206	$12,124
Cash and cash equivalents	16,429	16,897
Other assets	73	72
Total assets	$28,708	$29,093

Accounts payable and other liabilities	$481	$159
Equity(1)	28,227	28,934
Total liabilities and equity	$28,708	$29,093

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
STATEMENTS OF OPERATIONS:
Total expenses, net	$654	$451	$1,053	$783
Net loss	$654	$451	$1,053	$783

9. Notes Receivable, net
Notes receivable, net consists of the following:

	June 30, 2014	December 31, 2013
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, annual principal payment of $1.0 million due March 2015 and all accrued interest and remaining principal payment due June 2015	$19,600	$—
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, any remaining payments outstanding are due February and August 2015, net of deferred profit of $0.2 million and $0.7 million at June 30, 2014 and December 31, 2013, respectively	3,265	4,062
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,368	2,623
Various mortgage notes, secured by certain real estate bearing interest at various rates	630	647
Total notes receivable, net	$25,863	$7,332
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

10. Debt

Debt consists of the following:

	June 30, 2014	December 31, 2013
In-substance defeased debt, interest payable monthly at 5.62% at June 30, 2014 and December 31, 2013, secured and paid by pledged treasury securities, due October 1, 2015	$25,967	$26,260
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 2.25% to 7.15% at June 30, 2014 and December 31, 2013	5,870	11,512
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.25% and 2.27% at June 30, 2014 and December 31, 2013, respectively	22,416	6,445
Total debt	$54,253	$44,217
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $5.9 million and $11.5 million related to CDD assessments as of June 30, 2014 and December 31, 2013, respectively. The Company's total outstanding CDD assessments were $22.1 million and $34.8 million at June 30, 2014 and December 31, 2013, respectively. As part of the RiverTown Sale during the second quarter of 2014, Mattamy assumed $11.0 million of the Company's outstanding CDD assessments, of which $5.4 million was recorded on the Company's Condensed Consolidated Balance Sheets as of March 31, 2014.
In February 2013, the Company's Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. As of June 30, 2014 and December 31, 2013, $22.4 million and $6.4 million, respectively were outstanding on the construction loan. See Note 8, Real Estate Joint Ventures.

The aggregate maturities of debt subsequent to June 30, 2014 are:

June 30, 2014
2014	$297
2015	25,783
2016	22,533
2017	121
2018	126
Thereafter	5,393
$54,253

11. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	June 30, 2014	December 31, 2013
Accrued compensation	$3,017	$3,705
Deferred revenue	15,227	28,551
Membership deposits	8,569	8,545
Other accrued liabilities	7,915	8,544
Accrued interest expense for Senior Notes held by special purpose entity (Note 4)	2,161	—
Total accrued liabilities and deferred credits	$36,889	$49,345
Deferred revenue at June 30, 2014 and at December 31, 2013 includes $12.5 million and $23.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred. As part of the AgReserves Sale, the Company transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, the Company recognized $11.0 million of revenue during the six months ended June 30, 2014.

12. Income Taxes
Income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current:
Federal	$(19,770)	$—	$64,443	$—
State	(31)	—	129	—
Total	(19,801)	—	64,572	—
Deferred:
Federal	28,415	(6)	40,459	(6)
State	76	6	10,563	6
Total	28,491	—	51,022	—
Income tax expense	$8,690	$—	$115,594	$—

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Tax at the statutory federal rate	$8,154	$947	$186,619	$81
State income taxes (net of federal benefit)	816	95	18,662	8
Decrease in valuation allowance	(864)	(907)	(90,164)	(100)
Other	584	(135)	477	11
Income tax expense	$8,690	$—	$115,594	$—

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of June 30, 2014 and December 31, 2013 are presented below:

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Federal net operating carryforwards	$—	$26,884
State net operating loss carryforwards	11,800	20,759
Impairment losses	118,361	151,050
Prepaid income from land sales	5,517	10,210
Other	4,156	7,592
Total gross deferred tax assets	139,834	216,495
Valuation allowance	(5,789)	(95,953)
Total net deferred tax assets	134,045	120,542
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	1,794	1,726
Deferred gain on land sales and involuntary conversions	30,812	31,385
Prepaid pension asset	15,087	15,596
Installment sales	126,452	58,969
Total gross deferred tax liabilities	174,145	107,676
Total net deferred tax (liability) asset	$(40,100)	$12,866
During the six months ended June 30, 2014, the Company had taxable income from the AgReserves Sale of approximately $502.6 million, of which $179.9 million is expected to be deferred for fifteen years for tax purposes. The Company utilized federal net operating loss carryforwards of $76.8 million and state net operating loss carryforwards of $314.1 million to offset part of the remaining taxable income from the AgReserves Sale. As of June 30, 2014, the Company had no federal net operating loss carryforwards and had $337.1 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $96.0 million. As a result of the deferred tax liability of $69.2 million from the AgReserves Sale, the reversals of the deferred tax assets for the federal and state net operating loss carryforwards and the reversals of deferred tax assets for impairment losses, primarily from the RiverTown Sale, the Company had a net deferred tax liability of $40.1 million as of June 30, 2014, as compared to a net deferred tax asset of $12.9 million as of December 31, 2013. During the six months ended June 30, 2014, the Company reversed $90.2 million of the valuation allowance that was recorded as of December 31, 2013.

The Company has maintained a valuation allowance of $5.8 million at June 30, 2014 primarily for a portion of its deferred tax assets for state net operating loss carryforwards that management believes it has not met the requirements from which to realize the benefits. In addition, as a result of the adoption of the guidance that was effective for the Company on January 1, 2014 related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, the Company reclassed $1.7 million of its unrecognized tax benefit from Accrued liabilities and deferred credits to net deferred tax liabilities as of June 30, 2014.

13. Employee Benefit Plan
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
A summary of the net periodic pension cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$—	$(34)	$—	$224
Interest cost	162	142	347	312
Expected loss (return) on assets	138	(272)	275	(718)
Settlement charges	200	394	440	394
Amortization of loss	125	101	257	198
Net periodic pension cost	$625	$331	$1,319	$410

The following table includes the assumptions used to develop net periodic pension cost and benefit obligations:

	June 30, 2014	March 31, 2014	December 31, 2013
Discount rate	3.70%	3.93%	4.37%
Expected long term rate on plan assets	—%	—%	—%
Rate of compensation increase	N/A	N/A	N/A

14. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which are presented net of tax, for the three and six months ended June 30, 2014 and 2013:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at March 31, 2014	$(5,415)	$(2,362)	$(7,777)
Other comprehensive income (loss) before reclassifications	(115)	311	196
Amounts reclassified from accumulated other comprehensive loss	200	266	466
Other comprehensive income	85	577	662
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(367)	(173)	(540)
Amounts reclassified from accumulated other comprehensive loss	429	513	942
Other comprehensive income	62	340	402
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at March 31, 2013	$(8,555)	$—	$(8,555)
Other comprehensive income (loss) before reclassifications	2,013	(891)	1,122
Amounts reclassified from accumulated other comprehensive loss	495	—	495
Other comprehensive income (loss)	2,508	(891)	1,617
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income (loss) before reclassifications	2,013	(891)	1,122
Amounts reclassified from accumulated other comprehensive loss	592	—	592
Other comprehensive income (loss)	2,605	(891)	1,714
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2014	2013	2014	2013	Affected Line in the Condensed Consolidated Statements of Operations
Defined Benefit Pension Items
Amortization of loss	$125	$101	$257	$198	Net periodic pension costs, Note 13. Employee Benefit Plan
Settlement cost	200	394	440	394	Net periodic pension costs, Note 13. Employee Benefit Plan
Total before tax	325	495	697	592
Income tax benefit	(125)	—	(268)	—
Net of tax	200	495	429	592

Realized loss on sale of available-for-sale securities	432	—	833	—	Investment income, net
Income tax benefit	(166)	—	(320)	—
Net of tax	266	—	513	—

Total reclassifications for the period, net of tax	$466	$495	$942	$592

15. Segment Information
As of June 30, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. During the first quarter of 2014, the Company's rural land segment no longer met the qualitative or quantitative factors as a reportable operating segment. The Company has revised its segment presentation to include the remaining rural land segment primarily within the Company's forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations or cash flows for the periods presented.

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
Information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Revenues
Residential real estate	$47,724	$5,511	$53,427	$13,292
Commercial real estate	980	1,172	3,265	1,398
Resorts, leisure and leasing operations	18,196	17,053	26,397	26,075
Forestry	1,144	9,783	579,017	19,463
Other	120	269	144	333
Consolidated operating revenues	$68,164	$33,788	$662,250	$60,561

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$26,023	$(131)	26,381	$164
Commercial real estate	164	(188)	964	(864)
Resorts, leisure and leasing operations	2,657	3,031	964	2,086
Forestry	1,012	3,817	515,110	7,322
Other	(6,546)	(3,816)	(10,207)	(8,460)
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$23,310	$2,713	$533,212	$248

	June 30, 2014	December 31, 2013
Total Assets:
Residential real estate	$130,967	$141,097
Commercial real estate	63,036	62,924
Resorts, leisure and leasing operations (a)	159,026	142,940
Forestry	20,295	60,889
Other	967,546	261,622
Total assets	$1,340,870	$669,472

(a)	Includes $2.4 million and $2.2 million of investment in equity method investees at June 30, 2014 and December 31, 2013, respectively.

16. Commitments and Contingencies

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

On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC and providing relevant information, including most recently in July 2014, regarding the Company’s change in investment strategy and impairments. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $0.5 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At June 30, 2014 and December 31, 2013, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $13.4 million and $14.1 million, respectively.
At June 30, 2014, the Company has a total of $9.6 million in purchase obligations, which $8.8 million are for 2014, $0.7 million are for 2015 and $0.1 million are for 2016 and thereafter.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures.

17. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in the State of Florida, particularly Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, the Company had $524.8 million invested in U.S. Treasury securities and $100.2 million invested in one issuer of corporate debt securities as of June 30, 2014. The issuer of the Company's corporate debt securities is non-investment grade.

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

AgReserves Sale
On March 5, 2014, we completed our previously announced sale to AgReserves, Inc. (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the six months ended June 30, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”) and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
We received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expect to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that we contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on our Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the three and six months ended June 30, 2014 and are recorded in Administrative costs associated with special purpose entities on our Condensed Consolidated Statements of Operations.
We own the equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy our liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not our liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, we are not obligated to contribute any funds to either the Buyer SPE or NFTF.

We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE's and NFTF's assets and liabilities are consolidated in our financial statements as of June 30, 2014. The carrying amounts of the Buyer SPE's and NFTF's assets and non-recourse liabilities were $213.9 million and $179.5 million, respectively, as of June 30, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $2.0 million on the time deposit, U.S. Treasuries of $9.6 million, cash of $0.8 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million, net of the $2.8 million discount and $2.2 million accrued interest expense on the Senior Notes.
We have recorded $2.0 million of interest income on the time deposit and amortization of the discount on the U.S. Treasuries in Investment income, net on our Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2014. We recorded $2.1 million of interest expense for the Senior Notes, amortization of the discount and issuance costs during the three and six months ended June 30, 2014.

RiverTown Sale
On April 2, 2014, we completed the previously announced sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption of our Rivers Edge Community Development District (“Rivers Edge CDD”) assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from us as the RiverTown community is developed (the “RiverTown Sale”).
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

We recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014. Mattamy also assumed our total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on our Condensed Consolidated Balance Sheets as of March 31, 2014.

Segments
We currently conduct primarily all of our business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale, during the six months ended June 30, 2014 and excluding revenue of $43.6 million related to the RiverTown Sale, during the three and six months ended June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment Operating Revenues
Residential real estate	16.8%	16.3%	20.6%	22.0%
Commercial real estate	4.2%	3.5%	6.9%	2.2%
Resorts, leisure and leasing operations	74.1%	50.5%	55.3%	43.1%
Forestry	4.5%	29.0%	17.0%	32.1%
Other	0.4%	0.7%	0.2%	0.6%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

For more information regarding our operating segments, see Note 15, Segment information of our unaudited condensed consolidated financial statements included in this quarterly report.

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land.
Our residential real estate segment generates revenues primarily from:

•	the sale of developed homesites and homes;

•	the sale of parcels of entitled, undeveloped lots;

•	a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold;

•	the sale of impact fee credits; and

•	other fees on certain transactions.
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
Clubs and Resorts – Our clubs and resorts include our golf courses and resort facilities that generate revenues from memberships, daily play at those golf courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.
St. Joe Club & Resorts is our private membership club that provides participating homeowners and their rental guests access to our clubs. We launched St. Joe Club & Resorts in January 2014, and as a result of this initiative, certain of our clubs are no longer available to the public. While we expect revenues generated from these facilities to decline, we expect that revenues from our higher margin vacation rental business will increase in the future as we believe that the St. Joe Club & Resorts will provide us a competitive advantage in this business.
In May 2014, St. Joe Club & Resorts began managing The Pearl, a fifty-five room resort hotel in Rosemary Beach, Florida. Revenues generated for our management services of The Pearl include a management fee, fifty percent of resort fees and a percentage of The Pearl's gross operating profit. Expenses incurred include primarily internal personnel costs.
Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.
Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North, and incur expenses primarily from maintenance of these properties and personnel costs.

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
Prior to the AgReserves Sale, a significant portion of the revenue from our forestry segment was generated pursuant to our RockTenn Supply Agreement, under which we sold delivered wood (trees that we cut and deliver). As part of the AgReserves Sale, the RockTenn Supply Agreement was assumed by AgReserves. Subsequent to the AgReserves Sale, revenue from our forestry segment has decreased substantially and be primarily from open market sales of timber.

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

The critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes in these policies during the first six months of 2014, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Our residential real estate business and our resorts, leisure and leasing operations businesses are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operations businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Historically, our residential real estate business revenues have been higher in the second and third quarters due to increased customer traffic and sales; however, we have begun to see a shift away from seasonality as we sell more lots directly to homebuilders.
Following the AgReserves Sale, our business is more dependent upon the real estate industry and resorts, leisure and leasing businesses as income from our forestry operations has been reduced. Therefore, the cyclical nature of our real estate operations could become more apparent in our quarterly or annual results of operations and cash flows.

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and six months ended June 30, 2014 and 2013. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Revenues:
Real estate sales	$48.9	$7.0	$626.6	$15.0
Resorts, leisure and leasing revenues	18.2	17.0	26.4	26.1
Timber sales	1.1	9.8	9.2	19.5
Total	68.2	33.8	662.2	60.6
Expenses:
Cost of real estate sales	20.4	3.7	82.4	8.7
Cost of resorts, leisure and leasing revenues	13.6	12.7	21.8	20.9
Cost of timber sales	0.2	5.8	4.1	11.8
Other operating expenses	2.8	3.2	7.2	6.1
Corporate expenses	4.4	4.5	8.5	9.0
Administrative costs associated with special purpose entities (Note 4)	3.7	—	3.7	—
Depreciation, depletion and amortization	2.0	2.3	4.0	4.7
Total	47.1	32.2	131.7	61.2
Operating income (loss)	21.1	1.6	530.5	(0.6)
Other income (expense):
Investment income, net	3.9	0.3	4.2	0.4
Interest expense	(2.2)	(0.3)	(2.9)	(0.9)
Other, net	0.5	1.1	1.4	1.3
Total other income	2.2	1.1	2.7	0.8
Income before equity in loss from unconsolidated affiliates and income taxes	23.3	2.7	533.2	0.2
Income tax expense	(8.7)	—	(115.6)	—
Net income	$14.6	$2.7	$417.6	$0.2

Real Estate Sales and Gross Margin.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$4.2	8.6%	$5.5	78.6%	$9.9	1.6%	$13.3	88.7%
RiverTown Sale	43.6	89.2%	—	—%	43.6	7.0%	—	—%
Commercial real estate sales	1.0	2.0%	1.2	17.1%	3.4	0.5%	1.4	9.3%
AgReserves Sale and other	0.1	0.2%	0.3	4.3%	569.7	90.9%	0.3	2.0%
Real estate sales	$48.9	100.0%	$7.0	100.0%	$626.6	100.0%	$15.0	100.0%

Gross profit:
Residential real estate sales	$1.7	40.5%	$2.4	43.6%	$4.7	47.5%	$5.4	40.6%
RiverTown Sale	26.0	59.6%	—	—%	26.0	59.6%	—	—%
Commercial real estate sales	0.7	70.0%	0.6	50.0%	2.3	67.6%	0.6	42.9%
AgReserves Sale and other	0.1	100.0%	0.3	100.0%	511.2	89.7%	0.3	100.0%
Gross profit	$28.5	58.3%	$3.3	47.1%	$544.2	86.8%	$6.3	42.0%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. During the three months ended June 30, 2014, real estate sales increased $41.9 million primarily due to the RiverTown Sale. As a result of the RiverTown Sale, we recorded $43.6 million in revenues from residential real estate sales. Excluding the RiverTown Sale, residential real estate sales decreased $1.3 million, or 24%, to $4.2 million during the three months ended June 30, 2014, as compared to $5.5 million during the same period in 2013. This decrease is primarily due to a decrease in available homesites for sale in our resort communities during the three months ended June 30, 2014, as compared to the same period in 2013. Commercial real estate sales decreased $0.2 million during the three months ended June 30, 2014, as compared to the same period in 2013.

During the six months ended June 30, 2014, real estate sales increased $611.6 million primarily due to the AgReserves Sale and the RiverTown Sale. As part of the AgReserves Sale and the RiverTown Sale, we recorded $569.7 million and $43.6 million, respectively, in revenues from real estate sales. Real estate sales for the AgReserves Sales, included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

Excluding the RiverTown Sale, residential real estate sales decreased $3.4 million, or 26%, to $9.9 million during the six months ended June 30, 2014, as compared to $13.3 million during the same period in 2013. This decrease is primarily due to a decrease in available homesites for sale in our resort communities during the six months ended June 30, 2014, as compared to the same period in 2013. The decrease in residential sales is partially offset by an increase of $2.0 million in commercial real estate sales during the six months ended June 30, 2014, as compared to the same period in 2013.

Real Estate Sales Gross Profit. During the three months ended June 30, 2014, we recorded gross profit of $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the RiverTown Sale, gross profit was $2.5 million, or 47.2%, during the three months ended June 30, 2014, as compared to $3.3 million, or 47.1%, during the same period in 2013.

During the six months ended June 30, 2014, we recorded gross profit of $511.2 million, or 89.7%, for the AgReserves Sale and $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the AgReserves Sale and the RiverTown Sale, gross profit was $7.0 million, or 52.6%, during the six months ended June 30, 2014, as compared to $6.3 million or 42.0% during the same period in 2013. The increase in gross profit, excluding the AgReserves Sale and the RiverTown Sale, is primarily due to the increase in commercial sales, which typically have higher gross profit margins as compared to residential real estate sales, and increases in prices in our residential resort communities and the lot residual received which has no related cost.

As a result of the AgReserves Sale, we do not expect to have substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.
Resorts, Leisure and Leasing Revenues and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Dollars in millions
Resorts, leisure and leasing revenues	$18.2	$17.0	$26.4	$26.1
Gross profit	$4.6	$4.3	$4.6	$5.2
Gross profit margin	25.3%	25.3%	17.4%	19.9%

Resorts, leisure and leasing revenues increased $1.2 million, or 7%, during the three months ended June 30, 2014, as compared to the same period in 2013. The increase in revenues includes an increase of $0.6 million of resorts and leisure revenues primarily due to an increase in room nights rented and an increase of $0.6 million of leasing revenues from leases in our Pier Park North joint venture. Beginning in early 2014, we commenced recognizing leasing revenue from our Pier Park North joint venture as retail stores became occupied by tenants. As a result, we recognized $0.6 million of leasing revenues during the three months ended June 30, 2014.
Resorts, leisure and leasing revenues increased $0.3 million, or 1%, during the six months ended June 30, 2014, as compared to the same period in 2013. The increase in revenues is primarily due to an increase of $0.8 million for leasing revenues, which now includes leasing revenue from our Pier Park North joint venture as retail stores became occupied by tenants. The increase from our leasing revenues is partially offset by a decrease from our resorts and leisure revenues primarily due to the harsh weather during the first few months of 2014.

Timber Sales and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Dollars in millions
Timber sales	$1.1	$9.8	$9.2	$19.5
Gross profit	$0.9	$4.0	$5.1	$7.7
Gross profit margin	81.8%	40.8%	55.4%	39.5%

The decrease in timber sales of $8.7 million, or 89%, during the three months ended June 30, 2014, and $10.3 million, or 53%, during the six months ended June 30, 2014, as compared to the same periods in 2013, are primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the six months ended June 30, 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the six months ended June 30, 2014. We expect our timber sales and related costs to substantially decrease in the future as a result of the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without delivery costs, which has increased our gross profit margin.
Other operating and corporate expenses. Other operating and corporate expenses decreased by $0.5 million, or 7%, during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a decrease in professional fees and property taxes. Other operating and corporate expenses increased by $0.6 million, or 4%, during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to $1.2 million of severance costs associated with the AgReserves Sale, partially offset by a decrease in property taxes and professional fees.

Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million for the three and six months ended June 30, 2014, include one-time administrative costs associated with the monetization of the Timber Note. See Note 4, Real Estate Sales.
Other income (expense). Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net investment income from available-for-sale securities	$1.6	$0.3	$1.8	$0.3
Interest income from investments in special purpose entities	2.0	—	2.0	—
Interest accrued on notes receivable	0.3	—	0.4	0.1
Total investment income, net	3.9	0.3	4.2	0.4
Interest expense	(0.1)	(0.3)	(0.8)	(0.9)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	(2.1)	—	(2.1)	—
Total interest expense	(2.2)	(0.3)	(2.9)	(0.9)
Other, net	0.5	1.1	1.4	1.3
Total other income	$2.2	$1.1	$2.7	$0.8

Investment income. Investment income primarily includes (i) interest earned, realized gains and losses and accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the Buyer SPE. See “AgReserves Sale” in the Business Overview section for additional information.

Investment income increased $3.6 million during the three months ended June 30, 2014, as compared to the same period in 2013, due to an increase of $1.3 million from our available-for-sale securities (which includes an increase of $1.7 million for interest, partially offset by realized losses of $0.4 million), $0.3 million for interest earned on mortgage notes receivables and $2.0 million for interest earned on the time deposit held by the Buyer SPE.

    Investment income increased $3.8 million during the six months ended June 30, 2014, as compared to the same period in 2013, due to an increase of $1.5 million for our available-for-sale securities (which includes an increase of $2.3 million for interest, offset by realized losses of $0.8 million), an increase of $0.3 million for interest earned on mortgage notes receivables and $2.0 million for interest income primarily for interest income earned on the time deposit held by the Buyer SPE.

Interest expense. Interest expense increased $2.0 million during the three and six months ended June 30, 2014, as compared to the same period in 2013, primarily due to interest expense of $2.1 million for the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale. See “AgReserves Sale” in the Business Overview section for additional information.

Other income. Other income decreased by $0.6 million during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to the sale of hunting leases that were included in the AgReserves Sale.
Income tax expense. We recorded income tax expense of $8.7 million and $115.6 million during the three and six months ended June 30, 2014, respectively, as compared to no tax expense during the same periods in 2013. Our effective tax rates for the three and six months ended June 30, 2014, were approximately 37.3% and 21.7%, respectively, as compared to 0% during the same periods in 2013. During the six months ended June 30, 2014, we reversed $90.2 million of the valuation allowances established on our net deferred tax assets of $12.9 million as of December 31, 2013, which reduced our effective rate for the six months ended June 30, 2014. Subsequent to the reversal of the valuation allowance on the net deferred tax assets in 2014, we expect our effective rate to be closer to the statutory rate.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Revenues:
RiverTown Sale	$43.6	$—	$43.6	$—
Real estate sales	3.8	5.4	9.4	13.0
Other revenues	0.4	0.1	0.5	0.3
Total revenues	47.8	5.5	53.5	13.3
Expenses:
Cost of real estate sales - RiverTown Sale	17.6	—	17.6	—
Cost of real estate sales and other revenues	2.5	3.1	5.2	7.9
Other operating expenses	1.9	2.1	4.0	4.1
Depreciation and amortization	0.1	0.2	0.3	0.4
Total expenses	22.1	5.4	27.1	12.4
Operating income	25.7	0.1	26.4	0.9
Other income (expense)	0.3	(0.2)	—	(0.7)
Net income (loss) before income taxes	$26.0	$(0.1)	$26.4	$0.2

Real estate sales include sales of homes and homesites, other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). Other revenues include brokerage fees and impact fee credits sold.

As discussed above in the Business Overview section, in April 2014, we completed the RiverTown Sale and as a result recognized revenue of $43.6 million during the three and six months ended June 30, 2014.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type, excluding the RiverTown Sale:

	Three Months Ended June 30, 2014					Three Months Ended June 30, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	5	$1.6	$1.1	$0.5	31.3%	16	$3.5	$1.9	$1.6	45.7%
Primary homesites	20	2.2	1.3	0.9	40.9%	22	1.3	0.8	0.5	38.5%
RiverTown community	—	—	—	—	—%	14	0.6	0.4	0.2	33.3%
Total	25	$3.8	$2.4	$1.4	36.8%	52	$5.4	$3.1	$2.3	42.6%

Northwest Florida resort homesites. Real estate sales decreased $1.9 million, or 54%, during the three months ended June 30, 2014, as compared the same period in 2013, due to a decrease in homesite sales in our WaterColor and WaterSound West Beach communities, slightly offset by an increase in homesite sales in our WaterSound Beach community. Gross profit margins decreased to 31.3% during the three months ended June 30, 2014, as compared to 45.7% during the same period in 2013, primarily due to mix of homesites sold during each respective period.

Northwest Florida primary homesites. Real estate sales increased $0.9 million, or 69%, and gross profit margin increased to 40.9% during the three months ended June 30, 2014, as compared to 38.5% during the same period in 2013. During the three months ended June 30, 2014, sales of homesites were primarily in our WaterSound Origins community as compared to sales in our SouthWood and Breakfast Point communities during the same period in 2013. Homesite sales in our WaterSound Origins community typically have higher margins than our SouthWood and Breakfast Point communities.

RiverTown community. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community during the three months ended June 30, 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.2 million during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to a decrease in property taxes.
During the three months ended June 30, 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other income (expense) primarily includes interest earned on our mortgage notes receivable and interest expense on our CDD assessments. During the three months ended June 30, 2014, we recorded $0.3 million of interest earned primarily from the RiverTown Note combined with minimal interest expense for our CDD assessments due to the RiverTown Sale. During the three months ended June 30, 2013, we recorded interest expense of $0.2 million related to the Rivers Edge CDD assessments and minimal interest earned on our mortgage notes receivable.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type, excluding the RiverTown Sale:

	Six Months Ended June 30, 2014					Six Months Ended June 30, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	18	$5.4	$2.6	$2.8	51.9%	57	$9.2	$5.3	$3.9	42.4%
Primary homesites	39	3.7	2.4	1.3	35.1%	47	2.7	1.8	0.9	33.3%
RiverTown community	7	0.3	0.2	0.1	33.3%	28	1.1	0.8	0.3	27.3%
Total	64	$9.4	$5.2	$4.2	44.7%	132	$13.0	$7.9	$5.1	39.2%

Northwest Florida resort homesites. Real estate sales decreased $3.8 million, or 41%, during the six months ended June 30, 2014, as compared the same period in 2013, due to a decrease in homesites sales in our WaterColor community and our WaterSound West Beach community, slightly offset by an increase in homesite sales in our WaterSound Beach community. Gross profit margins increased to 51.9% during the six months ended June 30, 2014, as compared to 42.4% during the same period in 2013, primarily due to an increase in pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities, an increase in the lot residual received and the recognition of deferred profit in our WaterSound West Beach community, given that both the lot residual and the recognition of deferred profit have no related costs.

Northwest Florida primary homesites. Real estate sales increased $1.0 million, or 37%, and gross profit margin increased to 35.1% during the six months ended June 30, 2014, as compared to 33.3% during the same period in 2013. During the six months ended June 30, 2014, sales of homesites were primarily in our WaterSound Origins community as compared to sales in our SouthWood and Breakfast Point communities during the same period in 2013. Homesite sales in our WaterSound Origins community typically have higher prices and margins than our SouthWood and Breakfast Point communities.

RiverTown Community primary homesites. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community during the six months ended June 30, 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.1 million during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to a decrease in property taxes slightly offset by increased professional fees and repairs and maintenance.
During the six months ended June 30, 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other income (expense) primarily includes interest earned on our mortgage notes receivables and interest expense on our CDD assessments. During the six months ended June 30, 2014, we recorded $0.4 million of interest earned primarily from the RiverTown Note, slightly offset by interest expense for our CDD assessments. During the six months ended June 30, 2013, we recorded interest expense of $0.7 million related to the Rivers Edge CDD assessments and minimal interest earned on our mortgage notes receivable.

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

The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Revenues:
Real estate sales	$1.0	$1.2	$3.4	$1.4
Expenses:
Cost of real estate sales	0.3	0.6	1.1	0.8
Other operating expenses	0.6	0.7	1.2	1.4
Total expenses	0.9	1.3	2.3	2.2
Operating income (loss)	0.1	(0.1)	1.1	(0.8)
Other expense	—	(0.1)	(0.1)	(0.1)
Net Income (loss) before income taxes	$0.1	$(0.2)	$1.0	$(0.9)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Commercial real estate sales decreased $0.2 million to $1.0 million during the three months ended June 30, 2014, as compared to $1.2 million for the same period in 2013. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses decreased $0.1 million during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to professional fees.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Commercial real estate sales increased $2.0 million to $3.4 million during the six months ended June 30, 2014, as compared to $1.4 million for the same period in 2013. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses decreased $0.2 million during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to employee costs and property taxes.

Resorts, Leisure and Leasing Operations
Our resorts, leisure and leasing operations segment includes recurring revenues from our resort and leisure activities. Resort, leisure and leasing revenues and cost of resort, leisure and leasing revenues include results of operations from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities. In addition, this segment also includes our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North.
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Revenues:
Resorts and leisure operations	$16.4	$15.8	$23.4	$23.9
Leasing operations	1.8	1.2	3.0	2.2
Total revenues	18.2	17.0	26.4	26.1
Expenses:
Cost of resorts and leisure operations	13.1	12.2	20.7	20.0
Cost of leasing operations	0.6	0.5	1.2	1.0
Operating expenses	0.2	0.1	0.4	0.2
Depreciation	1.7	1.6	3.2	3.2
Total expenses	15.6	14.4	25.5	24.4
Operating income	2.6	2.6	0.9	1.7
Other income	—	0.4	$—	0.4
Net income before income taxes	$2.6	$3.0	$0.9	$2.1
The following table sets forth the detail of our resorts and leisure operations revenues and cost of revenues:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$12.5	$2.9	23.2%	$11.5	$2.8	24.3%
Clubs	3.0	0.2	6.7%	3.4	0.5	14.7%
Marinas	0.9	0.2	22.2%	0.9	0.3	33.3%
Leasing	1.8	1.2	66.7%	1.2	0.7	58.3%
Total	$18.2	$4.5	24.7%	$17.0	$4.3	25.3%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013
Revenues from inn and vacation rentals increased $1.0 million, or 9%, during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to an increase in room nights rented. Our gross profit margin has decreased during the three months ended June 30, 2014, as compared to the same period in 2013, as we adjust our business model and launch St. Joe Club & Resorts to increase our market share.
Revenues from our clubs decreased $0.4 million, or 11%, and gross profit margin decreased 8% due to the launch of St Joe Club & Resorts on January 1, 2014. In connection with the launch of St. Joe Club & Resorts in January 2014, we limited the use of our golf courses and resort facilities to the public; therefore, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues during the three months ended June 30, 2014, as compared to the same period in 2013.
Revenues and gross profit from our leasing operations increased $0.6 million due to the commencement of recognition of revenue from leases in our Pier Park North joint venture as retail stores became occupied by tenants in early 2014. As a result, we recognized $0.6 million of leasing revenues during the three months ended June 30, 2014.
During the three months ended June 30, 2014 and 2013, we capitalized $0.2 million and $0.3 million, respectively, of indirect development costs related to Pier Park North, which construction began in early 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$16.9	$2.3	13.6%	$16.9	$2.9	17.2%
Clubs	5.1	0.1	2.0%	5.7	0.7	12.3%
Marinas	1.4	0.3	21.4%	1.3	0.4	30.8%
Leasing	3.0	1.8	60.0%	2.2	1.2	54.5%
Total	$26.4	$4.5	17.0%	$26.1	$5.2	19.9%
Revenues from inn and vacation rentals were flat and gross profit margin decreased 3.6% during the six months ended June 30, 2014, as compared to the same period in 2013, as we adjust our business model and launch St. Joe Club & Resorts to increase our market share.
Revenues from our clubs decreased $0.6 million, or 11%, and gross profit margin decreased 10.3% due to the launch of St Joe Club & Resorts on January 1, 2014. In connection with the launch of St. Joe Club & Resorts in January 2014, we limited the use of our golf courses and resort facilities to the public; therefore, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues during the six months ended June 30, 2014, as compared to the same period in 2013.
Revenues and gross profit from our leasing operations increased $0.8 million due to the commencement of recognition of leasing revenue in our Pier Park North joint venture as retail stores are occupied by tenants. As a result, we recognized $0.7 million of leasing revenues during the six months ended June 30, 2014.
During the six months ended June 30, 2014 and 2013, we capitalized $0.5 million and $0.3 million, respectively, of indirect development costs related to Pier Park North, which construction began in early 2013.

Forestry

Our forestry segment focuses on the management and harvesting of our timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. In addition, our forestry segment may sell our timber or rural land holdings.

The table below sets forth the results of operations of our forestry segment, including revenues and expenses associated with the AgReserves Sale, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	In millions
Revenues:
AgReserves - Real estate sales	$—	$—	$569.7	$—
Timber sales	1.1	9.8	9.2	19.5
Total revenues	1.1	9.8	578.9	19.5
Expenses:
AgReserves - Cost of real estate sales	—	—	58.5	—
Cost of timber sales	0.2	5.8	4.1	11.8
Other operating expenses	0.1	0.2	1.5	0.4
Depreciation and depletion	0.1	0.5	0.5	1.0
Total expenses	0.4	6.5	64.6	13.2
Operating income	0.7	3.3	514.3	6.3
Other income	0.3	0.5	0.8	1.0
Net income before income taxes	$1.0	$3.8	$515.1	$7.3
The relative contribution to our timber sales by major item for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Percent of total tons sold:
Pine pulpwood	87%	67%	69%	68%
Pine sawtimber	9%	28%	22%	27%
Pine grade logs	4%	5%	7%	5%
Other	—%	—%	2%	—%
Total	100%	100%	100%	100%

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Timber sales decreased by approximately $8.7 million to $1.1 million during the three months ended June 30, 2014, as compared to $9.8 million in the same period in 2013, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were less than 60,000 during the three months ended June 30, 2014, as compared to 340,000 during the three months ended June 30, 2013.

The gross margin increased during the three months ended June 30, 2014, to 81.8%, as compared to 40.8% during the same period in 2013. Subsequent to the AgReserves Sale, we have primarily sold product on site without delivery costs, which has increased our gross profit margin.
Other income consists primarily of income from hunting leases, which decreased $0.2 million during the three months ended June 30, 2014, as compared to the same period in 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

On March 5, 2014, we completed the AgReserves Sale and recorded $569.7 million in revenues from real estate sales, which included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the FDOT pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, we recognized $11.0 million of revenue during the three months ended June 30, 2014. In addition, we recorded cost of sales of $58.5 million related to the AgReserves Sale, which included our carrying value for land, timber and property of $48.7 million and closing costs of $9.8 million.

Timber sales decreased by approximately $10.3 million during the six months ended June 30, 2014, as compared to the same period in 2013, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were 293,000 during the six months ended June 30, 2014, as compared to 665,000 tons during the six months ended June 30, 2013. In addition, for the six months ended June 30, 2014, timber sales also included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the six months ended June 30, 2014.
The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2014, to 49.4%, as compared to 39.5% during the same period in 2013. Subsequent to the AgReserves Sale, we have primarily sold product at a lower price, with less delivery costs, which has increased our gross profit margin.

Other operating expenses increased $1.1 million during the six months ended June 30, 2014, as compared to the same period in 2013, due to severance costs that were paid in the first quarter of 2014, related to the reduction in our forestry operations due to the AgReserves Sale.
Other income consists primarily of income from hunting leases, which decreased $0.2 million during the six months ended June 30, 2014, as compared to the same period in 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Liquidity and Capital Resources
As of June 30, 2014, we had cash and cash equivalents of $50.9 million, compared to $21.9 million as of December 31, 2013. In addition, subsequent to the monetization of the Timber Note and the closing of the RiverTown Sale, we had available-for-sale investments of $628.5 million as of June 30, 2014, as compared to $147.0 million as of December 31, 2013.
In April 2013, we engaged Fairholme Capital Management, L.L.C. (“Fairholme Capital”) to serve as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of June 30, 2014, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement as amended (the “Agreement”), with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities. As of June 30, 2014, the investment account included $34.2 million of money market funds (all of which are classified within cash and cash equivalents), $524.8 million of U.S. Treasury securities (all of which are classified within investments), $100.2 million of corporate debt securities and $3.5 million of preferred stock. The issuer of the corporate debt securities is a national retail chain and is non-investment grade.
In November 2012, the Board of Directors approved the termination of our pension plan. We anticipate receiving between $17 million to $20 million in cash in late 2014 or 2015 upon the termination of our pension plan, which is overfunded. However, we cannot provide any assurance as to this timing as regulatory approval for the termination of the pension plan is required before the cash will be released to us. In addition, we currently expect to recognize future estimated losses before income taxes of approximately $19 million to $22 million as a result of terminating our pension plan.
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

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the six months ended June 30, 2014, we incurred a total of $18.0 million for capital expenditures, which includes $13.0 million related to the Pier Park North joint venture and $5.0 million, which was primarily for our resorts and leisure operations, the development of our residential real estate projects and includes $0.9 million in planning costs for our mixed-use and active adult community. We expect to incur an additional estimated total of $36.0 million in future capital expenditures during the remaining six months of 2014, which includes $26.4 million primarily for the development of our residential and commercial real estate projects, $1.0 million for our forestry and other segments, and $8.6 million related to the Pier Park North joint venture, which we expect will be funded by the joint venture's construction loan proceeds. A portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances and operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of June 30, 2014, $22.4 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.25% at June 30, 2014.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $5.9 million related to CDD debt as of June 30, 2014. Our total outstanding CDD assessments were $22.1 million at June 30, 2014, which was comprised of $18.3 million at SouthWood, $3.2 million at the existing Pier Park mall and $0.6 million at Wild Heron.
We currently expect to pay approximately $70 million in federal income taxes for 2014 and we made an estimated tax payment of $35.4 million during the six months ended June 30, 2014. We expect to pay federal income taxes on future taxable income.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$340.6	$9.0
Net cash used in investing activities	(502.8)	(122.2)
Net cash provided by financing activities	191.2	1.4
Net increase (decrease) in cash and cash equivalents	29.0	(111.8)
Cash and cash equivalents at beginning of the period	21.9	166.0
Cash and cash equivalents at end of the period	$50.9	$54.2
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations were $340.6 million during the six months ended June 30, 2014, as compared to $9.0 million during the same period in 2013, primarily as a result of the AgReserves Sale and RiverTown Sale.

During the six months ended June 30, 2014, capital expenditures related to assets ultimately planned to be sold were $3.5 million and consisted of $1.7 million relating to our residential real estate segment, $0.8 million for our commercial real estate segment and $1.0 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and commercial land development.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations and capital expenditures for property and equipment used in our operations. During the six months ended June 30, 2014, cash flows used in investing activities were $502.8 million, which includes our total purchases, sales and maturities of our available-for-sale investments of $481.3 million and $6.9 million for investments in assets held by special purpose entities. See Note 4, Real Estate Sales, of our unaudited condensed consolidated financial statements included in this quarterly report for information on our special purpose entities.
During the six months ended June 30, 2014, capital expenditures incurred by our Pier Park North joint venture were $13.0 million and capital expenditures for other property and equipment were $1.5 million, which were primarily for our resorts, leisure and leasing operations segment.
Cash Flows from Financing Activities
Net cash provided by financing activities were $191.2 million during the six months ended June 30, 2014, which were for borrowings on the Pier Park North joint venture construction loan of $16.0 million and NFTF's issuance of Senior Notes for $175.7 million, net of the discount and deferred issuance costs totaling $4.3 million.
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
During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.8 million for all installment notes monetized through June 30, 2014. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes, of which approximately $14.3 million is expected to be received at the end of the installment notes' fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three months ended June 30, 2014.

Contractual Obligations at June 30, 2014

	Payments due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$54.3	$0.3	$48.4	$0.2	$5.4
Interest related to debt, including community development district debt (2)	7.8	2.2	1.3	0.5	3.8
Purchase obligations (3)	9.6	9.3	0.3	—	—
Senior Notes held by special purpose entity (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (4)	125.2	8.6	17.1	17.1	82.4
Total contractual cash obligations	$376.9	$20.4	$67.1	$17.8	$271.6

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $26.1 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)
Senior Notes held by a consolidated special purpose entity that is not the Company's liability or obligation.  See Note 4, Real Estate Sales, of our unaudited condensed consolidated financial statements included in this quarterly report.

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

•
our estimates regarding certain tax matters and accounting valuations, including our ability to use our tax assets to mitigate any tax liabilities that arise from the AgReserves Sale and the amount we expect to pay in future income taxes.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These factors include those risks set forth in our Form 10-K for the year ended December 31, 2013, and subsequent Form 10-Qs and other current reports, and the following:

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

•
our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land, including the permits required for the launch of our planned active adult communities;

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $7.2 million in the market value of our available-for-sale securities as of June 30, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments, which changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR, which a 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. A 1% change in our interest rate on our Pier Park North construction loan may result in additional interest payable of $0.2 million, which is currently capitalized. Interest rates for our in-substance defeased debt and NFTF's Senior Notes are fixed.

PART II

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
Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2014 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*4.1	Indenture, dated April 10, 2014, between Northwest Florida Timber Finance, LLC and Wilmington Trust, National Association.
*4.2	Form of 4.750% Senior Secured Note due 2029 (included in Exhibit 4.1).
*31.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Park Brady, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	August 7, 2014	/s/ Park Brady
Park Brady
Chief Executive Officer
(Duly Authorized Officer)