Form 10-Q
period 2014-09-30
ST JOE CO
filed 2014-11-06
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 4, 2014, there were 92,302,636 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements
THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate, net	$324,064	$385,009
Cash and cash equivalents	61,582	21,894
Investments	596,014	146,972
Notes receivable, net	25,220	7,332
Pledged treasury securities	25,822	26,260
Prepaid pension asset	33,707	35,117
Property and equipment, net of accumulated depreciation of $61.1 million and $62.2 million at September 30, 2014 and December 31, 2013, respectively	10,483	11,410
Deferred tax asset	—	12,866
Other assets	32,135	22,612
Investments held by special purpose entities (Note 4)	209,823	—
Total assets	$1,318,850	$669,472
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$60,678	$44,217
Senior Notes held by special purpose entity (Note 4)	177,317	—
Accounts payable	8,311	12,083
Income taxes payable	10,726	302
Accrued liabilities and deferred credits	37,802	49,345
Deferred tax liabilities	39,665	—
Total liabilities	334,499	105,947
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,322,905 issued and 92,302,636 outstanding at September 30, 2014; 92,313,182 issued and 92,292,913 outstanding at December 31, 2013	892,237	892,027
Retained earnings (deficit)	91,682	(325,871)
Accumulated other comprehensive loss	(7,834)	(7,517)
Treasury stock at cost, 20,269 held at September 30, 2014 and December 31, 2013	(285)	(285)
Total stockholders’ equity	975,800	558,354
Non-controlling interest	8,551	5,171
Total equity	984,351	563,525
Total liabilities and equity	$1,318,850	$669,472
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

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate	$42,195	$28,412
Cash and cash equivalents	3,414	2,225
Investments held by special purpose entities (Note 4)	209,823	—
Other assets	6,214	321
Total assets	$261,646	$30,958
LIABILITIES
Long-term debt (Note 8)	$28,922	$6,445
Senior Notes held by special purpose entity (Note 4)	177,317	—
Accounts payable	1,855	5,766
Accrued liabilities and deferred credits	2,071	1,925
Total liabilities	$210,165	$14,136
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Real estate sales	$3,910	$12,823	$630,524	$27,859
Resorts, leisure and leasing revenues	18,976	16,309	45,373	42,384
Timber sales	1,061	7,695	10,300	27,145
Total revenues	23,947	36,827	686,197	97,388
Expenses:
Cost of real estate sales	1,924	6,979	84,202	15,721
Cost of resorts, leisure and leasing revenues	14,472	12,515	36,249	33,460
Cost of timber sales	243	4,821	4,337	16,661
Other operating expenses	2,516	2,572	9,778	8,710
Corporate expense	3,953	4,245	12,477	13,123
Administrative costs associated with special purpose entities (Note 4)	—	—	3,746	—
Depreciation, depletion and amortization	2,174	2,312	6,213	6,972
Total expenses	25,282	33,444	157,002	94,647
Operating (loss) income	(1,335)	3,383	529,195	2,741
Other income (expense):
Investment income, net	3,367	595	7,592	1,008
Interest expense	(2,950)	(524)	(5,839)	(1,392)
Other, net	387	906	1,734	2,250
Total other income	804	977	3,487	1,866
(Loss) income before equity in loss from unconsolidated affiliates and income taxes	(531)	4,360	532,682	4,607
Equity in loss from unconsolidated affiliates	(11)	(12)	(32)	(39)
Income tax benefit (expense)	386	(158)	(115,209)	(158)
Net (loss) income	(156)	4,190	417,441	4,410
Net loss attributable to non-controlling interest	106	8	112	20
Net (loss) income attributable to the Company	$(50)	$4,198	$417,553	$4,430

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,295,213	92,284,532	92,297,467	92,285,161
Net income per share attributable to the Company	$—	$0.05	$4.52	$0.05
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income :	$(156)	$4,190	$417,441	$4,410
Other comprehensive (loss) income:
Items related to available-for-sale securities:
Net unrealized losses	(3,202)	(693)	(3,480)	(1,584)
Reclassification of other-than-temporary impairment losses included in earnings	1,295	—	1,295	—
Reclassification of realized (gains) losses included in earnings	—	(93)	833	(93)
Income tax benefit	734	—	519	—
Total	(1,173)	(786)	(833)	(1,677)
Defined benefit pension items:
Net gain (loss) arising during the period	94	87	(502)	2,100
Settlement included in net periodic cost	529	212	969	606
Amortization of loss included in net periodic cost	115	50	373	248
Income tax expense	(284)	—	(324)	—
Total	454	349	516	2,954
Total other comprehensive (loss) income, net of tax	(719)	(437)	(317)	1,277
Total comprehensive (loss) income, net of tax	$(875)	$3,753	$417,124	$5,687
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained earnings (deficit)	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Net income (loss)	—	—	417,553	—	—	(112)	417,441
Other comprehensive loss	—	—	—	(317)	—	—	(317)
Capital contributions to special purpose entity from non-controlling interest (Note 4)	—	—	—	—	—	3,492	3,492
Issuance of common stock for directors fees	9,723	210	—	—	—	—	210
Balance at September 30, 2014	92,302,636	$892,237	$91,682	$(7,834)	$(285)	$8,551	$984,351

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$417,441	$4,410
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	6,213	6,972
Stock based compensation	210	247
Loss (gain) on sale of investments	833	(93)
Other-than-temporary impairment losses	1,295	—
Equity in loss in from unconsolidated affiliates	32	39
Deferred income tax expense	51,037	(89)
Cost of operating properties sold	73,424	14,552
Expenditures for and acquisition of operating properties	(6,059)	(14,932)
Notes financed by the Company for operating properties sold	(19,600)	(4,845)
Timber Note	(200,000)	—
Deferred revenue	(13,562)	—
Net accretion income and other	(1,530)	(568)
Changes in operating assets and liabilities:
Payments received on notes receivable	2,292	592
Other assets	(4,333)	(258)
Accounts payable and accrued liabilities	4,812	7,680
Income taxes payable	10,392	—
Net cash provided by operating activities	322,897	13,707
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(20,402)	(8,848)
Purchases of property and equipment	(1,869)	(3,147)
Purchases of investments	(634,754)	(180,361)
Maturities of investments	100,000	25,000
Sales of investments	83,239	7,725
Investment in assets held by special purpose entities (Note 4)	(6,921)	—
Contributions to unconsolidated affiliates	(148)	—
Net cash used in investing activities	(480,855)	(159,631)
Cash flows from financing activities:
Borrowings on construction loan in Pier Park joint venture, net of issuance costs of $0.5 million (Note 8)	22,477	—
Contribution to Pier Park North joint venture from non-controlling interest	—	3,103
Principal payments for long term debt	(571)	(285)
Issuance of Senior Notes by special purpose entity net of discount and issuance costs of $4.2 million (Note 4)	175,740	—
Reduction in excise tax benefits related to stock based compensation	—	(18)
Taxes paid on behalf of employees related to stock based compensation	—	(25)
Net cash provided by financing activities	197,646	2,775
Net increase (decrease) in cash and cash equivalents	39,688	(143,149)
Cash and cash equivalents at beginning of the period	21,894	165,980
Cash and cash equivalents at end of the period	$61,582	$22,831

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash paid during the period for:
Interest expense	$5,206	$1,773
Income taxes	$53,780	$20
Non-cash financing and investing activities:
Net (decrease) increase in Community Development District debt	$(5,007)	$2,469
Decrease in pledged treasury securities related to defeased debt	$438	$414
Expenditures for investing properties and property and equipment financed through accounts payable	$5,289	$3,466
Exchange of Timber Note for investments held by special purpose entity (Note 4)	$200,000	$—
Capital contributions to special purpose entity from non-controlling interest (Note 4)	$3,492	$—
Settlement of note receivable	$—	$312

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

On March 5, 2014, the Company completed its previously announced sale to AgReserves, Inc., (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). The acreage in the AgReserves Sale included a significant portion of the Company’s land previously designated for forestry operations as well as other land (i) that was not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that was not part of Company’s development plans. See Note 4, Real Estate Sales, for further information on the AgReserves Sale.
As of September 30, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry.
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

Recently Adopted Accounting Pronouncements
Income Taxes
In July 2013, the Financial Accounting Standard Board (the “FASB”) determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The Company adopted this guidance effective January 1, 2014, which reduced the Company’s Deferred tax asset and Accrued liabilities and deferred credits by $1.7 million. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Statements of Operations or Statements of Cash Flows.

Recently Issued Accounting Pronouncements
Discontinued operations
In April 2014, FASB issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations and have a major effect on the organization's operations and financial results should be presented as discontinued operations. In addition, this ASU expands disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is to be applied prospectively and is effective for the Company beginning January 1, 2015. Early adoption is permitted, but only for disposals or classification as held for sale that have not already been reported in previously issued financial statements. The Company has not adopted this ASU as of September 30, 2014.
Revenue Recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows. The Company has not adopted this ASU as of September 30, 2014.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	September 30, 2014	December 31, 2013
Operating property:
Residential real estate	$1,544	$2,071
Resorts, leisure and leasing operations	188,305	146,624
Forestry	18,367	58,170
Other	48	45
Total operating property	208,264	206,910
Development property:
Residential real estate	103,086	130,616
Commercial real estate	59,411	58,659
Resorts, leisure and leasing operations	1,772	28,737
Forestry	3,319	8,976
Corporate	2,478	2,366
Total development property	170,066	229,354
Investment in unconsolidated affiliates(1)	2,357	2,241
Total real estate investments	380,687	438,505
Less: Accumulated depreciation	56,623	53,496
Investment in real estate, net	$324,064	$385,009

(1) Recorded in the Company’s resorts, leisure and leasing operation’s segment.

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for retail and commercial rental purposes, including property in our consolidated joint venture at Pier Park North. The increase in resorts, leisure and leasing operating property, and corresponding decrease in resorts, leisure and leasing development property as compared to December 31, 2013, is primarily attributable to the completion of development of a portion of the property owned by the Company’s Pier Park North joint venture. This property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. As the remainder of the Company's operations commence at Pier Park North, substantially all of the Pier Park North property included in development property as of September 30, 2014 will be reclassified as operating property.
The Company had capitalized indirect development costs, primarily related to the consolidated joint venture at Pier Park North, of $0.2 million and $0.6 million, during the three and nine months ended September 30, 2014, respectively, and $0.1 million and $0.4 million, during the three and nine months ended September 30, 2013, respectively.

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
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and nine months ended September 30, 2014 and 2013.

4. Real Estate Sales
AgReserves Sale
On March 5, 2014, the Company completed its previously announced AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the nine months ended September 30, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on the Company's Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the nine months ended September 30, 2014 and are recorded in Administrative costs associated with special purpose entities on the Company's Condensed Consolidated Statements of Operations.
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
The Company has determined that it is the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE's and NFTF's assets and liabilities are consolidated in the Company's financial statements as of September 30, 2014. The carrying amounts of the Buyer SPE's and NFTF's assets and non-recourse liabilities were $212.3 million and $178.1 million, respectively, as of September 30, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $1.0 million on the time deposit, U.S. Treasuries of $9.3 million, cash of $0.5 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million net of the $2.7 million discount and $0.7 million accrued interest expense on the Senior Notes.

The Company's Condensed Consolidated Statements of Operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income, net	$2,050	$—	$4,067	$—
Interest expense	$2,185	$—	$4,397	$—
The Company has classified the U.S. Treasury securities held by the Buyer SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the fifteen year period, are recorded at amortized cost, which approximates fair value as of September 30, 2014. The U.S. Treasuries mature over the fifteen year period or $0.8 million within one year, $3.7 million after one year through five years, $3.1 million after five years through ten years and $1.7 million after ten years.

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
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015 and is payable as follows: (i) accrued interest was paid on September 30, 2014, (ii) accrued interest plus $1.0 million of principal will be paid on March 30, 2015 and (iii) all accrued interest and remaining principal will be paid on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
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

The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale in the second quarter of 2014. Mattamy also assumed the Company's total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company's Condensed Consolidated Balance Sheets as of March 31, 2014.

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
At September 30, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$484,771	$135	$—	$484,906
Corporate debt securities	101,210	—	3,826	97,384
Preferred stock	13,513	211	—	13,724
	$599,494	$346	$3,826	$596,014

At December 31, 2013 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$124,861	$88	$—	$124,949
Corporate debt securities	24,236	—	2,213	22,023
	$149,097	$88	$2,213	$146,972

Fairholme Capital Management, L.L.C. (“Fairholme Capital”), serves as an investment advisor to the Company. As of September 30, 2014, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company's common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company's Board of Directors. Fairholme Capital receives no compensation for its services as the Company's investment advisor.

Pursuant to the terms of the Company's Investment Management Agreement as amended (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities. As of September 30, 2014, the investment account included $46.2 million of money market funds (all of which are classified within cash and cash equivalents on the Company's Condensed Consolidated Balance Sheets), $484.9 million of U.S. Treasury securities (all of which are classified within investments on the Company's Condensed Consolidated Balance Sheets), $97.4 million of corporate debt securities and $13.7 million of preferred stock. As of September 30, 2014, the Company's corporate debt securities were invested in one issuer who is a national retail chain that is non-investment grade. As of September 30, 2014 and October 31, 2014, $10.2 million and $23.7 million, respectively, of the Company's preferred stock was invested in one issuer who is a financial services firm that is non-investment grade.

During the three months ended September 30, 2014, proceeds from the sale of available-for-sale securities were $75.0 million and proceeds from the maturity of available-for-sale securities were $40.0 million. During the nine months ended September 30, 2014, realized losses from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $83.2 million and proceeds from the maturity of U.S. Treasury securities were $100.0 million.

During the three and nine months ended September 30, 2013, realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $7.7 million, proceeds from the maturity of U.S. Treasury securities were $25.0 million.

At September 30, 2014 and December 31, 2013, there were no U.S. Treasury securities or preferred stock with unrealized losses. At September 30, 2014, corporate debt securities that have been in an unrealized loss position for more than twelve months had a fair value of $12.5 million and had $1.2 million of unrealized losses prior to the Company's other-than-temporary impairment evaluation. As of September 30, 2014, corporate debt securities that have been in an unrealized loss position for less than twelve months had a fair value of $84.9 million and had $3.9 million of unrealized losses prior to the Company's other-than-temporary impairment evaluation. At December 31, 2013, corporate debt securities that have been in a continuous unrealized loss position for less than twelve months had a fair value of $22.0 million and had $2.2 million of unrealized losses.

The Company evaluates investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company's ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery.
As of September 30, 2014, the Company determined that unrealized losses of $5.1 million related to its corporate debt securities were other-than-temporary and the Company recorded $1.3 million related to credit-related losses in Investment income, net on the Company's Condensed Consolidated Statements of Operations. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The non-credit component of $3.8 million was recorded in Accumulated other comprehensive loss as of September 30, 2014. As of December 31, 2013, unrealized losses of $2.2 million related to the corporate debt securities were deemed temporary and included in Accumulated other comprehensive loss as of December 31, 2013. See also Note 19, Accumulated other comprehensive loss.

The net carrying value and estimated fair value of investments classified as available-for-sale at September 30, 2014, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$484,771	$484,906
Due after one year through five years	101,210	97,384
	585,981	582,290
Preferred stock	13,513	13,724
	$599,494	$596,014

6. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income, net
Net investment income from available-for-sale securities (Note 5)
Interest and dividend income	$1,859	$482	$3,987	$750
Accretion income	440	—	961	—
Realized (losses) gains on the sale of investments	—	93	(833)	93
Other-than-temporary impairment losses	(1,295)	—	(1,295)	—
Total net investment income from available-for-sale securities	1,004	575	2,820	843
Interest income from investments in special purpose entities (Note 4)	2,050	—	4,067	—
Interest accrued on notes receivable (Note 9)	313	20	705	165
Total investment income, net	3,367	595	7,592	1,008
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 4)	(2,185)	—	(4,397)	—
Interest expense (Note 10)	(765)	(524)	(1,442)	(1,392)
Total interest expense	(2,950)	(524)	(5,839)	(1,392)
Other, net
Accretion income from retained interest investments (Note 7)	226	207	656	589
Hunting lease income	138	430	623	1,290
Other income, net	23	269	455	371
Other, net	387	906	1,734	2,250
Total other income	$804	$977	$3,487	$1,866

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

The financial instruments measured at fair value on a recurring basis at September 30, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$46,175	$—	$—	$46,175
Debt securities:
U.S. Treasury securities	484,906	—	—	484,906
Corporate debt securities	—	97,384	—	97,384
Preferred stock	—	13,724	—	13,724
	$531,081	$111,108	$—	$642,189

The financial instruments measured at fair value on a recurring basis at December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$1,761	$—	$—	$1,761
Debt securities:
U.S. Treasury securities	124,949	—	—	124,949
Corporate debt securities	—	22,023	—	22,023
	$126,710	$22,023	$—	$148,733
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

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•
The fair values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their carrying values at September 30, 2014 and December 31, 2013, due to the short-term nature of these assets and liabilities. These financial instruments would be categorized as level 1. The Company’s notes receivable and debt is at rates that approximate current market rates for these instruments. These financial instruments would be categorized as level 2.

•
The fair value of the investments held by special purpose entities includes a time deposit and held-to-maturity investments that approximates their carrying value at September 30, 2014. See Note 4, Real Estate Sales. These financial instruments would be categorized as level 3 and level 1, respectively.

•
The fair value of the debt held by special purpose entity approximates its fair value as of September 30, 2014. See Note 4, Real Estate Sales. This financial instrument would be categorized as level 3.

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

The carrying amount and fair value of the Company’s financial instruments were as follows (the table below excludes financial instruments with carrying values that approximate their fair values):

	September 30, 2014			December 31, 2013
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$25,822	$27,023	1	$26,260	$28,465	1
Retained interest investments	$9,831	$13,170	3	$9,639	$12,827	3
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
As such, the government backed securities and the related debt (see Note 10, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
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

The Company had a retained interest investment balance of $9.8 million and $9.6 million as of September 30, 2014 and December 31, 2013, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the Entities to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and nine months ended September 30, 2014 and 2013.
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
Consolidated Real Estate VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company has contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of September 30, 2014. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan could be disbursed, which were met in 2013. As of September 30, 2014 and December 31, 2013, $28.9 million and $6.4 million, respectively, were outstanding on the construction loan. Pursuant to the construction loan agreement the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

As of September 30, 2014, the Company's capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
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
As of September 30, 2014, the carrying amounts of the real estate VIEs’ assets that are consolidated were $49.3 million and non-recourse liabilities $32.1 million, including debt of $28.9 million, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. Each VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, that VIE, and not the Company, except for the above described guarantees and covenants.
Unconsolidated Real Estate VIEs
As of September 30, 2014, the Company is a partner in the following two real estate joint ventures that are accounted for using the equity method: East San Marco L.L.C. (“ESM”) and ALP Liquidating Trust (“ALP”). These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest. The Company’s investments in unconsolidated joint ventures are recorded in real estate investments and were $2.4 million and $2.2 million at September 30, 2014 and December 31, 2013, respectively. In October 2014, the Company sold its interest in ESM to its joint venture partner in exchange for a $3.0 million promissory note due December 31, 2014.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	September 30, 2014	December 31, 2013
BALANCE SHEETS:
Investment in real estate	$12,254	$12,124
Cash and cash equivalents	15,917	16,897
Other assets	73	72
Total assets	$28,244	$29,093

Accounts payable and other liabilities	$247	$159
Equity(1)	27,997	28,934
Total liabilities and equity	$28,244	$29,093

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
STATEMENTS OF OPERATIONS:
Total expenses, net	$229	$388	$1,282	$1,170
Net loss	$229	$388	$1,282	$1,170

9. Notes Receivable, net
Notes receivable, net consists of the following:

	September 30, 2014	December 31, 2013
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, annual principal payment of $1.0 million due March 2015 and with all accrued interest and remaining principal and interest payment due June 2015	$19,600	$—
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, any remaining payments outstanding are due February and August 2015, net of deferred profit of $0.1 million and $0.7 million at September 30, 2014 and December 31, 2013, respectively	2,629	4,062
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,368	2,623
Various mortgage notes, secured by certain real estate bearing interest at various rates	623	647
Total notes receivable, net	$25,220	$7,332
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

10. Debt

Debt consists of the following:

	September 30, 2014	December 31, 2013
In-substance defeased debt, interest payable monthly at 5.62% at September 30, 2014 and December 31, 2013, secured and paid by pledged treasury securities, due October 1, 2015	$25,822	$26,260
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 2.25% to 7.0% at September 30, 2014 and December 31, 2013	5,934	11,512
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.25% and 2.27% at September 30, 2014 and December 31, 2013, respectively	28,922	6,445
Total debt	$60,678	$44,217
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $5.9 million and $11.5 million related to CDD assessments as of September 30, 2014 and December 31, 2013, respectively. The Company's total outstanding CDD assessments were $22.1 million and $34.1 million at September 30, 2014 and December 31, 2013, respectively. As part of the RiverTown Sale during the second quarter of 2014, Mattamy assumed $11.0 million of the Company's outstanding CDD assessments, of which $5.4 million was recorded on the Company's Condensed Consolidated Balance Sheets as of March 31, 2014.
In February 2013, the Company's Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. As of September 30, 2014 and December 31, 2013, $28.9 million and $6.4 million, respectively were outstanding on the construction loan. See Note 8, Real Estate Joint Ventures.

The aggregate maturities of debt subsequent to September 30, 2014 are:

September 30, 2014
2014	$152
2015	25,783
2016	29,039
2017	121
2018	126
Thereafter	5,457
$60,678

11. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	September 30, 2014	December 31, 2013
Accrued compensation	$3,417	$3,705
Deferred revenue	15,444	28,551
Membership deposits	8,600	8,545
Other accrued liabilities	9,629	8,544
Accrued interest expense for Senior Notes held by special purpose entity (Note 4)	712	—
Total accrued liabilities and deferred credits	$37,802	$49,345
Deferred revenue at September 30, 2014 and at December 31, 2013 includes $12.5 million and $23.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred. As part of the AgReserves Sale, the Company transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, the Company recognized $11.0 million of revenue during the nine months ended September 30, 2014.
12. Income Taxes
Income tax (benefit) expense for the three and nine months ended September 30, 2014 and 2013 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current:
Federal	$(396)	$93	$64,047	$93
State	(4)	169	125	169
Total	(400)	262	64,172	262
Deferred:
Federal	59	(104)	40,519	(110)
State	(45)	—	10,518	6
Total	14	(104)	51,037	(104)
Income tax (benefit) expense	$(386)	$158	$115,209	$158

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Tax at the statutory federal rate	$(180)	$1,524	$186,428	$1,605
State income taxes (net of federal benefit)	(18)	153	18,643	161
Decrease in valuation allowance	81	(1,376)	(90,083)	(1,476)
Other	(269)	(143)	221	(132)
Income tax (benefit) expense	$(386)	$158	$115,209	$158

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of September 30, 2014 and December 31, 2013 are presented below:

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Federal net operating carryforwards	$—	$26,884
State net operating loss carryforwards	11,906	20,759
Impairment losses	118,203	151,050
Prepaid income from land sales	5,515	10,210
Other	4,324	7,592
Total gross deferred tax assets	139,948	216,495
Valuation allowance	(5,870)	(95,953)
Total net deferred tax assets	134,078	120,542
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	1,438	1,726
Deferred gain on land sales and involuntary conversions	31,574	31,385
Prepaid pension asset	14,729	15,596
Installment sales	126,002	58,969
Total gross deferred tax liabilities	173,743	107,676
Total net deferred tax (liability) asset	$(39,665)	$12,866
During the nine months ended September 30, 2014, the Company had taxable income from the AgReserves Sale of approximately $502.6 million, of which $179.9 million is expected to be deferred for fifteen years for tax purposes. The Company utilized federal net operating loss carryforwards of $76.8 million and state net operating loss carryforwards of $314.1 million to offset part of the remaining taxable income from the AgReserves Sale. As of September 30, 2014, the Company had no federal net operating loss carryforwards and had $340.2 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $96.0 million. As a result of the deferred tax liability of $69.2 million from the AgReserves Sale, the reversals of the deferred tax assets for the federal and state net operating loss carryforwards and the reversals of deferred tax assets for impairment losses, primarily from the RiverTown Sale, the Company had a net deferred tax liability of $39.7 million as of September 30, 2014, as compared to a net deferred tax asset of $12.9 million as of December 31, 2013. During the nine months ended September 30, 2014, the Company reversed $90.1 million of the valuation allowance that was recorded as of December 31, 2013.

As of September 30, 2014, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.9 million for these deferred tax assets. In addition, as a result of the adoption of the guidance that was effective for the Company on January 1, 2014 related to the presentation of an unrecognized tax benefit, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, the Company reclassed $1.7 million of its unrecognized tax benefit from Accrued liabilities and deferred credits to net deferred tax liabilities as of September 30, 2014.

13. Employee Benefit Plan
The Company previously sponsored a cash balance defined benefit pension plan that covered substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Company’s Pension Plan. The Pension Plan was frozen in March 2013 pending regulatory approvals which were received in August 2014. The Company expects that the Pension Plan’s assets should be distributed to participants before December 26, 2014 and any remaining assets are expected to be used to pay additional benefits and excise taxes. Any remaining assets will revert back to the Company in late 2014 or early 2015. Upon settlement, the Company expects to recognize further estimated losses before income taxes of approximately $18 million to $21 million as a result of terminating the Company's Pension Plan. The Company cannot, however, at this time provide any assurance as to the timing or the amount of the final distributions.
A summary of the net periodic pension cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$224
Interest cost	149	172	496	484
Expected loss (return) on assets	137	138	412	(580)
Settlement charges	529	212	969	606
Amortization of loss	115	50	373	248
Net periodic pension cost	$930	$572	$2,250	$982

The following table includes the assumptions used to develop net periodic pension cost and benefit obligations:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Discount rate	3.75%	3.70%	3.93%	4.37%
Expected long term rate on plan assets	—%	—%	—%	—%
Rate of compensation increase	N/A	N/A	N/A	N/A

14. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, for the three and nine months ended September 30, 2014 and 2013:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)
Other comprehensive income (loss) before reclassifications	58	(1,969)	(1,911)
Amounts reclassified from accumulated other comprehensive loss	396	796	1,192
Other comprehensive income	454	(1,173)	(719)
Accumulated other comprehensive loss at September 30, 2014	$(4,876)	$(2,958)	$(7,834)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(309)	(2,142)	(2,451)
Amounts reclassified from accumulated other comprehensive loss	825	1,309	2,134
Other comprehensive income	516	(833)	(317)
Accumulated other comprehensive loss at September 30, 2014	$(4,876)	$(2,958)	$(7,834)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at June 30, 2013	$(6,047)	$(891)	$(6,938)
Other comprehensive income (loss) before reclassifications	87	(693)	(606)
Amounts reclassified from accumulated other comprehensive loss	262	(93)	169
Other comprehensive income (loss)	349	(786)	(437)
Accumulated other comprehensive loss at September 30, 2013	$(5,698)	$(1,677)	$(7,375)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income (loss) before reclassifications	2,100	(1,584)	516
Amounts reclassified from accumulated other comprehensive loss	854	(93)	761
Other comprehensive income (loss)	2,954	(1,677)	1,277
Accumulated other comprehensive loss at September 30, 2013	$(5,698)	$(1,677)	$(7,375)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Loss Components	2014	2013	2014	2013	Affected Line in the Condensed Consolidated Statements of Operations
Defined benefit pension items
Amortization of loss	$115	$50	$373	$248	Net periodic pension costs, Note 13. Employee Benefit Plan
Settlement cost	529	212	969	606	Net periodic pension costs, Note 13. Employee Benefit Plan
Total before tax	644	262	1,342	854
Income tax benefit	(248)	—	(517)	—
Net of tax	396	262	825	854

Items related to available-for-sale securities
Other-than-temporary impairment losses	1,295	—	1,295	—	Investment income, net, Note 5. Investments
Realized loss (gain) on sale	—	(93)	833	(93)	Investment income, net, Note 5. Investments
Total before tax	1,295	(93)	2,128	(93)
Income tax benefit	(499)	—	(819)	—
Net of tax	796	(93)	1,309	(93)

Total reclassifications for the period, net of tax	$1,192	$169	$2,134	$761

15. Segment Information
As of September 30, 2014, the Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. During the first quarter of 2014, the Company's rural land segment no longer met the qualitative or quantitative factors as a reportable operating segment. The Company has revised its segment presentation to include the remaining rural land segment primarily within the Company's forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on the Company's consolidated financial position, results of operations or cash flows for the periods presented.
The residential real estate segment generates revenues from the development and sale of homes and homesites. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resorts, leisure and leasing operations segment generates revenue and rental fees associated with its vacation rental program and other resort, golf club, marina and retail/commercial leasing operations. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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

Information by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Revenues
Residential real estate	$3,651	$10,704	$57,078	$23,996
Commercial real estate	—	2,083	3,265	3,480
Resorts, leisure and leasing operations	18,976	16,309	45,373	42,384
Forestry	1,061	7,713	580,236	27,177
Other	259	18	245	351
Consolidated operating revenues	$23,947	$36,827	$686,197	$97,388

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$(77)	$2,432	26,303	$2,596
Commercial real estate	(552)	686	413	(178)
Resorts, leisure and leasing operations	1,998	1,994	2,962	4,081
Forestry	1,034	2,755	516,144	10,077
Other	(2,934)	(3,507)	(13,140)	(11,969)
Consolidated (loss) income before equity in loss from unconsolidated affiliates and income taxes	$(531)	$4,360	$532,682	$4,607

	September 30, 2014	December 31, 2013
Total Assets:
Residential real estate	$130,954	$141,097
Commercial real estate	63,175	62,924
Resorts, leisure and leasing operations (a)	159,842	142,940
Forestry	20,453	60,889
Other	944,426	261,622
Total assets	$1,318,850	$669,472

(a)	Includes $2.4 million and $2.2 million of investment in equity method investees at September 30, 2014 and December 31, 2013, respectively.

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
The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims, other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company's results of operations or cash flows for any particular reporting period.
On January 4, 2011 the SEC notified the Company it was conducting an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it had issued a related order of private investigation. The order of private investigation covers a variety of matters for the period beginning January 1, 2007 including (a) the antifraud provisions of the Federal securities laws as applicable to the Company and its past and present officers, directors, employees, partners, subsidiaries, and/or affiliates, and/or other persons or entities, (b) compliance by past and present reporting persons or entities who were or are directly or indirectly the beneficial owner of more than 5% of the Company’s common stock (which includes Fairholme Funds, Inc., Fairholme Capital Management L.L.C. and the Company’s current Chairman Bruce R. Berkowitz) with their reporting obligations under Section 13(d) of the Exchange Act, (c) internal controls, (d) books and records, (e) communications with auditors and (f) financial reports. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters. The Company is currently cooperating with the SEC and providing relevant information, including most recently in October 2014, regarding the Company’s change in investment strategy and impairments. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. In addition, the Company cannot evaluate the likelihood of an unfavorable outcome nor can it predict the amount or range of possible loss from an unfavorable outcome to provide an estimated range of loss.
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $0.5 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At September 30, 2014 and December 31, 2013, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.4 million and $14.1 million, respectively.
At September 30, 2014, the Company has a total of $12.6 million in contractual obligations, which $10.8 million are for 2014, $1.1 million are for 2015 and $0.7 million are for 2016 and thereafter.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures.

17. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2014, the Company had $484.9 million invested in U.S. Treasury securities and $97.4 million invested in one issuer of corporate debt securities that is non-investment grade. As of September 30, 2014 and October 31, 2014, $10.2 million and $23.7 million, respectively, of the Company's preferred stock is non-investment grade and was invested in one issuer who is a financial services firm that is non-investment grade.

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

AgReserves Sale
On March 5, 2014, we completed our previously announced sale to AgReserves, Inc. (“AgReserves”) of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses, during the nine months ended September 30, 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”) and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
We received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expect to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that we contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on our Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the nine months ended September 30, 2014 and are recorded in Administrative costs associated with special purpose entities on our Condensed Consolidated Statements of Operations.
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

We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE's and NFTF's assets and liabilities are consolidated in our financial statements as of September 30, 2014. The carrying amounts of the Buyer SPE's and NFTF's assets and non-recourse liabilities were $212.3 million and $178.1 million, respectively, as of September 30, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $1.0 million on the time deposit, U.S. Treasuries of $9.3 million, cash of $0.5 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million, net of the $2.7 million discount and $0.7 million accrued interest expense on the Senior Notes.
Our consolidated Statements of Operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Investment income, net	$2.1	$—	$4.1	$—
Interest expense	$2.2	$—	$4.4	$—
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
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015 and is payable as follows: (i) accrued interest was paid on September 30, 2014, (ii) accrued interest plus $1.0 million of principal will be paid on March 30, 2015 and (iii) all accrued interest and remaining principal will be paid on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
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
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale and revenues of $43.6 million related to the RiverTown Sale during the nine months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Operating Revenues
Residential real estate	15.3%	29.1%	18.9%	24.6%
Commercial real estate	—%	5.7%	4.6%	3.6%
Resorts, leisure and leasing operations	79.2%	44.3%	63.4%	43.5%
Forestry	5.1%	20.9%	12.8%	27.9%
Other	0.4%	—%	0.3%	0.4%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

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
WaterColor Inn and Vacation Rentals – Our resorts and leisure operations generate revenues from the WaterColor Inn and Resort, the WaterSound Beach club, our restaurants and our vacation rental businesses. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes and other services. The vacation rental business incurs expenses from marketing, personnel and general maintenance for the homeowner. Also included in the vacations rental business’ costs are amounts owed to the homeowner for their percentage of rental revenue.
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
In May 2014, St. Joe Club & Resorts began managing The Pearl, a fifty-five room resort hotel in Rosemary Beach, Florida. Revenues generated for our management services of The Pearl include a management fee, fifty percent of certain resort fees and a percentage of The Pearl's gross operating profit. Expenses incurred include primarily internal personnel costs.
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
Prior to the AgReserves Sale, a significant portion of the revenue from our forestry segment was generated pursuant to our RockTenn Supply Agreement, under which we sold delivered wood (trees that we cut and deliver). As part of the AgReserves Sale, the RockTenn Supply Agreement was assumed by AgReserves. Subsequent to the AgReserves Sale, revenue from our forestry segment has decreased substantially and is primarily generated from open market sales of timber.

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

Investments - Other-Than-Temporary Impairment
We evaluate investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized other comprehensive loss, unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery.
As of September 30, 2014, we determined that unrealized losses of $5.1 million related to our corporate debt securities were other-than-temporary and we recorded $1.3 million related to credit-related losses in Investment income, net on our Condensed Consolidated Statements of Operations. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The non-credit component of $3.8 million was recorded in Accumulated other comprehensive loss as of September 30, 2014.

Other critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no other significant changes in these policies during the first nine months of 2014, however we cannot assure you that these policies will not change in the future.

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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2014 and 2013. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	In millions
Revenues:
Real estate sales	$3.9	$12.8	$630.5	$27.9
Resorts, leisure and leasing revenues	19.0	16.3	45.4	42.4
Timber sales	1.1	7.7	10.3	27.1
Total	24.0	36.8	686.2	97.4
Expenses:
Cost of real estate sales	1.9	7.0	84.2	15.7
Cost of resorts, leisure and leasing revenues	14.5	12.5	36.3	33.5
Cost of timber sales	0.2	4.8	4.3	16.7
Other operating expenses	2.5	2.6	9.8	8.7
Corporate expenses	4.0	4.2	12.5	13.1
Administrative costs associated with special purpose entities (Note 4)	—	—	3.7	—
Depreciation, depletion and amortization	2.2	2.3	6.2	7.0
Total	25.3	33.4	157.0	94.7
Operating (loss) income	(1.3)	3.4	529.2	2.7
Other income (expense):
Investment income, net	3.4	0.6	7.6	1.0
Interest expense	(3.0)	(0.5)	(5.8)	(1.4)
Other, net	0.4	0.9	1.7	2.3
Total other income	0.8	1.0	3.5	1.9
(Loss) income before equity in loss from unconsolidated affiliates and income taxes	(0.5)	4.4	532.7	4.6
Income tax benefit (expense)	0.4	(0.2)	(115.2)	(0.2)
Net (loss) income	$(0.1)	$4.2	$417.5	$4.4

Real Estate Sales and Gross Margin.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% (1)	2013	% (1)	2014	% (1)	2013	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$3.7	94.9%	$10.7	83.6%	$13.5	2.1%	$24.0	86.0%
Commercial real estate sales	—	—%	2.1	16.4%	3.3	0.5%	3.5	12.5%
RiverTown Sale	—	—%	—	—%	43.6	6.9%	—	—%
AgReserves Sale and other	0.2	5.1%	—	—%	570.1	90.4%	0.4	1.4%
Real estate sales	$3.9	100.0%	$12.8	100.0%	$630.5	100.0%	$27.9	100.0%

Gross profit:
Residential real estate sales	$1.8	48.6%	$4.7	43.9%	$6.4	47.4%	$10.1	42.1%
Commercial real estate sales	—	—%	1.1	52.4%	2.2	66.7%	1.7	48.6%
RiverTown Sale	—	—%	—	—%	26.0	59.6%	—	—%
AgReserves Sale and other	0.2	100.0%	—	—%	511.7	89.8%	0.4	100.0%
Gross profit	$2.0	51.3%	$5.8	45.3%	$546.3	86.6%	$12.2	43.7%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. During the three months ended September 30, 2014, residential real estate sales decreased $7.0 million, or 65%, to $3.7 million during the three months ended September 30, 2014, as compared to $10.7 million during the same period in 2013. This decrease is primarily due to a sale of sixty-two homesites in one of our primary communities to a homebuilder during the three months ended September 30, 2013. There were no commercial real estate sales during the three months ended September 30, 2014, as compared to commercial real estate sales of $2.1 million the same period in 2013.

Residential real estate sales decreased $10.5 million, or 44%, to $13.5 million during the nine months ended September 30, 2014, as compared to $24.0 million during the same period in 2013. This decrease is primarily due to a decrease in available homesites for sale in our resort communities during the nine months ended September 30, 2014, as compared to the same period in 2013. Commercial real estate sales were relatively flat during the nine months ended September 30, 2014, as compared to the same period in 2013.

As our customer base for residential real estate sales has shifted from being primarily retail based to being more weighted towards homebuilders, who generally buy more homesites in a single transaction but tend to buy on a more sporadic basis, we believe we will continue to experience greater volatility in the consistency and pace of our residential real estate sales for at least the near future. In addition, as the mix of homesites that we sell has shifted to homesites in our primary communities, which typically have a lower price and gross profit margin than homesites in our resort communities, we may experience a decrease in our gross profit margin from residential real estate sales.

Included in revenues from real estate sales, during the nine months ended September 30, 2014, is revenue of $569.7 million for the AgReserves Sale and revenue of $43.6 million for the RiverTown Sale. Real estate sales for the AgReserves Sales, included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

Real Estate Sales Gross Profit. During the three months ended September 30, 2014, gross profit was $2.0 million, or 51.3%, as compared to $5.8 million, or 45.3%, during the same period in 2013. The increase in the gross profit margin is due to the mix of residential homesites sold during the three months ended September 30, 2014, which there were more residential real estate revenues from our resort communities as compared to in our primary communities during the same period in 2013.

During the nine months ended September 30, 2014, we recorded gross profit of $511.2 million, or 89.7%, for the AgReserves Sale and $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the AgReserves Sale and the RiverTown Sale, gross profit was $9.1 million, or 52.9%, during the nine months ended September 30, 2014, as compared to $12.2 million or 43.7% during the same period in 2013.

As a result of the AgReserves Sale, we do not expect to have substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.
Resorts, Leisure and Leasing Revenues and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Dollars in millions
Resorts, leisure and leasing revenues	$19.0	$16.3	$45.4	$42.4
Gross profit	$4.6	$3.8	$9.1	$8.9
Gross profit margin	24.2%	23.3%	20.0%	21.0%

Resorts, leisure and leasing revenues increased $2.7 million, or 17%, during the three months ended September 30, 2014, as compared to the same period in 2013. The increase in revenues includes an increase of $1.7 million of resorts and leisure revenues primarily due to an increase in room nights rented and an increase of $1.0 million of leasing revenues from leases in our Pier Park North joint venture. Beginning in early 2014, we commenced recognizing leasing revenue from our Pier Park North joint venture as retail stores became occupied by tenants. As a result, we recognized $0.8 million of leasing revenues during the three months ended September 30, 2014.
Resorts, leisure and leasing revenues increased $3.0 million, or 7%, during the nine months ended September 30, 2014, as compared to the same period in 2013. The increase in revenues includes an increase of $1.2 million of resorts and leisure revenues primarily due to an increase in room nights rented and an increase of $1.8 million for leasing revenues, which now includes leasing revenue from our Pier Park North joint venture as retail stores became occupied by tenants.

Timber Sales and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	Dollars in millions
Timber sales	$1.1	$7.7	$10.3	$27.1
Gross profit	$0.9	$2.9	$6.0	$10.4
Gross profit margin	81.8%	37.7%	58.3%	38.4%

The decrease in timber sales of $6.6 million, or 86%, during the three months ended September 30, 2014, and $16.8 million, or 62%, during the nine months ended September 30, 2014, as compared to the same periods in 2013, are primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the nine months ended September 30, 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the nine months ended September 30, 2014. We expect our timber sales and related costs to substantially decrease following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Other operating and corporate expenses. Other operating and corporate expenses decreased by $0.3 million, or 4%, during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in employee costs, partially offset by an increase in professional fees. Other operating and corporate expenses increased by $0.5 million, or 2%, during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to $1.2 million of severance costs associated with the AgReserves Sale and an increase of $1.3 million for pension expense, partially offset by decreases in other employee costs and property taxes.
Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million for the nine months ended September 30, 2014, include one-time administrative costs associated with the monetization of the Timber Note. See Note 4, Real Estate Sales.

Investment income. Investment income primarily includes (i) interest earned, realized gains and losses and accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the Buyer SPE. See “AgReserves Sale” in the Business Overview section for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net investment income from available-for-sale securities (Note 5)
Interest and dividend income	$1.9	$0.5	$4.0	$0.8
Accretion income	0.4	—	1.0	—
Realized gains and losses on the sale of investments	—	0.1	(0.8)	0.1
Other-than-temporary impairment losses	(1.3)	—	(1.3)	—
Total net investment income from available-for-sale securities	1.0	0.6	2.9	0.9
Interest income from investments in special purpose entities (Note 4)	2.1	—	4.1	—
Interest accrued on notes receivable	0.3	—	0.6	0.1
Total investment income, net	$3.4	$0.6	$7.6	$1.0

Investment income increased $2.8 million during the three months ended September 30, 2014, as compared to the same period in 2013, due to (i) an increase of $0.4 million from our available-for-sale securities, which includes a net increase of $1.7 million for interest, dividends, accretion and realized gains and losses, partially offset by an other-than-temporary impairment losses related to the credit-related component recognized in earnings of $1.3 million (ii) $0.3 million from interest earned on mortgage notes receivable (primarily related to the RiverTown Note) and (iii) $2.1 million from interest earned on the time deposit held by the Buyer SPE.

Investment income increased $6.6 million during the nine months ended September 30, 2014, as compared to the same period in 2013, due to (i) an increase of $2.0 million from our available-for-sale securities, which includes a net increase of $3.3 million for interest, dividends, accretion and realized gains and losses, partially offset by other-than-temporary impairment losses related to the credit-related component recognized in earnings of $1.3 million, (ii) $0.6 million from interest earned on mortgage notes receivables (primarily related to the RiverTown Note) and (iii) $4.1 million from interest earned on the time deposit held by the Buyer SPE.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan in our consolidated Pier Park North joint venture. See “AgReserves Sale” in the Business Overview section for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 4)	$2.2	$—	$4.4	$—
Interest expense	0.8	0.5	1.4	1.4
Total interest expense	$3.0	$0.5	$5.8	$1.4

Interest expense increased $2.5 million during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to interest expense of $2.2 million for the the Senior Notes issued by NFTF and interest expense of $0.3 million on the construction loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Interest expense increased $4.4 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to interest expense of $4.4 million for the Senior Notes issued by NFTF and construction loan interest expense of $0.3 million on the Pier Park North joint venture construction loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Other, net. Other income primarily includes income from our retained interest investments, hunting lease income and other income and expense items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accretion income from retained interest investments (Note 7)	$0.2	$0.2	$0.7	$0.6
Hunting lease income	0.1	0.4	0.6	1.3
Other income, net	0.1	0.3	0.4	0.4
Other, net	$0.4	$0.9	$1.7	$2.3

Other income decreased by $0.5 million and $0.6 million, respectively, during the three and nine months ended September 30, 2014, as compared to the same periods in 2013, primarily due to the sale of hunting leases that were included in the AgReserves Sale.
Income tax expense. We recorded income tax benefit of $0.4 million and income tax expense of $115.2 million during the three and nine months ended September 30, 2014, respectively, as compared to tax expense of $0.2 million during the same periods in 2013. Our effective tax rate was 71.2% and 21.6% for the three and nine months ended September 30, 2014, respectively, as compared to 3.6% and 3.5%, respectively, during the same periods in 2013. During the nine months ended September 30, 2014, we reversed $90.1 million of the valuation allowances established on our net deferred tax assets of $12.9 million as of December 31, 2013, which reduced our effective rate for the nine months ended September 30, 2014. Following the reversal of this valuation allowance, we had only $5.9 million remaining as a valuation allowance as of September 30, 2014 and we expect that our effective rate will be closer to the statutory rate.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	In millions
Revenues:
Real estate sales	$3.4	$10.5	$12.7	$23.3
RiverTown Sale	—	—	43.6	—
Other revenues	0.3	0.2	0.8	0.7
Total revenues	3.7	10.7	57.1	24.0
Expenses:
Cost of real estate sales and other revenues	1.9	6.0	7.1	13.9
Cost of real estate sales - RiverTown Sale	—	—	17.6	—
Other operating expenses	1.6	1.7	5.6	5.8
Depreciation and amortization	0.1	0.2	0.4	0.6
Total expenses	3.6	7.9	30.7	20.3
Operating income	0.1	2.8	26.4	3.7
Other expense	(0.1)	(0.4)	(0.1)	(1.1)
Net income before income taxes	$—	$2.4	$26.3	$2.6

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

As discussed above in the Business Overview section, in April 2014, we completed the RiverTown Sale and as a result recognized revenue of $43.6 million during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type, excluding the RiverTown Sale:

	Three Months Ended September 30, 2014					Three Months Ended September 30, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	3	$2.9	$1.6	$1.3	44.8%	22	$4.7	$2.4	$2.3	48.9%
Primary homesites	5	0.5	0.3	0.2	40.0%	72	5.3	3.2	2.1	39.6%
RiverTown community	—	—	—	—	—%	16	0.5	0.4	0.1	20.0%
Total	8	$3.4	$1.9	$1.5	44.1%	110	$10.5	$6.0	$4.5	42.9%

Northwest Florida resort homesites. Revenues from real estate sales decreased $1.8 million, or 38%, during the three months ended September 30, 2014, as compared the same period in 2013, due to a decrease in homesite sales in our WaterColor and WaterSound West Beach communities, slightly offset by an increase in homesite sales in our WaterSound Beach and SummerCamp Beach communities. Gross profit margins decreased to 44.8% during the three months ended September 30, 2014, as compared to 48.9% during the same period in 2013, primarily due to mix of homesites sold during each respective period.

Northwest Florida primary homesites. Revenues from real estate sales decreased $4.8 million, or 91%, during the three months ended September 30, 2014, as compared to the same period in 2013, due to a sale of sixty-two homesites to a homebuilder in WaterSound Origins during the three months ended September 30, 2013. Gross profit margin increased slightly to 40.0% during the three months ended September 30, 2014, as compared to 39.6% during the same period in 2013.

RiverTown community. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community during the nine months ended September 30, 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.1 million during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in property owner assessments.
During the three months ended September 30, 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense primarily includes interest earned on our mortgage notes receivable and interest expense on our CDD assessments. Other expense decreased $0.3 million during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to interest earned on the RiverTown Note and lower interest expense related to the Rivers Edge CDD assessments.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type, excluding the RiverTown Sale:

	Nine Months Ended September 30, 2014					Nine Months Ended September 30, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	21	$8.2	$4.2	$4.0	48.8%	78	$13.7	$7.4	$6.3	46.0%
Primary homesites	44	4.2	2.7	1.5	35.7%	119	8.0	5.0	3.0	37.5%
RiverTown community	7	0.3	0.1	0.2	66.7%	44	1.6	1.2	0.4	25.0%
Total	72	$12.7	$7.0	$5.7	44.9%	241	$23.3	$13.6	$9.7	41.6%

Northwest Florida resort homesites. Revenues from real estate sales decreased $5.5 million, or 40%, during the nine months ended September 30, 2014, as compared the same period in 2013, due to a decrease in homesite sales in our WaterColor and WaterSound West Beach communities, slightly offset by an increase in homesite sales in our WaterSound Beach and SummerCamp Beach communities. Gross profit margins increased to 48.8% during the nine months ended September 30, 2014, as compared to 46.0% during the same period in 2013, primarily due to an increase in pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities, an increase in the lot residual received and the recognition of deferred profit in our WaterSound West Beach community, given that both the lot residual and the recognition of deferred profit have no related costs.

Northwest Florida primary homesites. Revenues from real estate sales decreased $3.8 million, or 48%, during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a sale of sixty-two homesites to a homebuilder in WaterSound Origins during the nine months ended September 30, 2013. Gross profit margin decreased to 35.7% during the nine months ended September 30, 2014, as compared to 37.5% during the same period in 2013.

RiverTown Community primary homesites. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community during the nine months ended September 30, 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.2 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to a decrease in property taxes and property owner assessments slightly offset by increased professional fees.
During the nine months ended September 30, 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense primarily includes interest earned on our mortgage notes receivables and interest expense on our CDD assessments. Other expense decreased $1.0 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to interest earned on the RiverTown Note and lower interest expense related to the Rivers Edge CDD assessments.

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

The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	In millions
Revenues:
Real estate sales	$—	$2.1	$3.3	$3.5
Expenses:
Cost of real estate sales	—	1.0	1.1	1.8
Other operating expenses	0.5	0.5	1.7	1.8
Total expenses	0.5	1.5	2.8	3.6
Operating income (loss)	(0.5)	0.6	0.5	(0.1)
Other income (expense)	—	0.1	(0.1)	—
Net (loss) income before income taxes	$(0.5)	$0.7	$0.4	$(0.1)

There were no commercial real estate sales during the three months ended September 30, 2014, as compared to $2.1 million for the same period in 2013. Commercial real estate sales were $3.3 million during the nine months ended September 30, 2014, as compared to $3.5 million for the same period in 2013. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
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
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	In millions
Revenues:
Resorts and leisure operations	$16.9	$15.2	$40.4	$39.2
Leasing operations	2.1	1.1	5.0	3.2
Total revenues	19.0	16.3	45.4	42.4
Expenses:
Cost of resorts and leisure operations	13.6	11.9	34.3	31.9
Cost of leasing operations	0.8	0.6	2.0	1.6
Operating expenses	0.4	0.1	0.8	0.2
Depreciation	1.9	1.7	5.1	4.9
Total expenses	16.7	14.3	42.2	38.6
Operating income	2.3	2.0	3.2	3.8
Other income (expense)	(0.3)	—	(0.3)	0.3
Net income before income taxes	$2.0	$2.0	$2.9	$4.1

The following table sets forth the detail of our resorts and leisure operations revenues and cost of revenues:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$13.0	$2.9	22.3%	$11.5	$2.8	24.3%
Clubs	2.9	0.1	3.4%	2.8	0.3	10.7%
Marinas	1.0	0.3	30.0%	0.9	0.2	22.2%
Leasing	2.1	1.3	61.9%	1.1	0.5	45.5%
Total	$19.0	$4.6	24.2%	$16.3	$3.8	23.3%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
Revenues from inn and vacation rentals increased $1.5 million, or 13%, during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in room nights rented. Revenues from our clubs increased $0.1 million, or 4%, and gross profit margin decreased 7.3% during the three months ended September 30, 2014, as compared to the same period in 2013. Our gross profit margins have decreased in our resorts and leisure businesses primarily due to the adjustments in the costs associated with our business model and the costs associated with the launch of St. Joe Club & Resorts, which we believe will increase our market share.
Revenues from our leasing operations increased $1.0 million and gross profit increased $1.0 million primarily due to the commencement of recognition of revenue from leases in our Pier Park North joint venture as retail stores became occupied by tenants in early 2014. As a result, we recognized $0.8 million of leasing revenues during the three months ended September 30, 2014.
During the three months ended September 30, 2014 and 2013, we capitalized $0.2 million and $0.1 million, respectively, of indirect development costs related to Pier Park North, for which construction began in early 2013.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Inn and vacation rentals	$30.1	$5.4	17.9%	$28.5	$5.7	20.0%
Clubs	7.9	0.1	1.3%	8.5	1.0	11.8%
Marinas	2.4	0.6	25.0%	2.2	0.6	27.3%
Leasing	5.0	3.0	60.0%	3.2	1.6	50.0%
Total	$45.4	$9.1	20.0%	$42.4	$8.9	21.0%
Revenues from inn and vacation rentals increased $1.6 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to an increase in room nights rented. Revenues from our clubs decreased $0.6 million, or 7.1%, and gross profit margin decreased 10.5% due to the launch of St Joe Club & Resorts on January 1, 2014. In connection with the launch of St. Joe Club & Resorts in January 2014, we limited the use of our golf courses and resort facilities to the public; therefore, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues and gross profit margin during the nine months ended September 30, 2014, as compared to the same period in 2013.
Revenues from our leasing operations increased $1.8 million and gross profit increased $1.4 million primarily due to the commencement of recognition of leasing revenue in our Pier Park North joint venture as retail stores became occupied by tenants commencing in early 2014. As a result, we recognized $1.5 million of leasing revenues during the nine months ended September 30, 2014.
During the nine months ended September 30, 2014 and 2013, we capitalized $0.6 million and $0.4 million, respectively, of indirect development costs related to Pier Park North, for which construction began in early 2013.

Forestry

Our forestry segment focuses on the management and harvesting of our timber holdings. We grow, harvest and sell timber and wood fiber and provide land management services for conservation properties. In addition, our forestry segment may sell our timber or rural land holdings.

The table below sets forth the results of operations of our forestry segment, including revenues and expenses associated with the AgReserves Sale, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	In millions
Revenues:
Timber sales	$1.1	$7.7	$10.3	$27.1
AgReserves - Real estate sales	—	—	569.9	—
Total revenues	1.1	7.7	580.2	27.1
Expenses:
Cost of timber sales	0.2	4.8	4.3	16.7
AgReserves - Cost of real estate sales	—	—	58.4	—
Other operating expenses	0.1	0.3	1.7	0.7
Depreciation and depletion	0.2	0.4	0.6	1.4
Total expenses	0.5	5.5	65.0	18.8
Operating income	0.6	2.2	515.2	8.3
Other income	0.3	0.6	1.1	1.7
Net income before income taxes	$0.9	$2.8	$516.3	$10.0
The relative contribution to our timber sales by major item for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Percent of total tons sold:
Pine pulpwood	64%	72%	68%	72%
Pine sawtimber	16%	23%	21%	23%
Pine grade logs	4%	5%	7%	5%
Other	16%	—%	4%	—%
Total	100%	100%	100%	100%

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues from timber sales decreased by approximately $6.6 million to $1.1 million during the three months ended September 30, 2014, as compared to $7.7 million in the same period in 2013, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were less than 80,000 during the three months ended September 30, 2014, as compared to 373,000 during the three months ended September 30, 2013.

The gross margin increased during the three months ended September 30, 2014, to 81.8%, as compared to 37.7% during the same period in 2013. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our gross profit margin.
Other income consists primarily of income from hunting leases, which decreased $0.3 million during the three months ended September 30, 2014, as compared to the same period in 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

On March 5, 2014, we completed the AgReserves Sale and recorded $569.9 million in revenues from real estate sales, which included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the FDOT pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, we recognized $11.0 million of revenue during the three months ended September 30, 2014. In addition, we recorded cost of sales of $58.4 million related to the AgReserves Sale, which included our carrying value for land, timber and property of $48.7 million and closing costs of $9.8 million.

Revenues from timber sales decreased by approximately $16.8 million during the nine months ended September 30, 2014, as compared to the same period in 2013, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were 369,000 during the nine months ended September 30, 2014, as compared to 1,098,000 tons during the nine months ended September 30, 2013. In addition, for the nine months ended September 30, 2014, timber sales also included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the nine months ended September 30, 2014.
The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2014, to 53.3%, as compared to 38.4% during the same period in 2013. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our gross profit margin.

Other operating expenses increased $1.0 million during the nine months ended September 30, 2014, as compared to the same period in 2013, due to severance costs that were paid in the first quarter of 2014, related to the reduction in our forestry operations due to the AgReserves Sale.
Other income consists primarily of income from hunting leases, which decreased $0.6 million during the nine months ended September 30, 2014, as compared to the same period in 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Liquidity and Capital Resources
As of September 30, 2014, we had cash and cash equivalents of $61.6 million, compared to $21.9 million as of December 31, 2013. In addition, subsequent to the monetization of the Timber Note and the closing of the RiverTown Sale, we had available-for-sale investments of $596.0 million as of September 30, 2014, as compared to $147.0 million as of December 31, 2013.
In April 2013, we engaged Fairholme Capital Management, L.L.C. (“Fairholme Capital”) to serve as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of September 30, 2014, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement as amended (the “Agreement”), with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities. As of September 30, 2014, the investment account included $46.2 million of money market funds (all of which are classified within cash and cash equivalents on our Condensed Consolidated Balance Sheets), $484.9 million of U.S. Treasury securities (all of which are classified within investments on our Condensed Consolidated Balance Sheets), $97.4 million of corporate debt securities and $13.7 million of preferred stock. The issuer of the corporate debt securities is a national retail chain that is non-investment grade. As of September 30, 2014 and October 31, 2014, $10.2 million and 23.7, respectively, of our preferred stock was invested in one issuer who is a financial services firm that is non-investment grade.
In November 2012, the Board of Directors approved the termination of our pension plan, which is overfunded. Our pension plan was frozen in March 2013 pending regulatory approvals which were received in August 2014. We expect to distribute the pension plan assets to participants before December 26, 2014 and any remaining assets are expected to be used to pay additional benefits and excise taxes. We anticipate that any remaining assets subsequent to these distributions will be between $17 million to $20 million and will revert back to us in late 2014 or early 2015. We cannot, however, at this time provide any assurance as to this timing or the amount of these distributions. In addition, upon settlement, we currently expect to recognize future estimated losses before income taxes of approximately $18 million to $21 million as a result of terminating our pension plan.
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

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the nine months ended September 30, 2014, we incurred a total of $28.3 million for capital expenditures, which includes $20.4 million related to the Pier Park North joint venture and $7.9 million related primarily to our resorts and leisure operations, the development of our residential real estate projects and includes $1.2 million in planning costs for our mixed-use and active adult community. We expect to incur an additional estimated total of $12.0 million in future capital expenditures during the remaining three months of 2014, which includes $6.4 million primarily for the development of our residential and commercial real estate projects, $0.4 million for our forestry and other segments, and $5.2 million related to the Pier Park North joint venture, which we expect will be funded by the joint venture's construction loan proceeds. A portion of this spending is discretionary and will only be spent if the risk adjusted return warrants. We anticipate that future capital commitments will be funded through our cash balances and operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of September 30, 2014, $28.9 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.25% at September 30, 2014.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $5.9 million related to CDD debt as of September 30, 2014. Our total outstanding CDD assessments were $22.1 million at September 30, 2014, which was comprised of $18.2 million at SouthWood, $3.2 million at the existing Pier Park mall and $0.7 million at Wild Heron.
We currently expect to pay approximately $71 million in federal income taxes for 2014 and we made estimated income tax payments of $53.8 million during the nine months ended September 30, 2014. We expect to pay federal income taxes on future taxable income.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash provided by operating activities	$322.9	$13.7
Net cash used in investing activities	(480.8)	(159.6)
Net cash provided by financing activities	197.6	2.8
Net increase (decrease) in cash and cash equivalents	39.7	(143.1)
Cash and cash equivalents at beginning of the period	21.9	166.0
Cash and cash equivalents at end of the period	$61.6	$22.9
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $322.9 million during the nine months ended September 30, 2014, as compared to $13.7 million during the same period in 2013, primarily as a result of the AgReserves Sale and RiverTown Sale.

During the nine months ended September 30, 2014, capital expenditures related to assets ultimately planned to be sold were $6.1 million and consisted of $4.0 million relating to our residential real estate segment, $0.8 million relating to our commercial real estate segment and $1.3 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, commercial land development and acquisition of property.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture's operations and capital expenditures for property and equipment used in our operations. During the nine months ended September 30, 2014, cash flows used in investing activities were $480.9 million, which includes our total purchases, sales and maturities of our available-for-sale investments of $451.5 million and $6.9 million for investments in assets held by special purpose entities. See Note 4, Real Estate Sales, of our unaudited condensed consolidated financial statements included in this quarterly report for information on our special purpose entities.
During the nine months ended September 30, 2014, capital expenditures incurred by our Pier Park North joint venture were $20.4 million and capital expenditures for other property and equipment were $1.9 million, which were primarily for our resorts, leisure and leasing operations segment.
Cash Flows from Financing Activities
Net cash provided by financing activities were $197.6 million during the nine months ended September 30, 2014, which were for borrowings on the Pier Park North joint venture construction loan of $22.5 million, net of deferred issuance costs of $0.5 million, and NFTF's issuance of Senior Notes for $175.7 million, net of the discount and deferred issuance costs totaling $4.2 million.
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
During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.8 million for all installment notes monetized through September 30, 2014. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes, of which approximately $14.3 million is expected to be received at the end of the installment notes' fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three and nine months ended September 30, 2014.

Contractual Obligations at September 30, 2014

	Payments due by Period
Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$60.8	$0.2	$54.9	$0.2	$5.5
Interest related to debt, including community development district debt (2)	7.4	2.4	0.9	0.5	3.6
Contractual obligations (3)	12.6	11.6	0.8	0.2	—
Senior Notes held by special purpose entity (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (4)	121.7	8.6	17.1	17.1	78.9
Total contractual cash obligations	$382.5	$22.8	$73.7	$18.0	$268.0

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.8 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
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

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning demand for residential real estate, including mixed-use and active adult communities, in Northwest Florida and our ability to develop projects that meet that demand;

•
our expectations concerning the volatility in the consistency and pace of our residential real estate sales, the type of buyers interested in our residential real estate, and the mix of homesites that will be available for sale and the related effect on our gross profit margins;

•	our beliefs concerning the seasonality of our revenues;

•	our expectations regarding the demand for commercial and industrial uses, and our ability to develop projects that meet that demand;

•	our expectations regarding unrealized losses related to our investments, including potential future downturns related to our corporate debt securities and other investments;

•	the anticipated benefits of the AgReserves Sale and RiverTown Sale and the impact of such sales on our operations;

•	our belief that the St. Joe Club & Resorts will provide us with a competitive advantage and help us increase our market share;

•	our expectations regarding the financial impact of our decision to launch the St. Joe Club & Resorts and to privatize certain golf courses and resorts facilities;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•
our expectations regarding the costs and benefits of the Timber Note monetization structure, including the timing and amount of the expenses that NFTS will incur during the life of the Timber Note and the amount of the remaining principal balance;

•	our expectation regarding the effect and timing of the termination of our pension plan and our expectations with respect to related distributions and remaining assets;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. These factors include those risks set forth in our Form 10-K for the year ended December 31, 2013, and subsequent Form 10-Qs and other current reports, and the following:

•	our ability to capitalize on opportunities relating to mixed use and active adult community or communities in Northwest Florida;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any further downturns in the recovery of real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land, including the permits required for the launch of our planned active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	any further unrealized losses related to our investments, including any further downturns in the recovery of our corporate debt securities or any other of our investments;

•	our ability to effectively deploy and invest the proceeds from the AgReserves Sale and the RiverTown Sale;

•	our ability to capitalize on the launch, and increase our market share as a result, of the St. Joe Club & Resorts;

•
the anticipated benefits from our decision to launch the St. Joe Club & Resorts and to privatize certain golf courses and resort facilities may not be realized, may take longer to realize than expected, or may cost more to achieve than expected;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	our ability to anticipate the effect and timing of the termination of our pension plan and how we will use related distributions and remaining assets;

•	significant decreases in market value of our investments in marketable securities;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale; and

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale or RiverTown Sale.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $7.5 million in the market value of our available-for-sale securities as of September 30, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR. A 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. A 1% change in our interest rate on our Pier Park North construction loan may result in additional interest payable of $0.3 million. Interest rates for our in-substance defeased debt and NFTF's Senior Notes are fixed.

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
Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2014 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

In our report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, we identify under "Item 1A. Risk Factors," factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no other material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2013, except for the following:

Losses in the fair value of our available-for-sale and held-to-maturity investments, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, could have an adverse impact on our results of operations, cash flows and financial condition.

As of October 31, 2014, we have an investment account of $648.4 million which is managed by Fairholme Capital. Of this amount, $61.3 million is held in cash equivalents, $459.9 million is held in U.S. Treasury securities, $100.1 million is held in corporate debt securities and $27.1 million is held in preferred stock. The market value of these investments is subject to change from period to period. Our corporate debt securities are issued by one issuer who is a national retail chain that is non-investment grade and our preferred stock non-investment grade and was issued by two financial services firms. Furthermore, pursuant to our Investment Agreement with Fairholme Capital, our investment advisor, we could invest up to a total of fifteen percent of the investment account in any one issuer as of the date of purchase.

We have exposure to credit risk associated with our available-for-sale and held-to-maturity investments, which include U.S. Treasury securities, corporate debt securities, preferred stock and retained interest investments. These instruments are also subject to price fluctuations as a result of changes in the financial market's assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S government's credit rating could also decrease the value of our available-for-sale and held-to-maturity investments.

Losses in the fair value of our available-for-sale and held-to-maturity investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. As of September 30, 2014, we recorded an other-than-temporary impairment for credit-related losses of $1.3 million related to our corporate debt securities in Investment income, net on our Condensed Consolidated Statements of Operations.

Any further losses in the fair value of our available-for-sale and held-to-maturity investments that are deemed to be other-than-temporary due to credit deterioration will result in us being required to record further credit-related losses in our Condensed Consolidated Statements of Operations. Furthermore, as a result of the concentration of our corporate debt securities and preferred stock, the performance of our investments may be disproportionately affected by any adverse change in the financial condition of these issuers or the market value of any of the securities in our portfolio, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*31.1	Certification by Jeffrey C. Keil, President and Interim Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Jeffrey C. Keil, President and Interim Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	November 6, 2014	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)