Form 10-K
period 2014-12-31
ST JOE CO
filed 2015-02-27
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2014, was approximately $821.3 million.
As of February 23, 2015, there were 92,322,905 shares of common stock, no par value, issued of which 92,302,636 were outstanding, and 20,269 are shares of treasury stock.
Documents Incorporated by Reference
Portions of the Registrant’s definitive proxy statement for its 2015 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2014, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.        Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
General

St. Joe was incorporated in 1936. We are a real estate development and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts, leisure and leasing operations or our forestry operations on a limited basis.
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

AgReserves Sale

On March 5, 2014, we completed our sale to AgReserves, Inc., of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). The acreage in the AgReserves Sale included a significant portion of our land previously designated for forestry operations as well as other land (i) that was not utilized in our residential or commercial real estate segments or our resorts, leisure and leasing segment or (ii) that was not part of our development plans. See Note 5, Real Estate Sales, included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further information on the AgReserves Sale.

RiverTown Sale
On April 2, 2014, we completed our sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property (the “RiverTown Sale”). See Note 5, Real Estate Sales, included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further information on the RiverTown Sale.

Business Strategy

We intend to use our land holdings and our cash and cash equivalents and investments to create long-term value for our shareholders. We believe that our present liquidity position can provide us with numerous opportunities to create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development, including opportunities in Northwest Florida in the active adult market; resorts, leisure and leasing operations; and the Port of Port St. Joe (the “Port of St. Joe”).

Specifically, in 2015, we intend to focus on the following initiatives:

•
Recruit and retain future leadership. Our Board of Directors previously announced its intent to appoint a future replacement for the Chief Executive Officer (“CEO”) by the end of 2014. In August of 2014, Jeffrey C. Keil, formerly an independent director of our Board of Directors since 2011, assumed the role of President and Interim CEO of the Company.  As Mr. Keil, has been working closely with our Board of Directors to define our needs and strategy, it has become clear that the process of selecting a replacement will extend into at least 2015. In the interim, Mr. Keil and our management continue to implement the next stages of our strategy with Mr. Keil in the leadership position.  It is possible, however, that once a future CEO has been appointed some, or all, of our business strategy will change depending on the experience, vision, and attributes of our future leadership.

•
Explore opportunities to capitalize on the retirement demographic. We believe that there is a growing retirement demographic in Northwest Florida and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. Consequently, we intend to continue the planning necessary to develop mixed-use and active adult communities in Northwest Florida, which we are exploring launching in the next 12 to 18 months. In 2013, we commenced the process to update and expand the previously approved West Bay Sector Plan, to establish a long-term land use master plan, to accommodate among other things, the concept of a mixed-use and active adult community or communities. Our team has been working closely with the local community and local officials through the process and we are pleased with the progress. In September and October of 2014, public hearings were held and local officials unanimously voted to transmit the long term master plan to the State of Florida for review. We are currently working with State of Florida officials in their review.

•
Develop new commercial and industrial uses for our land portfolio. We intend to continue exploring new commercial and industrial uses for our land portfolio that we believe will be accretive in value to our land holdings and/or shareholders. The majority of our current land holdings are located within fifteen miles of the coast of the Gulf of Mexico and adjacent to major roads or the Northwest Florida Beaches International Airport. As such, we believe we are positioned to develop, alone and in conjunction with strategic partners, our land for commercial and industrial use. As part of this strategy, we will continue to seek opportunities to develop and exploit the following projects, among others that may evolve.

◦
Pier Park North. We are currently developing a 324,000 square foot retail lifestyle center in Panama City Beach, with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. As of February 1, 2015, approximately 260,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart and Ross Dress for Less.

◦
Port of St. Joe. We believe the Port of St. Joe can benefit from the expected long-term economic growth in the Southeastern United States and increased traffic from the widening of the Panama Canal. We believe the Port of St. Joe is well positioned for bulk cargo shipments, offering access to rail, the U.S. Gulf Intracoastal Waterway and state and U.S. highways. However, prior to being able to commence any shipping activities, the Port of St. Joe’s shipping channel must first be dredged up to the federally authorized depth. In 2013, the Port of St. Joe Port Authority received a grant of $0.8 million from The Florida Department of Transportation. In December 2014, the Florida Department of Environmental Protection issued the state permits to dredge the shipping channel. However, additional regulatory approvals, funding and other infrastructure improvements are required before dredging can begin, which could span multiple years.

We have signed non-binding letters of intent (“LOIs”) that contemplate economic development opportunities for Florida’s Northwest region, including the potential to bolster usage of the AN Railway and make the Port of St. Joe operational. The LOIs state that the obligations of both us, which includes dredging the shipping channel, and the other party are contingent upon the Port of St. Joe receiving funding to complete the dredging of the shipping channel.

◦
AN Railway Rail and Right-of-Way. We own the rail and right-of-way for a short line freight railroad operated by AN Railway, LLC that begins at the Port of St. Joe and connects with CSX Transportation in Chattahoochee, Florida. We are working with AN Railway and The Florida Department of Transportation to seek funding necessary to rehabilitate the rail and certain structures over the Apalachicola River to accommodate freight trains to and from Port of St. Joe. We believe that rehabilitating the rail infrastructure will benefit the Port of St. Joe and encourage new port-related industrial and commercial business.

◦
VentureCrossings. We plan to continue to seek opportunities to increase interest for VentureCrossings, our industrial and commercial development, which can support up to 5.9 million of leasable square feet. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility to Exelis Inc. under a long-term lease that commenced in 2012.

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

•
Continue to invest in available for sale securities while we explore other opportunities. We plan to continue to invest in available for sale securities while we continue to explore other opportunities for these assets.

Our Business
We currently operate our business in four reportable operating segments: (1) residential real estate, (2) commercial real estate, (3) resorts, leisure and leasing operations and (4) forestry. For financial information about our operating segments, please see Note 20, Segment Information included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage, and other waterfront properties concentrated primarily between Tallahassee and Destin, Florida.

Our real estate investment strategy focuses on projects that meet our risk-adjusted investment return criteria. We adopted a rate of return against which we evaluate our capital expenditures and investments. The time frame for these expenditures and investments will vary based on the type of project. However, we will only incur such expenditures if our analysis indicates that the project will generate a return equal to or greater than the threshold return over its life. While an analysis is conducted for capital expenditures in each of our four segments, we currently anticipate that the majority of our 2015 budgeted capital expenditures will be in our residential real estate business.

Within our residential real estate business, we currently have two types of communities. The first, our residential resort communities, are positioned to attract primarily second home buyers. Our successful projects in this category include the WaterColor and WaterSound Beach communities, which were built in a region of Florida that has historically attracted second home buyers. We have recently seen an increased demand for homes in these established resort communities. Less developed communities continue to have low sales volume and little price appreciation.

Our second type of residential communities is our primary home communities, which are for buyers who intend to use the community for their primary residence. Our WaterSound Origins, Breakfast Point and SouthWood communities are our largest projects in this category. We have seen continued demand from builders for our developed lots in our WaterSound Origins primary home community.

As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community.

Commercial Real Estate
In our commercial real estate segment we plan, develop and sell real estate, including commercial operating property, for commercial purposes. We provide development opportunities for national and super regional retailers and our strategic partners in Northwest Florida. We offer land for commercial and light industrial uses. We also develop commercial parcels within or near existing residential development projects. Our commercial real estate also includes industrial parks and several commerce parks. We have large land holdings surrounding the Northwest Florida Beaches International Airport, along roadways and near or within business districts in the region. Adjacent to the Northwest Florida Beaches International Airport, is one of our industrial parks, VentureCrossings Enterprise Centre, a commercial and industrial development. We are soliciting global office, retail and industrial users for this prime development location.

The operations of commercial properties are managed and reported in our resorts, leisure and operations’ segment. For example, we built a 105,000 square foot building with manufacturing and office space in VentureCrossings and now lease the facility to Exelis Inc. under a long-term lease, which is managed and reported in our resorts, leisure and operations’ segment. The sale of commercial operating property is managed and reported in our commercial real estate segment.

Resorts, Leisure and Leasing Operations
Our resorts, leisure and leasing operations segment includes recurring revenue streams from (i) our resort and leisure businesses and (ii) our leasing operations.
Resort and Leisure Business
WaterColor Inn and Vacation Rentals. Our WaterColor Inn and Resort is an award winning boutique hotel, which provides guests with a beach club, spa, tennis center, an award-winning restaurant and complementary retail and commercial space. In addition, our vacation rental business rents private homes in the WaterColor, WaterSound Beach and surrounding communities, to individuals who are vacationing in the area. Our resorts and leisure businesses are managed for us by a third party management company.
Clubs and Resorts. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. We also own and operate two marinas. Our golf courses and marinas are managed for us by a third party management company.

St. Joe Club & Resorts. St. Joe Club & Resorts is our private membership club that provides participating homeowners and their rental guests access to our amenities. We launched St. Joe Club & Resorts in January 2014, and as a result of this initiative, certain of our amenities are no longer available to the public. While we expect revenues generated from these facilities to decline, we expect that revenues from our vacation rental business will increase in the future as we believe that the St. Joe Club & Resorts will provide us a competitive advantage in this business. In addition, in May 2014, St. Joe Club & Resorts began managing The Pearl Hotel, a fifty-five room resort hotel in Northwest, Florida.

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

Pier Park North. Our commercial leasing operations include our Pier Park North joint venture. Our Pier Park North joint venture includes a 324,000 square foot retail lifestyle center in Panama City Beach, which we developed with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. We developed and constructed the Pier Park North retail lifestyle center beginning in late 2013 and expect to complete the majority of construction in mid-2015. As of February 1, 2015, approximately 260,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart and Ross Dress for Less.

VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility to Exelis Inc. under a long-term lease that commenced in 2012.

From time to time, we may sell certain resort, leisure and operating properties. The sale of these assets were managed and reported in our commercial real estate segment.

Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. Subsequent to the AgReserves Sale, we have sold and plan to continue to sell product on site without the associated delivery costs. As of December 31, 2014, we had approximately 120,000 acres designated for forestry operations and expect to have the ability to consistently operate approximately 60,000 acres. Our ability to operate the remaining acreage is limited by geographical restrictions, (e.g. lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions).

Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements. Some parcels include the benefits of limited development activity including improved roads, ponds and fencing. We have traditionally sold parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors.

Prior to the AgReserves Sale, a significant portion of the revenue from our forestry segment was generated pursuant to our supply agreement entered into in November 2010 with RockTenn (“RockTenn Supply Agreement”), under which we sold delivered wood (trees that we cut and deliver). As part of the AgReserves Sale, the RockTenn Supply Agreement was assumed by AgReserves. Subsequent to the AgReserves Sale, revenue from our forestry segment has decreased substantially and is primarily generated from open market sales of timber.

Seasonality

Some of our businesses may be affected by seasonal fluctuations. For example, revenues from our resorts, leisure and leasing operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect described above, variability in our results of operations is further heightened by the change in our customer mix in our residential real estate business from some retail sales, which have a more consistent flow of revenues, to almost exclusively sales to homebuilders, who tend to buy in sporadic, bulk purchases. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period. See “Item 1A-Risk Factors-Risks Related to Our Current Business--Our results of operations may vary significantly from period to period which could adversely impact our stock price, results of operations, cash flows and financial condition.”
Competition

The real estate development business is highly competitive and fragmented. We compete with other local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do.

A number of highly competitive companies participate in the vacation rental industry. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities.

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

Employees
As of February 23, 2015, we had 61 full-time employees in our corporate office. Certain persons employed in the day-to-day operations of our resorts and leisure operations were employed by a third party management company engaged pursuant to a consulting and employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.

Available Information
Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website:
http://www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.joe.com.

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

Item 1A.    Risk Factors

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

Risks Related to Our Current Business Strategy

We may not be able to successfully implement our business strategy, which would adversely affect our financial condition, results of operations, cash flows and financial performance.

Following the AgReserves Sale and RiverTown Sale that were completed in 2014, our cash and available-for-sale securities comprise over fifty percent of the carrying value of our assets, while our assets related to our existing investments in real estate only comprise about one-quarter of the carrying value of our assets. Our future financial performance and success are therefore heavily dependent on our ability to implement our business strategy successfully.

Our current business strategy envisions several initiatives, including recruiting and retaining a future Chief Executive Officer, investing in new opportunities, such as the development of our mixed-use and active adult communities, developing new commercial and industrial uses for our land portfolio, entering into strategic alliances and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. In addition, it is possible that some or all of our business strategy will change depending on the experience, vision, and attributes of future leadership. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial position could be negatively affected.

Management has discretion as to the investments we make and may not use these funds effectively.

We plan to continue to invest in available-for-sale securities until we can find what we believe to be other advantageous opportunities for these funds. Our management has discretion in the selection of both our available-for-sale securities and our real estate investments and could make investments that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which results in financial losses that could have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price.

Our investment in new business opportunities is inherently risky, and could disrupt our ongoing businesses and adversely affect our operations.

We have invested and expect to continue to invest in new business opportunities, such as the development of our mixed-use and active adult communities and the expansion of port related opportunities at the Port of St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.

We are not registered as an “investment company” under the Investment Company Act and we intend to invest our assets in such a manner so that we are not required to register as an investment company. This will require monitoring our portfolio so that (a) we will not have more than 40% percent of total assets (excluding U.S. government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

If The Fairholme Funds or Fairholme Capital Management, L.L.C. controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.

The Fairholme Fund (“Fairholme”) (a series of Fairholme Funds, Inc. an investment company registered under the Investment Company Act of 1940 (the “Investment Company Act”)) has the right to vote as of December 31, 2014 approximately 25.8% of our outstanding common stock. Fairholme Capital Management, L.L.C. (“Fairholme Capital”), which controls Fairholme, is the investment adviser of accounts that in the aggregate own, as of December 31, 2014, an additional 1.3% of our common stock. Bruce R. Berkowitz, the Managing Member of Fairholme Capital Management, L.L.C., and the President of Fairholme Funds, Inc., is the Chairman of our Board of Directors. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. The SEC has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us is below 25% of our outstanding voting securities, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including American International Group Inc, Bank of America Corp., Leucadia National Corporation and Sears Holdings Corporation. Due to these affiliations, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

Returns on our investments may be limited by our investment guidelines and restrictions.

In 2013, we established investment guidelines and restrictions approved by the Investment Committee of our Board of Directors pursuant to the terms of the Investment Agreement with Fairholme Capital. The investment guidelines require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee, and (iv) the investment account may not be invested in common stock securities. These limitations may restrict our ability to make certain investments and may negatively impact the return that we could otherwise receive from our investment account. This could adversely affect our cash flows and results of operations.

Our future growth is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We may seek strategic partnerships to develop mixed-use and active adult communities, capitalize on the potential of our commercial and industrial opportunities and maximize the value of our assets. These strategic partnerships may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in desirable geographic locations and who have the assets, reputation or other characteristics that would optimize our development opportunities.

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

•
our partner could experience financial difficulties, become bankrupt or fail to fund their share of capital contributions, which may delay construction or development of property or increase our financial commitment to the strategic partnership;

•
we may disagree with our partner about decisions affecting the real estate investments or partnership, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

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

As of December 31, 2014, we have an investment account of $656.9 million which is managed by Fairholme Capital. Of this amount, $20.0 million is held in cash equivalents, $509.8 million is held in U.S. Treasury securities, $100.1 million is held in corporate debt securities and $27.0 million is held in preferred stock investments. The market value of these investments is subject to change from period to period. Our available-for-sale securities, include corporate debt securities that are issued by one issuer who is a national retail chain that is non-investment grade and our preferred stock investment that is also non-investment grade and was issued by two financial services firms. Furthermore, pursuant to our Investment Agreement with Fairholme Capital, our investment advisor, we could invest up to a total of fifteen percent of the investment account in any one issuer as of the date of purchase.

We have exposure to credit risk associated with our available-for-sale and held-to-maturity investments, which include U.S. Treasury securities, corporate debt securities, preferred stock investments and retained interest investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating could also decrease the value of our available-for-sale and held-to-maturity investments.

Losses in the fair value of our available-for-sale and held-to-maturity investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. During 2014, we recorded an other-than-temporary impairment for credit-related losses of $1.3 million related to our corporate debt securities in Investment income, net on our Consolidated Statements of Income.

Any further losses in the fair value of our available-for-sale and held-to-maturity investments that are deemed to be other-than-temporary due to credit deterioration will result in us being required to record further credit-related losses in our Consolidated Statements of Income. Furthermore, as a result of the concentration of our corporate debt securities and preferred stock investments, the performance of our investments may be disproportionately affected by any adverse change in the financial condition of these issuers or the market value of any of the securities in our portfolio, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Risks Related to our Current Business

Our results of operations may vary significantly from period to period which could adversely impact our stock price, results of operations, cash flows and financial condition.

Historically, we derived a substantial portion of our income from our forestry operations which had more of a consistent flow of revenues. However, following the AgReserves Sale, variability in our period to period results of operations and cash flows has become more apparent as income from our forestry operations has been reduced. In addition, our customer mix in our residential real estate business has changed from some retail sales, which have a more consistent flow of revenues, to almost exclusively sales to homebuilders who tend to buy in sporadic, bulk purchases. Commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.

Moreover, as it relates to all of our residential and commercial land-use entitlements in hand or in process, we seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate; and therefore may explore the sale of assets opportunistically or when we believe they have reached their highest and best use. As a consequence, there may be reporting periods in which we have no, or significantly less, revenues from residential or commercial real estate sales.

Furthermore, our resorts, leisure and leasing operations are affected by seasonal fluctuations. Revenues from our resorts, leisure and leasing operations businesses are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period which could have an adverse impact on our stock price, cash flows and financial condition.

Our business is subject to extensive regulation and growth management initiatives that may restrict, make more costly or otherwise adversely impact our ability to develop our real estate investments or otherwise conduct our operations.

A large part of our business strategy is dependent on our ability to develop real estate in Northwest Florida, including opportunities in the mixed-use and active adult communities and expanding the Port of St. Joe operations. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.

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

All development orders and permits must be consistent with the comprehensive plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sanitation, sewerage, potable water supply, drainage, affordable housing, open space parks and others. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads and schools, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.

If any one or more of these factors were to occur, we may be unable to develop our primary communities or planned mixed-use and active adult communities successfully or within the expected timeframes. Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner which could have a materially adverse affect our ability to service our demand and negatively impact our business, results of operations, cash flows or financial position.

Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Our principal sources of revenue are (1) sales of land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenues generated through our hotel and other leasing activities that are principally tourism related and (4) future revenue from the Port of St. Joe operations and our planned mixed-use and active adult communities. Consequently, demand for our products largely depends on the growth of the local economy.

We believe that the future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, (1) to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and (2) to attract companies offering high-quality, high salary jobs to large numbers of new employees. If new businesses and new employees in Northwest Florida do not grow as anticipated, demand for residential and commercial real estate and demand to expand the Port of St. Joe will not meet our expectations and our future growth will be adversely affected.

Changes in the demographics affecting projected population growth in Florida, particularly Northwest Florida, including a decrease in the migration of Baby Boomers, could adversely affect our business.

Florida has experienced strong population growth in the past few decades, particularly during the real estate boom in the first half of the last decade. However, a decline in the rate of migration into Florida could occur due to a number of factors affecting Florida, including weak economic conditions, restrictive credit, the occurrence of hurricanes and increased costs of living. Also, because of the recent housing collapse across the nation, people interested in moving to Florida may have delayed or canceled their plans due to difficulties selling their existing homes.

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

Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales or lessen demand for our residential or commercial real estate in affected communities and lessen demand for our resorts, leisure and leasing operations, such as disrupting our resort and vacation rental business if there are extensive repairs to the facilities or by lessening demand as a vacation destination. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of these natural disasters could also have a material adverse effect on our forestry business, if timber inventory is destroyed. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse effect on our coastal properties and forestry business. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for resort, seasonal and/or primary residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

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

The high costs of property insurance premiums in Florida could deter potential customers from purchasing a homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our business, results of operations, cash flows and financial position.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our real estate and resorts and leisure businesses’ sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which would could adversely affect our occupancy rates and our profitability.

Further downturns of the real estate market in Northwest Florida could adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels, over which we have no control. In addition, the real estate market is subject to downturns; and, furthermore, our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities. Unemployment, lack of consumer confidence and other adverse consequences of the previous economic recession continue to affect the economies of these two regions. If market conditions do not continue to improve as anticipated or were to worsen, the demand for our real estate products could decline, negatively impacting our business, results of operations, cash flows and financial condition.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. As a result, the mortgage industry remains under scrutiny and continues to face the challenges of increased regulation at federal, state, and local levels. Because of these challenges, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been tightened. Constraints on the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand for our products.
While interest rates for home mortgage loans have generally remained low, mortgage interest rates could increase in the future which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial position may be negatively affected.

Tax law changes could make home ownership more expensive or less attractive.

Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income as itemized deductions. The Federal government has been considering eliminating some deductions, or limiting the tax benefit of deductions, with regard to people with incomes above specified levels. As part of the American Taxpayer Relief Act of 2012, enacted on January 1, 2013, beginning in 2013 certain taxpayers will have their itemized deductions limited. Changes in tax laws could increase the after-tax cost of owning a home, which is likely to impact adversely the demand for homes and could reduce the prices for which we can sell homes, particularly in higher priced communities.

Significant competition could have an adverse effect on our business.

A number of residential and commercial developers, some with greater financial and other resources, compete with us in seeking resources for development and prospective purchasers and tenants. Competition from other real estate developers may adversely affect our ability to attract purchasers and sell residential and commercial real estate and attract and retain experienced real estate development personnel.

A number of highly competitive companies participate in the vacation rental industry. Last year, we launched St. Joe Club & Resorts, a private membership club that provides access to a diverse offering of benefits and privileges at certain of our owned and operated resort facilities. In addition, certain facilities are private clubs and only members and registered guests of St. Joe Club & Resorts are eligible to play. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others.

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

We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services at our residential developments. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from distressed sellers. Any of these events could have an adverse effect on our business, results of operations, cash flows and financial position.

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

A component of our business strategy is the development of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks, as well as the risks associated with real estate development, generally. Additionally, development of commercial projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our commercial leasing projects we may not yield anticipated returns, which could have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

We guarantee debt for our Pier Park North joint venture, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have agreed to provide certain guarantees in connection with our Pier Park North joint venture, and may in the future agree to similar agreements. Our Pier Park North joint venture has entered into a $41 million construction loan that matures in February 2016. Pursuant to the construction loan, we have provided the following guarantees: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentation, misappropriation of funds and fraud. If we were to become obligated to perform on any guarantees, it could have a material adverse effect on our results of operations, cash flows and financial condition.

Environmental and other regulations may have an adverse effect on our business.

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits which involve a long, uncertain and costly regulatory process. Our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Some of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Additionally, much of our property is in coastal areas that usually have a more restrictive permitting burden and must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

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

Weather and other natural conditions and regulatory requirements may limit our ability to sell timber, which could adversely affect our operations.

Weather conditions, timber growth cycles, access limitations (for example, restrictions on access to timberlands due to prolonged wet conditions) and regulatory requirements associated with the protection of wildlife and water resources may restrict our ability to sell timber. In addition, our timber is subject to damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber, there can be no assurance that any damage affecting our timberlands will in fact be so limited. As is common in the forestry industry, we do not maintain insurance coverage with respect to damage to our timberlands. Our results of operations and cash flows may therefore be materially adversely affected if we are unable to sell our timber at adequate levels or if demand decreases due to an increase in our prices as a result of any of these factors.

Risks Related to Our Company or Common Stock

An adverse outcome of the investigation being conducted by the SEC could have an adverse effect on our business and stock price.

In January 2011, the SEC commenced an informal inquiry into our accounting practices for impairment of investment in real estate assets and then notified us in June of 2011 that it had issued a related order of private investigation. On January 20, 2015, we received a written “Wells Notice” from the Staff of the SEC (the “Staff”) indicating the Staff’s preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws. The Staff has informed us that the Wells Notice relates to historical accounting and disclosure practices and real estate asset valuations principally as reflected in our financial results for 2010, 2009 and prior periods. We are fully cooperating with the SEC’s investigation. However, we are unable to predict the outcome of the SEC’s investigation. An adverse outcome of the investigation by the SEC could have an adverse effect on our business and stock price.

The market price of our common stock has been, and may continue to be, highly volatile.

The market price of our common stock on the New York Stock Exchange has been volatile in recent years. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•announcements of fluctuations in our operating results;
•other announcements concerning our Company or business, including acquisitions or litigation announcements;
•changes in market conditions in Northwest Florida or the real estate or real estate development industry in general;
•changes in recommendations or earnings estimates by securities analysts.

In addition, the stock market has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.

The Fairholme Funds or Fairholme Capital has the ability to influence major corporate decisions.

Bruce R. Berkowitz, the Chairman of our Board of Directors, is the Managing Member of Fairholme Capital, and the President of Fairholme Funds, Inc. Fairholme Funds has the right to vote, as of December 31, 2014, approximately 25.8% of our outstanding common stock. Fairholme Capital is the investment adviser of accounts that in the aggregate own, as of December 31, 2014, an additional 1.3% of our common stock. Accordingly, Fairholme Funds and Fairholme Capital are in a position to influence:

•	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	the nomination of individuals to our Board of Directors; and

•	a change in our control.

These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

The loss of the services of our key management, personnel or our ability to recruit staff could adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. In addition, we are in the process of selecting future leadership to replace our CEO after his retirement in August of 2014. We cannot assure you that we will be successful in attracting and retaining key management personnel.

Changes in our income tax estimates could materially impact our results of operations, cash flows and financial position.

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

We may not be able to utilize our net state operating loss carryforwards.

In prior years, we have suffered losses, for tax and financial statement purposes, which generated significant state net operating loss carryforwards. While we utilized a portion of our state net operating loss carryforwards as a result of the AgReserves Sale in 2014, we still have a significant amount of state net operating loss carryforwards. These may be used against future taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining net operating loss carryforward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that the requirements to realize the benefits of certain of our deferred tax assets have been met; therefore, we have maintained a valuation allowance against a portion of our deferred tax assets in our Consolidated Financial Statements as of December 31, 2014. Therefore, unless we generate more income in the future than presently estimated, we will not be able to utilize all of our net state operating loss carryforwards.

We have had to take significant impairments of the carrying value of our investments in real estate and a decline in real estate values or continuing operating losses in our operating properties could result in additional impairments, which would have an adverse effect on our results of operations and financial position.

Over the past five years, we have recorded impairment charges of $393.1 million related to real estate investments. We have approximately $321.8 million of real estate investments recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial position.

Changes in accounting pronouncements could adversely affect our reported operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board and the Securities and Exchange Commission, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards that establish the principles used to recognize revenue for all entities. These changes and others could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

For a number of years, we have been increasing our reliance on computers and digital technology. While all of our businesses and our internal employment records require the collection of digital information, our resorts and leisure businesses, in particular, require the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings, and other severe financial and business implications.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties
We own our principal executive offices located in WaterSound, Florida. As of December 31, 2014, we owned approximately 180,000 acres, the majority of which were located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. In addition, our resorts, leisure and leasing segment includes the following properties:
WaterColor Inn and Vacation Rentals. We own the WaterColor Inn and Resort, which includes a 60 room hotel, beach club, spa, tennis center, restaurant and complementary retail and commercial space. We completed construction for the WaterColor Inn in 2002. In addition, we own condominiums that are used primarily in our vacation rental business in our WaterSound Beach and WindMark Beach communities. We completed construction on these condominiums during 2008 and 2009. We generally do not own the homes included in our vacation rental program and instead enter into a rental agreement with the homeowner.
Clubs and Resorts. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach, Florida, area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. Our golf course property, primarily includes the greens, clubhouses, other buildings and equipment. We also own and operate two marinas. Our marina property, primarily includes land and improvements, marina slips and equipment.
Leasing. We own the property included in our leasing operations business, which includes our retail and commercial leasing. Our retail leasing business principally arose in connection with the growth in our residential developments. We have several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, WaterSound Beach, SouthWood and WindMark Beach communities. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers.
Pier Park North. In addition, our commercial leasing operations includes our Pier Park North joint venture. Our Pier Park North joint venture includes a 324,000 square foot retail lifestyle center in Panama City Beach, which we developed with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. We developed and constructed the Pier Park North retail lifestyle center beginning in late 2013 and expect to complete the majority of construction in mid-2015. As of February 1, 2015, approximately 260,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart and Ross Dress for Less.
Our Pier Park North joint venture has a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension and is secured by the property in the joint venture. As of December 31, 2014, $31.6 million was outstanding on the construction loan.
VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility to Exelis Inc. under a long-term lease that commenced in 2012.
For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in the Schedules to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further information.

Item 3.        Legal Proceedings

Securities and Exchange Commission Investigation
On January 4, 2011 the Company received notice from the Staff of the SEC of the initiation of an inquiry into our policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, we received notice from the SEC that it has issued a related order of private investigation. On January 20, 2015, we received a written “Wells Notice” from the Staff indicating the Staff’s preliminary determination to recommend that the SEC file an action against us for violations of certain federal securities laws. The Staff has informed us that the Wells Notice relates to historical accounting and disclosure practices and real estate asset valuations principally as reflected in our financial results for 2010, 2009 and prior periods.
A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides us with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. If the Staff makes a recommendation to the SEC, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties.
We are fully cooperating with the investigation. However, we are unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. We believe that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 23, 2015 we had approximately 1,162 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”
The ranges of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2014
Fourth Quarter	$20.10	$17.55
Third Quarter	$26.21	$19.93
Second Quarter	$26.20	$17.85
First Quarter	$19.61	$17.78
2013
Fourth Quarter	$20.99	$17.46
Third Quarter	$23.24	$19.31
Second Quarter	$21.41	$18.98
First Quarter	$24.38	$20.17

On February 23, 2015, the closing price of our common stock on the NYSE was $17.46. We did not pay cash dividends in 2014 or 2013 and retained future earnings to fund the development and growth of our business or other uses.
The following performance graph compares our cumulative shareholder returns for the period December 31, 2009, through December 31, 2014, assuming $100 was invested on December 31, 2009, in our common stock, in the Russell 3000 Index, and the below custom peer group of real estate related companies, which is composed of the following companies:
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

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
The St. Joe Company	$100	$75.63	$50.74	$79.89	$66.43	$63.66
Russell 3000 Index	$100	$116.93	$118.13	$137.52	$183.66	$206.72
Custom Real Estate Peer Group*	$100	$94.76	$76.03	$113.76	$172.79	$177.60

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Equity Compensation Plan Information
The following table includes information as of December 31, 2014 about shares of our common stock that may be issued pursuant to awards under our 2009 Equity Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a))
Equity compensation plans approved by security holders	99,775	$54.15	1,454,194
Equity compensation plans not approved by security holders	—	—	—
Total	99,775	$54.15	1,454,194

For additional information regarding our equity compensation plans, see Note 17, Stock-Based Compensation.

Item 6.         Selected Financial Data
The following table sets forth our Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2014. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	In thousands, except per share amounts
Statement of Operations Data:
Total revenues (1)(2)	$701,873	$131,256	$139,396	$145,285	$99,540
Total cost of revenues (3)(4)	136,798	86,913	91,276	71,472	62,288
Other operating expenses	13,459	12,323	15,321	22,252	34,783
Corporate expense, net	12,669	15,532	15,005	27,785	26,178
Pension charges	13,529	1,500	2,999	5,871	4,138
Costs associated with special purpose entities (5)	3,746	—	—	—	—
Depreciation, depletion and amortization	8,422	9,131	10,110	15,840	13,657
Impairment losses	—	5,080	2,551	377,325	4,799
Restructuring	—	—	—	11,547	5,251
Total expenses	188,623	130,479	137,262	532,092	151,094
Operating income (loss)	513,250	777	2,134	(386,807)	(51,554)
Other income (expense)	8,571	3,668	4,289	934	(3,892)
Income (loss) before equity in (loss) income from unconsolidated affiliates and income taxes	521,821	4,445	6,423	(385,873)	(55,446)
Equity in (loss) income from unconsolidated affiliates	(32)	112	(46)	(93)	(4,308)
Income tax (expense) benefit	(115,507)	409	(387)	55,658	23,849
Net income (loss)	406,282	4,966	5,990	(330,308)	(35,905)
Net loss attributable to non-controlling interest	171	24	22	29	41
Net income (loss) attributable to the Company	$406,453	$4,990	$6,012	$(330,279)	$(35,864)

Per Share Data:
Basic and Diluted
Net income (loss) attributable to the Company	$4.40	$0.05	$0.07	$(3.58)	$(0.39)

(1)	Total revenues include revenues from real estate sales, timber sales and resort, leisure and leasing revenues.
(2)
Total revenues in 2014 include $570.9 million from the AgReserves Sale and $43.6 million from the RiverTown Sale. Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion.

(3)	Total cost of revenues includes cost of revenues from real estate sales, timber sales and resort, leisure and leasing revenues.
(4)
Total cost of revenues in 2014 include $58.4 million from the AgReserves Sale and $17.6 million from the RiverTown Sale. Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion.

(5)	Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

	As of December 31,
	2014	2013	2012	2011	2010
	In thousands
Balance Sheet Data:
Investment in real estate	$321,812	$385,009	$370,647	$387,202	$755,392
Cash and cash equivalents	$34,515	$21,894	$165,980	$162,391	$183,827
Investments	$636,878	$146,972	$—	$—	$—
Property and equipment, net	$10,203	$11,410	$12,149	$14,946	$13,014
Total assets	$1,303,135	$669,472	$645,521	$661,291	$1,051,695
Long-term debt (1)	$31,618	$6,445	$—	$—	$—
Senior Notes held by special purpose entity (2)	$177,341	$—	$—	$—	$—
Total debt	$241,145	$44,217	$36,062	$53,458	$54,651
Total equity	$979,701	$563,525	$552,334	$543,892	$872,437

(1)	Long-term debt includes the Pier Park North construction loan held by our Pier Park North joint venture.
(2)	Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K. for further discussion on our special purpose entities.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a real estate development and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts, leisure and leasing operations or our forestry operations on a limited basis.
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

AgReserves Sale

On March 5, 2014, we completed our previously announced sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”) and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
We received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expect to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that we contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on our Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in Administrative costs associated with special purpose entities on our Consolidated Statements of Income.

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
We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in our financial statements as of December 31, 2014. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $214.2 million and $180.2 million, respectively, as of December 31, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $2.9 million on the time deposit, U.S. Treasuries of $9.4 million, cash of $0.4 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million net of the $2.7 million discount and $2.9 million accrued interest expense on the Senior Notes.
Our consolidated Statements of Income for the year ended December 31, 2014 includes $6.1 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and $6.6 million of interest expense for the Senior Notes, amortization of the discount and issuance costs related to the Buyer SPE and NFTF.
RiverTown Sale
On April 2, 2014, we completed our previously announced sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption of our Rivers Edge Community Development District (“Rivers Edge CDD”) assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from us as the RiverTown community is developed (the “RiverTown Sale”).
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015 and is payable as follows: (i) accrued interest was paid on September 30, 2014, (ii) accrued interest plus $1.0 million of principal is due on March 30, 2015 and (iii) all accrued interest and remaining principal is due on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we may receive approximately $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. During 2014, we received $0.1 million for these impact fees.

We recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014. Mattamy also assumed our total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on our Consolidated Balance Sheets as of March 31, 2014.

Segments
As of December 31, 2014, we have the following four operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale and revenues of $43.6 million related to the RiverTown Sale during 2014:

	2014	2013	2012
Segment Operating Revenues
Residential real estate	20.4%	25.7%	15.9%
Commercial real estate	3.7%	8.3%	7.5%
Resorts, leisure and leasing operations	63.6%	38.7%	31.8%
Forestry	11.9%	27.0%	44.8%
Other	0.4%	0.3%	—%
Consolidated operating revenues	100.0%	100.0%	100.0%

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
Resort and Leisure Business
WaterColor Inn and Vacation Rentals – Our resorts and leisure operations generate revenues from the WaterColor Inn and Resort, the WaterSound Beach club, our restaurants and our vacation rental businesses. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s potion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts, leisure and leasing operations. The vacation rental business also incurs expenses from marketing, personnel and general maintenance for the homeowner.

Clubs and Resorts – Our clubs and resorts include our golf courses and resort facilities that generate revenues from memberships, daily play at those golf courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.

St. Joe Club & Resorts is our private membership club that provides participating homeowners and their rental guests access to our clubs. We launched St. Joe Club & Resorts in January 2014, and as a result of this initiative, certain of our clubs are no longer available to the public. While we expect revenues generated from these facilities to decline, we expect that revenues from our vacation rental business will increase in the future as we believe that the St. Joe Club & Resorts will provide us a competitive advantage in this business.

In addition, in May 2014, St. Joe Club & Resorts began managing The Pearl Hotel, a fifty-five room resort hotel in Northwest, Florida. Revenues generated for our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs.

Marinas – Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.

Leasing Operations

Leasing Operations – Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North and our industrial park, Venture Crossings, and incur expenses primarily from maintenance of these properties and personnel costs. Our Pier Park North joint venture also incurs interest and financing expenses related to its construction loan.

Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. Subsequent to the AgReserves Sale, we have sold and plan to continue to sell product on site without the associated delivery costs. Our forestry segment generates revenues from the sale of wood fiber, sawtimber, standing timber and forest products and conservation land management services. Our forestry segment incurs costs of revenues from internal costs of forestry management and property taxes.
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
Real estate development costs also include land and common development costs (such as roads, sewers and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units available-for-sale.

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
Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include our investments in operating and development property and property and equipment, net. Some of the events or changes in circumstances that we consider as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the properties;

•	a change in the expected use or development plans for the properties;

•	continuing operating or cash flow losses for an operating property; and

•	an accumulation of costs in a development property to be held long-term above the amount originally expected.

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
The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our risk-adjusted investment return criteria for evaluating our projects under development or undeveloped, management’s assumptions used in the projection of undiscounted cash flows include:

•	the projected pace of sales of homesites based on estimated market conditions and our development plans;

•	estimated pricing and projected price appreciation over time;
•the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	whether liquidity is available to fund continued development.
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
If a property is considered impaired, the impairment charge is determined by the amount the property’s carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market, (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiple to revenues using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.
We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair value less costs to sell.

Investments. We evaluate investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery. During 2014, we recorded an other-than-temporary impairment for credit-related losses of $1.3 million related to our corporate debt securities in Investment income, net on our Consolidated Statements of Income.
Retained interest investments. We have recorded retained interest investments with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which are recorded in Other assets in our Consolidated Balance Sheets. At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.8% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the life of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the three years ended December 31, 2014.

Pension plan. In November 2012, the Board of Directors approved the termination of our Pension Plan, which was frozen in March 2013 pending regulatory approvals which were received in August 2014. As of December 31, 2014, the Pension Plan assets have been distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to us in December 2014. During 2014, we recorded a total of $13.5 million in Pension charges on our Consolidated Statements of Income, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax. In addition, we expect to record additional expenses of approximately $7.9 million as the assets in our 401(k) Plan are allocated to participants over the next seven years.
Income Taxes. In preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our Consolidated Financial Statements.We recorded a valuation allowance against our deferred tax assets based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income.
A valuation allowance is recorded if based on the weight of available evidence it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from net operating loss carryforwards.

We had a federal net operating loss carryforwards of approximately $76.8 million at December 31, 2013, which we utilized in 2014 and had no federal net operating loss carryforwards at December 31, 2014. We had a state net operating loss carryforward of $323.9 million and $593.1 million, respectively, at December 31, 2014, and 2013. The state net operating losses are available to offset future taxable income through 2031. As of December 31, 2014, based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets for our state net operating loss carryforwards; therefore, we have maintained a valuation allowance of $6.2 million for these deferred tax assets at December 31, 2014.

Recently Adopted Accounting Pronouncements
Income Taxes
In July 2013, the Financial Accounting Standard Board (the “FASB”) determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. We adopted this guidance effective January 1, 2014, which reduced our Deferred tax asset and Accrued liabilities and deferred credits by $1.7 million. The adoption of this guidance had no impact on our Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Statements of Cash Flows.
Recently Issued Accounting Pronouncements
Discontinued operations
In April 2014, FASB issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations and have a major effect on the organization’s operations and financial results should be presented as discontinued operations. In addition, this ASU expands disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is to be applied prospectively and is effective for us beginning January 1, 2015. Early adoption is permitted, but only for disposals or classification as held for sale that have not already been reported in previously issued financial statements. We have not adopted this ASU as of December 31, 2014.
Revenue Recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows.

Results of Operations
Consolidated Results
Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three years ended December 31, 2014:

	2014	2013	2012
	In millions
Revenues:
Real estate sales	$634.9	$45.0	$56.0
Resorts, leisure and leasing revenues	55.5	50.8	44.4
Timber sales	11.5	35.5	39.0
Total	701.9	131.3	139.4
Expenses:
Cost of real estate sales	86.6	24.3	28.2
Cost of resorts, leisure and leasing revenues	45.7	41.1	39.1
Cost of timber sales	4.5	21.5	24.0
Other operating expenses	13.5	12.3	15.3
Corporate expenses	12.7	15.5	15.0
Pension charges	13.5	1.5	3.0
Administrative costs associated with special purpose entities	3.7	—	—
Depreciation, depletion and amortization	8.4	9.1	10.1
Impairment losses	—	5.1	2.6
Total	188.6	130.4	137.3
Operating income	513.3	0.9	2.1
Other income (expense):
Investment income, net	12.7	1.5	0.7
Interest expense	(8.6)	(2.0)	(2.8)
Other, net	4.4	4.2	6.4
Total other income	8.5	3.7	4.3
Income before equity in income from unconsolidated affiliates and income taxes	521.8	4.6	6.4
Equity in income from unconsolidated affiliates	—	0.1	—
Income tax (expense) benefit	(115.5)	0.4	(0.4)
Net income	$406.3	$5.1	$6.0

Real Estate Sales and Gross Margin.

	2014	% (1)	2013	% (1)	2012	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$17.8	2.8%	$33.7	74.9%	$22.1	39.4%
Commercial real estate sales	3.3	0.5%	10.9	24.2%	10.4	18.6%
RiverTown Sale	43.6	6.9%	—	—%	—	—%
AgReserves and other rural land sales	570.2	89.8%	0.4	0.9%	23.5	42.0%
Real estate sales	$634.9	100.0%	$45.0	100.0%	$56.0	100.0%

Gross profit:
Residential real estate sales	$8.4	47.2%	$14.7	43.6%	$7.1	32.1%
Commercial real estate sales	2.3	69.7%	5.6	51.4%	3.5	33.7%
RiverTown Sale	26.0	59.6%	—	—%	—	—%
AgReserves and other rural land sales	511.6	89.7%	0.4	100.0%	17.2	73.2%
Gross profit	$548.3	86.4%	$20.7	46.0%	$27.8	49.6%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. Residential real estate sales decreased $15.9 million, or 47%, to $17.8 million during 2014, as compared to $33.7 million during 2013. This decrease is primarily due to a decrease in available homesites for sale in our resort communities during 2014, as compared to 2013. Commercial real estate sales decreased $7.6 million, or 70%, to $3.3 million during 2014, as compared to $10.9 million during 2013, primarily due to the sale of two commercial real estate sales in 2013 totaling $6.0 million for built-to-suit commercial operating properties that we constructed and were leasing under long-term leases.

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

Included in revenues from real estate sales for 2014 is revenue of $569.7 million for the AgReserves Sale and revenue of $43.6 million for the RiverTown Sale. The AgReserves Sale included the recognition of $11.0 million of revenue which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

The decrease in real estate sales of $11.0 million, or 20%, during 2013, as compared to 2012, was primarily due to a decrease of $23.1 million in rural land sales and other, partially offset by an increase of $11.6 million in residential real estate sales and an increase of $0.5 million in commercial real estate sales. There were no significant rural land sales during 2013, as compared to nine rural land sales in 2012, for a total of $23.4 million (including two rural land sales which together generated $18.3 million in revenues).

Residential real estate sales increased $11.6 million, or 52%, in 2013, as compared to 2012, primarily due to increased demand and pricing from homebuilders for homesites in both our resort and primary communities. Commercial real estate sales were $10.9 million in 2013, as compared to $10.4 million in 2012. In 2013, there were eight commercial real estate sales, including $6.0 million for two built-to-suit operating properties that we constructed. In 2012, there were a total of six commercial real estate sales for a total of $10.4 million, which included one commercial real estate sale for $5.4 million. Revenues from rural land and commercial real estate can vary drastically from period to period.

Real Estate Sales Gross Profit.     During 2014, we recorded gross profit of $511.2 million, or 89.7%, for the AgReserves Sale and $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the AgReserves Sale and the RiverTown Sale, gross profit was $11.1 million, or 51.4%, during 2014, as compared to $20.7 million, or 46.0%, during 2013. Real estate sales gross profit decreased $7.1 million, or 26%, in 2013 to 46.0%, as compared to 49.6% in 2012, primarily due to the mix of real estate products sold.

As a result of the AgReserves Sale, we do not expect to have substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales. Thus our gross profit margins may decrease in the future.

Resorts, Leisure and Leasing Revenues and Gross Profit.

	2014	2013	2012
	Dollars in millions
Resorts, leisure and leasing revenues	$55.5	$50.8	$44.4
Gross profit	$9.8	$9.7	$5.3
Gross profit margin	17.7%	19.1%	11.9%

Resorts, leisure and leasing revenues increased $4.7 million, or 9%, during 2014, as compared to 2013, primarily due to an increase of $1.8 million of resorts and leisure revenues and $2.9 million of leasing revenues. The increase in our resorts and leisure revenues was primarily due to: (i) an increase of $0.8 million in food and beverage sales primarily from the Lake House, which opened in late 2013, (ii) a $0.9 million increase in our vacation rental business primarily due to more homes being included our program and (iii) $0.4 million of resort fees from The Pearl Hotel pursuant to a management agreement, which began in May 2014. Our gross profit margins decreased in our resorts and leisure businesses in 2014 as compared to 2013 primarily due to the adjustments in the costs associated with our business model and the costs associated with the launch of St. Joe Club & Resorts.
The increase of $2.9 million in our leasing revenues is primarily due to the commencement of revenues from our Pier Park North joint venture combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations. Beginning in early 2014, we commenced recognizing leasing revenue from our Pier Park North joint venture as retail stores became occupied by tenants. As a result, we recognized $2.4 million of leasing revenues from Pier Park North during 2014.

Resorts, leisure and leasing revenues increased $6.4 million, or 14%, during 2013, as compared to 2012, and gross profit margin increased in 2013 to 19.1%, from 11.9% in 2012. The increase in revenues and gross profit is primarily due to a 15% increase in the number and an increase in the size of homes in our vacation rental program, higher average room and occupancy rates, a full year of rent from our property in our VentureCrossing industrial park and increased memberships, rounds played in our golf courses and boat slip rentals, which add minimal costs to the operations.
Timber Sales and Gross Profit.

	2014	2013	2012
	Dollars in millions
Timber sales	$11.5	$35.5	$39.0
Gross profit	$7.0	$14.0	$15.0
Gross profit margin	60.8%	39.4%	38.5%

Timber sales decreased $24.0 million, or 68%, during 2014, as compared to 2013, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014. We expect our timber sales and related costs to substantially decrease following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Timber sales decreased $3.6 million, or 9%, during 2013, as compared to 2012, primarily due to a 17% decrease in tons sold, partially offset by increased prices of 9% in pine pulpwood and 14% in pine sawtimber. The decrease in the volume of tons sold was primarily due to harvest limits included in the AgReserves Sale Agreement combined with temporary plant shutdowns or slowdowns at some of our customers’ facilities. The slight increase in the gross margin in 2013 was primarily due to the increase in prices.
Other operating and corporate expenses. Other operating and corporate expenses decreased by $1.6 million, or 6%, during 2014, as compared to 2013, primarily due to a decrease in employee costs of $1.1 million and a $0.5 million termination fee paid in 2013 to our third party manager for certain of our resorts and leisure businesses.
Other operating and corporate expenses decreased by $2.5 million, or 8%, during 2013, as compared to 2012, primarily due to decreases in employee costs, including stock-based compensation totaling $1.1 million and $1.4 million in lower real estate carrying costs, repairs and maintenance and professional fees.
Pension charges. In November 2012, the Board of Directors approved the termination of our Pension Plan. Our Pension Plan was frozen in March 2013 pending regulatory approvals, which were received in August 2014. As of December 31, 2014, the Pension Plan assets have been distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits to 401(k) Plan participants. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million in cash was reverted to us in December 2014. During 2014, we recorded a total of $13.5 million in Pension charges on our Consolidated Statements of Income, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax. In addition, we expect to record additional expenses of approximately $7.9 million as the assets in our 401(k) Plan are allocated to participants over the next seven years. See Note 18, Employee Benefit Plans in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K.

Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million during 2014, include one-time administrative costs associated with the monetization of the Timber Note received in the AgReserves Sale. See Note 5, Real Estate Sales in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K.
Depreciation, depletion and amortization. The decrease of $0.7 million in depreciation, depletion and amortization expenses in 2014, as compared to 2013, was primarily due to a decrease in depletion expense related to the AgReserves Sale. The decrease of $1.0 million in depreciation, depletion and amortization expenses in 2013, as compared to 2012, was primarily due to a decrease in depletion expense related to the decrease in volume of timber tons delivered combined with operating assets being fully depreciated.
Impairment losses. In 2013, we recorded impairment charges of $5.1 million primarily for a golf course that we operate, which incurred negative operating cash flows and the future estimated undiscounted cash flows were less than its carrying value. In 2012, we incurred impairment charges of $2.6 million related to a parking facility, which we agreed to cease operating as a parking facility for a period of time. In return we were released from a twenty-eight year land lease that will save us a total of approximately $4.2 million in lease payments and agreed to assume certain costs associated with the land. For further discussion of these impairments, see Note 4, Impairments of Long-lived Assets, in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K.

Investment income. Investment income primarily includes (i) interest and dividends earned, realized gains and losses and accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the Buyer SPE. See “AgReserves Sale” in the Business Overview section for additional information.

	2014	2013	2012
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$6.3	$1.2	$—
Accretion income	1.4	—	—
Realized (losses) gains on the sale of investments	(0.8)	0.1	—
Other-than-temporary impairment losses	(1.3)	—	—
Total net investment income from available-for-sale securities	5.6	1.3	—
Interest income from investments in special purpose entities	6.1	—	—
Interest accrued on notes receivable and other	1.0	0.2	0.7
Total investment income, net	$12.7	$1.5	$0.7

Investment income increased primarily due to the increase in our investments from the proceeds received from the AgReserves Sale and subsequent monetization and RiverTown Sale during 2014. During 2014, we purchased an additional $94.8 million (face value) of corporate debt securities with a stated interest rate of 6.625%, paid semi-annually. In addition, during 2014, we have received $0.6 million in dividends from our preferred stock investments that were purchased in early 2014.

Investment income increased $11.2 million during 2014, as compared to 2013, due to (i) an increase of $4.3 million from our available-for-sale securities, which includes an increase of $6.5 million for interest, dividends and accretion, partially offset by other-than-temporary impairment losses related to the credit-related component recognized in earnings of $1.3 million and realized losses on the sale of investments, (ii) $0.8 million from interest earned on mortgage notes receivables (primarily related to the RiverTown Note) and (iii) $6.1 million from interest earned on the time deposit held by the Buyer SPE.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan in our consolidated Pier Park North joint venture. See “AgReserves Sale” in the Business Overview section for additional information.

	2014	2013	2012
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$6.6	$—	$—
Interest expense	2.0	2.0	2.8
Total interest expense	$8.6	$2.0	$2.8

Interest expense increased $6.6 million during 2014, as compared to 2013, primarily due to interest expense of $6.6 million for the Senior Notes issued by NFTF and construction loan interest expense of $0.6 million on the Pier Park North joint venture construction loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Interest expense decreased by $0.8 million during, 2013 as compared to 2012, primarily due to the prepayment of CDD bonds in the third quarter of 2012.
Other, net. Other income primarily includes income from our retained interest investments, hunting lease income and other income and expense items.

	2014	2013	2012
	In millions
Accretion income (loss) from retained interest investments	0.9	0.8	(0.6)
Hunting lease income	0.9	1.8	2.2
Litigation and insurance proceeds received	1.8	0.6	1.7
Southwest guarantee	—	—	0.8
Other income, net	0.8	1.0	2.3
Other, net	$4.4	$4.2	$6.4

Other, net increased by $0.2 million during 2014, as compared to 2013, primarily due to the sale of hunting leases that were included in the AgReserves Sale, partially offset by the cash receipt of $1.8 million for a real estate litigation settlement and a $0.6 million gain related to the sale of our fifty percent ownership in our East San Marco joint venture during 2014, as compared to 2013, which included a cash receipt of $0.6 million for insurance proceeds in 2013.

Other income, net decreased by $1.7 million during 2013, as compared to 2012, primarily due to the cash receipt of $1.7 million for the DeepWater Horizon claim in 2012.

Equity in income from unconsolidated affiliates. As of December 31, 2013, we were partners in two joint ventures that were accounted for by the equity method of accounting. During 2014, we sold our fifty percent ownership in our East San Marco joint venture. See Note 9, Real Estate Joint Ventures, in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K.
Income tax expense/benefit. Our income tax expense in 2014 was $115.5 million as compared to an income tax benefit of $0.4 million in 2013 and income tax expense of $0.4 million in 2012. Our effective tax rate was 22.1%, 9.0% and 6.0% in 2014, 2013, and 2012, respectively. During 2014, we reversed $86.9 million of the valuation allowances established on our net deferred tax assets of $12.9 million as of December 31, 2013, which reduced our effective rate in 2014. In the future, we expect that our effective rate will be closer to the statutory rate.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2014:

	2014	2013	2012
	In millions
Revenues:
Real estate sales	$17.0	$33.0	$21.6
Real estate sales - RiverTown Sale	43.6	—	—
Other	0.8	0.7	0.5
Total revenues	61.4	33.7	22.1
Expenses:
Cost of real estate sales	9.4	19.0	15.0
Cost of real estate sales - RiverTown Sale	17.6	—	—
Other operating expenses	8.3	7.6	9.5
Depreciation and amortization	0.6	0.8	1.8
Impairment losses	—	0.2	—
Total expenses	35.9	27.6	26.3
Operating income (loss)	25.5	6.1	(4.2)
Other expense, net	(0.1)	(1.6)	(2.6)
Income (loss)	$25.4	$4.5	$(6.8)
Real estate sales include sales of homesites, other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). Other revenues include brokerage fees and impact fee credits sold.

As discussed above in the Business Overview section, in April 2014, we completed the RiverTown Sale and as a result recognized revenue of $43.6 million during 2014.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2014					Year Ended December 31, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	31	$10.3	$5.3	$5.0	48.5%	92	$17.5	$9.4	$8.1	46.3%
Primary homesites	69	6.3	3.9	2.4	38.1%	166	11.0	7.0	4.0	36.4%
Single family homes	—	—	—	—	—%	3	0.8	0.7	0.1	12.5%
Land sale	—	—	—	—	—%	N/A	1.8	0.6	1.2	66.7%
RiverTown Community	7	0.4	0.2	0.2	50.0%	54	1.9	1.3	0.6	31.6%
Total	107	$17.0	$9.4	$7.6	44.7%	315	$33.0	$19.0	$14.0	42.4%

Northwest Florida resort homesites. Revenues from real estate sales decreased $7.2 million, or 41%, during 2014, as compared to 2013, due to a decrease in homesite sales in our WaterColor and WaterSound West Beach communities, slightly offset by an increase in homesite sales in our WaterSound Beach and SummerCamp Beach communities. Gross profit margins increased to 48.5% during 2014, as compared to 46.3% during 2013, primarily due to an increase in pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities, an increase in the lot residual received and the recognition of deferred profit in our WaterSound West Beach and WaterSound Beach communities, given that both the lot residual and the recognition of deferred profit have no related costs.

Northwest Florida primary homesites. Revenues from real estate sales decreased $4.7 million, or 43%, during 2014, as compared to 2013, primarily due to a sale of sixty-two homesites to a homebuilder in WaterSound Origins in 2013. Gross profit margin increased to 38.1% during 2014, as compared to 36.4% during 2013, primarily due to increased prices.

Northwest Florida land sales. In 2013, we had a sale of residential land that included 28 units of developed and 37 acres of undeveloped residential land.

RiverTown Community primary homesites. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $0.7 million during 2014, as compared to 2013, primarily due to increases in professional fees and marketing. During 2014 and 2013, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense primarily includes interest earned on our mortgage notes receivables and interest expense on our CDD assessments. Other expense, net decreased $1.5 million during 2014, as compared to 2013, primarily due to interest earned on the RiverTown Note and lower interest expense related to the Rivers Edge CDD assessments.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2013					Year Ended December 31, 2012
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	92	$17.5	$9.4	$8.1	46.3%	73	$15.8	$10.3	$5.5	34.8%
Primary homesites	166	11.0	7.0	4.0	36.4%	47	2.5	1.9	0.6	24.0%
Single-family homes	3	0.8	0.7	0.1	12.5%	1	0.5	0.5	—	—%
Land sale	N/A	1.8	0.6	1.2	66.7%	—	—	—	—	—
RiverTown Community:
Primary homesites	54	1.9	1.3	0.6	31.6%	36	1.6	1.0	0.6	37.5%
Single-family homes	—	—	—	—	—%	1	1.2	1.2	—	—%
Total	315	$33.0	$19.0	$14.0	42.4%	158	$21.6	$14.9	$6.7	31.0%

Northwest Florida resort homesites. Real estate sales increased $1.7 million, or 11%, and gross profit margins increased to 46.3% during 2013, as compared to 34.8% in 2012, primarily due to an increase in volume and pricing in our WaterColor, WaterSound Beach and WaterSound West Beach communities. This increase in volume includes a sale of 19 lots to a homebuilder in our WaterSound West Beach resort community, of which we recognized profit of $0.8 million during 2013.
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

RiverTown Community primary homesites. Real estate sales increased $0.3 million, or 19%, due to an increase in volume of homesites sold during 2013, as compared to 2012. The decrease in the gross profit margin is primarily driven by the product mix of homesites sold, combined with an increase in the lot residual received, which has no related costs during 2013, as compared to 2012. As discussed above in the Business Overview section, in April 2014, we completed the sale of our RiverTown community during 2014.

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
Other expense includes interest expense on our CDD assessments, which decreased $1.0 million during 2013, as compared to the same period in 2012, as a result of the prepayment of CDD debt in the third quarter of 2012. Interest expense related to the Rivers Edge CDD assessments in the RiverTown Community were $0.8 million in 2013.

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

The table below sets forth the results of operations of our commercial real estate segment for the three years ended December 31, 2014:

	2014	2013	2012
	In millions
Revenues:
Real estate sales	$3.3	$10.9	$10.4
Expenses:
Cost of real estate sales	1.0	5.3	6.9
Other operating expenses	2.3	2.5	3.5
Depreciation and amortization	—	—	0.2
Total expenses	3.3	7.8	10.6
Operating income (loss)	—	3.1	(0.2)
Other (expense) income	(0.1)	0.2	—
Income (loss)	$(0.1)	$3.3	$(0.2)
Real Estate Sales. Commercial real estate sales for the three years ended December 31, 2014 include the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2014	4	5	$609,938	$3.3	$2.3
2013	8	18	$605,556	$10.9	$5.6
2012	6	67	$153,919	$10.4	$3.5

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Commercial real estate sales were $3.3 million during 2014, as compared to $10.9 million during 2013. Commercial real estate sales can vary depending on the mix of commercial real estate sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses decreased $0.2 million during 2014, as compared to 2013, primarily due to reduced employee costs and property taxes.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
During 2013, there were eight commercial real estate sales for a total of $10.9 million as compared to six commercial real estate sales for a total of $10.4 million during 2012, which included one sale for $5.4 million. Two of the commercial real estate sales in 2013 totaling $6.0 million were for built-to-suit commercial operating properties that we constructed and were leasing under long-term leases totaling $0.4 million in annual rental income. The leasing operations, including the related operating revenues and costs, of these properties and were reported in our resorts, leisure and operations segment.
Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other operating expenses decreased $1.0 million during 2013, as compared to 2012, primarily due to reduced employee costs and property taxes.

Resorts, Leisure and Leasing Operations
Our resorts, leisure and leasing operations segment includes recurring revenues from our resort and leisure activities. Resort, leisure and leasing revenues and cost of resort, leisure and leasing revenues include results of operations from the WaterColor Inn and vacation rental programs, four golf courses, marina operations, management of The Pearl Hotel and other related resort activities. In addition, this segment also includes our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North, which commenced operations in 2014.
The table below sets forth the results of operations of our resorts, leisure and leasing operations segment for the three years ended December 31, 2014:

	2014	2013	2012
	In millions
Revenues:
Resorts and leisure operations	$48.2	$46.4	$40.8
Leasing operations	7.3	4.4	3.6
Total revenues	55.5	50.8	44.4
Expenses:
Cost of resorts and leisure operations	42.7	39.1	36.5
Cost of leasing operations	3.0	2.1	2.6
Operating expenses	1.0	1.2	0.2
Depreciation	6.9	6.4	5.7
Impairment losses	—	4.9	2.6
Total expenses	53.6	53.7	47.6
Operating income (loss)	1.9	(2.9)	(3.2)
Other income	—	0.9	1.8
Net income (loss)	$1.9	$(2.0)	$(1.4)

The following table sets forth the detail of our resorts and leisure operations revenues and cost of revenues:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts and vacation rentals	$35.1	$4.6	13.1%	$32.3	$5.0	15.5%
Clubs	10.3	0.1	1.0%	11.3	1.6	14.2%
Marinas	2.9	0.7	24.1%	2.8	0.8	28.6%
Leasing	7.2	4.3	59.7%	4.4	2.3	52.3%
Total	$55.5	$9.7	17.5%	$50.8	$9.7	19.1%
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues from our Resorts and vacation rentals increased $2.8 million, or 9%, during 2014, as compared to 2013, primarily due to: (i) an increase of $0.8 million in food and beverage sales primarily from the Lake House, which opened in late 2013, (ii) a $0.9 million increase in our vacation rental business primarily due to more homes being included our program and (iii) $0.4 million of resort fees from The Pearl Hotel pursuant to a management agreement, which began in May 2014.
Revenues from our clubs decreased $1.0 million, or 9%, and gross profit margin decreased 12.3% due to the launch of St Joe Club & Resorts on January 1, 2014. In connection with the launch of St. Joe Club & Resorts in January 2014, we limited the use of our golf courses and resort facilities to the public; therefore, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues and gross profit margin during 2014, as compared to 2013.
Revenues from our leasing operations increased $2.8 million and gross profit increased $2.0 million primarily due to the commencement of recognition of leasing revenue in our Pier Park North joint venture as retail stores became occupied by tenants commencing in early 2014. In connection with our Pier Park North joint venture, we recognized $2.4 million of leasing revenues during 2014.
During 2014 and 2013, we capitalized $0.6 million and $0.7 million, respectively, of indirect development costs related to Pier Park North, for which construction began in early 2013.
In 2013, we recorded an impairment charge of $4.9 million for a golf course that we operate, which incurred negative operating cash flows and the future estimated undiscounted cash flows were less than the carrying value of its assets.
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resorts and vacation rentals	$32.3	$5.0	15.5%	$28.0	$3.4	12.1%
Clubs	11.3	1.6	14.2%	10.2	0.4	3.9%
Marinas	2.8	0.8	28.6%	2.6	0.5	19.2%
Leasing	4.4	2.3	52.3%	3.6	1.0	27.8%
Total	$50.8	$9.7	19.1%	$44.4	$5.3	11.9%

Revenues from our Resorts and vacation rentals increased $4.3 million, or 15%, during 2013 as compared to 2012, primarily due to a 15% increase in the number and an increase in the size of homes in our vacation rental programs, higher average room rates and occupancy at the WaterColor Inn.
The increase in the gross profit margin in 2013, as compared to 2012, is primarily due to higher average rate increases, and increases in memberships, rounds played in our golf courses and boat slip revenue, which add minimal costs to the operations.
Revenues and gross profit from our leasing operations increased in 2013 as compared to 2012 due to rent commencing from built-to-suit leases during the second half of 2012 combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations.
In 2013, we recorded an impairment charge of $4.9 million for a golf course that we operate, which incurred negative operating cash flows and the future estimated undiscounted cash flows were less than the carrying value of its assets.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.
The table below sets forth the results of operations of our forestry segment, including revenues and expenses associated with the AgReserves Sale and rural land sales that were previously reported in our former rural land segment for the three years ended December 31, 2014:

	2014	2013	2012
	In millions
Revenues:
Timber sales	$11.5	$35.4	$39.0
Real estate sales	569.9	—	23.4
Total revenues	581.4	35.4	62.4
Expenses:
Cost of timber sales	4.5	21.5	24.0
Cost of real estate sales	58.4	—	6.2
Other operating expenses	1.9	1.0	1.6
Depreciation and depletion	0.7	1.8	2.1
Total expenses	65.5	24.3	33.9
Operating income	515.9	11.1	28.5
Other income	1.2	2.2	2.2
Net income	$517.1	$13.3	$30.7

The relative contribution to our timber sales by major item for the three years ended December 31, 2014 is as follows:

	2014	2013	2012
Percent of total tons sold:
Pine pulpwood	70%	71%	68%
Pine sawtimber	20%	23%	24%
Pine grade logs	6%	5%	7%
Other	4%	1%	1%
Total	100%	100%	100%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table set forth our timber sales activity by volume sold and average price:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$3.2	111,000	$28.83	$15.4	553,000	$27.85
Open market sales	7.0	322,000	21.74	19.6	656,000	29.88
Total	$10.2	433,000	$23.56	$35.0	1,209,000	$28.95

On March 5, 2014, we completed the AgReserves Sale and recorded $569.9 million in revenues from real estate sales, which included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the FDOT pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, we recognized $11.0 million of revenue during 2014. In addition, we recorded cost of sales of $58.4 million related to the AgReserves Sale, which included our carrying value for land, timber and property of $48.7 million and closing costs of $9.8 million.

Revenues from timber sales decreased by approximately $23.9 million during 2014, as compared to the same period in 2013, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were 433,000 during 2014, as compared to 1,209,000 tons during 2013. In addition, timber sales in 2014 included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014.
The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2014, to 56.7%, as compared to 38.4% during 2013. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has decreased prices and increased our gross profit margin.

Other operating expenses increased $0.9 million during 2014, as compared to 2013, due to severance costs that were paid in the first quarter of 2014, related to the workforce reduction in our forestry operations due to the AgReserves Sale.
Other income consists primarily of income from hunting leases, which decreased $1.0 million during 2014, as compared to 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
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
Timber revenues decreased by approximately $3.6 million in 2013, as compared to 2012, due to an overall decrease in volume of 255,000 tons, or 17%, partially offset by an overall increase in prices of $2.65 per ton, or 10%. Timber sales in 2013 and 2012 included sales of wood fiber sold to RockTenn pursuant to the RockTenn Supply Agreement that was sold in connection with the AgReserves Sale, and sales in the open market. Sales under this agreement increased $0.3 million during 2013, as compared to 2012, due to increased prices, partially offset by a decrease in tons sold. Open market sales decreased by $3.8 million primarily due to less tons sold, partially offset by a 12% increase in prices during 2013, as compared to 2012. The decrease in the volume of tons sold was primarily due to harvest limits included in the AgReserves Sale Agreement combined with temporary plant shutdowns or slowdowns at some of our customers’ facilities.

The gross margin increased during 2013, to 39.3%, as compared to 38.5% in 2012, primarily due to increased prices during 2013, as compared to 2012.

As part of the rural land sales occurring in 2012, we sold a non-strategic 250 acre tract of rural land for approximately $6.8 million that was included in an agreement we had previously entered into. In addition, we sold a 3,000 acre tract of land that we owned in Georgia for $11.5 million, which $2.0 million had already been paid to us as a non-refundable deposit, and was included in deferred revenue. Subsequent to the AgReserves Sale, we do not expect to have substantial revenues from sales of timber or rural land in the future.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of December 31, 2014, we had cash and cash equivalents of $34.5 million, compared to $21.9 million as of December 31, 2013. In addition to cash and cash equivalents, we consider investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time. As of December 31, 2014, we had investments in U.S. Treasuries of $509.8 million and investments in corporate debt securities and preferred stock investments of $127.1 million as compared to investments in U.S. Treasuries of $124.9 million and investments in corporate debt securities of $22.0 million as of December 31, 2013.
Fairholme Capital Management, L.L.C. (“Fairholme Capital”) serves as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of December 31, 2014, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

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

As of December 31, 2014, the investment account included $20.0 million of money market funds (all of which are classified within cash and cash equivalents on our Consolidated Balance Sheets), $509.8 million of U.S. Treasury securities (all of which are classified within investments on our Consolidated Balance Sheets), $100.1 million of corporate debt securities and $27.0 million of preferred stock investments. The issuer of the corporate debt securities is a national retail chain that is non-investment grade. In addition, a portion of our preferred stock investments of $23.7 million was issued by a financial services firm that is non-investment grade.

In November 2012, the Board of Directors approved the termination of our Pension Plan, which was frozen in March 2013 pending regulatory approvals which were received in August 2014. As of December 31, 2014, the Pension Plan assets have been distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to us in December 2014. During 2014, we recorded a total of $13.5 million in Pension charges on our Consolidated Statements of Income, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax. In addition, we expect to record additional expenses of approximately $7.9 million as the assets in our 401(k) Plan are allocated to participants over the next seven years.
The construction loan entered into by the Pier Park North joint venture requires us to provide certain guarantees and covenants as described in Note 9, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities of $25 million.
We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures and principal and interest payments on our long term debt for the next twelve months.

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During 2014, we incurred a total of $32.4 million for capital expenditures, which includes $22.6 million related to the Pier Park North joint venture, $2.2 million related primarily to our resorts and leisure operations, $1.8 million related primarily to our forestry and corporate segments and $5.8 million related to the development of our residential real estate projects, which includes $1.1 million in planning costs for our mixed-use and active adult community. Our 2015 budgeted capital expenditures are estimated to total $30.6 million, which includes $19.6 million primarily for the development of our residential and commercial real estate projects, $2.1 million for our forestry and other segments, and $8.9 million related to our Pier Park North joint venture, which we expect will be funded by the joint venture’s construction loan proceeds. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants. We anticipate that these future capital commitments will be funded through our cash balances, short term investments, borrowings under our Pier Park North construction loan (or any refinancing thereof) and cash generated from operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of December 31, 2014, $31.6 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.26% at December 31, 2014.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $6.5 million related to CDD debt as of December 31, 2014. Our total outstanding CDD assessments were $22.7 million at December 31, 2014, which is comprised of $18.8 million at SouthWood, $3.2 million at the existing Pier Park mall and $0.7 million at Wild Heron.
As part of the AgReserves Sale and certain sales of timberlands in 2007 and 2008, we generated significant tax gains. The installment notes structure we used in connection with these sales has allowed us to defer the resulting tax liability of $61.8 million until 2022 through 2024 and $69.3 million until 2029, which is when the Installment Notes mature. As a result, we have recorded a deferred tax liability related to the gains in connection with these sales.
During the year ended December 31, 2014, we did not repurchase any shares of our common stock. As of December 31, 2014, we had a remaining authorization allowing us to repurchase up to $103.8 million of our common stock under our current stock repurchase program which was approved in 2011 and has no expiration date.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three years ended December 31, 2014 are as follows:

	2014	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$331.0	$16.3	$23.0
Net cash (used in) provided by investing activities	(518.7)	(171.4)	0.2
Net cash provided by (used in) financing activities	200.3	11.0	(19.6)
Net increase (decrease) in cash and cash equivalents	12.6	(144.1)	3.6
Cash and cash equivalents at beginning of the year	21.9	166.0	162.4
Cash and cash equivalents at end of the year	$34.5	$21.9	$166.0

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $331.0 million in 2014, as compared to $16.3 million in 2013. This large increase in net cash provided by operations in 2014 as compared to 2013 is primarily attributable to the proceeds we received from the AgReserves Sale and the RiverTown Sale.

During 2014, capital expenditures related to assets ultimately planned to be sold were $7.4 million and consisted of $4.9 million relating to our residential real estate segment, $0.9 million for our commercial real estate segment, $1.5 million for our forestry segment and $0.1 million related to other segments. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and the acquisition of commercial land.
Cash Flows from Investing Activities
Cash flows from investing activities primarily includes purchases and sales of investments, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During 2014, cash flows from investing activities were $518.7 million, which includes our total net purchases, sales and maturities of our available-for-sale investments of $489.9 million and $6.9 million for investments in assets held by special purpose entities. See Note 5, Real Estate Sales, included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.
During 2014, capital expenditures incurred by our Pier Park North joint venture were $22.6 million and capital expenditures for other property and equipment were $2.5 million, which were primarily for our resorts, leisure and leasing operations segment. In addition, we received $3.0 million in proceeds from the sale of our fifty percent ownership interest in our East San Marco real estate joint venture during 2014.
Cash Flows from Financing Activities
Net cash from financing activities was $200.3 million for 2014. This includes $25.2 million of borrowings on the Pier Park North joint venture construction loan, and NFTF’s issuance of Senior Notes for $175.7 million net of the discount and deferred issuance costs partially offset by payments related to our CDD assessments of $0.6 million.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 at which time there is an option for a two year extension. As of December 31, 2014, $31.6 million was outstanding on the construction loan. Pursuant to the construction loan we have provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan we have agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less our direct liabilities.
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

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $9.9 million for all installment notes monetized through December 31, 2014. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three years ended December 31, 2014.

Contractual Obligations at December 31, 2014

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$63.8	$25.8	$31.8	$0.3	$5.9
Interest related to debt, including community development district debt (2)	5.8	1.1	0.3	0.6	3.8
Contractual obligations (3)	5.0	4.3	0.7	—	—
Other long term liabilities (4)	131.1				131.1
Senior Notes held by special purpose entity (5)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (5)	123.8	8.6	17.1	17.1	81.0
Total contractual obligations	$509.5	$39.8	$49.9	$18.0	$401.8

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.7 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)	Other long term liabilities includes certain of our deferred tax liabilities related to our installment note monetization transactions.
(5)
Senior Notes held by a consolidated special purpose entity. There is no recourse against the Company on the Senior Notes as recourse is limited to proceeds from the Timber Note and the underlying Letter of Credit held by the special purpose entity.  See Note 5, Real Estate Sales, of our Consolidated Financial Statements included in this Form 10-K for further discussion.

Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy;

•	our expectations concerning the timing and effect of selecting a future replacement for our CEO;

•	our expectations concerning demand for residential real estate, including mixed-use and active adult communities, in Northwest Florida and our ability to develop projects that meet that demand;

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

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures, principal and interest payments on our debt and deferred tax liabilities;

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation, on our financial position or results of operations, and our belief regarding the defenses to litigation claims against us;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in this Form 10-K and subsequent Form 10-Qs and other current reports, and the following:

•	any changes in our strategic objectives, including any such changes implemented as a result of our planned CEO search;

•	our ability to capitalize on opportunities relating to a mixed use and active adult community or communities in Northwest Florida;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any further downturns in real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land-use entitlements and construction financing, and address issues that arise in connection with the use and development of our land, including the permits required for the launch of our planned mixed-use and active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	any unrealized losses related to our investments, including any potential further downturns in our corporate debt securities or any other of our investments;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•
the anticipated benefits from our decision to launch the St. Joe Club & Resorts and to privatize certain golf courses and resort facilities may not be realized, may take longer to realize than expected, or may cost more to achieve than expected;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	significant decreases in market value of our investments in marketable securities;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale; and

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale, RiverTown Sale and related transactions.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $8.0 million in the market value of our available-for-sale securities as of December 31, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. A 100 basis point change in our interest rate on our Pier Park North construction loan may result in additional interest payable of $0.3 million. Interest rates for our in-substance defeased debt and NFTF’s Senior Notes are fixed.

Item 8.         Financial Statements and Supplementary Data
The Financial Statements and related notes on pages F 3 to F 48 and the Report of Independent Registered Public Accounting Firm on page F 2 are filed as part of this Report and incorporated by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)  Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2014 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).
Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
The St. Joe Company:
We have audited The St. Joe Company’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Jacksonville, Florida
February 26, 2015
Certified Public Accountants

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
The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015.

Item 11.     Executive Compensation
Information concerning executive compensation will be included in the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015 and is incorporated by reference in this Part III.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015 and is incorporated by reference in this Part III.

Item 13.     Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions during 2014 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015 and is incorporated by reference in this Part III.

Item 14.     Principal Accounting Fees and Services
Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed on or before April 30, 2015 and is incorporated by reference in this Part III.

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

2.2a
Amendment to Agreement for Sale and Purchase executed on March 19, 2014, by and between The St. Joe Company and Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (incorporated by reference to Exhibit 10.57 to the registrant’s Current Report on Form 8-K filed on March 25, 2014).

3.1	Restated and Amended Articles of Incorporation of the registrant, as amended (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

4.1
Indenture, dated April 10, 2014, between Northwest Florida Timber Finance, LLC and Wilmington
Trust, National Association (incorporated by reference to the registrant’s Quarterly Report on Form
10-Q for the quarter ended June 30, 2014).

4.2	Form of 4.750% Senior Secured Note due 2029 (incorporated by reference to the registrant’s Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.1	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.2	Employment Agreement dated March 7, 2011 by and between the registrant and Park Brady (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on March 8, 2011).

10.3
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

10.49a
Amendment to Investment Management Agreement, dated February 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.49b
Amendment to Investment Management Agreement, dated April 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company (incorporated by referenced to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.50†
Memorandum of Understanding, dated March 25, 2013, is between Thomas Hoyer and The St. Joe Company (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.51†
Separation Agreement, dated April 24, 2013 between Louis M. Dubin and The St. Joe Company (incorporated by reference to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.52†
Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.56†	Form of Employment Agreement between Executive and The St. Joe Company (incorporated by reference to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.58	Form of Note Purchase Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

10.59†	Letter Agreement, dated August 13, 2014, between The St. Joe Company and Park Brady (incorporated by reference to the registrant’s Current Report on Form 8-K filed on August 18, 2014).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1**	Certification by Chief Executive Officer.

32.2**	Certification by Chief Financial Officer.

101*
The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed”.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	February 26, 2015	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jeffrey C. Keil	President and Interim Chief Executive Officer	February 26, 2015
Jeffrey C. Keil
(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 26, 2015
Marek Bakun
(Principal Financial Officer)

/s/ Joanne Viard	Chief Accounting Officer	February 26, 2015
Joanne Viard	(Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman	February 26, 2015
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 26, 2015
Cesar L. Alvarez

Director
Howard S. Frank

/s/ Stanley Martin	Director	February 26, 2015
Stanley Martin

/s/ Thomas P. Murphy, Jr.	Director	February 26, 2015
Thomas P. Murphy, Jr.

/s/ Vito S. Portera	Director	February 26, 2015
Vito S. Portera

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The St. Joe Company:
We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III - Consolidated Real Estate and Accumulated Depreciation and financial statement Schedule IV - Consolidated Mortgage Loans on Real Estate. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG
Jacksonville, Florida
February 26, 2015
Certified Public Accountants

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate, net	$321,812	$385,009
Cash and cash equivalents	34,515	21,894
Investments	636,878	146,972
Notes receivable, net	24,270	7,332
Pledged treasury securities	25,670	26,260
Restricted investments (Note 18)	7,940	—
Prepaid pension asset	—	35,117
Property and equipment, net of accumulated depreciation of $60.3 million and $62.2 million at December 31, 2014 and 2013, respectively	10,203	11,410
Deferred tax asset	—	12,866
Other assets	31,990	22,612
Investments held by special purpose entities (Note 5)	209,857	—
Total assets	$1,303,135	$669,472
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$63,804	$44,217
Accounts payable	12,554	12,083
Accrued liabilities and deferred credits	34,911	49,647
Deferred tax liabilities	34,824	—
Senior Notes held by special purpose entity (Note 5)	177,341	—
Total liabilities	323,434	105,947
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,322,905 and 92,313,182 issued at December 31, 2014 and 2013, respectively; 92,302,636 and 92,292,913 outstanding at December 31, 2014 and 2013, respectively	892,237	892,027
Retained earnings (deficit)	80,582	(325,871)
Accumulated other comprehensive loss	(1,325)	(7,517)
Treasury stock at cost, 20,269 shares held at December 31, 2014 and 2013	(285)	(285)
Total stockholders’ equity	971,209	558,354
Non-controlling interest	8,492	5,171
Total equity	979,701	563,525
Total liabilities and equity	$1,303,135	$669,472
See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture, Artisan Park, L.L.C., Panama City Timber Finance Company, L.L.C. and Northwest Florida Timber Finance Company L.L.C. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the guarantees and covenants discussed in Note 9, Real Estate Joint Ventures. See Note 5, Real Estate Sales and Note 9, Real Estate Joint Ventures.

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate	$43,709	$28,412
Cash and cash equivalents	3,455	2,225
Investments held by special purpose entity (Note 5)	209,857	—
Other assets	8,781	321
	$265,802	$30,958
LIABILITIES
Long-term debt	$31,618	$6,445
Senior Notes held by special purpose entity (Note 5)	177,341	—
Accounts payable	1,511	5,766
Accrued liabilities and deferred credits	4,142	1,925
Total liabilities	$214,612	$14,136
See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Revenues:
Real estate sales	$634,916	$45,039	$56,012
Resorts, leisure and leasing revenues	55,451	50,767	44,407
Timber sales	11,506	35,450	38,977
Total revenues	701,873	131,256	139,396
Expenses:
Cost of real estate sales	86,571	24,277	28,193
Cost of resorts, leisure and leasing revenues	45,714	41,109	39,083
Cost of timber sales	4,513	21,527	24,000
Other operating expenses	13,459	12,323	15,321
Corporate expense	12,669	15,532	15,005
Pension charges	13,529	1,500	2,999
Administrative costs associated with special purpose entities (Note 5)	3,746	—	—
Depreciation, depletion and amortization	8,422	9,131	10,110
Impairment losses	—	5,080	2,551
Total expenses	188,623	130,479	137,262
Operating income	513,250	777	2,134
Other income (expense):
Investment income, net	12,691	1,498	707
Interest expense	(8,608)	(2,040)	(2,820)
Other, net	4,488	4,210	6,402
Total other income	8,571	3,668	4,289
Income before equity in (loss) income from unconsolidated affiliates and income taxes	521,821	4,445	6,423
Equity in (loss) income from unconsolidated affiliates	(32)	112	(46)
Income tax (expense) benefit	(115,507)	409	(387)
Net income	406,282	4,966	5,990
Net loss attributable to non-controlling interest	171	24	22
Net income attributable to the Company	$406,453	$4,990	$6,012

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,297,467	92,285,888	92,258,110
Net income per share attributable to the Company	$4.40	$0.05	$0.07
See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income:	$406,282	$4,966	$5,990
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized losses on available-for-sale investments	(1,455)	(2,032)	—
Reclassification of other-than-temporary impairment losses included in earnings	1,295	—	—
Reclassification of realized losses (gains) included in earnings	833	(93)	—
Total before income taxes	673	(2,125)	—
Income tax benefit	127	—	—
Total	800	(2,125)	—

Defined benefit pension items:
Net (loss) gain arising during the period	(2,180)	2,191	(2,485)
Amortization and settlement included in net periodic cost	7,107	743	1,162
Amortization of loss included in net periodic cost	465	326	48
Amortization and curtailment of prior service cost included in net periodic cost	—	—	2,503
Total before income taxes	5,392	3,260	1,228
Income tax expense	—	—	—
Total	5,392	3,260	1,228

Total other comprehensive income, net of tax	6,192	1,135	1,228
Total comprehensive income	$412,474	$6,101	$7,218
See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2011	92,267,256	$890,314	$(336,873)	$(9,880)	$—	$331	$543,892
Net income (loss)	—	—	6,012	—	—	(22)	5,990
Other comprehensive income	—	—	—	1,228	—	—	1,228
Issuance of restricted stock	59,891	976	—	—	—	—	976
Forfeitures of restricted stock	(32,210)	—	—	—	(108)	—	(108)
Excess tax benefit on options exercised and vested restricted stock	—	477	—	—	—	—	477
Amortization of stock-based compensation	—	31	—	—	—	—	31
Treasury shares received in lieu of taxes to be remitted on share award	(9,529)	—	—	—	(152)	—	(152)
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net income (loss)	—	—	4,990	—	—	(24)	4,966
Other comprehensive income	—	—	—	1,135	—	—	1,135
Capital contributions from non-controlling interest	—	—	—	—	—	4,886	4,886
Issuance of common stock for director fees	11,898	244	—	—	—	—	244
Amortization of stock based compensation	—	3	—	—	—	—	3
Reduction in excise tax benefits on stock options	—	(18)	—	—	—	—	(18)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(4,393)	—	—	—	(25)	—	(25)
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Net income (loss)	—	—	406,453	—	—	(171)	406,282
Other comprehensive income	—	—	—	6,192	—	—	6,192
Capital contributions to special purpose entity from non-controlling interest (Note 5)	—	—	—	—	—	3,492	3,492
Issuance of common stock for directors fees	9,723	210	—	—	—	—	210
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$406,282	$4,966	$5,990
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	8,422	9,131	10,110
Stock based compensation	210	247	898
Pension charges	8,749	1,500	2,063
Loss (gain) on sale of investments	833	(93)	—
Other-than-temporary impairment loss	1,295	—	—
Equity in loss (income) in from unconsolidated joint ventures	32	(112)	46
Deferred income tax expense (benefit)	46,127	(909)	(242)
Impairment losses	—	5,080	2,551
(Loss) gain on disposal of real estate and property and equipment	(202)	(528)	758
Cost of operating properties sold	76,060	22,022	27,248
Expenditures for and acquisition of operating properties	(7,368)	(19,165)	(22,920)
Notes financed by the Company for operating properties	(19,600)	(5,248)	—
Timber Note	(200,000)	—	—
Deferred revenue	(13,562)	—	—
Accretion income and other	(2,129)	(966)	564
Changes in operating assets and liabilities:
Pension Plan assets reverted to the Company (Note 18)	23,820	—	—
Payments received on notes receivable	3,242	1,562	594
Other assets	(5,010)	(1,596)	1,083
Accounts payable and accrued liabilities	4,946	(96)	(5,535)
Income taxes payable	(1,112)	538	(167)
Net cash provided by operating activities	331,035	16,333	23,041
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(22,592)	(19,301)	—
Purchases of property and equipment	(2,483)	(3,594)	(475)
Purchases of investments	(723,099)	(256,730)	—
Maturities of investments	150,319	100,000	—
Sales of investments	83,239	7,725	—
Sales of unconsolidated affiliates	3,000	—	—
Investments in assets held by special purpose entities (Note 5)	(6,921)	—	—
Other	(148)	514	656
Net cash (used in) provided by investing activities	(518,685)	(171,386)	181
Cash flows from financing activities:
Borrowings on construction loan in Pier Park joint venture	25,173	6,445	—
Contribution to Pier Park North joint venture from non-controlling interest	—	4,886	—
Repayments of long term debt	(627)	(321)	(19,958)
Proceeds from issuance of Senior Notes by special purpose entity (Note 5)	177,269	—	—
Debt issuance costs for Senior Notes issued by special purpose entity (Note 5)	(1,544)	—	—
Other	—	(43)	325
Net cash provided by (used in) financing activities	200,271	10,967	(19,633)
Net increase (decrease) in cash and cash equivalents	12,621	(144,086)	3,589
Cash and cash equivalents at beginning of the year	21,894	165,980	162,391
Cash and cash equivalents at end of the year	$34,515	$21,894	$165,980

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012
Cash (received) paid during the period for:
Interest	$1,733	$2,413	$3,072
Income taxes	$70,491	$(22)	$319

Non-cash financing and investment activities:
Net (decrease) increase in Community Development District Debt and Investment in real estate, net	$(4,369)	$2,589	$(956)
(Decrease) increase in pledged treasury securities related to defeased debt	$(590)	$(558)	$3,519
Expenditures for operating properties and property and equipment financed through accounts payable	$4,866	$4,497	$1,917
Exchange of Timber Note for investments held by special purpose entity (Note 5)	$200,000	$—	$—
Capital contributions to special purpose entity from non-controlling interest (Note 5)	$3,492	$—	$—
Pension Plan assets transferred to the Company’s 401(k) Plan and invested in restricted investments (Note 18)	$7,940	$—	$—
Settlement of note receivable	$—	$312	$—
Non-monetary receipt of real estate from an unconsolidated affiliate	$—	$398	$—

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

On March 5, 2014, the Company completed its sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). The acreage in the AgReserves Sale included a significant portion of the Company’s land previously designated for forestry operations as well as other land (i) that was not utilized in the Company’s residential or commercial real estate segments or its resorts, leisure and leasing segment or (ii) that was not part of Company’s development plans. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, impairment assessments, investments, other-than-temporarily impairment assessments, retained interest investments, accruals and deferred income taxes. Actual results could differ from those estimates.
Revenue Recognition
Revenues consist primarily of real estate sales, resorts, leisure and leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenues and costs and expenses.
Real estate sales
Revenues from real estate sales, including sales of homesites, commercial properties and rural or timberland, are recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and the Company does not have significant continuing involvement with the real estate sold.

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
As part of the purchase price consideration for a homesite from sales to homebuilders, the Company may receive a percentage of the sale price of the completed home if the home price or gross profit of the home exceeds a negotiated threshold. These lot residuals are recognized in revenue when consideration is received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite. All costs related to the sale of the homesite, including any anticipated lot residual are recognized in the period of the initial sale of the homesite.
Resorts, leisure and leasing revenues
Resorts, leisure and leasing revenues include service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor Inn, WaterColor, WaterSound Beach and surrounding communities and other resort, golf club, marina and retail/commercial leasing operations. These revenues are generally recognized as services are provided. Vacation rental revenues include the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts, leisure and leasing operations. The Company is the principal in its vacation rental business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. Club membership revenues are recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period.
Operating revenues also consist of long term rental revenues from retail/commercial leasing operations, which are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Minimum future base rents on non-cancelable leases for the next five years are $5.6 million in 2015, $5.8 million in 2016, $5.7 million in 2017, $5.6 million in 2018, and $5.4 million in 2019.
Forestry product sales
Revenues from sales of forestry products are recognized generally on delivery of the product to the customer. Subsequent to the AgReserves Sale, the sale of the Company’s forestry products are primarily delivered under pay-as-cut sales contracts, which risk of loss and title to the trees transfer to the buyer when cut by the buyer. Under a pay-as-cut sales contract, the buyer or some other third party is responsible for all logging and hauling costs, if any.
Comprehensive Income
The Company’s comprehensive income includes amounts due to the changes in the funded status of the Company’s pension plan and unrealized gains and temporary losses on available-for-sale securities. Changes in the funded status of the Company’s pension plan were initially recognized in Other comprehensive income and are typically amortized into net income over a period of time or recognized at the time of a specific event, such as a curtailment of benefit plan obligations or the Pension Plan termination during 2014. See Note 18, Employee Benefit Plans.

F 11

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

The Company evaluates investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery. During 2014, the Company determined that certain unrealized losses were other than temporarily impaired and recorded an other-than-temporary impairment of $1.3 million related to credit-related losses in Investment income, net on the Company’s Consolidated Statements of Income. The non-credit component of $1.5 million was recorded in Accumulated other comprehensive loss as of December 31, 2014. As of December 31, 2013, the unrealized losses related to the Company’s corporate debt securities of $2.2 million were determined to be temporary.

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
Investment in Real Estate
The Company capitalizes costs directly associated with development and construction of identified real estate projects. The Company also capitalizes those indirect costs that relate to the projects under development or construction. These indirect costs include construction and development administration, legal fees, capitalized interest, and project administration to the extent that such costs are related to a specific project. Interest is capitalized (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development.
Real estate development costs also include land and common development costs (such as roads, sewers and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.

F 12

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. The Company has capitalized indirect development costs of $0.6 million, $0.7 million and less than $0.1 million during 2014, 2013 and 2012, respectively. These capitalized indirect development costs are primarily related to the consolidated joint venture at Pier Park North.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating and development property and property and equipment, net. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	continuing operating or cash flow losses for an operating property; and,

•	an accumulation of costs in a development property to be held long-term above the amount originally expected.

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
For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;

•	estimated pricing and projected price appreciation over time;

•	the amount and trajectory of price appreciation over the estimate selling period;

•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

F 13

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;

•	holding costs to be incurred over the selling period;

•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed lot pricing less estimated development costs and estimated developer profit;

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and

•	whether liquidity is available to fund continued development.
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
If a property is considered impaired, the impairment charge is determined by the amount the property’s carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values by market (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiplier to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.
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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally three to thirty years.
Income Taxes
The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in Other income.
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

F 15

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. As of December 31, 2014, the Company had $509.8 million invested in U.S. Treasury securities, $100.1 million invested in one issuer of corporate debt securities that is non-investment grade. In addition, a portion of the Company’s preferred stock investments of $23.7 million was issued by a financial services firm that is non-investment grade.
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations. Non-vested restricted stock is included in outstanding shares at the time of grant. For the three years ended December 31, 2014 basic average shares outstanding were the same as diluted shares outstanding.

Recently Adopted Accounting Pronouncements
Income Taxes
In July 2013, the Financial Accounting Standard Board (the “FASB”) determined that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carryforward or other tax credit carryforward when settlement in this manner is available under applicable tax law. The Company adopted this guidance effective January 1, 2014, which reduced the Company’s Deferred tax asset and Accrued liabilities and deferred credits by $1.7 million. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Income, Consolidated Statements of Comprehensive Income or Statements of Cash Flows.
Recently Issued Accounting Pronouncements
Discontinued Operations
In April 2014, FASB issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations and have a major effect on the organization's operations and financial results should be presented as discontinued operations. In addition, this ASU expands disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is to be applied prospectively and is effective for the Company beginning January 1, 2015. Early adoption is permitted, but only for disposals or classification as held for sale that have not already been reported in previously issued financial statements. The Company will adopt this ASU as of January 1, 2015.
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

F 16

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	December 31, 2014	December 31, 2013
Development property:
Residential real estate	102,411	130,616
Commercial real estate	59,405	58,659
Resorts, leisure and leasing operations (1)	3,207	28,737
Forestry	3,278	8,976
Corporate	2,491	2,366
Total development property	170,792	229,354

Operating property:
Residential real estate	$1,544	$2,071
Resorts, leisure and leasing operations (2)	188,721	146,624
Forestry	18,839	58,170
Other	48	45
Total operating property	209,152	206,910
Less: Accumulated depreciation	58,132	53,496
Net operating property	151,020	153,414

Investment in unconsolidated affiliates	—	2,241
Investment in real estate, net	$321,812	$385,009

(1)	Includes $3.1 million and $28.4 million for the Pier Park North joint venture as of December 31, 2014 and 2013, respectively.
(2)	Includes $41.6 million for the Pier Park North joint venture as of December 31, 2014.
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Resorts, leisure and leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. As the remainder of the operations commence at Pier Park North, substantially all of the Pier Park North property included in development property as of December 31, 2014 will be reclassified as operating property.

F 17

Operating property includes the following components:

	December 31, 2014	December 31, 2013	Estimated Useful Life (in years)
Land and land improvements	$72,284	$74,070	5 - 20
Buildings and building improvements	127,577	99,417	20 - 40
Timber	9,291	33,423	N/A
	209,152	206,910
Less: Accumulated depreciation	58,132	53,496
Total operating property, net	151,020	153,414

Operating property includes property that the Company uses for daily operations and activities. The resorts, leisure and leasing operating property includes the WaterColor Inn, golf courses and marinas. Also included in resorts, leisure and leasing operating property is property developed by the Company and used for retail and commercial rental purposes, including property in our consolidated joint venture at Pier Park North. The increase in resorts, leisure and leasing operating property, and corresponding decrease in resorts, leisure and leasing development property as compared to December 31, 2013, is primarily attributable to the completion of development of a portion of the property owned by the Company’s Pier Park North joint venture. Operating property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
Investment in unconsolidated affiliates reflects the Company’s investment in the East San Marco L.L.C. (“ESM”) real estate joint venture. The Company sold all its ownership interest in ESM to its joint venture partner in 2014 in exchange for a $3.0 million promissory note that was due and paid before December 31, 2014. See Note 9, Real Estate Joint Ventures.
Depreciation expense related to real estate investments was $5.7 million, $5.3 million, and $5.9 million in 2014, 2013 and 2012, respectively. Depletion expense related to our timber operations was $0.5 million, $1.2 million, and $1.6 million in 2014, 2013 and 2012, respectively.
4. Impairments of Long-lived Assets
In 2013, the Company recorded impairment charges of $5.1 million, primarily for a golf course, which incurred negative operating cash flows in 2013 and the future estimated undiscounted cash flows were less than the carrying value of its assets. In addition, during 2013, the Company wrote down a residential property to its current fair value less estimated selling costs.
In December 2012, the Company entered into agreement with the Northwest Florida Beaches International Airport, which the Company agreed to cease operating its covered airport parking for a period of seven years and in turn the Airport released the Company from a twenty-eight year remaining land lease on a different land parcel with approximately $4.2 million of total future payments. As a result of ceasing operations at the covered airport parking the future estimated undiscounted cash flows did not cover the current carrying value of the covered airport parking; thus the Company wrote the covered airport parking facility down to its current fair value based on a current property appraisal and recorded an impairment charge of $2.6 million in 2012.

F 18

5. Real Estate Sales

AgReserves Sale
On March 5, 2014, the Company completed its previously announced AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”, and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on the Company’s Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in Administrative costs associated with special purpose entities on the Company’s Consolidated Statements of Income.
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
The Company has determined that it is the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in the Company’s financial statements as of December 31, 2014. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $214.2 million and $180.2 million, respectively, as of December 31, 2014. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $2.9 million on the time deposit, U.S. Treasuries of $9.4 million, cash of $0.4 million and deferred issuance costs of $1.5 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.3 million net of the $2.7 million discount and $2.9 million accrued interest expense on the Senior Notes.
The Company’s Consolidated Statements of Income for the year ended December 31, 2014 includes $6.1 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and $6.6 million of interest expense for the Senior Notes, amortization of the discount and issuance costs related to the Buyer SPE and NFTF.

F 19

The Company has classified the U.S. Treasury securities held by the Buyer SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the fifteen year period, are recorded at amortized cost, which approximates fair value as of December 31, 2014. The U.S. Treasuries mature over the fifteen year period or $0.8 million within one year, $3.7 million after one year through five years, $3.1 million after five years through ten years and $1.8 million after ten years.

RiverTown Sale

On April 2, 2014, the Company completed its sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption of the Company’s Rivers Edge Community Development District (“Rivers Edge CDD”) assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed (the “RiverTown Sale”).
The RiverTown Note bears interest at 5.25% per annum, matures on June 30, 2015 and is payable as follows: (i) accrued interest was paid on September 30, 2014, (ii) accrued interest plus $1.0 million of principal is due on March 30, 2015 and (iii) all accrued interest and remaining principal is due on June 30, 2015. The RiverTown Note is secured by a mortgage imposing a first priority security lien on the real property included the RiverTown Sale.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company expects to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company's control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. During 2014, the Company received $0.1 million for these impact fees.

The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale in the second quarter of 2014. Mattamy also assumed the Company’s total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company’s Consolidated Balance Sheets as of March 31, 2014.

F 20

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
At December 31, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Treasury securities	$509,783	$32	$—	$509,815
Corporate debt securities	101,587	—	1,482	100,105
Preferred stock	26,963	—	5	26,958
	$638,333	$32	$1,487	$636,878

At December 31, 2013 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Treasury securities	$124,861	$88	$—	$124,949
Corporate debt securities	24,236	—	2,213	22,023
	$149,097	$88	$2,213	$146,972

Fairholme Capital Management, L.L.C. (“Fairholme Capital”), serves as an investment advisor to the Company. As of December 31, 2014, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital receives no compensation for their services as the Company’s investment advisor.

Pursuant to the terms of the Company's Investment Management Agreement as amended (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities.

F 21

As of December 31, 2014, the investment account included $20.0 million of money market funds (all of which are classified within cash and cash equivalents on the Company’s Consolidated Balance Sheets), $509.8 million of U.S. Treasury securities (all of which are classified within investments on the Company’s Consolidated Balance Sheets), and $100.1 million of corporate debt securities and $27.0 million of preferred stock. As of December 31, 2014, the Company’s corporate debt securities were invested in one issuer who is a national retail chain that is non-investment grade. In addition, a portion of the Company’s preferred stock investments of $23.7 million was issued by a financial services firm that is non-investment grade.

During 2014, realized losses from the sale of available-for-sale securities were $0.8 million and proceeds from the sale of available-for-sale securities were $83.2 million and proceeds from the maturity of available-for-sale securities were $150.0 million (which were primarily reinvested in U.S. treasury securities). During 2013, realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $7.7 million and proceeds from the maturity of U.S. Treasury securities were $100.0 million.

As of December 31, 2014, certain of the Company’s U.S. Treasuries and preferred stock had unrealized losses. At December 31, 2013, there were no U.S. treasury securities with unrealized losses. As of December 31, 2014, corporate debt securities that have been in an unrealized loss position for less than twelve months had a fair value of $100.1 million and had $1.5 million of unrealized losses. As of December 31, 2013, corporate debt securities that had been in a continuous unrealized loss position for less than twelve months had a with a fair value of $22.0 million and had $2.2 million of unrealized losses.

The Company evaluates investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery.
During 2014, the Company determined that unrealized losses related to its corporate debt securities were other-than-temporary and the Company recorded $1.3 million related to credit-related losses in Investment income, net on the Company’s Consolidated Statements of Income. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The non-credit component of was recorded in Accumulated other comprehensive loss as of December 31, 2014. At December 31, 2013, the unrealized losses related to the corporate debt securities of $2.2 million were deemed temporary and included in Accumulated other comprehensive loss as of December 31, 2013.
The net carrying value and estimated fair value of investments classified as available-for-sale at December 31, 2014, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Cost	Fair Value
Due in one year or less	$509,783	$509,815
Due after one year through five years	101,587	100,105
	611,370	609,920
Preferred stock	26,963	26,958
	$638,333	$636,878

F 22

7. Other Income (Expense)
Other income (expense) consists of the following during the three years ended December 31, 2014:

	2014	2013	2012
Investment income, net
Net investment income from available-for-sale securities (Note 6)
Interest and dividend income	$6,258	$1,171	$—
Accretion income	1,455	—	—
Realized (losses) gains on the sale of investments	(833)	93	—
Other-than-temporary impairment losses	(1,295)	—	—
Total net investment income from available-for-sale securities	5,585	1,264	—
Interest income from investments in special purpose entities (Note 5)	6,116	—	—
Interest accrued on notes receivable (Note 10)	990	234	707
Total investment income, net	12,691	1,498	707
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 5)	(6,584)	—	—
Interest expense (Note 13)	(2,024)	(2,040)	(2,820)
Total interest expense	(8,608)	(2,040)	(2,820)
Other, net
Accretion income from retained interest investments (Note 9)	889	793	(570)
Hunting lease income	938	1,850	2,193
Litigation and insurance proceeds received	1,814	560	1,671
Southwest guarantee	—	—	832
Other income, net	847	1,007	2,276
Other, net	4,488	4,210	6,402
Total other income	$8,571	$3,668	$4,289
Investment income, net

Interest and dividend income includes interest income accrued on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available for sale security. Realized (losses) gains on the sale of investments includes the gain or loss recognized on the sale of an available for sale security prior to maturity. Other-than-temporary impairment losses include the credit-related losses on the Company’s corporate debt securities. See Note 6, Investments.

Interest income from investments in special purpose entities primarily includes interest accrued on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by special purpose entity. See Note 5, Real Estate Sales.

F 23

Interest expense

Interest expense includes interest expense related to the Company’s Community Development District debt and the construction loan in the Pier Park North joint venture. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by the Senior Notes issued by special purpose entity, are amortized based on the effective interest method at an effective rate of 4.9%.
Other, net

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 11.8%. Hunting lease income is recognized as income over the term of the lease. Litigation and insurance proceeds include the cash receipt of $1.8 million as a settlement for a real estate easement litigation during 2014, the cash receipt of $0.6 million for insurance proceeds during 2013 and the cash receipt of $1.7 million for the DeepWater Horizon claim during 2012.

In addition, during 2014, the Company sold all its ownership interest in ESM to its joint venture partner in exchange for a $3.0 million promissory note that was due and paid before December 31, 2014. The Company recorded a net gain of $0.6 million in Other, net. See Note 9, Real Estate Joint Ventures.

8. Financial Instruments and Fair Value Measurements
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
The financial instruments measured at fair value on a recurring basis at December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$19,971	$—	$—	$19,971
Debt securities:
U.S. Treasury securities	509,815	—	—	509,815
Corporate debt securities	—	100,105	—	100,105
Preferred stock	—	26,958	—	26,958
	$529,786	$127,063	$—	$656,849

F 24

The financial instruments measured at fair value on a recurring basis at December 31, 2013 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Money market funds	$1,761	$—	$—	$1,761
Debt securities:
U.S. treasury securities	124,949	—	—	124,949
Corporate debt securities	—	22,023	—	22,023
	$126,710	$22,023	$—	$148,733
Money market funds and short term U.S. Treasury securities are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. U.S. Treasury securities with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s Consolidated Balance Sheets.
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
Long-lived Assets
The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Homes are measured at lower of carrying value or fair value. The fair value of these homes is determined based upon final sales prices of inventory sold during the period (level 2 inputs) or estimates of selling prices based on current market data (level 3 inputs). Operating properties are evaluated for impairment based on management’s best estimate of undiscounted cash flows and eventual disposition of such properties (level 3 inputs).
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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. There were no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2014. The Company’s non-financial assets measured at fair value on a nonrecurring basis and level 3 inputs are as follows at December 31, 2013.

Financial Statement Line	Level 3 Fair Value	Total Impairment Charge	Unobservable Input(s)	Range of Inputs Used
December 31, 2013
Investment in real estate, net	$2,420	$4,911	Revenue growth rates	5% - 16%
			Discount rate	14%
			Cap rate	11.8%
Investment in real estate, net	$722	$169	Estimated selling price based on market data	$0.7 million - $0.9 million

F 25

One of the Company’s golf courses incurred negative operating cash flows in 2013 and the future estimated undiscounted cash flows were less than the carrying value of its operating assets; therefore, the Company recorded an impairment charge of $4.9 million. The fair value of the property was determined by discounting projected cash flows. In addition, during 2013, the Company wrote down a residential property to its current fair value less estimated selling costs.
Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s pledged treasury securities is based on quoted market prices in an active market.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 5, Real Estate Sales.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	December 31, 2014			December 31, 2013
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$25,670	$26,501	1	$26,260	$28,465	1
Retained interest investments	$9,932	$13,026	3	$9,639	$12,827	3
Investments held by special purpose entities (Note 5)	$209,857	$209,679	3	$—	$—	n/a
Liabilities
Senior Notes held by special purpose entity (Note 5)	$177,341	$177,940	3	$—	$—	n/a
Pledged Treasury Securities
In connection with a sale of the Company’s office portfolio in 2007, the Company completed an in-substance defeasance of approximately $29.3 million of mortgage debt that was collateralized by one of the commercial buildings. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The interest yield on the pledged securities and the interest expense on the debt are closely related. The transaction did not qualify as an extinguishment of debt, since the Company is responsible if there would be a shortfall in the funds deposited into the trust, which are invested in government backed securities. The trust is not in the Company’s control and the trustee cannot sell the securities prior to maturity.
As such, the government backed securities and the related debt (see Note 13, Debt) remain on the Company’s Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. The government backed securities are recorded as Pledged treasury securities on the Company’s Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.

F 26

Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs’, nor does the Company perform any service activity related to the SPEs’. Therefore,the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2014.
The Company has a beneficial or retained interest investment related to these SPEs of $9.9 million and $9.6 million as of December 31, 2014 and 2013, respectively, recorded in Other assets on the Company’s Consolidated Balance. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 11.8%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the years ended December 31, 2014 and 2013.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Consolidated Balance Sheets in connection with the installment sale monetization transactions in 2007 and 2008.

9. Real Estate Joint Ventures
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
Consolidated VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of December 31, 2014. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.

F 27

In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of December 31, 2014, $31.6 million was outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury Securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
As of December 31, 2014, the Company’s capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34% to the Company and its partner, respectively. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development and annual budgets. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company.
In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture. The Company has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly impact the joint venture’s economic performance and the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company. If it is determined by the joint venture’s executive committee that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.
As of December 31, 2014 and 2013, the carrying amounts of the VIEs’ assets that are consolidated were $51.6 million and $31.0 million and non-recourse liabilities $34.4 million and $14.1 million, including debt, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. The VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIEs, and not the Company, except for the debt principal repayment guarantee.
Unconsolidated VIEs
During 2014, the Company was a partner in the following two real estate joint ventures that are accounted for using the equity method: ESM and ALP Liquidating Trust (“ALP”). These joint ventures were entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to these joint ventures and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE or the control is shared equally with the other partner. The Company’s maximum exposure to losses in these unconsolidated VIEs is generally limited to its investment in the joint venture. If it is reasonably determined that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.

F 28

The Company’s investments in unconsolidated joint ventures are recorded in real estate investments as $2.2 million at December 31, 2013. The Company had no investments in unconsolidated joint ventures as of December 31, 2014, due to the sale of its fifty percent ownership in ESM to its joint venture partner in exchange for a $3.0 million promissory note due and paid by December 31, 2014.

Summarized financial information for the unconsolidated investments on a combined basis is as follows:

	December 31, 2014	December 31, 2013
BALANCE SHEETS:
Investment in real estate	$—	$12,124
Cash and cash equivalents	15,461	16,897
Other assets	57	72
Total assets	$15,518	$29,093

Accounts payable and other liabilities	$605	$159
Equity(1)	14,913	28,934
Total liabilities and equity	$15,518	$29,093

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

	2014	2013	2012
STATEMENTS OF OPERATIONS:
Total expenses, net	$1,952	$1,014	$1,042
Net loss	$1,952	$1,014	$1,042

F 29

10. Notes Receivable, net
Notes receivable, net consists of the following:

	December 31, 2014	December 31, 2013
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, annual principal payment of $1.0 million due March 2015 and with all accrued interest and remaining principal and interest payment due June 2015	$19,600	$—
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, annual principal payments of $0.3 million, any remaining payments outstanding are due February and August 2015, net of deferred profit of $0.1 million and $0.7 million at December 31, 2014 and 2013, respectively	2,011	4,062
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,147	2,623
Various mortgage notes, secured by certain real estate bearing interest at various rates	512	647
Total notes receivable, net	$24,270	$7,332
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

11. Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2014	December 31, 2013	Estimated Useful Life (in years)
Railroad and equipment	$33,627	$33,627	15-30
Machinery and equipment	16,498	18,714	3-10
Office equipment	18,844	19,154	3-10
Autos and trucks	866	1,600	3-10
	69,835	73,095
Less: Accumulated depreciation	60,284	62,206
	9,551	10,889
Construction in progress	652	521
Total property and equipment, net	$10,203	$11,410

Depreciation expense on property and equipment was $2.2 million in 2014, $2.5 million in 2013 and $2.4 million in 2012.

F 30

12. Other Assets

Other assets consist of the following:

	December 31, 2014	December 31, 2013
Retained interest investments	$9,932	$9,639
Accounts receivable, net	4,385	3,832
Prepaid expenses	4,783	4,233
Straight line rent	2,869	1,181
Accrued interest receivable for Senior Notes held by special purpose entity (Note 5)	2,938	—
Other assets	7,083	3,727
Total other assets	$31,990	$22,612

13. Debt

Debt consists of the following:

	December 31, 2014	December 31, 2013
In-substance defeased debt, interest payable monthly at 5.62% at December 31, 2014 and 2013, secured and paid by pledged treasury securities, due October 1, 2015	$25,670	$26,260
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 2.55% to 7.0% at December 31, 2014 and 2013	6,516	11,512
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.26% and 2.27% at December 31, 2014 and 2013, respectively	31,618	6,445
Total debt	$63,804	$44,217
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Consolidated Balance Sheets at December 31, 2014 and 2013 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $6.5 million and $11.5 million related to CDD assessments as of December 31, 2014 and 2013, respectively. The Company’s total outstanding CDD assessments were $22.7 million and $34.1 million at December 31, 2014 and 2013, respectively. The Company pays interest on the total outstanding CDD assessments.

F 31

In February 2013, the Company’s Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan can be disbursed, which were met in 2013. As of December 31, 2014, $31.6 million was outstanding on the construction loan. Pursuant to the construction loan the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.

The aggregate maturities of debt subsequent to December 31, 2014 are(a):

December 31, 2014
2015	$25,783
2016	31,735
2017	121
2018	126
2019	130
Thereafter	5,909
$63,804

(a)	Includes debt defeased in connection with the sale of the Company’s office portfolio in the amount of $25.7 million.

14. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	December 31, 2014	December 31, 2013
Accrued compensation	$2,673	$3,705
Deferred revenue	15,309	28,551
Environmental and insurance liabilities	475	1,071
Membership deposits	8,426	8,545
Other accrued liabilities	5,176	7,775
Accrued interest expense for Senior Notes held by special purpose entity (Note 5)	2,852	—
Total accrued liabilities and deferred credits	$34,911	$49,647
Deferred revenue at December 31, 2014 and 2013 includes $12.5 million and $23.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred. As part of the AgReserves Sale, the Company transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT. As a result, the Company recognized $11.0 million of revenue during 2014.

F 32

As part of the AgReserves Sale, the Company recognized in Timber sales $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. The Company sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014. For further information on the AgReserves Sale, see Note 5, Real Estate Sales.
15. Income Taxes
Income tax (expense) benefit for the years ended December 31, 2014, 2013, and 2012 consist of the following:

	2014	2013	2012
Current:
Federal	$69,245	$349	$34
State	135	169	118
Total	69,380	518	152
Deferred:
Federal	35,314	(366)	196
State	10,813	(561)	39
Total	46,127	(927)	235
Income tax expense (benefit)	$115,507	$(409)	$387

Total income tax expense (benefit) for the years ended December 31, 2014, 2013, and 2012 was allocated in the consolidated financial statements as follows:

	2014	2013	2012
Income tax expense (benefit)	$115,507	$(409)	$387
Income tax recorded in Accumulated other comprehensive income
Income tax benefit	127	—	—
Total income tax expense (benefit)	$115,380	$(409)	$387

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2014	2013	2012
Tax at the statutory federal rate	$182,700	$1,603	$2,240
State income taxes (net of federal benefit)	18,270	160	224
Decrease in valuation allowance	(86,882)	(2,218)	(2,870)
Other	1,419	46	793
Total income tax expense (benefit)	$115,507	$(409)	$387

F 33

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Federal net operating carryforwards	$—	$26,884
State net operating loss carryforwards	11,336	20,759
Impairment losses	116,451	151,050
Prepaid income from land sales	5,507	10,210
Other	1,398	4,697
Total gross deferred tax assets	134,692	213,600
Valuation allowance	(6,176)	(93,058)
Total net deferred tax assets	128,516	120,542
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	2,484	1,726
Deferred gain on land sales and involuntary conversions	31,574	31,385
Installment sale	126,225	58,969
Pension Plan assets transferred to the 401(k) Plan	3,057	—
Prepaid pension asset	—	15,596
Total gross deferred tax liabilities	163,340	107,676
Net deferred tax (liability) asset	$(34,824)	$12,866
At December 31, 2013, the Company had federal net operating loss carryforwards of $76.8 million, which the Company utilized in 2014 and had no federal net operating loss carryforwards at December 31, 2014. At December 31, 2014 and 2013, the Company had state net operating loss carryforwards of $323.9 million and $593.1 million, respectively. The state net operating losses are available to offset future taxable income through 2031.

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $93.1 million.

As a result of the deferred tax liability from the AgReserves Sale, the reversals of the deferred tax assets for the federal and state net operating loss carryforwards and the reversals of deferred tax assets for impairment losses, primarily from the RiverTown Sale, the Company had a net deferred tax liability of $34.8 million as of December 31, 2014, as compared to a net deferred tax asset of $12.9 million as of December 31, 2013. During 2014, the Company decreased the valuation allowance by $86.9 million to $6.2 million at December 31, 2014 from $93.1 million at December 31, 2013.

As of December 31, 2014 and 2013, management believed it had not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $6.2 million and $8.4 million, respectively, related to state net operating losses and charitable contribution carryforwards.

F 34

At December 31, 2013, other deferred tax assets includes a valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss of $2.1 million. This valuation allowance was reversed during 2014 and there was no valuation allowance in Accumulated other comprehensive loss as of December 31, 2014.
The Company had approximately $1.7 million of total unrecognized tax benefits as of December 31, 2014 and 2013, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions. In addition, as a result of the adoption of the guidance that was effective for the Company on January 1, 2014 related to the presentation of an unrecognized tax benefit, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, the Company reclassified $1.7 million of its unrecognized tax benefit from Accrued liabilities and deferred credits to deferred tax liabilities as of December 31, 2014.
There were no penalties required to be accrued at December 31, 2014 and 2013. The Company recognizes interest and/or penalties related to income tax matters in income tax (expense) benefit.
The IRS completed the examination of the Company’s tax returns for 2011, 2009, 2008 and 2007 without adjustment.
16. Stock Repurchase Program
Through December 31, 2011, the Board of Directors had authorized a total of $950.0 million for the repurchase from time to time of outstanding common stock from shareholders (the “Stock Repurchase Program”). A total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception through December 31, 2014. There is no expiration date on the Stock Repurchase Program.
The Company has repurchased from shareholders 27,945,611 shares and executives surrendered a total of 2,651,238 shares as payment for strike prices and taxes due on exercised stock options and on vested restricted stock units, for a total of 30,596,849 acquired shares from inception of the Stock Repurchase Program through December 31, 2014. During 2014, 2013 and 2012, executives surrendered zero, 3,378 and 9,529 shares, respectively, as payment for strike prices and taxes due on exercised stock options and vested restricted stock.

17. Stock Based Compensation
The Company previously offered a stock incentive plan whereby awards were granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards were discretionary and were determined by the Compensation Committee of the Board of Directors. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, the Company will issue new common stock.
As of December 31, 2014, all stock options were vested and there were no stock options were granted or exercised in 2014, 2013 or 2012. As of December 31, 2014, 1.5 million shares remained available for issuance under the 2009 Equity Incentive Plan.
Total stock-based compensation recorded in Corporate expense, net, on the Consolidated Statements of Income for the three years ended December 31, 2014 is as follows:

	2014	2013	2012
Stock compensation expense before tax benefit	$210	$247	$998
Income tax benefit	(81)	(95)	(384)
	$129	$152	$614

F 35

The following table sets forth the summary of option activity outstanding under the stock option program for 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2013	99,775	$54.15	2.9	—
Forfeited or expired	—	—	—	—
Balance at December 31, 2014	99,775	$54.15	1.9	—
Vested or expected to vest at December 31, 2013	99,775	$54.15	1.9	—
Exercisable at December 31, 2013	99,775	$54.15	1.9	—
The Company had no nonvested restricted stock units outstanding as of December 31, 2014 or activity during 2014 under the restricted stock unit program during 2014. The weighted average grant date fair value of restricted stock units during 2014, 2013 and 2012 were $21.59, $20.49 and $16.30, respectively. In 2014, less than 0.1 million of vested restricted stock awards were granted to certain of the Company’s directors as fees for services rendered. The total fair values of restricted stock units and stock options which vested during 2014, 2013 and 2012 were zero, $0.5 million and $1.5 million, respectively.

18. Employee Benefit Plans
The Company previously sponsored a cash balance defined benefit pension plan that covered substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Pension Plan. The Pension Plan was frozen in March 2013 pending regulatory approvals, which were received in August 2014. As of December 31, 2014, the Pension Plan assets have been distributed to Pension Plan participants and $7.9 million was distributed to the Company’s 401(k) Plan to pay additional future benefits to current and future 401(k) plan participants over the next seven years. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to the Company in December 2014.
During 2014, the Company recorded a total of $13.5 million in Pension charges on the Company’s Consolidated Statements of Income, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax. In addition, the Company expects to record additional expenses of approximately $7.9 million as the assets in the Company’s 401(k) Plan are allocated to participants over the next seven years. See Deferred Compensation Plan section below for further information related to the Company’s 401(k) Plan.
During 2012, the Company recognized a curtailment change of $2.1 million in the Company’s Consolidated Statements of Income as a result of the termination. During 2013 and 2012, the Company incurred settlement losses of $0.7 million and $1.2 million, respectively, related to cash distributions made to certain participants.

F 36

Obligations and Funded Status
Change in projected benefit obligation and plan assets:

	2014	2013
Projected benefit obligation, beginning of year	$23,531	$26,741
Service cost	—	225
Interest cost	625	653
Actuarial loss (gain)	2,245	(888)
Benefits paid	(95)	(101)
Settlements	(26,306)	(3,099)
Projected benefit obligation, end of year	$—	$23,531

Fair value of assets, beginning of year	$58,648	$60,097
Actual return on assets	14	2,378
Benefits and expenses paid	(595)	(728)
Settlements	(26,306)	(3,099)
Assets contributed to 401(k) Plan	(7,940)	—
Assets reverted to the Company	(23,821)	—
Fair value of assets, end of year	$—	$58,648

Funded status at end of year	$—	$35,117

Ratio of plan assets to projected benefit obligation	—%	249%
As a result of the Pension Plan termination, the Company had no prepaid pension asset or accumulated benefit obligation at December 31, 2014. At December 31, 2013, the Company has recorded a prepaid pension asset of $35.1 million and the accumulated benefit obligation of the Pension Plan was $23.5 million.

F 37

A summary of the net periodic pension cost and other amounts recognized in other comprehensive income (loss) are as follows:

	2014	2013	2012
Service cost	$—	$225	$889
Interest cost	625	653	712
Expected return on assets	550	(443)	(2,315)
Amortization of prior service costs	—	—	440
Amortization of loss	465	326	48
Settlement charges	7,107	739	1,162
Curtailment charge	—	—	2,063
Net periodic pension cost	$8,747	$1,500	$2,999

Other changes in plan assets and obligations recognized in Other comprehensive income:
Prior service cost	—	—	(2,503)
(Gain) loss	(5,392)	(3,260)	1,275
Total other comprehensive income	(5,392)	(3,260)	(1,228)
Total net periodic pension cost and other comprehensive income (loss)	$3,355	$(1,760)	$1,771

As of December 31, 2014 there were no actuarial loss amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss as they were recognized in net periodic cost during 2014 due to the final settlement of the Pension Plan in 2014. As of December 31, 2013, actuarial loss amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were $5.4 million. Pension charges on the Statements of Income includes $4.8 million of excise tax.
Assumptions
Assumptions used to develop end of period benefit obligations:

	2014	2013
Discount rate	N/A	4.37%
Rate of compensation increase	N/A	N/A

Assumptions used to develop net periodic pension cost:

	2014	2013	2012
Discount rate	3.75%	4.37%	3.50%
Expected long-term rate on plan assets	—%	—%	4.75%
Rate of compensation increase	N/A	N/A	N/A

F 38

To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 4.75% assumption in 2012. Early in 2014, the Pension Plan transferred the majority of its investments held in plan assets to U.S. Treasury securities to maintain the Pension Plan asset balance, which resulted in the selection of a minimal expected long-term rate on plan assets as the U.S. Treasury securities in 2014 and 2013.
Plan Assets

During 2014, the Pension Plan transferred the majority of its investments held in plan assets to U.S. Treasury securities to maintain the Pension Plan asset balance. There were no Plan assets at December 31, 2014. At December 31, 2013, U.S. Treasury securities are fair valued based on quoted market prices in an active market. The following tables sets forth by level within the fair value hierarchy for Plan assets at December 31, 2013.
Assets at Fair Value as of December 31, 2013

Asset Category:	Level 1	Level 2	Level 3	Total
Cash	$115	$—	$—	$115
Money market funds	697	—	—	697
U.S. Treasuries	57,836	—	—	57,836
Total	$58,648	$—	$—	$58,648

The following table sets forth a summary of changes in the fair value of the Pension Plan’s level 3 assets for the year ended December 31, 2013. There were no level 3 assets in the Pension Plan during 2014.

2013
Balance, beginning of year	$927
Sales	(1,648)
Realized gain on sale	721
Unrealized gains relating to instruments still held at the reporting date	—
Balance, end of year	$—

Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation. As part of the Pension Plan termination, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company expects to use the $7.9 million, including any income earned on the assets held in the suspense account, for Company contributions under the Company’s 401(k) Plan over the next seven years.

F 39

The Company retains the risks and rewards of ownership of the assets held in the suspense account since they have not been allocated to participants as of December 31, 2014; therefore, the $7.9 million of unallocated assets held in the suspense account are recorded on the Company’s Consolidated Balance Sheets as Restricted investments as of December 31, 2014. The Company will record expense for the fair value of the assets at the time the assets are allocated to participants.
As of December 31, 2014, the assets held in the suspense account were invested in the Guaranteed Income Fund. The Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees, and is categorized as a level 2 financial instrument. The Company’s Retirement Plan Investment Committee will be responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 8, Financial Instruments and Fair Value Measurements for further information on the three-tier fair value hierarchy.

19. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, for the year ended December 31, 2014 and 2013:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive income before reclassifications	(2,180)	(509)	(2,689)
Amounts reclassified from accumulated other comprehensive loss	7,572	1,309	8,881
Net current year other comprehensive income (loss)	5,392	800	6,192
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2012	$(8,652)	$—	$(8,652)
Other comprehensive income before reclassifications	2,191	(2,032)	159
Amounts reclassified from accumulated other comprehensive loss	1,069	(93)	976
Net current year other comprehensive income (loss)	3,260	(2,125)	1,135
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)

F 40

	Amount Reclassified from Accumulated Other Comprehensive Loss
Details about Accumulated Other Comprehensive Loss Components	2014	2013	Affected Line in the Consolidated Statements of Income
Defined Benefit Pension Items
Amortization of loss	$465	$326	Net periodic pension costs, Note 18, Employee Benefit Plans
Settlement cost	7,107	743	Net periodic pension costs, Note 18, Employee Benefit Plans
Total before tax	7,572	1,069
Income tax benefit	—	—
Net of tax	7,572	1,069

Items related to available-for-sale securities
Other-than-temporary impairment losses	1,295	—	Investment income, net, Note 6, Investments
Realized loss (gain) on sale	833	(93)	Investment income, net, Note 6, Investments
Total before tax	2,128	(93)
Income tax expense	(819)	—
Net of tax	1,309	(93)

Total reclassifications for the period	$8,881	$976	Net of tax

20. Segment Information
The Company currently conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. During the first quarter of 2014, the Company’s rural land segment no longer met the qualitative or quantitative factors as a reportable operating segment. The Company has revised its segment presentation to include the remaining rural land segment primarily within the Company’s forestry segment. All prior period segment information has been updated to conform with the 2014 presentation. The change in reportable segments had no effect on the Company’s consolidated financial position, results of operations or cash flows for the periods presented.
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
The Company uses income from operations before equity in (loss) income from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

F 41

The accounting policies of the segments are the same as those described herein and in the Company’s Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Income. All intercompany transactions have been eliminated.
Information by business segment is as follows:

	2014	2013	2012
OPERATING REVENUES:
Residential real estate (a)	$61,384	$33,698	$22,115
Commercial real estate	3,265	10,881	10,400
Resorts, leisure and leasing operations	55,451	50,767	44,407
Forestry (b)	581,442	35,450	38,977
Other	331	460	23,497
Consolidated operating revenues	$701,873	$131,256	$139,396

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$574	$776	$1,802
Resorts, leisure and leasing operations	6,916	6,424	5,714
Forestry	729	1,775	2,105
Other reportable segments	203	156	489
Consolidated depreciation, depletion and amortization	$8,422	$9,131	$10,110

INVESTMENT INCOME, NET
Residential real estate and other	$994	$113	$68
Corporate (c)	11,697	1,385	639
Consolidated investment income, net	$12,691	$1,498	$707

INTEREST EXPENSE
Residential real estate	$(1,316)	$(1,999)	$(2,802)
Commercial and other	(696)	(41)	(18)
Corporate (d)	(6,596)	—	—
Consolidated interest expense	$(8,608)	$(2,040)	$(2,820)

INCOME (LOSS) BEFORE EQUITY IN (INCOME) LOSS FROM UNCONSOLDIATED AFFILIATES AND INCOME TAXES:
Residential real estate (a)(e)	$25,440	$4,558	$(6,772)
Commercial real estate	(163)	3,298	(271)
Resorts, leisure and leasing operations (f)	1,886	(1,928)	(1,414)
Forestry (b)	517,087	13,406	13,475
Corporate (c)(d)(g)	(22,429)	(14,889)	1,405
Consolidated income (loss) before equity in (loss) income from unconsolidated affiliates and income taxes	$521,821	$4,445	$6,423

F 42

	2014	2013	2012
CAPITAL EXPENDITURES:
Residential real estate	$4,981	$12,284	$7,679
Commercial real estate	854	2,388	3,829
Resorts, leisure and leasing operations	24,798	23,486	9,023
Forestry	1,537	3,678	2,701
Other	271	224	163
Total capital expenditures	$32,441	$42,060	$23,395

	December 31, 2014	December 31, 2013
TOTAL ASSETS:
Residential real estate	$129,663	$141,097
Commercial real estate	62,931	62,924
Resorts, leisure and leasing operations	158,226	142,940
Forestry	20,521	60,889
Other	931,794	261,622
Total assets	$1,303,135	$669,472

(a)	Includes revenues of $43.6 million from the RiverTown Sale in 2014.
(b)	Includes revenues of $570.9 million from the AgReserves Sale in 2014.
(c)	Includes interest income of $6.1 million from investments in special purpose entities in 2014.
(d)	Includes interest expense of $6.6 million from Senior Note issued by an special purpose entity in 2014.
(e)	Includes impairment losses of $0.2 million in 2013.
(f)	Includes impairment losses of $4.9 million and $2.6 million in 2013 and 2012, respectively.
(g)	Includes pension charges of $13.5 million, $1.5 million and $3.0 million in 2014, 2013 and 2012, respectively.
21. Commitments and Contingencies

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
On January 4, 2011 the Company received notice from the Staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) of the initiation of an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. The order designates officers of the SEC to take the testimony of the Company and third parties with respect to any or all of these matters.
On January 20, 2015, the Company received a written “Wells Notice” from the Staff indicating the Staff’s preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws. The Staff has informed the Company that the Wells Notice relates to historical accounting and disclosure practices and real estate asset valuations principally as reflected in the Company’s financial results for 2010, 2009 and prior periods.
A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. If the Staff makes a recommendation to the SEC, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties.
The Company is fully cooperating with the investigation. However, it is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time.

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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Aggregate environmental-related accruals were $0.5 million and $1.1 million at December 31, 2014 and 2013, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.

F 44

At December 31, 2014 and 2013, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.3 million and $14.1 million, respectively.
At December 31, 2014, the Company has a total of $5.0 million in purchase obligations, which $4.3 million are for 2015, $0.3 million are for 2016 and $0.4 million are for 2017.

The construction loan entered into by the Pier Park North joint venture requires the Company to provide certain guarantees and covenants as described in Note 9, Real Estate Joint Ventures.
As part of the AgReserves Sale and certain sales of timberlands in 2007 and 2008, the Company generated significant tax gains. The installment notes structure allowed the Company to defer the resulting tax liability of $61.8 million until 2022 - 2024 and $69.3 million until 2029, respectively, the maturity dates for the Installment Notes. The Company has a deferred tax liability related to the gains in connection with these sales.

22. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2014
Operating revenues	$15,676	$23,947	$68,164	$594,086
Operating income (loss)	$(15,946)	$(1,335)	$21,038	$509,493
Net income (loss) attributable to the Company	$(11,101)	$(50)	$14,609	$402,995
Basic and diluted income (loss) per share attributable to the Company	$(0.13)	$—	$0.16	$4.37
2013
Operating revenues	$33,868	$36,827	$33,788	$26,773
Operating income (loss)	$(1,964)	$3,383	$1,583	$(2,225)
Net income (loss) attributable to the Company	$562	$4,198	$2,704	$(2,474)
Basic and diluted income (loss) per share attributable to the Company	$—	$0.05	$0.03	$(0.03)

F 45

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(in thousands)

		Initial Cost to Company			Gross Amount at December 31, 2014
Description	Encumbrances	Land & Improvements	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition or Construction (1)	Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation Life (In Years)
Residential development	$2,459	$43,153	$—	$59,258	$102,411	$—	$102,411	$—	n/a	n/a
Commercial development	4,057	45,701	—	13,704	59,405	—	59,405	—	n/a	n/a
Resorts and leisure
WaterColor Inn	—	1,202	14,000	5,124	1,558	18,768	20,326	6,831	2002	10 - 40
Clubs and golf courses	—	38,447	24,053	(4,268)	34,653	23,579	58,232	22,961	2001 - 2007	10 - 25
Marinas	—	6,252	9,619	10	6,218	9,663	15,881	3,544	2006 - 2007	10 - 25
Other	—	—	34,469	(18,771)	—	15,698	15,698	6,203	2008 - 2009	10 - 30
Commercial leasing
Pier Park North	—	2,641	—	42,085	16,801	27,925	44,726	1,017	2014	15 - 40
Towncenters	—	777	30,904	(12,205)	784	18,692	19,476	12,127	2001 - 2008	10 - 25
VentureCrossings	—	1,566	7,899	—	1,566	7,899	9,465	985	2012	10 - 25
Other	—	7,999	8,862	(7,145)	7,051	2,665	9,716	2,508	through 2011	10 - 25
Timberlands	—	6,582	1,872	10,385	16,553	2,286	18,839	1,956	n/a	n/a
Unimproved land	—	—	—	5,769	5,769	—	5,769	—	n/a	n/a
Total	$6,516	$154,320	$131,678	$93,946	$252,769	$127,175	$379,944	$58,132

(1)	Includes cumulative impairments.

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2014 for federal income tax purposes is approximately $544 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2014	2013	2012
Balance at beginning of the year	$436,264	$418,197	$429,431
Amounts capitalized	26,047	44,795	21,058
Impairments	—	(5,080)	(2,551)
Cost of real estate sold	(76,060)	(22,022)	(27,248)
Amounts retired or adjusted	(6,307)	374	(2,493)
Balance at the end of the year	$379,944	$436,264	$418,197

F 46

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	2014	2013	2012
Balance at beginning of the year	$53,496	$49,772	$44,489
Depreciation expense	6,170	6,547	7,494
Amounts retired or adjusted	(1,534)	(2,823)	(2,211)
Balance at the end of the year	$58,132	$53,496	$49,772

F 47

THE ST. JOE COMPANY
SCHEDULE IV (CONSOLIDATED) - MORTAGE LOANS ON REAL ESTATE
DECEMBER 31, 2014
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Seller financing	5.25%	June 2015	(a)	—	$19,600	—
Seller financing	4%	August 2015	P&I (b)	—	1,945	—
Seller financing	4% for the first twelve months; 6% for the second twelve months	February 2015	(c)	—	66	—
Various other seller financing	5%	October 2016 and December 2016	P&I (d)	—	512	—
Total (e)					$22,123

(a)	Annual principal payment of $1.0 million due March 2015. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(b)
Principal and interest is paid quarterly over a ten year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(c)	Payments are made in varying amounts over the life to maturity. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(d)	Principal and interest is paid monthly.
(e)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2014	2013	2012
Balance at beginning of the year	$5,354	$1,158	$1,752
Additions during the year - new mortgage loans	19,600	5,854	—
Deductions during the year:
Collections of principal	2,832	1,363	594
Foreclosures	—	295	—
Balance at the end of the year	$22,122	$5,354	$1,158

F 48