Form 10-K/A
period 2014-12-31
ST JOE CO
filed 2015-04-30
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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

As of February 23, 2015, there were 92,322, 905 shares of common stock, no par value, issued of which 92,302,636 were outstanding, and 20,269 are shares of treasury stock.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the United States Securities and Exchange Commission (the “SEC”) on February 27, 2015 (the “Original Filing”). We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of shareholders within 120 days of the end of our fiscal year ended December 31, 2014. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors (the “Board”) is currently comprised of seven (7) directors. Under our Bylaws, directors are elected for a one-year term expiring at the next annual meeting of shareholders or until his or her successor is elected and qualified. The principal occupation and other pertinent information about the particular experiences, qualifications, attributes and skills for our current directors is set forth below.

Cesar L. Alvarez Director since 2012 Age 67
Mr. Alvarez has served since February 2012 as Co-Chairman of the international law firm of Greenberg Traurig, LLP and previously served as its Chief Executive Officer from 1997 until his election as Executive Chairman in January 2010 and as its Executive Chairman from January 2010 until his election as Co-Chairman. Mr. Alvarez has served on the board of directors of each of Watsco, Inc. and Mednax, Inc. since 1997 and on the board of directors of Intrexon Corporation since 2008. Mr. Alvarez has also served on the board of directors of Fairholme Funds, Inc., which we refer to as the Fairholme Fund, since 2008 and on the board of directors of Sears Holding Corporation since 2013.

Qualifications. The Board nominated Mr. Alvarez to serve as a director due to his management experience as the current Chairman and as former Chief Executive Officer of one of the nation’s largest law firms with professionals providing services in multiple locations across the country, as well as his many years of corporate governance experience, both counseling and serving on the boards of directors of other publicly traded companies.

Bruce R. Berkowitz Director since 2011 Chairman since 2011 Age 56
Mr. Berkowitz is the Chief Investment Officer of Fairholme Capital Management, LLC, which we refer to as Fairholme, President of the Fairholme Fund and Manager of Fairholme Holdings LLC. The Fairholme Fund owned approximately 27.1% of our common stock as of the record date.
Mr. Berkowitz has served as a director of the Fairholme Fund since 1999. He has also served as a director of Olympus Re Holdings, Ltd. and Olympus Reinsurance Company, Ltd. (Bermuda) since 2001. Previously, Mr. Berkowitz served as a director of each of White Mountains Insurance Group, Ltd., a financial services holding company, from 2004 to 2010, AmeriCredit Corporation, a retail financial services company, from 2008 to 2009 and TAL International Group Inc., a lessor of intermodal freight containers and chassis, from 2004 to 2009. In addition, Mr. Berkowitz was Managing Member of Fairholme from 1997 to 2014.

Qualifications. The Board nominated Mr. Berkowitz to serve as a director because of his extensive financial and investment experience and his valuable network of business and professional relationships.

Howard S. Frank Director since 2011 Age 74
Mr. Frank is currently a Consultant to the CEO and to the Chairman of Carnival Corporation & plc (“Carnival”). He has also served as Chairman of the board of directors of Costa Crociere, S.p.A., Carnival’s largest cruise group in Europe since 2014. From 1989 until 2013, Mr. Frank served as the Vice Chairman, Chief Operating Officer and director of Carnival, one of the largest cruise vacation groups in the world. Mr. Frank is a past Chairman and current Vice Chairman of the Board of Trustees for the New World Symphony and currently serves as an independent director on the board of directors of the Fairholme Fund.

Qualifications. The Board nominated Mr. Frank to serve as a director because of his established record of achievement and sound business judgment demonstrated throughout his career with Carnival.

Jeffrey C. Keil Director since 2011 Age 71
Mr. Keil has served as our President and Interim CEO since August 2014 and has previously served as an independent director of St. Joe since 2011. Prior to August 2014, Mr. Keil was a private investor. Previously, Mr. Keil also served as President and as a director of Republic New York Corporation and Vice Chairman of Republic National Bank of New York from 1984 to 1996. Mr. Keil is currently a director of a privately held trust company, the non-executive chairman of a privately held registered investment advisor and a director of a privately held wealth manager. Additionally, Mr. Keil has served as director of Leucadia National Corporation since 2004.

Qualifications. The Board nominated Mr. Keil to serve as a director because of his current and prior public company experience, including senior executive experience and service as an officer and director.

Stanley Martin Director since 2012 Age 68
Mr. Martin is currently a private investor with significant finance executive experience. From 2004 to 2006, Mr. Martin served as the Chief Audit Executive for the Federal Home Loan Mortgage Corporation. Previously, he served as the Chief Financial Officer of Republic New York Corporation and Republic National Bank from 1998 until its acquisition by HSBC Bank in 2000 and then as an Executive Vice President and consultant with HSBC Bank through April 2003. Mr. Martin formerly served as a member of the Board of Trustees and Chairman of Audit Committee of John Hancock Funds, which is composed of over 50 mutual funds including 10 New York Stock Exchange closed end funds. Mr. Martin was previously a partner of and spent 27 years with KPMG LLP, and holds an active license in the State of Florida as a Certified Public Accountant.

Qualifications. The Board nominated Mr. Martin to serve as a director because of his significant finance and accounting experience and his experience as an Audit Committee Chair with John Hancock Funds.

Thomas P. Murphy, Jr. Director since 2011 Age 66
Mr. Murphy is Chairman and Chief Executive Officer of Coastal Construction Group, a construction company that he founded in 1989. Mr. Murphy has 47 years of construction and development experience, which encompasses hospitality, resort, single and multi-family residential, commercial, educational and industrial projects. Mr. Murphy is an honorary Board member of Baptist Health Systems of South Florida and is a member of the Construction Industry Round Table, the National Association of Home Builders and the Florida Home Builders Association. Mr. Murphy also co-founded Seaboard Construction, which he grew to become one of the largest general contractors in Florida, selling the company in 1988 to Turner Construction, the largest general contractor in the United States at the time. Mr. Murphy has served as a director of Interval Leisure Group, Inc. since August 2008.

Qualifications. The Board nominated Mr. Murphy to serve as a director because of his valuable entrepreneurial skills and extensive knowledge of construction and real estate in Florida as well as his experience serving on the board of directors of a public company.

Vito S. Portera Director since 2014 Age 73
Mr. Portera is currently a private investor who previously served as Vice Chairman and director of Republic New York Corporation, Vice Chairman and director of Republic National Bank of New York and officer of various subsidiaries from 1969 until its acquisition by HSBC Bank in 2000 and then as an Executive Vice President until April 2000.

Qualifications. The Board nominated Mr. Portera to serve as a director because of his significant finance and investment experience as well as his prior senior executive experience.

Executive Officers

Set forth below is certain information relating to our current executive officers and key employees other than Mr. Keil. Biographical information with respect to Mr. Keil is set forth above under “Directors”.

Marek Bakun, 43, has served as our Chief Financial Officer since October 2013 and as our Executive Vice President since May 2014. Prior to joining us in 2013, Mr. Bakun served as Chief Financial Officer and Treasurer of Orleans Homebuilders, Inc., in Bensalem, Pennsylvania from February 2011 until October 2013. From October 2010 to February 2011, Mr. Bakun served in a senior finance position for MDC Holdings, Inc., a homebuilder which builds under the name Richmond American Homes, where he provided financial analysis in connection with systems implementation in two of the company’s U.S. markets and provided financial analysis on other initiatives. From April 2008 to October 2010, Mr. Bakun served as Chief Financial Officer and Treasurer for Mattamy Homes Corporation with responsibility for financial controls in its five U.S. markets. From 1999 to April 2008, Mr. Bakun served in positions of increasing responsibility for Morrison Homes, which merged into Taylor Morrison Homes during his tenure, and was appointed Vice President and Chief Financial Officer in August 2006.

Patrick D. Bienvenue, 60, has served as our Senior Advisor to the Chairman since July 2014 and as our Executive Vice President since September 2011. Prior to joining us, Mr. Bienvenue spent 15 years at Leucadia National Corporation, with his final position as President of Leucadia Development Corporation and President of Leucadia Financial Corporation. Prior to joining Leucadia, Mr. Bienvenue was President of Torwest, Inc., where he was responsible for developing the Windsor Community in Vero Beach, Florida. Prior to joining Torwest, Mr. Bienvenue was an executive with Canadian Pacific Limited’s Marathon Realty Limited in Toronto, as well as the Trizec Corporation in Montreal and Stamford, Connecticut. Mr. Bienvenue has been a member of the board of directors of HomeFed Corporation since 1998 and a member of the board of directors of Maine Media College since 2011.

Kenneth M. Borick, 54, has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2012. From September 2000 until February 2012, Mr. Borick held various positions of increasing responsibility within St. Joe, primarily in the legal department. Mr. Borick has over twenty years of legal experience, which began with the private practice of law in South Carolina. Mr. Borick then spent seven years with The Walt Disney Company prior to joining us in 2000.

Jorge L. Gonzalez, 50, joined us in 2002 and has served as our Senior Vice President, Development since July 2012. Mr. Gonzalez is responsible for entitlements, land use, environmental, regulatory and public affairs. Prior to joining St. Joe, Mr. Gonzalez was a consultant in private practice.

David S. Harrelson, 59, joined us in 1976 and has served as our Senior Vice President, Timberland since February 2012. Previously, Mr. Harrelson served as our Vice President, Timberland from 2006 until February 2012. Mr. Harrelson is responsible for the timber resources and land management on non-entitled property. Since joining St. Joe as an entry-level forester, Mr. Harrelson has held various positions of increasing responsibility within the forestry division.

Patrick W. Murphy, 44, has served as our Senior Vice President, Operations since October 2012. From March 2006 until October 2012, Mr. Murphy served as the General Manager of the WaterColor Inn & Resort, our wholly owned resort. Prior to joining us, Mr. Murphy held various management positions with Five Diamond and Five Star Resorts, including Nemacolin Woodlands Resort from 2004 to 2006 and Sea Island Company from 2001 to 2004.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their common stock ownership and changes in such ownership. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the year ended December 31, 2014, directors, executive officers and greater than 10% shareholders complied with their Section 16(a) filing requirements applicable to them on a timely basis.

Code of Ethics

Our Board has adopted a Code of Business Conduct and Ethics, which we refer to as the Code, applicable to all our directors, officers and employees. Its purpose is to promote our commitment to standards for ethical business practices. The Code provides that it is our policy that our business be conducted in accordance with the highest legal and ethical standards. Our reputation for integrity is one of our most valuable assets, and each director, officer and employee is expected to contribute to the care and preservation of that asset. The Code addresses a number of issues, including conflicts of interest, corporate opportunities, use and protection of company assets, fair dealing, confidential information, insider trading and stock transactions, media and public inquiries, accounting matters, books and record keeping, working with governments and compliance with applicable laws, including antitrust and competition laws.

Our Code, which was most recently revised in June of 2012, is available to view under the Investor Relations - Corporate Governance section of our website, located at www.joe.com. We intend to post on our website information regarding any amendment to the Code or any waiver granted under the Code covered by Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.
Audit Committee and Audit Committee Financial Expert

We currently have a standing Audit Committee. Our Audit Committee currently consists of three members: Stanley Martin (Chairman), Howard S. Frank and Vito S. Portera.  The Audit Committee’s responsibilities include, among other things:

•	appointing our independent auditors and monitoring their performance, qualifications and independence;

•	assisting the Board’s oversight of the quality and integrity of our financial statements;

•	reviewing with management, the internal auditor and independent auditors, the quality, adequacy and effectiveness of our internal control over financial reporting;

•	reviewing our policies and processes with respect to risk assessment and risk management; and

•	exercising an oversight role with respect to our internal audit function.

In addition, the Audit Committee has sole authority to pre-approve all auditing services, internal control-related audit services and permitted non-audit services to be provided by the independent auditors. The Audit Committee may delegate any of its responsibilities, as it deems appropriate, to a subcommittee composed of one or more members.

Independence and Financial Expertise
The Board reviewed the background, experience and independence of the Audit Committee members based in large part on the directors’ responses to questions relating to their relationships, background and experience. Based on this review, the Board determined that each member of the Audit Committee:

•	meets the independence requirements of the NYSE’s corporate governance listing standards;

•	meets the enhanced independence standards for audit committee members required by the Securities and Exchange Commission, which we refer to as the SEC;

•	is financially literate, knowledgeable and qualified to review financial statements; and

•	is free of any relationship that, in the opinion of the Board, may interfere with his or her exercise of independent judgment as an Audit Committee member.

In addition, the Board has determined that each of Howard S. Frank, Stanley Martin and Vito S. Portera qualifies as an “audit committee financial expert” under SEC rules.
Process for Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board. The Governance and Nominating Committee of our Board of Directors (the “Governance Committee”) considers possible director nominee candidates from many sources, including management and shareholders. Detailed information regarding the procedures that our shareholders must follow to submit recommendations of director nominees, as well as the policies that the Board must follow to review such recommendations, can be found in Section 9 of Article II of our Bylaws, which are available under the Investor Relations - Corporate Governance section of our website, located at www.joe.com. The Governance Committee evaluates the suitability of potential candidates nominated by shareholders in the same manner as other candidates recommended to the Governance Committee. In identifying individuals to nominate for election to our Board, the Governance Committee, to the extent deemed relevant by the Governance Committee in its sole discretion, seeks candidates that, among other things, have:

•	proven strength of character, mature judgment, objectivity, intelligence and the highest personal and business ethics, integrity and values;

•	a reputation, both personal and professional, consistent with our image and reputation;

•	sufficient time and commitment to devote to carrying out the duties and responsibilities of Board membership;

•	an ability and willingness to serve on the Board for an extended period of time to develop knowledge about St. Joe’s businesses;

•	financial knowledge and experience, including qualification as financially literate and as a financial expert defined by the SEC and NYSE; and

•	independence, as defined by the SEC and NYSE and a willingness to represent the best interests of all shareholders and observe the fiduciary duties that a director owes to the shareholders.

In addition, a director candidate must have, when considered with the collective experience of other Board members, appropriate qualifications and skills that have been developed through extensive business experience, including the following:

•	interpersonal and leadership skills;

•	a proven track record of excellence in their field of expertise; and

•
significant business and professional expertise with high-level managerial experience in complex organizations, including large legal firms or accounting and finance, real estate, government, banking, educational or other comparable institutions.

Prior to the nomination of a director for re-election, the Governance Committee reviews the performance of each director whose term is expiring and determines whether that director should be nominated for election to an additional term. This determination is made following an assessment of the director’s performance, including the following factors: the director’s attendance at Board and applicable Board committee meetings; understanding of St. Joe’s businesses; understanding of St. Joe’s strategies; overall level of involvement; contributions to the Board; any change in the independence of the director and any change in status of the director.
Additionally, although we do not have a formal, written diversity policy, pursuant to the Governance Committee Charter, the Governance Committee seeks a diverse group of director candidates, including diversity with respect to age, gender, ethnic background and national origin. The Governance Committee seeks candidates who will combine a broad spectrum of backgrounds, experience, skills and expertise and who would make a significant contribution to the Board, St. Joe and our shareholders.
The Governance Committee identifies nominees by first evaluating the current members of the Board willing to continue in service. Current members of the Board with skills and experience that are relevant to St. Joe’s business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. If any member of the Board does not wish to continue in service or if the Governance Committee or the Board decides not to re-nominate a member for re-election, the Governance Committee identifies the desired skills and experience of a new nominee in light of the criteria above. Current members of the Governance Committee and Board are polled for suggestions as to individuals meeting the criteria of the Governance Committee. In addition, from time to time, the Governance Committee has engaged the services of executive search firms to assist the Governance Committee and the Board in identifying and evaluating potential director candidates. Pursuant to our Corporate Governance Guidelines, any nominee in an uncontested election who receives a greater number of “against” votes than “for” votes must tender such director’s resignation for consideration by the Governance Committee who will recommend to the Board the action to be taken.
Deadlines of Submission of Director Nominations and Proposals

Shareholder proposals should be sent to us at The St. Joe Company, 133 South WaterSound Parkway, WaterSound, Florida 32413. To be considered for inclusion in our proxy statement for the 2016 Annual Meeting of Shareholders the deadline for submission of shareholder proposals, pursuant to Rule 14a-8 of the Exchange Act, is December 9, 2015. Additionally, pursuant to our Bylaws, we must receive notice of any shareholder proposal to be submitted at the 2016 Annual Meeting of Shareholders, but not required to be included in our proxy statement, no earlier than March 2, 2016 and no later than March 22, 2016. The persons named in the proxies solicited by management may exercise discretionary voting authority with respect to such proposal.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our shareholders with a clear understanding of our compensation philosophy and objectives, the compensation-setting process, and the 2014 compensation of our named executive officers (identified below), who we sometimes refer to as our NEOs.

Named Executive Officers

For 2014, our “named executive officers” were:

• Jeffrey Keil, our President and Interim Chief Executive Officer;
• Marek Bakun, our EVP and Chief Financial Officer;
• Patrick Bienvenue, our EVP and Senior Advisor to the Chairman;
• Kenneth Borick, our SVP, General Counsel and Corporate Secretary; and
• David Harrelson, our SVP, Timberland.

Park Brady, our former Chief Executive Officer through August 14, 2014 is also deemed to be a named executive officer.

Compensation Setting Process

Role of Compensation Committee

Pursuant to its Charter, the Compensation Committee is responsible for, among other things, establishing our general compensation philosophy and overseeing the development and implementation of our compensation and benefits program. The Compensation Committee is also responsible for reviewing the performance of our CEO and other executive officers and, together with the other independent members of the Board, setting the compensation of the CEO and such other executive officers.

Role of Management

Our management develops background and supporting materials for review at Compensation Committee meetings, attends Compensation Committee meetings at the committee’s request, and provides information regarding, and makes recommendations about, designs for and, if warranted, changes to our executive compensation programs. Our CEO generally attends Compensation Committee meetings, but will not participate in any decisions relating to his own compensation. CEO performance and compensation are discussed by the Compensation Committee in executive session. Our CEO, without the presence of any other members of senior management, actively participates in the performance and compensation discussions for our senior executives, including making recommendations to the Compensation Committee as to the amount and form of compensation.

Elements of Compensation

Our 2014 executive compensation program consisted of base salary and discretionary bonuses payable based on the Compensation Committee’s discretionary evaluation of our overall financial performance and the contribution of the individual named executive officer to such performance. In addition, our named executive officers receive the same benefits and perquisites that are available to all employees. The Compensation Committee does not have a formal policy relating to the allocation of total compensation among the various components. As discussed above, the Compensation Committee decided not to adopt an annual performance-based bonus plan for 2014 and previously suspended the use of a formal long-term equity incentive plan while we consummated the AgReserves Sale and RiverTown Sale and transitioned to our core business activity of real estate development. While we previously suspended the use of such plans, we intend to implement a long-term incentive plan with an equity component to align the interests of our shareholders with the interests of senior management. We anticipate that long-term equity awards will be granted in the future in order to attract, retain and motivate high-caliber talent dedicated to our long-term growth and success, including the retention of a suitable CEO in connection with our search for a permanent CEO.

Base Salary

Objective: The Compensation Committee believes that base salary should provide executives certainty that they will receive competitive compensation.

Performance Considerations: Base salary is designed to adequately compensate and reward the executive on a day-to-day basis for the time spent and the services the executive performs. When setting and adjusting individual executive salary levels, the Compensation Committee considers the executive officer’s responsibilities, experience, potential, individual performance and the Compensation Committee’s evaluation of its competitive market position. The Compensation Committee also considers other factors such as demand in the labor market and comparable salaries for the particular executive and succession planning. These factors are not weighted. The Compensation Committee bases salary adjustments on the overall assessment of all of these factors. The Compensation Committee does not target base pay at any particular level versus a peer group, but uses its judgment based on all available information (including, from time to time, market and survey data compiled by compensation consultants) to set a base salary that, when combined with all other compensation elements, results in a competitive pay package.

Committee Actions Taken in 2014: In connection with its approval of the salaries of our named executive officers, the Compensation Committee sought to set salaries that would be sufficiently competitive to attract and retain talent, but reflective of our financial position and our need to maintain liquidity. The salaries approved for Messrs. Brady, Bienvenue, and Bakun as part of their employment agreements were a result of negotiations with each executive and, based on our Committee’s industry and general knowledge, an evaluation of the amount that was necessary to attract each of the individuals. In 2014, the Compensation Committee approved an increase in the base salary of Mr. Borick to $256,000; no other NEO received a base salary increase. The salary approved for Mr. Keil as President and Interim CEO was based on the interim nature of Mr. Keil’s appointment as discussed under “Compensatory Arrangement with Interim Chief Executive Officer” below.

Discretionary Bonuses

Objective: The Compensation Committee awards discretionary bonuses to our Named Executive Officers to reward such officers for their individual contributions to our overall financial performance in a given year. We believe that making such compensation “at risk” provides significant motivation for increasing company and individual performance.

Performance Considerations: Discretionary bonuses (if any) will be paid based on the Compensation Committee’s discretionary evaluation of our overall financial performance and the contribution of a particular named executive officer to such performance. The amount of such bonuses is determined by the Compensation Committee, in its sole discretion, and bonuses are typically paid in cash. In determining individual bonus levels, the Compensation Committee may consider, among other things, the executive officer’s responsibilities, experience, potential and individual performance.

Committee Actions Taken with Respect to 2014 Performance: In February 2015, the Compensation Committee in consultation with the independent directors of the Board approved the following discretionary cash bonus awards for 2014 performance: $350,000 for Mr. Bienvenue; $250,000 for Mr. Bakun, $128,000 for Mr. Borick and $50,000 for Mr. Harrelson. Mr. Keil did not receive a bonus. In determining the bonuses to be awarded to each named executive officer, factors considered, among other things, were the target bonus amounts set in each named executive officer’s employment agreement, if appliable, our overall financial performance and the contribution of the individual named executive officer to such performance.

Compensatory Arrangement with Interim Chief Executive Officer

In connection with Mr. Brady’s retirement as CEO, we asked Mr. Keil, an independent director of our Board of Directors, to serve as President and Interim CEO while we search for a permanent CEO. In appointing Mr. Keil as President and Interim CEO, among other things, the Board of Directors determined that Mr. Keil was best positioned to effectively identify and execute on strategic priorities including the identification of potential candidates to serve as the permanent CEO. The Compensation Committee agreed to pay Mr. Keil an annualized base salary of $250,000 for his services as President and Interim CEO and he is eligible for a discretionary performance bonus with a target level of 100% of salary. Due to the short-term nature of the appointment, we did not enter into a contractual arrangement with Mr. Keil as the Compensation Committee did not believe it was necessary. Subsequent to his appointment as President and Interim CEO, Mr. Keil did not receive any director fees in the fourth quarter of 2014 that he would otherwise be entitled to receive for his service as a member of the Board of Directors.

Employment Agreements

St. Joe entered into employment agreements with each of Messrs. Bienvenue and Bakun. Previously, we entered into an employment agreement with Mr. Brady who was our CEO for a portion of 2014. In connection with his retirement as CEO in August 2014, we entered into an additional letter agreement with Mr. Brady for consulting and advisory services to St. Joe. Summaries of these agreements are set forth below.

Employment Agreements with Messrs. Brady and Bienvenue

We entered into one year employment agreements with each of Messrs. Brady and Bienvenue. Pursuant to the terms of the agreements, on the six month anniversary of the date of the agreement (the “Renewal Date”), each employment agreement will be automatically extended for one year, unless the agreement is terminated at least 30 days prior to the applicable Renewal Date. The employment agreements provide for an annual base salary of $750,000 for Mr. Brady, and $400,000 for Mr. Bienvenue, which may be increased, but not decreased, by the Compensation Committee. For 2014, Messrs. Brady’s and Bienvenue’s base salary was $750,000 and $500,000, respectively. Mr. Bienvenue’s employment agreement also sets forth a minimum target award level of 100% of annual base salary that he will have the opportunity to achieve, commencing in 2012.

Each employment agreement provides that, upon our termination of the executive’s employment without cause or the executive’s resignation for good reason, Mr. Brady or Mr. Bienvenue, as applicable, will be entitled to receive (i) ratably over a 12 month period after the termination date, an amount equal to his base salary as in effect on the termination date, and (ii) a monthly amount equal to the employer portion of the applicable COBRA premium for a period of 18 months. Each employment agreement provides for noncompetition, confidentiality, non-solicitation and non-disparagement covenants. Each of Messrs. Brady’s and Bienvenue’s severance payment, if any, would be subject to his execution of a separation and release agreement.

As Mr. Brady retired as CEO in August 2014, he was not entitled to and did not receive any benefits under the employment agreement upon termination of his employment.

Employment Agreement with Mr. Bakun

In connection with his appointment as CFO, St. Joe entered into an employment agreement with Mr. Bakun to serve as CFO for a period of one year, commencing on October 7, 2013. On April 1st of each successive one year anniversary from that date, the employment agreement will automatically renew for an additional year, unless it is terminated at least 30 days prior to the applicable renewal date.

Pursuant to the employment agreement, Mr. Bakun will receive an annual base salary of $350,000, which may be increased by the Compensation Committee. Mr. Bakun is eligible for an annual cash bonus with a target award equal to 100% of his base salary rate. Pursuant to the employment agreement, Mr. Bakun received $100,000 for relocation expenses.

The employment agreement provides that, upon termination of Mr. Bakun’s employment following his resignation for good cause, for a reason other than for cause or due to his death or disability, Mr. Bakun is entitled to receive (i) an amount equal to his annual base salary as of the termination date, paid ratably over a 12 month period following such date and (ii) a monthly amount equal to the employer portion of the applicable COBRA premium for the level of coverage that Mr. Bakun has as of the termination date, which will be paid for a period of 18 months. The employment agreement provides for certain noncompetition, confidentiality, non-solicitation and non-disparagement covenants. Mr. Bakun’s severance payment is conditioned upon his execution of a separation and release agreement.

Letter Agreement with Mr. Brady

In connection with Mr. Brady’s retirement as CEO and the appointment of Mr. Keil as President and Interim CEO, we determined that engaging Mr. Brady as a consultant provided us with the flexibility to meet our business and organizational needs, including permitting and other regulatory approvals associated with our mixed-use active adult community project and during the search for a permanent CEO and any related transition period. On August 13, 2014, we entered into a Letter Agreement with Mr. Brady, pursuant to which Mr. Brady agreed to serve as special advisor to St. Joe for a three-year period and we agreed to pay Mr. Brady (1) a consulting fee based on an annual rate of $300,000 and (2) a discretionary one-time cash incentive award of up to $400,000 as determined by the Compensation Committee of the Board in its sole discretion. The letter agreement also provided for certain noncompetition, confidentiality, non-solicitation and non-disparagement covenants. In addition, we agreed to continue providing Mr. Brady with a membership to our St. Joe Club & Resorts.

Retirement Plans

We provided retirement benefits to our named executive officers through a Pension Plan and 401(k) retirement plan. However, effective March 2013, we froze the Pension Plan and, in August 2014, we received the requisite regulatory approvals to terminate the Pension Plan. Currently, we provide retirement benefits to our named executive officers through a 401(k) retirement plan. For more detail on our retirement plans, see our discussion below in Executive Compensation under “Pension Benefits” on page 17.

Health and Welfare Benefits and Perquisites

We have traditionally provided our named executive officers with a variety of health and welfare benefits and perquisites, as reflected in the All Other Compensation column in the “Summary Compensation Table” below and more fully described in the footnote to that column. The only perquisites that our named executive officers are currently entitled to receive, other than those that are available to all employees, are reimbursement for annual physical exams and membership in our St. Joe Club & Resorts (the latter of which has no incremental cost to us).

Tax Deductibility

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes public companies from taking a federal income tax deduction for compensation in excess of $1 million paid to individual named executive officers unless certain specific and detailed criteria are met, including the requirement that compensation be “performance based” and under a plan approved by our shareholders. Because St. Joe has typically operated with net operating losses, the tax deductibility of compensation has not been a major consideration in the Compensation Committee’s compensation decisions; however this may become a consideration in the future.

Consideration of Shareholder Advisory Vote

As part of its compensation setting process, the Compensation Committee also considers the results of the prior-year’s shareholder advisory vote on our executive compensation to provide useful feedback regarding whether shareholders believe that the Compensation Committee is achieving its goal of designing an executive compensation program that promotes the best interests of St. Joe and its shareholders by providing its executives with the appropriate compensation and meaningful incentives. In 2014, the Compensation Committee took into consideration that approximately 99% of the votes cast on the shareholder advisory vote were voted in favor of our executive compensation in its decision to maintain the current compensation program and philosophy. The Compensation Committee intends to annually review the results of the advisory vote and will be cognizant of this feedback as it completes its annual review of each pay element and the total compensation packages for our NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment. Based on those reviews and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment for filing with the Securities and Exchange Commission and incorporated by reference into our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Compensation Committee

Howard S. Frank, Chair
Cesar Alvarez
Thomas P. Murphy, Jr.
Vito S. Portera

March 23, 2015

2014 Summary Compensation Table

The following table sets forth the compensation earned by each of our named executive officers, or NEOs, for 2014, 2013 and 2012. In accordance with applicable SEC rules, we are providing compensation information for named executive officers only for years in which they qualified as named executive officers.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Award($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Jeffrey Keil	2014	142,789(3)	—	50,009(4)	—	—	192,798
President and Interim Chief Executive Officer

Marek Bakun	2014	350,000	250,000	—	—	58,600	658,600
EVP and Chief Financial Officer	2013	71,346	132,466	—	—	100,114	303,926

Patrick Bienvenue	2014	500,000	350,000	—	3,865	34,500	888,365
EVP	2013	500,000	500,000	—	7,452	1,127	1,008,580
	2012	457,692	500,000	—	57,656	486	1,015,834

Kenneth Borick	2014	253,308	128,000	—	39,746	34,500	455,554
SVP, General Counsel and Corporate Secretary	2013	241,539	196,000	—	(39,972)	392	397,959
	2012	229,235	75,000	—	145,599	392	450,226

David Harrelson	2014	190,000	50,000	—	55,937	34,500	330,437
SVP, Timberland	2013	180,769	250,000	—	(30,359)	2,572	402,983

Park Brady	2014	493,269	—	—	3,122	100,000	596,391
Former Chief Executive Officer	2013	750,000	800,000	—	12,273	956	1,563,230
	2012	750,000	750,000	—	72,026	2,191	1,574,217
—————————

(1)
The amounts shown represent the change in present values of the Pension Plan benefits. St. Joe discontinued its nonqualified deferred capital accumulation plan effective December 30, 2011 and froze the Pension Plan, effective March 27, 2013. As of December 31, 2014, the pension plan assets were distributed to pension plan participants.

The changes in pension values shown reflect the changes in the present value of pension benefits from one year end to the next. Factors affecting the changes in present values include the impact of the value of benefits earned in the current year, the growth in the value of benefits earned in prior years due to the passage of time and the impact of changes in assumptions. This present value calculation is based on actuarial assumptions and discounting and is not a direct reflection of the change in each participant’s actual account balance in the Pension Plan during the year.

(2)	Details of the 2014 amounts set forth in this column are included in the All Other Compensation Table below.

(3)	The amount for Mr. Keil includes $56,250 in cash in connection with his service on the Board of Directors the first, second and third quarters of fiscal year ended December 31, 2014.

(4)
Mr. Keil received an annual equity grant with an aggregate fair market value of $50,000, based on the closing price of our common stock on the grant date for his service on the Board of Directors. Mr. Keil did not receive any stock awards as a NEO of St. Joe during 2014.

All Other Compensation
The following table describes each component of the amounts shown in the All Other Compensation column in the table above for 2014.

	Company Contributions to 401(k) Plan(1)	Consulting Fees	Real Estate Discount	Total ($)(2)
Jeffrey Keil	—	—	—	—
Marek Bakun	34,500	—	24,100	58,600
Patrick Bienvenue	34,500	—	—	34,500
Kenneth Borick	34,500	—	—	34,500
David Harrelson	34,500	—	—	34,500
Park Brady	—	100,000	—	100,000

(1)
The Company Contributions to 401(k) Plan was capped at $34,500 for each of Messrs. Bakun, Bienvenue, Borick and Harrelson due to the IRS limitation of $52,000 because each had $17,500 in elective deferral. The profit share contribution was calculated at 20% of each participating employee’s Form W-2 earnings and based on the 2014 pension plan year. Mr. Keil was not eligible to participate in the 401(k) Plan because he did not meet the minimal employment requirement which is one year. Mr. Brady was not eligible to participate in the 401(k) Plan due to his retirement as CEO and employment status as an independent contractor.

(2)	Our NEOs are also provided with membership to our St. Joe Club & Resorts which has no incremental cost to us.

(3)	Mr. Brady received $100,000 in cash for services rendered as a consultant pursuant to the Letter Agreement.

(4)
Pursuant to our Real Estate Purchase Policy, available to all employees and officers, Mr. Bakun was entitled to receive a 10% discount on the purchase of any of our retail lots when purchased for construction of a primary residence.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information on the outstanding equity awards held by the named executive officers at December 31, 2014.

Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price($)	Option Expiration Date
Jeffrey Keil	—	—	—	—
Marek Bakun	—	—	—	—
Patrick Bienvenue	—	—	—	—
Kenneth Borick	2,595	—	54.05	2/12/17
David Harrelson	1,446	—	54.05	2/12/17
Park Brady	—	—	—	—

Pension Benefits
The table below sets forth information regarding the pension benefits for the named executive officers under our terminated Pension Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)(1)
Jeffrey Keil(2)	Pension Plan	—	—	—
Marek Bakun(2)	Pension Plan	—	—	—
Patrick Bienvenue	Pension Plan	1.58	—	81,757
Kenneth Borick	Pension Plan	12.58	—	523,369
David Harrelson	Pension Plan	36.33	—	941,891
Park Brady	Pension Plan	2.00	—	87,421
—————————

(1)
The amounts represent the pension benefits accrued under the terminated Pension Plan for each of Messrs. Brady, Bienvenue, Borick and Harrelson. Messrs. Brady, Borick and Harrelson received lump sum cash payments to each of their respective cash accounts on December 1, 2014. Mr. Bienvenue’s pension benefit of $69,197 was included in an annuity purchase on December 11, 2014.

(2)	Any employees hired after the date our pension plan was frozen were not eligible to participate in the Pension Plan.
The Pension Plan was frozen in March 2013 and terminated in August 2014. It had been established to provide retirement benefits for our employees, including our named executive officers. The terminated Pension Plan was a fully-funded, cash balance defined-benefit plan covering all of our employees who satisfied age and service requirements hired prior to March 2013. Each year, all active participants’ accounts were credited with a percentage (11%-15%) of the participant’s compensation, based on the participant’s age at the beginning of the year. The IRS, however, limited the compensation eligible for crediting under the terminated Pension Plan to $255,000 for 2013. Interest was credited to the participant’s beginning year balance. From March 1 to March 27, 2013, the percentage used to calculate the annual interest credit is equal to the rate on 30-year Treasury Bonds (constant Maturities) for September 30, 2012 (2.88%). The rate in effect after March 27, 2013 was the average of the rates in effect for the five years preceding the plan termination (2008-2012), or 4.04%.
A participant’s “compensation” for purposes of calculating our contributions to the Pension Plan included his or her gross base salary (including any elective deferrals), commissions, and bonuses which are reported on IRS Form W-2. Compensation does not include any amounts processed within pay periods which end 31 days or more after termination of employment, sign-on bonuses, referral bonuses, commissions on the sale of a residence, severance pay, payments made after the death of an employee, recoverable draws, distributions from any qualified or nonqualified retirement plan, and gratuities.
The pension benefits table above provides an actuarial estimate of each participating NEO’s benefit under the terminated Pension Plan based on a projected retirement age of 65 and a discount to present value. Because of the cash balance nature of our terminated Pension Plan, a better way to understand each NEO’s possible benefit upon termination of employment, including retirement, is to refer to each executive’s account balance in the plan. As of December 31, 2014, the terminated Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) retirement plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million reverted to us in December 2014. The $7.9 million will be held in a suspense account with our 401(k) retirement plan and distributed over the next seven years. The first distribution occurred on March 6, 2015 for the 2014 Pension Plan year.

Potential Payments Upon Termination or Change in Control
Messrs. Bienvenue and Bakun
As discussed above under “Employment Agreements”, we have entered into employment agreements with Messrs. Bienvenue and Bakun that provide for certain payments and other benefits if employment with us is terminated without “cause” or by the executive for “Good Reason”. Upon a termination by us without “cause” or by the executive for “Good Reason”, the executive is entitled to receive:

•	salary continuation for a period of 12 months from the termination date; and

•	payments equal to our portion of the cost of continued health and welfare benefits for an 18-month period from the termination date.
The employment agreements do not provide for any additional benefits if such termination occurs in connection with a change in control. In addition, the employment agreements do not provide any gross-up for excise taxes. Instead, the employment agreements provide that any amounts that would have been payable as a severance payment will be carved-back, as necessary, to avoid the payment of any excise taxes. Additionally, the employment agreements do not provide for any additional benefits in the event of death or termination due to disability.
The following table shows the termination payments that Messrs. Bakun and Bienvenue would receive pursuant to their employment agreements in connection with their termination without cause or by the executive for good reason. These amounts have been quantified as if such termination events occurred on December 31, 2014.

Name and Type of Payment/Benefit	Payments Upon Termination Without Cause(1) or for Good Reason(2) ($)
Marek Bakun
Salary	$350,000
Continuation of Benefits(3)	$23,967
Total Termination Payments/Benefits	$373,967
Patrick Bienvenue
Salary	$500,000
Continuation of Benefits(3)	22,808
Total Termination Payments/Benefits	$522,808

—————————

(1)
Pursuant to the terms of the respective employment agreement, “cause” means termination due to (a) the executive’s continued failure to substantially perform the executive’s employment duties (other than any such failure resulting from the executive’s incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the executive’s part and which are not remedied in a reasonable period of time after receipt of notice from St. Joe, (b) the willful engaging by the executive in illegal conduct or gross misconduct which causes financial or reputational harm to St. Joe, (c) the conviction of a felony or a guilty or nolo contendere plea by the executive with respect thereto, (d) the material breach by the executive of his employment agreement or any of St. Joe’s written policies, (e) the habitual abuse of narcotics or alcohol by the executive, (f) engaging in fraud in connection with the business of St. Joe or misappropriation of St. Joe’s funds or property, or (g) the executive’s disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by the employment agreement or the executive’s loss of any governmental or self-regulatory license that is reasonably necessary for the executive to perform his responsibilities.

(2)
Pursuant to the terms of the respective employment agreement, “good reason” means the executive’s termination of the executive’s employment for any one or more of the following reasons without the executive’s express written consent: (a) a significant diminution in the executive’s position, authority, comparable duties or responsibilities, excluding for these purposes: (i) an isolated, insubstantial or inadvertent action not taken in bad faith that is remedied by St. Joe within thirty (30) days after receipt of written notice thereof given by the executive as provided in Section 5.4 of the employment agreement, (ii) a change in the person to whom (but not the position to which) the executive reports, or (iii) the executive ceasing to be an executive officer subject to Section 16(b) of the Exchange Act; (b) a material failure by St. Joe to comply with any of the provisions of Section 4 of the employment agreement other than an isolated, insubstantial or inadvertent failure not occurring in bad faith that is remedied by St. Joe within thirty (30) days after receipt of notice thereof given by the executive pursuant to Section 5.4 of the employment agreement ; (c) any purported termination by St. Joe of the executive’s employment otherwise than as expressly permitted by the employment agreement; or (d) any failure by St. Joe to comply with and satisfy Section 9.3 of the employment agreement.

(3)
Pursuant to terms of the respective employment agreement, each executive, whether terminated without cause or for good reason, receives a continuation of health and welfare benefits for a period of 18 months following the date of termination.

Mr. Brady
As discussed in Compensation Discussion and Analysis under “Employment Agreements” on pages 12 to 13, Mr. Brady is not entitled to receive any benefits pursuant the employment agreement due to termination of his employment.
Director Compensation
Annual Retainer. For 2014, our Board approved the annual retainer fees set forth below, payable in cash. We do not pay meeting fees. Annual retainer fees are payable quarterly in advance.
$75,000 for each non-employee director;
an additional $25,000 for the Chairman of the Board;
an additional $10,000 for the Chair of the Governance and Nominating Committee;
an additional $12,500 for the Chair of the Compensation Committee; and
an additional $25,000 for the Chair of the Audit Committee.

Messrs. Berkowitz and Frank waived their rights to receive the annual retainer or committee chair fees for their service on the Board in 2014. In connection with Mr. Keil’s appointment as President and Interim CEO, Mr. Keil did not receive the annual retainer fee for the fourth quarter of 2014.
Annual Equity Grant. Following each annual meeting of our shareholders, the Compensation Committee grants an equity compensation award to each non-employee director. In 2014, the Compensation Committee granted to each non-employee director an equity grant with an aggregate fair market value of $50,000, based on the closing price of our common stock on the grant date.
Messrs. Berkowitz and Frank waived their rights to receive annual equity grants for their service on the Board in 2014. In lieu of the annual equity grant, the Compensation Committee approved paying Mr. Alvarez the equivalent value of the equity award in cash for 2014 and intends to do so in 2015.
Expense Reimbursement. We reimburse directors for travel expenses related to attending Board and committee meetings and for other company related business. In certain circumstances, we will pay the costs for directors to fly on a private airplane to attend Board and committee meetings or for other company business. We may also invite director spouses to accompany directors to some of our Board meetings, for which we pay or reimburse travel expenses. In addition, we reimburse directors for seminar fees and travel expenses associated with attending one approved educational seminar each year.
Charitable Matching Program. We have chosen to support the charitable and civic activities of our directors. We will match each director’s cash contributions to charities in which he serves as an officer or trustee up to an aggregate annual amount of $5,000 per director. We will also contribute to events at which directors are recognized for their services to charitable or civic causes. None of our directors participated in this program during 2014.

2014 Director Compensation
The following table sets forth the compensation paid in 2014 to each director, other than Mr. Keil whose 2014 compensation, both for his services as a director prior to August 2014 and for his services as Interim CEO for the remainder of 2014 are set forth above under Executive Compensation.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)($)	All Other Compensation ($)	Total ($)
Cesar L. Alvarez	135,000	—	—	135,000
Bruce R. Berkowitz(3)	—	—	—	—
Howard S. Frank(3)	—	—	—	—
Stanley Martin	97,389	50,009	—	147,397
Thomas P. Murphy, Jr.	37,500	50,009	—	87,509
Vito S. Portera	31,695	50,016	—	81,711
—————————

(1)
The amounts shown include the annual retainer fees for all directors. For Mr. Alvarez, the amount also includes $50,000 in cash granted in lieu of Mr. Alvarez’s annual equity grant for 2014. For Mr. Martin, the amount represents annual retainer fees of $513.70 for the second quarter of 2014 on a pro rata basis as Chair of the Compensation Committee and annual retainer fees of $6,250 for a full quarter as Chair of the Audit Committee. For Mr. Portera, the amount represents annual retainer fees for the third and fourth quarters of 2014 on a pro rata basis. For the period from the 2013 Annual Shareholder Meeting through the 2014 Annual Shareholder Meeting, directors had the option to elect to receive their annual retainer fees in cash or common stock. Mr. Murphy elected to receive his annual retainer fee in common stock only. As a result, Mr. Murphy did not receive an annual retainer fee for the first and second quarters of 2014. Commencing at the 2014 Annual Meeting, directors’ annual retainers will only be payable in cash.

(2)
Represents the grant date fair value of the Annual Equity Grant of 2,472 shares of common stock awarded to Messrs. Keil, Martin and Murphy on May 14, 2014, based on a closing market price of our common stock of $20.23 on May 14, 2014 and the grant date fair value of the Annual Equity Grant of 2,307 shares of common stock awarded to Mr. Portera on September 2, 2014, based on a closing market price of our common stock of $21.68 on September 2, 2014.

The amounts shown represent the grant date fair value under FASB ASC Topic 718. Please refer to Note 17 of our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 27, 2015, which we refer to as the 2014 Annual Report, for the assumptions utilized in calculating fair value. As of December 31, 2014, none of our Directors held unvested restricted stock units or unexercised options.

(3)	Messrs. Berkowitz and Frank waived their rights to receive any compensation for their service on the Board in 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Stock
The following table shows the number of shares of common stock held by all persons who are known by us to beneficially own or exercise voting or dispositive control over more than five percent of our outstanding common stock as of April 15, 2015:

Name and Address	Number of Shares Beneficially Owned	Percent of Class (1)
Fairholme Capital Management, LLC, Bruce R. Berkowitz and Fairholme Funds, Inc. 4400 Biscayne Boulevard, 9th Floor Miami, FL 33137	25,010,633(2)	27.1%
Blackrock, Inc. 40 East 52nd Street New York, NY 10022	18,205,737(3)	19.7%
Janus Capital Management, LLC and Janus Contrarian Fund 151 Detroit Street Denver, CO 80206	12,467,343(4)	13.5%
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, MD 21202	5,467,675(5)	5.9%

——————————

(1)	The percentages reported are based on 92,302,636 shares of common stock outstanding as of April 15, 2015.

(2)
Based on a Schedule 13D/A filed by Fairholme Capital Management, LLC, on November 8, 2013 (the “Fairholme 13D/A”).The Fairholme 13D/A states that Fairholme Capital Management, LLC and Bruce R. Berkowitz shared the power to vote or direct the vote of 23,841,602 shares and shared the power to dispose or direct the disposition of 25, 010,633 shares. The Fairholme 13D/A further states that Fairholme Funds, Inc. shared the power to vote or direct the vote of 23,136,502 shares and shared the power to dispose or direct the disposition of 23,136,502 shares.

(3)	Based on a Schedule 13G/A filed by Blackrock, Inc. on January 9, 2015.

(4)
Based on a Schedule 13G/A filed by Janus Capital Management, LLC on February 18, 2015. Janus Capital had the sole power to vote or direct the vote and the sole power to dispose or direct the disposition of 12,467,343 shares at December 31, 2014. Janus Contrarian has sole voting and dispositive power with respect to 10,451,593. Janus owns 96.81% of INTECH Investment Management (“INTECH”) and 100% of Perkins Investment Management LLC (“Perkins”), each of which are registered investment advisers which furnish advice to various investment companies and to individual and institutional clients (“Managed Portfolios”). Janus and INTECH disclaim pecuniary interests in such shares. Janus Contrarian is an investment company and one of the Managed Portfolios to which Janus Capital provides investment advice.

(5)
Based on a Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 11, 2015. Price Associates has sole voting power with respect to 1,030,217 shares it beneficially owns and sole dispositive power with respect to 5,467,675 shares it beneficially owns.

Common Stock Ownership by Directors and Executive Officers
The following table sets forth the number of shares of our common stock beneficially owned by the directors, the named executive officers and the directors and all named executive officers as a group, as of April 15, 2015.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Cesar L. Alvarez	—	—
Marek Bakun	—	—
Bruce R. Berkowitz	25,010,633(3)	27.1%
Patrick Bienvenue	—	—
Kenneth Borick	14,712(4)	*
Park Brady	29,838	*
Howard S. Frank	—	—
Jorge L. Gonzalez	—	—
David Harrelson	2,761(5)	*
Jeffrey Keil	10,880	*
Stanley Martin	10,880	*
Patrick W. Murphy	—	—
Thomas P. Murphy, Jr.	19,624	*
Vito S. Portera	2,307	*
Directors and Executive Officers as a Group (14 persons) (6)	25,101,635	27.2%
——————————

(1)	Each director and executive officer listed has sole or shared voting and dispositive power over the shares listed.

(2)	The percentages reported are based on 92,302,636 shares of common stock outstanding as of April 15, 2015. An “*” indicates less than 1% ownership.

(3)
The amount shown for Bruce R. Berkowitz is based on the number of shares reported on the Fairholme 13D/A. According to the Fairholme 13D/A, Mr. Berkowitz shared the power to vote or direct the vote of 23,841,602 shares and shared the power to dispose or direct the disposition of 25,010,633 shares.

(4)	Includes 2,595 shares issuable upon the exercise of stock options exercisable within 60 days.

(5)	Includes 1,446 shares issuable upon the exercise of stock options exercisable within 60 days.

(6)	Excludes shares owned by Mr. Brady. Mr. Brady retired from his position as Chief Executive Officer and resigned as a member of the Board of Directors of St. Joe effective August 14, 2014.

Item 13.     Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
Except as set forth below, since January 1, 2014, we have not had any relationships or transactions with any of our executive officers, directors, beneficial owners of more than 5% of our common stock or any immediate family member of such persons that were required to be reported pursuant to Item 404(a) of Regulation S-K.
In April 2013, we engaged Fairholme to serve as our investment adviser. Mr. Berkowitz, the Founder, Managing Member and Chief Investment Officer of Fairholme, and the President and a director of the Fairholme Fund, is the Chairman of our Board of Directors. The Fairholme Fund owned approximately 27.1% of our common stock as of the record date. Pursuant to the terms of an Investment Management Agreement, as amended, Fairholme has agreed to supervise and direct the investments of investment accounts established by us in accordance with the investment guidelines and restrictions set forth in such agreement. During 2014, the investment guidelines required that, as of the date of any investment (i) at least 50% of the investment accounts be held in cash or cash equivalents, (ii) no more than 15% of the investment accounts may be invested in securities of any one issuer (excluding the U.S. Government), (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee and (iv) the investment accounts may not be invested in common stock securities. Fairholme receives no compensation for its services as our investment advisor.
Director Independence
It is the policy of the Board that a majority of the members of the Board qualify as independent directors. To assist it in making independence determinations, the Board adopted categorical standards of director independence, which are attached as Annex A to our Corporate Governance Guidelines. The categorical standards of director independence are consistent with the independence standards set forth in Section 303A.02 of the NYSE listing standards.
Pursuant to our Corporate Governance Guidelines, the Board undertakes an annual review of director independence, which includes a review of each director’s responses to questionnaires asking about any relationships with us. This review is designed to identify and evaluate any transactions or relationships between a director or any member of his or her immediate family and us or members of our senior management.
In determining that Mr. Alvarez was independent, the Board considered the legal services provided to us by Greenberg Traurig, a law firm for which Mr. Alvarez serves as Co-Chairman. Following such consideration, the Board determined that the services provided by Greenberg Traurig did not affect Mr. Alvarez’s independence.

Based on its independence review and after considering the transactions described above, the Board determined that each of the following current directors (which together constitute all of the members of the Board other than Mr. Keil) is independent: Mr. Alvarez; Mr. Berkowitz; Mr. Frank; Mr. Martin; Mr. Murphy and Mr. Portera. Mr. Keil was independent until he became our President and Interim CEO in August 2014.

Item 14.     Principal Accounting Fees and Services

Our Audit Committee appointed KPMG to continue to serve as our independent registered public accounting firm, to audit the consolidated financial statements for our Company for the fiscal year ended December 31, 2014. KPMG has served as our independent registered public accounting firm since 1990.
Fees Paid to KPMG
We were billed for professional services provided with respect to fiscal years 2013 and 2014 by KPMG in the amounts set forth in the following table.

Services Provided	2013	2014
Audit Fees(1)	$819,460	$934,000
Audit-Related Fees	—	—
Tax Fees(2)	4,975	—
All Other Fees	—	—
Total	$824,435	$934,000
—————————

(1)
These professional services included fees associated with (i) the audit of our annual financial statements (Form 10-K); (ii) reviews of our quarterly financial statements (Forms 10-Q); and (iii) the audit of St. Joe’s internal control over financial reporting and attestation services in connection with St. Joe’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These amounts do not include reimbursement of expenses equaling $104,500 for 2013 and $51,700 for 2014.

(2)	These professional tax services include fees associated with assistance with tax planning strategies and tax examination assistance.
Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services
The Audit Committee’s Charter provides that the Audit Committee has the sole authority to appoint, retain, compensate, evaluate, oversee and terminate the work of our independent auditors (including the authority to resolve disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Included within this authority of the Audit Committee is the sole authority to pre-approve all auditing services, internal control-related audit services and permitted non-audit services to be provided by the independent auditors. The Audit Committee may delegate to its Chair the authority to pre-approve certain auditing services and non-audit services, provided that the Chair shall present such approvals at the next regularly scheduled Audit Committee meeting.
In connection with making any pre-approval decisions, the Audit Committee must consider whether the provision of such permitted non-audit services by KPMG is consistent with maintaining KPMG’s status as our independent auditors.
Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by KPMG during fiscal year 2014, as described above.

PART IV

Item 15.     Exhibits, Financial Statement Schedules
(3) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.
Exhibit Index

Exhibit Number	Description

31.1***	Certification by Chief Executive Officer.

31.2***	Certification by Chief Financial Officer.

***	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	April 30, 2015	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jeffrey C. Keil	President and Interim Chief Executive Officer	April 30, 2015
Jeffrey C. Keil	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	April 30, 2015
Marek Bakun	(Principal Financial Officer)

/s/ Joanne Viard	Chief Accounting Officer	April 30, 2015
Joanne Viard	(Principal Accounting Officer)

	Chairman	April 30, 2015
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	April 30, 2015
Cesar L. Alvarez

	Director	April 30, 2015
Howard S. Frank

/s/ Stanley Martin	Director	April 30, 2015
Stanley Martin

	Director	April 30, 2015
Thomas P. Murphy, Jr.

/s/ Vito S. Portera	Director	April 30, 2015
Vito S. Portera