Form 10-Q
period 2015-03-31
ST JOE CO
filed 2015-05-08
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of May 4, 2015, there were 92,302,636 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate, net	$321,122	$321,812
Cash and cash equivalents	289,708	34,515
Investments	385,380	636,878
Restricted investments (Note 14)	7,099	7,940
Notes receivable, net	22,354	24,270
Pledged treasury securities	25,512	25,670
Property and equipment, net of accumulated depreciation of $61.4 million and $60.3 million at March 31, 2015 and December 31, 2014, respectively	10,505	10,203
Other assets	34,400	31,990
Investments held by special purpose entities (Note 5)	209,412	209,857
Total assets	$1,305,492	$1,303,135
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$66,487	$63,804
Accounts payable	14,826	12,554
Accrued liabilities and deferred credits	32,588	34,911
Deferred tax liabilities	35,467	34,824
Senior Notes held by special purpose entity (Note 5)	177,366	177,341
Total liabilities	326,734	323,434
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,322,905 issued and 92,302,636 outstanding at March 31, 2015 and December 31, 2014	892,237	892,237
Retained earnings	78,844	80,582
Accumulated other comprehensive loss	(552)	(1,325)
Treasury stock at cost, 20,269 held at March 31, 2015 and December 31, 2014	(285)	(285)
Total stockholders’ equity	970,244	971,209
Non-controlling interest	8,514	8,492
Total equity	978,758	979,701
Total liabilities and equity	$1,305,492	$1,303,135
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

	March 31, 2015	December 31, 2014
ASSETS
Investment in real estate	$44,865	$43,709
Cash and cash equivalents	3,920	3,455
Other assets	7,618	8,781
Investments held by special purpose entities (Note 5)	209,412	209,857
Total assets	$265,815	$265,802
LIABILITIES
Long-term debt	$33,789	$31,618
Accounts payable	1,425	1,511
Accrued liabilities and deferred credits	2,064	4,142
Senior Notes held by special purpose entity (Note 5)	177,366	177,341
Total liabilities	$214,644	$214,612
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Real estate sales	$5,437	$577,761
Resorts and leisure revenues	7,803	6,997
Leasing revenues	2,045	1,189
Timber sales	1,806	8,139
Total revenues	17,091	594,086
Expenses:
Cost of real estate sales	3,137	62,103
Cost of resorts and leisure revenues	8,806	7,620
Cost of leasing revenues	634	417
Cost of timber sales	184	3,851
Other operating and corporate expenses	7,117	8,507
Depreciation, depletion and amortization	2,915	2,095
Total expenses	22,793	84,593
Operating (loss) income	(5,702)	509,493
Other income (expense):
Investment income, net	5,212	274
Interest expense	(2,876)	(639)
Other, net	577	776
Total other income	2,913	411
(Loss) income before equity in loss from unconsolidated affiliates and income taxes	(2,789)	509,904
Equity in loss from unconsolidated affiliates	—	(10)
Income tax benefit (expense)	1,073	(106,905)
Net (loss) income	(1,716)	402,989
Net (income) loss attributable to non-controlling interest	(22)	6
Net (loss) income attributable to the Company	$(1,738)	$402,995

NET (LOSS) INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,302,636	92,292,913
Net (loss) income per share attributable to the Company	$(0.02)	$4.37
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net (loss) income:	$(1,716)	$402,989
Other comprehensive (loss) income:
Net unrealized gains (losses) related to available-for-sale securities	1,257	(386)
Income tax (expense) benefit	(484)	149
Total	773	(237)
Defined benefit pension items:
Net loss arising during the period	—	(409)
Settlement included in net periodic cost	—	240
Amortization of loss included in net periodic cost	—	132
Income tax benefit	—	14
Total	—	(23)
Total other comprehensive income (loss), net of tax	773	(260)
Total comprehensive (loss) income, net of tax	$(943)	$402,729
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained earnings	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Net (loss) income	—	—	(1,738)	—	—	22	(1,716)
Other comprehensive income	—	—	—	773	—	—	773
Balance at March 31, 2015	92,302,636	$892,237	$78,844	$(552)	$(285)	$8,514	$978,758

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$(1,716)	$402,989
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	2,915	2,095
Loss on sale of investments	—	401
Equity in loss in from unconsolidated affiliates	—	10
Deferred income tax benefit	159	22,532
Cost of real estate sold	2,748	52,025
Expenditures for and acquisition of real estate to be sold	(2,213)	(1,870)
Timber Note (Note 5)	—	(200,000)
Deferred revenue	(64)	(13,370)
Accretion income and other	(658)	(341)
Changes in operating assets and liabilities:
Payments received on notes receivable	1,980	780
Other assets	(997)	(1,329)
Accounts payable and accrued liabilities	152	4,143
Income taxes (receivable) payable	(1,233)	84,071
Net cash provided by operating activities	1,073	352,136
Cash flows from investing activities:
Expenditures for Pier Park North joint venture (Note 8)	(1,716)	(10,144)
Purchases of property and equipment	(900)	(1,096)
Purchases of investments	—	(163,116)
Maturities of investments	125,416	25,000
Sales of investments	128,272	2,621
Sales of restricted investments (Note 14)	877	—
Contributions to unconsolidated affiliates	—	(148)
Net cash provided by (used in) investing activities	251,949	(146,883)
Cash flows from financing activities:
Borrowings on construction loan in Pier Park joint venture (Note 8)	2,171	10,323
Principal payments for long term debt	—	(51)
Net cash provided by financing activities	2,171	10,272
Net increase in cash and cash equivalents	255,193	215,525
Cash and cash equivalents at beginning of the period	34,515	21,894
Cash and cash equivalents at end of the period	$289,708	$237,419

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash paid during the period for:
Interest expense	$4,864	$708
Income taxes	$—	$474
Non-cash financing and investing activities:
Increase in Community Development District debt	$671	$467
Decrease in pledged treasury securities related to defeased debt	$158	$149
Expenditures for investing properties and property and equipment financed through accounts payable	$4	$1,929
Exchange of Timber Note for investments held by special purpose entity (Note 5)	$—	$200,000
Capital contributions to special purpose entity from non-controlling interest (Note 5)	$—	$3,492

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a real estate development and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods the Company’s reportable operating segments were residential real estate, commercial real estate, resorts, leisure and leasing operations and forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform with the 2015 presentation. The change in reporting segments had no effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the periods presented. See Note 16, Segment Information.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2014 balance sheet amounts have been derived from the Company’s December 31, 2014 audited consolidated financial statements.
The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Recently Adopted Accounting Pronouncements
Discontinued operations
In April 2014, the Financial Accounting Standard Board (“FASB”) issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. In addition, this ASU mandates expanded disclosures about the discontinued operation and requires disclosures about disposals that do not qualify as discontinued operations. This guidance is applied prospectively and the Company adopted it as of January 1, 2015. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows.

Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance is effective for annual and interim periods beginning after December 15, 2016, with no early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows. The Company has not adopted this ASU as of March 31, 2015.
Debt issuance costs
In April 2015, the FASB issued an amendment to the ASU that simplifies the presentation of debt issuance costs and requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. The new guidance should be applied on a retrospective basis and is effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this guidance will have a material impact on its financial position. The Company has not adopted this ASU as of March 31, 2015.
Consolidation
In February 2015, the FASB issued an ASU that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The new guidance will be effective for the Company as of January 1, 2017. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements. The Company has not adopted this ASU as of March 31, 2015.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	March 31, 2015	December 31, 2014
Development property:
Residential real estate	$102,987	$102,408
Commercial real estate	59,408	59,405
Leasing operations	1,831	3,680
Forestry	3,278	3,278
Corporate	2,059	2,019
Total development property	169,563	170,790

Operating property:
Residential real estate	$8,084	$8,084
Resorts and leisure	108,630	110,136
Leasing operations	75,436	72,045
Forestry	18,922	18,839
Other	48	50
Total operating property	211,120	209,154
Less: Accumulated depreciation	59,561	58,132
Total operating property, net	151,559	151,022
Investment in real estate, net	$321,122	$321,812

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs, which also include common development costs such as roads and sewers. Leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. As the remainder of the operations commence at Pier Park North, substantially all of the Pier Park North property included in development property as of March 31, 2015 will be reclassified as operating property.

Operating property includes property that the Company uses for daily operations and activities. The resorts and leisure operating property includes the WaterColor Inn, golf courses and marinas. Leasing operating property includes property developed by the Company and used for retail and commercial rental purposes, including property in our consolidated joint venture at Pier Park North. Operating property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
The Company had capitalized indirect development costs, primarily related to the consolidated joint venture at Pier Park North, of less than $0.1 million and $0.3 million, during the three months ended March 31, 2015 and 2014, respectively.

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
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three months ended March 31, 2015 and 2014.

4. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in Investment income, net. In addition, at March 31, 2015, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At March 31, 2015 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Commercial paper (1)	$248,294	$60	$—	$248,354
U.S. Treasury securities	259,923	6	—	259,929
Corporate debt securities	101,973	—	780	101,193
Preferred stock	23,694	564	—	24,258
	633,884	$630	$780	$633,734

(1)	Recorded in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

At December 31, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$509,783	$32	$—	$509,815
Corporate debt securities	101,587	—	1,482	100,105
Preferred stock	26,963	—	5	26,958
	$638,333	$32	$1,487	$636,878

Fairholme Capital Management, L.L.C. (“Fairholme Capital”), serves as an investment advisor to the Company. As of March 31, 2015, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital receives no compensation for its services as the Company’s investment advisor.

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

As of March 31, 2015, the investment account included $23.4 million of money market funds and $248.4 million of commercial paper (all of which are classified within cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets), $259.9 million of U.S. Treasury securities, $101.2 million of corporate debt securities and $24.3 million of preferred stock investments (all of which are classified within investments on the Company’s Condensed Consolidated Balance Sheets). As of March 31, 2015, the Company’s corporate debt securities were invested in one issuer that is a national retail chain that is non-investment grade and the Company’s preferred stock investments were invested in one issuer that is a financial services firm that is non-investment grade.

During the three months ended March 31, 2015, there were no realized losses from the sale of available-for-sale securities, proceeds from the sale of available-for-sale securities were $128.3 million and proceeds from the maturity of available-for-sale securities were $125.0 million. During the three months ended March 31, 2014, realized losses from the sale of available-for-sale securities were $0.4 million, proceeds from the sale of available-for-sale securities were $2.6 million and proceeds from the maturity of U.S. Treasury securities were $25.0 million.

At March 31, 2015 and December 31, 2014, there were no unrealized losses related to commercial paper, U.S. Treasury securities or preferred stock investments. As of March 31, 2015, corporate debt securities that have been in a continuous unrealized loss position for more than twelve months had a fair value of $49.1 million and had $0.4 million of unrealized losses. As of March 31, 2015, corporate debt securities that have been in a continuous unrealized loss position for less than twelve months had a fair value of $52.1 million and had $0.4 million of unrealized losses.

As of December 31, 2014, corporate debt securities that have been in a continuous unrealized loss position for more than twelve months had a fair value of $14.3 million and had $0.2 million of unrealized losses. As of December 31, 2014, corporate debt securities that have been in a continuous unrealized loss position for less than twelve months had a fair value of $85.8 million and had $1.3 million of unrealized losses.

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
During the third quarter of 2014, the Company determined that unrealized losses related to its corporate debt securities were other-than-temporary and the Company recorded $1.3 million related to credit-related losses. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The non-credit component was recorded in Accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014.

The net carrying value and estimated fair value of investments classified as available-for-sale at March 31, 2015, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$508,217	$508,283
Due after one year through five years	101,973	101,193
	610,190	609,476
Preferred stock	23,694	24,258
	$633,884	$633,734

5. AgReserves Sale
Real estate sales for the three months ended March 31, 2014, includes the sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). On March 5, 2014, the Company completed the AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “AgReserves SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the AgReserves SPE, in favor of the Company. The AgReserves SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
In April 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by the Company (“NFTF”). NFTF monetized the Timber Note by issuing $180 million aggregate principal amount of its 4.750% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.483% of the face value to third party investors. The Senior Notes are payable solely by the property of NFTF and the investors holding the Senior Notes of NFTF have no recourse against the Company for payment of the Senior Notes or the related interest expense. The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF.

The Company owns the equity interest in NFTF, but no equity interest in the AgReserves SPE. Both the AgReserves SPE and NFTF are distinct legal entities and the assets of the AgReserves SPE and NFTF are not available to satisfy the Company's liabilities or obligations and the liabilities of the AgReserves SPE and NFTF are not the Company's liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the AgReserves SPE or NFTF, the Company is not obligated to contribute any funds to either the AgReserves SPE or NFTF.
The Company has determined that it is the primary beneficiary of the AgReserves SPE and NFTF, and therefore, the AgReserves SPE's and NFTF's assets and liabilities are consolidated in the Company's financial statements as of March 31, 2015. The carrying amounts of the AgReserves SPE's and NFTF's assets and non-recourse liabilities were $211.9 million and $178.1 million, respectively, as of March 31, 2015. The consolidated assets of the AgReserves SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $1.0 million on the time deposit, U.S. Treasuries of $9.3 million, cash of $0.3 million and deferred issuance costs of $1.4 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.4 million net of the $2.6 million discount and $0.7 million of accrued interest expense on the Senior Notes.
During the three months ended March 31, 2015, the Company’s Condensed Consolidated Statements of Operations includes the following related to the AgReserves SPE and NFTF: (i) $2.0 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) $2.2 million of interest expense for the Senior Notes, amortization of the discount and issuance costs.
The Company has classified the U.S. Treasury securities held by the AgReserves SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities are recorded at amortized cost, which approximates fair value as of March 31, 2015. The U.S. Treasuries mature over the fifteen year period or $0.8 million within one year, $3.7 million after one year through five years, $3.1 million after five years through ten years and $1.7 million after ten years.

6. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
	2015	2014
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$2,257	$524
Accretion income	621	112
Realized losses on the sale of investments	—	(401)
Total net investment income from available-for-sale securities	2,878	235
Interest income from investments in special purpose entities (Note 5)	2,003	—
Interest accrued on notes receivable	331	39
Total investment income, net	5,212	274
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 5)	(2,188)	—
Interest expense	(688)	(639)
Total interest expense	(2,876)	(639)
Other, net
Accretion income from retained interest investments	211	211
Hunting lease income	210	380
Other income, net	156	185
Other, net	577	776
Total other income	$2,913	$411
Investment income, net

Interest and dividend income includes interest income accrued on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale security. Realized losses on the sale of investments include the loss recognized on the sale of an available-for-sale security prior to maturity. See Note 4, Investments.

Interest income from investments in special purpose entities primarily includes interest accrued on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by special purpose entity. See Note 5, AgReserves Sale.

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

Other, net

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 11.6%. Hunting lease income is recognized as income over the term of the lease.

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
The financial instruments measured at fair value on a recurring basis at March 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$23,406	$—	$—	$23,406
Commercial paper	248,354	—	—	248,354
Debt securities:
U.S. Treasury securities	259,929	—	—	259,929
Corporate debt securities	—	101,193	—	101,193
Preferred stock	—	24,258	—	24,258
Restricted investments:
Guaranteed income fund	—	7,099	—	7,099
	$531,689	$132,550	$—	$664,239

The financial instruments measured at fair value on a recurring basis at December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$19,971	$—	$—	$19,971
Debt securities:
U.S. Treasury securities	509,815	—	—	509,815
Corporate debt securities	—	100,105	—	100,105
Preferred stock	—	26,958	—	26,958
Restricted investments:
Guaranteed income fund	—	7,940	—	7,940
	$529,786	$135,003	$—	$664,789

Money market funds, U.S. Treasury securities and commercial paper are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s Condensed Consolidated Balance Sheets.

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
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2015 and December 31, 2014, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity, and a rate of return. The Prudential Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and are categorized as level 2 financial instruments. The Company’s Retirement Plan Investment Committee will be responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 14, Employee Benefit Plans.

Fair Value of Financial Instruments

•	The fair value of the Company’s pledged treasury securities is based on quoted market prices in an active market.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate. See Note 5, AgReserves Sale.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 5, AgReserves Sale.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate. See Note 5, AgReserves Sale.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2015			December 31, 2014
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$25,512	$26,002	1	$25,670	$26,501	1
Retained interest investments	$9,974	$13,055	3	$9,932	$13,026	3
Investments held by special purpose entities (Note 5)	$209,412	209,473	3	$209,857	$209,679	3
Liabilities
Senior Notes held by special purpose entity (Note 5)	$177,366	177,966	3	$177,341	$177,940	3

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
As such, the government backed securities and the related debt (see Note 11, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “2008 SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The 2008 SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the 2008 SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the 2008 SPEs, the Company is not obligated to contribute any funds to the 2008 SPEs. The Company has determined that it is not the primary beneficiary of the 2008 SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs, nor does the Company perform any service activity related to the 2008 SPEs. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of March 31, 2015.
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the 2008 SPEs is the receipt of the net interest payments and the remaining principal of approximately $15.2 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024.
The Company has a beneficial or retained interest investment related to the 2008 SPEs of $10.0 million and $9.9 million as of March 31, 2015 and December 31, 2014, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the 2008 SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three months ended March 31, 2015 and 2014.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Condensed Consolidated Balance Sheets.

8. Real Estate Joint Ventures
The Company enters into real estate joint ventures, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.
Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company has contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of March 31, 2015. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan could be disbursed, which were met in 2013. As of March 31, 2015 and December 31, 2014, $33.8 million and $31.6 million, respectively, were outstanding on the construction loan. Pursuant to the construction loan agreement the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
As of March 31, 2015, the Company’s capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34%, to the Company and its partner, respectively, subject to the ability of the Company’s partner to increase its percentage ownership interest to 40%.
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

In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE. The Company has determined that the Company is the primary beneficiary as it has both the power to direct the activities that most significantly impact the joint venture’s economic performance and the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company. If it is determined by the joint venture’s executive committee that an additional capital contribution is needed, the partners shall be afforded the right, but shall not have the obligation, to make a capital contribution based on the partner’s respective percentage interest.
As of March 31, 2015, the carrying amounts of the real estate VIEs’ assets that are consolidated were $53.9 million and non-recourse liabilities $36.6 million, including debt of $33.8 million, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. Each VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, that VIE, and not the Company, except for the above described guarantees and covenants.
Unconsolidated Real Estate VIE
As of March 31, 2015, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	March 31, 2015	December 31, 2014
BALANCE SHEETS:
Cash and cash equivalents	$14,987	$15,461
Other assets	58	57
Total assets	$15,045	$15,518

Accounts payable and other liabilities	$483	$605
Equity(1)	14,562	14,913
Total liabilities and equity	$15,045	$15,518

(1) In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the ALP’s change in accounting.

For the three months ended March 31, 2015 and 2014, ALP reported a net loss of $0.6 million and $0.4 million, respectively.

9. Notes Receivable, net
Notes receivable, net consists of the following:

	March 31, 2015	December 31, 2014
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, all accrued interest and remaining principal and interest payment due June 2015	$18,600	$19,600
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,147	2,147
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2015	1,102	2,011
Various mortgage notes, secured by certain real estate bearing interest at various rates	505	512
Total notes receivable, net	$22,354	$24,270
On April 2, 2014, the Company completed its sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note, (3) the assumption of the Company’s Rivers Edge Community Development District assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company expects to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company’s control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. The Company has not recorded a receivable for the estimated impact fees to be received and will record any revenues related to the receipt of the impact fees at the time of receipt. The Company did not receive any impact fees during the three months ended March 31, 2015 and has received approximately $0.1 million as of March 31, 2015.
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

10. Other Assets

Other assets consist of the following:

	March 31, 2015	December 31, 2014
Retained interest investments	$9,974	$9,932
Accounts receivable, net	3,786	4,385
Prepaid expenses	5,276	4,783
Straight line rent	3,202	2,869
Income tax receivable	2,011	778
Other assets	8,816	6,305
Accrued interest receivable for Senior Notes held by special purpose entity (Note 5)	1,335	2,938
Total other assets	$34,400	$31,990

11. Debt

Debt consists of the following:

	March 31, 2015	December 31, 2014
In-substance defeased debt, interest payable at 5.62%, secured and paid by pledged treasury securities, due October 1, 2015	$25,512	$25,670
Community Development District debt, secured by certain real estate and standby note purchase agreements, due through May 2039, interest payable at 2.25% to 7.0%	7,186	6,516
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.27% and 2.26% at March 31, 2015 and December 31, 2014, respectively	33,789	31,618
Total debt	$66,487	$63,804
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $7.2 million and $6.5 million related to CDD assessments as of March 31, 2015 and December 31, 2014, respectively. The Company’s total outstanding CDD assessments were $22.6 million and $22.7 million at March 31, 2015 and December 31, 2014, respectively. The Company pays interest on the total outstanding CDD assessments.

In February 2013, the Company’s Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. As of March 31, 2015 and December 31, 2014, $33.8 million and $31.6 million, respectively were outstanding on the construction loan. See Note 8, Real Estate Joint Ventures.

The aggregate maturities of debt subsequent to March 31, 2015 are:

March 31, 2015

2015	25,625
2016	33,906
2017	121
2018	126
2019	130
Thereafter	6,579
$66,487

12. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	March 31, 2015	December 31, 2014
Accrued compensation	$1,933	$2,673
Deferred revenue	15,112	15,309
Membership deposits	8,542	8,426
Other accrued liabilities	6,289	5,651
Accrued interest expense for Senior Notes held by special purpose entity (Note 5)	712	2,852
Total accrued liabilities and deferred credits	$32,588	$34,911
Deferred revenue at March 31, 2015 and December 31, 2014 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes
Income tax expense (benefit) differed from the amount computed by applying the federal statutory rate of 35% to pre-tax loss or income as a result of the following:

	Three Months Ended March 31,
	2015	2014
Tax at the statutory federal rate	(35.0)%	35.0%
State income taxes (net of federal benefit)	(3.5)	3.5
Decrease in valuation allowance	(0.5)	(17.5)
Other	0.5	—
Effective tax rate	(38.5)%	21.0%

As of March 31, 2015, the Company had no federal net operating loss carryforwards and had $323.9 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $93.1 million. During the three months ended March 31, 2014, the Company reversed $89.3 million of the valuation allowance that was recorded as of December 31, 2013. As of March 31, 2015, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $6.2 million for these deferred tax assets.

14. Employee Benefit Plans
The Company previously sponsored a cash balance defined benefit pension plan that covered substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Pension Plan. The Pension Plan was frozen in March 2013 pending regulatory approvals, which were received in August 2014. As of December 31, 2014, the Pension Plan assets have been distributed to Pension Plan participants and $7.9 million was distributed to the Company’s 401(k) Plan to pay additional future benefits to current and future 401(k) plan participants for up to the next seven years. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to the Company in December 2014.
A summary of the net periodic pension cost related to the Pension Plan for the three months ended March 31, 2014 are as follows:

Three Months Ended March 31, 2014
Interest cost	$185
Expected loss on assets	137
Settlement charges	240
Amortization of loss	132
Net periodic pension cost	$694
As of March 31, 2014, the assumptions used to develop net periodic pension cost and benefit obligations were the discount rate of 3.9% and expected long-term rate on plan assets of 0%.
Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination described above, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At March 31, 2015 and December 31, 2014, the fair value of these assets were recorded in Restricted investments on the Company’s Condensed Consolidated Balance Sheets and were $7.1 million and $7.9 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next seven years. During the three months ended March 31, 2015, the Company recorded an expense of $0.9 million for the fair value of the assets that were allocated to participants during that period. In addition, any gains and losses on these assets will be reflected in the Company’s condensed consolidated financial statements, which were less than a $0.1 million gain for the three months ended March 31, 2015. Refer to Note 7, Financial Instruments and Fair Value Measurements.

15. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, for the three months ended March 31, 2015 and 2014:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)
Other comprehensive income before reclassifications	—	773	773
Accumulated other comprehensive loss at March 31, 2015	$—	$(552)	$(552)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(252)	(484)	(736)
Amounts reclassified from accumulated other comprehensive loss	229	247	476
Other comprehensive loss	(23)	(237)	(260)
Accumulated other comprehensive loss at March 31, 2014	$(5,415)	$(2,362)	$(7,777)

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31,
Details about Accumulated Other Comprehensive Loss Components	2015	2014	Affected Line in the Condensed Consolidated Statements of Operations
Defined benefit pension items
Amortization of loss	$—	$132	Net periodic pension costs, Note 14, Employee Benefit Plans
Settlement cost	—	240	Net periodic pension costs, Note 14, Employee Benefit Plans
Total before tax	—	372
Income tax benefit	—	143
Net of tax	—	229

Items related to available-for-sale securities
Realized loss on sale	—	401	Investment income, net, Note 4, Investments
Income tax benefit	—	154
Net of tax	—	247

Total reclassifications for the period, net of tax	$—	$476

16. Segment Information
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing and 5) forestry. In prior periods the Company’s reportable operating segments were residential real estate, commercial real estate, resorts, leisure and leasing operations and forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform with the 2015 presentation. The change in reporting segments had no effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the periods presented.
The residential real estate segment generates revenues from the development and sale of homes and homesites. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenues and costs from the WaterColor Inn and Resort, vacation rental programs, management of The Pearl Hotel, four golf courses, marina operations and other related resort activities. The leasing segment generates revenues and costs from retail and commercial leasing operations, including the Company’s consolidated joint venture at Pier Park North. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.

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
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Condensed Consolidated Statements of Operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.
Information by business segment is as follows:

	Three Months Ended March 31,
	2015	2014
Operating Revenues
Residential real estate	$5,411	$5,718
Commercial real estate	—	2,285
Resorts and leisure	7,803	6,997
Leasing operations	2,045	1,189
Forestry	1,806	577,873
Other	26	24
Consolidated operating revenues	$17,091	$594,086

(Loss) income before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$382	$243
Commercial real estate	(604)	800
Resorts and leisure	(2,931)	(1,754)
Leasing operations	201	224
Forestry	1,637	514,099
Other	(1,474)	(3,708)
Consolidated (loss) income before equity in loss from unconsolidated affiliates and income taxes	$(2,789)	$509,904

	March 31, 2015	December 31, 2014
Total Assets:
Residential real estate	$133,013	$135,317
Commercial real estate	63,056	62,931
Resorts and leisure	77,176	79,021
Leasing operations	76,599	74,800
Forestry	17,272	20,521
Other	938,376	930,545
Total assets	$1,305,492	$1,303,135

17. Commitments and Contingencies

The Company establishes an accrued liability when it believes it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company will evaluate the range of reasonably estimated losses and records an accrued liability based on what it believes to be the minimum amount in the range, unless it believes an amount within the range is a better estimate than any other amount. In such cases, there may be an exposure to loss in excess of the amounts accrued. The Company evaluates quarterly whether further developments could affect the amount of the accrued liability previously established or would make a loss contingency both probable and reasonably estimable.

The Company also provides disclosure when it believes it is reasonably possible that a loss will be incurred or when it believes it is reasonably possible that the amount of a loss will exceed the recorded liability. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.
The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business, including litigation related to its prior homebuilding activities and those described herein. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims, other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.
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

Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.4 million at March 31, 2015 and December 31, 2014. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.

On January 4, 2011 the Company received notice from the Staff (the “Staff”) of the Securities and Exchange Commission (the “SEC”) of the initiation of an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. On January 20, 2015, the Company received a written “Wells Notice” from the Staff indicating the Staff’s preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws. The Staff has informed the Company that the Wells Notice relates to historical accounting and disclosure practices and real estate asset valuations principally as reflected in the Company’s financial results for 2010, 2009 and prior periods. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. If the Staff makes a recommendation to the SEC, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 20, 2015, the Company submitted to the Staff a Wells submission to explain its views concerning such matters. The Company is unable to predict the outcome of the matter, any potential enforcement actions the Staff may recommend or that the SEC may file or any impact on the Company that may arise as a result of such actions. The Company has not established a liability for this matter because it believes that the outcome is not determinable at this time.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At March 31, 2015 and December 31, 2014, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.1 million and $8.3 million, respectively.
At March 31, 2015, the Company has a total of $4.7 million in contractual obligations, which $3.6 million are for the remainder of 2015, $0.3 million are for 2016 and $0.8 million are for 2017 and thereafter.

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

18. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2015, the Company had $259.9 million invested in U.S. Treasury securities, $101.2 million invested in one issuer of corporate debt securities that is non-investment grade and $24.3 million was invested in one issuer of preferred stock that is a financial services firm that is non-investment grade. In addition, as of March 31, 2015, the Company had investments in short term commercial paper from six issuers of $248.4 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are a real estate development and operating company with real estate assets currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, leasing operations or forestry operations. We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our real estate investments and liquid assets. We may explore the sale of assets opportunistically or when we believe they have reached their highest and best use.

Cash flow from investments

As a result of the Agreserves Sale and RiverTown Sale, we have significant liquid assets. We currently have a significant portion of these assets invested in available-for-sale securities. However, we intend to seek additional opportunities to invest these funds that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investments trusts, and other investments in illiquid securities where we believe we can increase our returns.

Segments
We conduct primarily all of our business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods our reportable operating segments were residential real estate, commercial real estate, resorts, leisure and leasing operations and forestry. Our leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, we have changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with our resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform with the 2015 presentation. The change in reporting segments has no effect on our condensed consolidated financial position, results of operations or cash flows for the periods presented.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale during the three months ended March 31, 2014. Refer to Note 5, AgReserves Sale, for further information on the AgReserves Sale.

	Three Months Ended March 31,
	2015	2014
Segment Operating Revenues
Residential real estate	31.7%	24.7%
Commercial real estate	—%	9.9%
Resorts and leisure	45.7%	30.2%
Leasing operations	12.0%	5.1%
Forestry	10.6%	30.1%
Consolidated operating revenues	100.0%	100.0%

For more information regarding our operating segments, see Note 16, Segment Information of our unaudited condensed consolidated financial statements included in this quarterly report.

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

Commercial Real Estate
In our commercial real estate segment we plan, develop and entitle our land holdings for a variety of uses including a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses. From time to time, our commercial real estate segment may also sell certain properties in our resorts and leisure or leasing operations segments.

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

Resorts and Leisure
Our resorts and leisure segment generates revenues primarily from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities.

WaterColor Inn, Vacation Rentals and Other Management Services– Our WaterColor Inn and vacation rentals include the WaterColor Inn and Resort, our restaurants, vacation rental businesses and management services of The Pearl Hotel. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Our vacation rental business generates revenues from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenues. The vacation rental business also incurs expenses from marketing, personnel and general maintenance for the homeowner. Revenues generated from our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs.

Clubs and Resorts – Our clubs and resorts include our golf courses and resort facilities that generate revenues from memberships, daily play at those golf courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees. St. Joe Club & Resorts is our private membership club that provides members, participating homeowners and their rental guests access to our clubs.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies during the first three months of 2015, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Some of our businesses may be affected by seasonal fluctuations. For example, revenues from our resorts and leisure segment are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect described above, variability in our results of operations is further heightened by the change in our customer mix in our residential real estate business from some retail sales, which have a more consistent flow of revenues, to predominantly sales to homebuilders, who tend to buy in sporadic, bulk purchases. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period. See “Item 1A-Risk Factors-Risks Related to Our Current Business--Our results of operations may vary significantly from period to period which could adversely impact our stock price, results of operations, cash flows and financial condition” in Item 1A of our Form 10-K for the year ended December 31, 2014.

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2015 and 2014. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of the AgReserves Sale. Included in the results for the three months ended March 31, 2014, is pre-tax income of $511.1 million, which includes $1.2 million of severance costs recorded in Other operating and corporate expenses, for the AgReserves Sale. Refer to Note 5, AgReserves Sale, for further information on the AgReserves Sale.

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Real estate sales	$5.4	$577.8
Resorts and leisure revenues	7.8	7.0
Leasing revenues	2.1	1.2
Timber sales	1.8	8.1
Total	17.1	594.1
Expenses:
Cost of real estate sales	3.1	62.1
Cost of resorts and leisure revenues	8.8	7.6
Cost of leasing revenues	0.7	0.4
Cost of timber sales	0.2	3.9
Other operating and corporate expenses	7.1	8.5
Depreciation, depletion and amortization	2.9	2.1
Total	22.8	84.6
Operating (loss) income	(5.7)	509.5
Other income (expense):
Investment income, net	5.2	0.3
Interest expense	(2.9)	(0.6)
Other, net	0.6	0.7
Total other income	2.9	0.4
(Loss) income before income taxes	(2.8)	509.9
Income tax benefit (expense)	1.1	(106.9)
Net (loss) income	$(1.7)	$403.0

Real Estate Sales and Gross Margin.

	Three Months Ended March 31,
	2015	% (1)	2014	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$5.4	100.0%	$5.7	1.0%
Commercial real estate sales	—	—%	2.4	0.4%
AgReserves Sale	—	—%	569.7	98.6%
Real estate sales	$5.4	100.0%	$577.8	100.0%

Gross profit:
Residential real estate sales	$2.3	42.6%	$2.9	50.9%
Commercial real estate sales	—	—%	1.6	66.7%
AgReserves Sale	—	—%	511.2	—%
Gross profit	$2.3	42.6%	$515.7	89.3%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. Residential real estate sales decreased $0.3 million, or 5%, during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to a decrease of available homesites in our resort communities. There were no commercial real estate sales during the three months ended March 31, 2015, as compared to commercial real estate sales of $2.4 million during the same period in 2014.

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

Included in revenues from real estate sales during the three months ended March 31, 2014, was revenue of $569.7 million for the AgReserves Sale. Real estate sales for the AgReserves Sales, included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

Real Estate Sales Gross Profit. During the three months ended March 31, 2015, gross profit was $2.3 million, or 42.6%, as compared to 55.6%, excluding the AgReserves Sale, during the same period in 2014. The decrease in the gross profit margin is due to the mix of residential homesites sold and the decrease in commercial sales during the three months ended March 31, 2015, as compared to the same period in 2014. During the three months ended March 31, 2015, there were more residential sales of homesites from our primary communities as compared to sales of homesites from our resort communities and commercial sales during the same period in 2014.

As a result of the AgReserves Sale, we do not expect to have continuing substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.

Resorts and Leisure Revenues and Gross Profit.

	Three Months Ended March 31,
	2015	2014
	Dollars in millions
Resorts and leisure revenues	$7.8	$7.0
Gross profit	$(1.0)	$(0.6)
Gross profit margin	(12.8)%	(8.6)%

Resorts and leisure revenues increased $0.8 million, or 11%, during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Our gross profit margin has decreased during the three months ended March 31, 2015, primarily due to an increase in spending for marketing and reservation costs as compared to the same period in 2014.
Leasing Revenues and Gross Profit.

	Three Months Ended March 31,
	2015	2014
	Dollars in millions
Leasing revenues	$2.1	$1.2
Gross profit	$1.4	$0.8
Gross profit margin	66.7%	66.7%

Leasing revenues increased $0.9 million, or 75%, during the three months ended March 31, 2015, as compared to the same period in 2014. The increase in revenues and gross profit margin is primarily attributable to an increase of $0.9 million in revenues from leases in our Pier Park North joint venture, resulting from leases that commenced after March 31, 2014.
Timber Sales and Gross Profit.

	Three Months Ended March 31,
	2015	2014
	Dollars in millions
Timber sales	$1.8	$8.1
Gross profit	$1.6	$4.2
Gross profit margin	88.9%	51.9%

The decrease in timber sales of $6.3 million, or 78%, during the three months ended March 31, 2015, as compared to the same period in 2014, are primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the three months ended March 31, 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the three months ended March 31, 2014. We expect our timber sales and related costs to substantially decrease following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.

Other operating and corporate expenses. Other operating and corporate expenses decreased by $1.4 million, or 16%, during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to $1.2 million of severance costs associated with the AgReserves Sale.
Investment income. Investment income primarily includes (i) interest earned, realized losses and accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the AgReserves SPE. See Note 5, AgReserves Sale, for further information on the AgReserves Sale.

	Three Months Ended March 31,
	2015	2014
Net investment income from available-for-sale securities
Interest and dividend income	$2.3	$0.5
Accretion income	0.6	0.1
Realized losses on the sale of investments	—	(0.4)
Total net investment income from available-for-sale securities	2.9	0.2
Interest income from investments in special purpose entities (Note 5)	2.0	—
Interest accrued on notes receivable	0.3	0.1
Total investment income, net	$5.2	$0.3

Investment income increased $4.9 million during the three months ended March 31, 2015, as compared to the same period in 2014, due to (i) an increase of $2.7 million from our available-for-sale securities, primarily due to the increase in our investment balances since March 31, 2014, (ii) $0.2 million from interest earned on mortgage notes receivable and (iii) $2.0 million from interest earned on the time deposit held by the AgReserves SPE. See Note 5, AgReserves Sale, for further information on the AgReserves Sale.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan for our consolidated Pier Park North joint venture. See Note 5, AgReserves Sale, for further information on the AgReserves Sale.

	Three Months Ended March 31,
	2014	2013
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 5)	$2.2	$—
Interest expense	0.8	0.5
Total interest expense	$3.0	$0.5

Interest expense increased $2.5 million during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to interest expense of $2.2 million for the Senior Notes issued by NFTF and interest expense of $0.3 million on the construction loan for our Pier Park North joint venture, partially offset by a decrease in interest expense on our CDD assessments due to the sale of our RiverTown community during the second quarter of 2014.
Income tax expense. We recorded income tax benefit of $1.1 million during the three months ended March 31, 2015, as compared to tax expense of $106.9 million during the same period in 2014. Our effective tax rate was (38.5)% for the three months ended March 31, 2015, as compared to 21.0% during the same period in 2014. During the three months ended March 31, 2014, we reversed $89.3 million of the valuation allowances established on our net deferred tax assets as of December 31, 2013, which reduced our effective rate for the three months ended March 31, 2014.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Real estate sales	$5.2	$5.5
Other revenues	0.2	0.2
Total revenues	5.4	5.7
Expenses:
Cost of real estate sales and other revenues	3.1	2.8
Other operating expenses	1.8	2.1
Depreciation and amortization	0.2	0.2
Total expenses	5.1	5.1
Operating income	0.3	0.6
Other income (expense)	0.1	(0.4)
Net income before income taxes	$0.4	$0.2

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

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Three Months Ended March 31, 2015					Three Months Ended March 31, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	7	$2.9	$1.2	$1.7	58.6%	13	$3.7	$1.5	$2.2	59.5%
Resort home	1	0.8	0.8	—	—%	—	—	—	—	—%
Primary homesites	49	1.5	0.9	0.6	40.0%	19	1.5	1.1	0.4	26.7%
RiverTown community	—	—	—	—	—%	7	0.3	0.1	0.2	66.7%
Total	57	$5.2	$2.9	$2.3	44.2%	39	$5.5	$2.7	$2.8	50.9%

Northwest Florida resort homesites and home. Revenues from real estate homesite sales decreased $0.8 million, or 21.6%, during the three months ended March 31, 2015, as compared to the same period in 2014, due a decrease of available homesites. Gross profit margins decreased to 58.6% during the three months ended March 31, 2015, as compared to 59.5% during the same period in 2014, primarily due to mix of homesites sold during each respective period.

Northwest Florida primary homesites. Gross profit margin increased to 40.0% during the three months ended March 31, 2015, as compared to 26.7% during the same period in 2014, primarily due to the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

RiverTown community. We completed the sale of our RiverTown community during the second quarter of 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.3 million during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to lower carrying costs of our real estate.
During the three months ended March 31, 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense primarily includes interest earned on our mortgage notes receivable and interest expense on our CDD assessments. Other income was $0.1 million during the three months ended March 31, 2015, as compared to other expense of $0.4 million during the three months ended March 31, 2014, primarily due to interest earned on the note received for the sale of our RiverTown community and lower interest expense for CDD assessments as a result of the sale of our RiverTown community.

Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel and industrial uses. From time to time, our commercial real estate segment may also sell properties in our resort and leisure or leasing operations segments. The timing of commercial real estate revenues can vary depending on the demand, size and location of the property.

The table below sets forth the results of operations of our commercial real estate segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Real estate sales	$—	$2.4
Expenses:
Cost of real estate sales	—	0.8
Other operating expenses	0.6	0.7
Total expenses	0.6	1.5
Operating (loss) income	(0.6)	0.9
Other expense	—	(0.1)
Net (loss) income before income taxes	$(0.6)	$0.8

There were no commercial real estate sales during the three months ended March 31, 2015, as compared to $2.4 million for the same period in 2014. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes revenues and cost of resort and leisure revenues from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Resorts and leisure revenues	$7.8	$7.0
Expenses:
Cost of resorts and leisure revenues	8.8	7.6
Operating expenses	0.1	0.1
Depreciation	1.8	1.1
Total expenses	10.7	8.8
Net loss before income taxes	$(2.9)	$(1.8)
The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$5.0	$(1.0)	(20.0)%	$4.5	$(0.5)	(11.1)%
Clubs	2.3	(0.1)	(4.3)%	2.0	(0.2)	(10.0)%
Marinas	0.5	0.1	20.0%	0.5	0.1	20.0%
Total	$7.8	$(1.0)	(12.8)%	$7.0	$(0.6)	(8.6)%
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues from resorts, vacation rentals and other management services increased $0.5 million, or 11%, during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Revenues from our clubs increased $0.3 million, or 15%, during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to increased membership revenues since the launch of St. Joe Club & Resorts in the beginning of 2014.
Our gross profit margin has decreased during the three months ended March 31, 2015, primarily due to an increase in spending for marketing and reservation costs as compared to the same period in 2014.

Leasing Operations
Our leasing operations segment includes recurring revenues from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North. The table below sets forth the results of operations of our leasing operations segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Leasing operations	$2.1	$1.2
Expenses:
Cost of leasing operations	0.7	0.4
Operating expenses	0.2	0.1
Depreciation	0.8	0.5
Total expenses	1.7	1.0
Operating income	0.4	0.2
Other (expense) income	(0.2)	0.1
Net income before income taxes	$0.2	$0.3
Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Revenues from leasing operations increased $0.9 million, or 75%, during the three months ended March 31, 2015, as compared to the same period in 2014. The increase in revenues includes an increase of $0.9 million from leases in our Pier Park North joint venture, resulting from leases that commenced after March 31, 2014.
During the three months ended March 31, 2015 and 2014, we capitalized less than $0.1 million and $0.3 million, respectively, of indirect development costs related to Pier Park North.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three months ended March 31, 2015 and 2014. The below results of operations for the three months ended March 31, 2014, includes revenues and expenses associated with the AgReserves Sale.

	Three Months Ended March 31,
	2015	2014
	In millions
Revenues:
Timber sales	$1.8	$8.1
AgReserves - Real estate sales	—	569.7
Total revenues	1.8	577.8
Expenses:
Cost of timber sales	0.2	3.9
AgReserves - Cost of real estate sales	—	58.5
Other operating expenses	0.1	1.5
Depreciation and depletion	0.2	0.4
Total expenses	0.5	64.3
Operating income	1.3	513.5
Other income	0.3	0.5
Net income before income taxes	$1.6	$514.0
The relative contribution to our timber sales by major item for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Percent of total tons sold:
Pine pulpwood	60%	65%
Pine sawtimber	28%	25%
Pine grade logs	9%	8%
Other	3%	2%
Total	100%	100%

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

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

Revenues from timber sales decreased by approximately $6.3 million, or 78%, to $1.8 million during the three months ended March 31, 2015, as compared to $8.1 million in the same period in 2014, due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were 96,000 during the three months ended March 31, 2015, as compared to 234,000 during the three months ended March 31, 2014.

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

Gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during three months ended March 31, 2015, to 88.9%, as compared to 44.3% during the same period in 2014. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our gross profit margin.
Other income consists primarily of income from hunting leases, which decreased $0.2 million during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Liquidity and Capital Resources
As of March 31, 2015, we had cash and cash equivalents of $289.7 million, compared to $34.5 million as of December 31, 2014. Our cash and cash equivalents at March 31, 2015 includes commercial paper of $248.4 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time. As of March 31, 2015, we had investments in U.S. Treasuries of $259.9 million and investments in corporate debt securities and preferred stock of $125.5 million as compared to investments in U.S. Treasuries of $509.8 million and investments in corporate debt securities and preferred stock of $127.1 million as of December 31, 2014.
Fairholme Capital Management, L.L.C. (“Fairholme Capital”) serves as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of March 31, 2015, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

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

As of March 31, 2015, the investment account included $23.4 million of money market funds and commercial paper of $248.4 million (all of which are classified within cash and cash equivalents on our Condensed Consolidated Balance Sheets), $259.9 million of U.S. Treasury securities, $101.2 million of corporate debt securities and $24.3 million of preferred stock investments (all of which are classified within investments on our Condensed Consolidated Balance Sheets). The issuer of the corporate debt securities is a national retail chain that is non-investment grade and the issuer of our preferred stock investments is a financial services firm that is non-investment grade.

We believe that our cash and cash equivalents, short term investments, borrowings under the Pier Park North construction loan (or any refinancing thereof) and cash generated from operations, will provide us with sufficient liquidity to satisfy our anticipated working capital needs, future capital expenditures and principal and interest payments on our long term debt for the next twelve months.

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the three months ended March 31, 2015, we incurred a total of $4.8 million for capital expenditures, which includes $1.7 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $0.8 million related primarily to our resorts and leisure segment, $0.6 million related primarily to our forestry and corporate segments and $1.7 million related to the development of our residential real estate projects, which includes $0.3 million in planning costs for our mixed-use and active adult community.

Our remaining budgeted capital expenditures for 2015 are estimated to be $23.4 million, which includes $14.8 million primarily for the development of our residential and commercial real estate projects, $1.4 million for our forestry and other segments, and $7.2 million related to our Pier Park North joint venture, which we expect will be funded by the joint venture’s construction loan proceeds. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants. We anticipate that these future capital commitments will be funded through our cash and cash equivalents, short term investments, borrowings under our Pier Park North construction loan (or any refinancing thereof) and cash generated from operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of March 31, 2015, $33.8 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.27% at March 31, 2015. The construction loan requires us to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities of $25 million.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $7.2 million related to CDD debt as of March 31, 2015. Our total outstanding CDD assessments were $22.6 million at March 31, 2015, which was comprised of $18.7 million at SouthWood, $3.2 million at the existing Pier Park mall and $0.7 million at Wild Heron.
As part of the Pension Plan termination in December 2014, $7.9 million of the Pension Plan’s surplus assets were transferred into a suspense account in our 401(k) Plan. We have retained the risk and rewards of ownership of these assets; therefore, assets held in the suspense account are included in our condensed consolidated financial statements until they are allocated to participants. At March 31, 2015 and December 31, 2014, the fair value of these assets were recorded in Restricted investments on our Condensed Consolidated Balance Sheets and were $7.1 million and $7.9 million, respectively. These assets are expected to fund future benefits to 401(k) Plan participants for up to the next seven years and will be expensed when allocated to participants.
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
During the three months ended March 31, 2015, we did not repurchase any shares of our common stock. As of March 31, 2015, we had a remaining authorization allowing us to repurchase up to $103.8 million of our common stock under our current stock repurchase program which was approved in 2011 and has no expiration date.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash provided by operating activities	$1.1	$352.1
Net cash provided by (used in) investing activities	251.9	(146.9)
Net cash provided by financing activities	2.2	10.3
Net increase in cash and cash equivalents	255.2	215.5
Cash and cash equivalents at beginning of the period	34.5	21.9
Cash and cash equivalents at end of the period	$289.7	$237.4
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $1.1 million during the three months ended March 31, 2015, as compared to $352.1 million during the same period in 2014, primarily as a result of the AgReserves Sale.

During the three months ended March 31, 2015, capital expenditures related to assets ultimately planned to be sold were $2.2 million and consisted of $1.7 million relating to our residential real estate segment and $0.5 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, commercial land development and acquisition of property.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the three months ended March 31, 2015, cash flows used in investing activities were $251.9 million, which includes our total sales and maturities of our available-for-sale investments of $253.3 million.
In addition, during the three months ended March 31, 2015, capital expenditures incurred by our Pier Park North joint venture were $1.7 million which were reported in our leasing operations segment and capital expenditures for other property and equipment were $0.9 million, which were primarily for our resorts and leisure segment.
Cash Flows from Financing Activities
Net cash provided by financing activities were $2.2 million during the three months ended March 31, 2015, which were primarily for borrowings on the Pier Park North joint venture construction loan.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 at which time there is an option for a two year extension. As of March 31, 2015, $33.8 million was outstanding on the construction loan. Pursuant to the construction loan we have provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan we have agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less our direct liabilities.
During 2008 and 2007, we received a fifteen year installment notes receivable in the aggregate amount of $183.3 million for the sales of certain timberland (the “2008 installment notes”). The 2008 installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the 2008 installment notes to bankruptcy remote qualified special purpose entities (the “2008 SPEs”).
During 2008 and 2007, the 2008 SPEs monetized the installment notes by issuing debt securities to third party investors. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the 2008 SPEs have no recourse against us for payment of the debt securities or related interest expense. We have determined that we are not the primary beneficiary of the 2008 SPEs, since we are not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs’, nor do we perform any service activity related to the 2008 SPEs’. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in our financial statements as of March 31, 2015.

We have recorded a retained interest with respect to our investment in the 2008 SPEs of $10.0 million for the 2008 installment notes monetized. This balance represents the present value of future cash flows to be received over the life of the 2008 installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the 2008 installment notes, of which approximately $15.2 million is expected to be received at the end of the 2008 installment notes fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the three months ended March 31, 2015.

Contractual Obligations at March 31, 2015

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$66.5	$25.6	$34.0	$0.3	$6.6
Interest related to debt, including community development district debt (2)	6.1	0.9	0.8	0.6	3.8
Contractual obligations (3)	4.7	3.6	1.1	—	—
Other long term obligations (4)	—	—	—	—	131.1
Senior Notes held by special purpose entity (5)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (5)	119.5	8.6	17.1	17.1	76.7
Total contractual obligations	$376.8	$38.7	$53.0	$18.0	$398.2

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.5 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)	Other long term liabilities include certain of our deferred tax liabilities related to our installment note monetization transactions.
(5)
Senior Notes held by a consolidated special purpose entity that is not the Company’s liability or obligation. See Note 5, AgReserves Sale, of our unaudited condensed consolidated financial statements included in this quarterly report.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy;

•	our expectations concerning our intent to seek additional opportunities to invest our liquid assets, including our intent to seek opportunities that could increase our returns;

•	our expectations concerning the timing and effect of selecting a future replacement for our CEO;

•	our expectations concerning demand for residential real estate, including mixed-use and active adult communities, in Northwest Florida and our ability to develop projects that meet that demand;

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

•
our expectations regarding the costs and benefits of the Timber Note monetization structure, including the timing and amount of the expenses that NFTF will incur during the life of the Timber Note and the amount of the remaining principal balance;

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

•
our estimates regarding certain tax matters and accounting valuations, including our ability to use our tax assets to mitigate any tax liabilities that arise from the AgReserves Sale and the timing and amount we expect to pay in future income taxes.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2014, and subsequent, Form 10-Qs and other current reports, and the following:

•	any changes in our strategic objectives, including any such changes implemented as a result of our planned CEO search;

•	significant decreases in the market value of our investments in securities or any other investments;

•	our ability to capitalize on opportunities relating to a mixed use and active adult community or communities in Northwest Florida;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any further downturns in real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

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

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale; and

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale and related transactions.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.7 million in the market value of our available-for-sale securities as of March 31, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2015 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors

In our report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, we identify under “Item 1A. Risk Factors,” factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There have been no other material changes in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2014, except for the following:

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

Our current business strategy envisions several initiatives, including recruiting and retaining a future Chief Executive Officer, investing in new real estate and real estate related opportunities, such as the development of our mixed-use and active adult communities, developing new commercial and industrial uses for our land portfolio, entering into strategic alliances, investing in businesses related to our real estate development and operating activities, investing in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. In addition, it is possible that some or all of our business strategy will change depending on the experience, vision, and attributes of future leadership. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial position could be negatively affected.

Management has discretion as to the investments we make and may not use these funds effectively.

We plan to continue to invest in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities until we can find what we believe to be other advantageous opportunities for these funds. Our management has discretion in the selection of these investments and could make investments that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which results in financial losses that could have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price. Additionally, longer term investments, such as real estate investment trusts and other investments in illiquid securities are inherently riskier investments and could result in us losing some or all of our investment as well as not being able to liquidate our position when we would otherwise wish to do so.

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

THE ST. JOE COMPANY

Date:	May 7, 2015	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)