Form 10-Q
period 2015-06-30
ST JOE CO
filed 2015-08-06
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 3, 2015, there were 92,056,126 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate, net	$316,853	$321,812
Cash and cash equivalents	337,972	34,515
Investments	375,517	636,878
Restricted investments (Note 14)	7,129	7,940
Notes receivable, net	3,125	24,270
Pledged treasury securities	25,360	25,670
Property and equipment, net of accumulated depreciation of $61.3 million and $60.3 million at June 30, 2015 and December 31, 2014, respectively	10,094	10,203
Other assets	33,951	31,990
Investments held by special purpose entities (Note 5)	209,459	209,857
Total assets	$1,319,460	$1,303,135
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$68,277	$63,804
Accounts payable	12,149	12,554
Accrued liabilities and deferred credits	44,813	34,911
Deferred tax liabilities	36,991	34,824
Senior Notes held by special purpose entity (Note 5)	177,392	177,341
Total liabilities	339,622	323,434
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,332,565 and 92,322,905 issued and 92,312,296 and 92,302,636 outstanding at June 30, 2015 and December 31, 2014, respectively	892,387	892,237
Retained earnings	78,621	80,582
Accumulated other comprehensive income (loss)	648	(1,325)
Treasury stock at cost, 20,269 held at June 30, 2015 and December 31, 2014	(285)	(285)
Total stockholders’ equity	971,371	971,209
Non-controlling interest	8,467	8,492
Total equity	979,838	979,701
Total liabilities and equity	$1,319,460	$1,303,135
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

	June 30, 2015	December 31, 2014
ASSETS
Investment in real estate	$45,452	$43,709
Cash and cash equivalents	4,026	3,455
Other assets	10,086	8,781
Investments held by special purpose entities (Note 5)	209,459	209,857
Total assets	$269,023	$265,802
LIABILITIES
Long-term debt	$36,125	$31,618
Accounts payable	295	1,511
Accrued liabilities and deferred credits	4,305	4,142
Senior Notes held by special purpose entity (Note 5)	177,392	177,341
Total liabilities	$218,117	$214,612
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Real estate sales	$14,019	$48,895	$19,456	$626,655
Resorts and leisure revenues	19,318	16,482	27,121	23,479
Leasing revenues	2,167	1,687	4,212	2,877
Timber sales	2,342	1,100	4,148	9,239
Total revenues	37,846	68,164	54,937	662,250
Expenses:
Cost of real estate sales	6,588	20,422	9,723	82,524
Cost of resorts and leisure revenues	14,694	13,060	23,500	20,682
Cost of leasing revenues	628	433	1,262	850
Cost of timber sales	258	243	442	4,094
Other operating and corporate expenses	7,732	7,278	14,849	15,785
Administrative costs associated with special purpose entities	—	3,746	—	3,746
Depreciation, depletion and amortization	2,135	1,944	5,050	4,039
Total expenses	32,035	47,126	54,826	131,720
Operating income	5,811	21,038	111	530,530
Other (expense) income:
Investment income, net	5,438	3,951	10,651	4,224
Interest expense	(2,645)	(2,249)	(5,522)	(2,889)
Other, net	(7,013)	570	(6,436)	1,347
Total other (expense) income	(4,220)	2,272	(1,307)	2,682
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	1,591	23,310	(1,196)	533,212
Equity in loss from unconsolidated affiliates	—	(11)	—	(21)
Income tax expense	(1,862)	(8,690)	(790)	(115,594)
Net (loss) income	(271)	14,609	(1,986)	417,597
Net loss attributable to non-controlling interest	47	—	25	7
Net (loss) income attributable to the Company	$(224)	$14,609	$(1,961)	$417,604

NET (LOSS) INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,302,636	92,295,213	92,297,467	92,294,969
Net (loss) income per share attributable to the Company	$—	$0.16	$(0.02)	$4.52
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income:	$(271)	$14,609	$(1,986)	$417,597
Other comprehensive income:
Net unrealized gains related to available-for-sale securities	1,989	941	3,246	555
Income tax expense	(789)	(364)	(1,273)	(214)
Total	1,200	577	1,973	341
Defined benefit pension items:
Net loss arising during the period	—	(187)	—	(596)
Settlement included in net periodic cost	—	200	—	440
Amortization of loss included in net periodic cost	—	125	—	257
Income tax expense	—	(53)	—	(40)
Total	—	85	—	61
Total other comprehensive income, net of tax	1,200	662	1,973	402
Total comprehensive income (loss), net of tax	$929	$15,271	$(13)	$417,999
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Net loss	—	—	(1,961)	—	—	(25)	(1,986)
Other comprehensive income	—	—	—	1,973	—	—	1,973
Issuance of common stock for director’s fees	9,660	150	—	—	—	—	150
Balance at June 30, 2015	92,312,296	$892,387	$78,621	$648	$(285)	$8,467	$979,838

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,986)	$417,597
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	5,050	4,039
Stock based compensation	150	160
Loss on sale of investments	—	833
Equity in loss in from unconsolidated affiliates	—	21
Deferred income tax	894	51,022
Cost of real estate sold	8,902	71,623
Expenditures for and acquisition of real estate to be sold	(4,244)	(3,505)
Notes receivable financed by the Company for operating properties sold	—	(19,600)
Timber Note (Note 5)	—	(200,000)
Deferred revenue	(64)	(13,432)
Accretion income and other	(1,213)	(766)
Changes in operating assets and liabilities:
Payments received on notes receivables	21,209	1,519
Other assets	(1,079)	(5,078)
Accounts payable and accrued liabilities	10,569	7,576
Income taxes (receivable) payable	(143)	28,594
Net cash provided by operating activities	38,045	340,603
Cash flows from investing activities:
Expenditures for Pier Park North joint venture (Note 8)	(4,173)	(12,973)
Purchases of property and equipment	(1,550)	(1,509)
Purchases of investments	(184,520)	(549,535)
Maturities of investments	310,415	60,000
Sales of investments	140,107	8,239
Sales of restricted investments (Note 14)	877	—
Investment in assets held by special purpose entities (Note 5)	—	(6,921)
Contributions to unconsolidated affiliates	—	(148)
Net cash provided by (used in) investing activities	261,156	(502,847)
Cash flows from financing activities:
Borrowings on construction loan in Pier Park joint venture (Note 8)	4,507	15,971
Principal payments for long term debt	(251)	(478)
Issuance of Senior Notes by special purpose entity net of discount and issuance costs of $4.3 million for 2014 (Note 5)	—	175,740
Net cash provided by financing activities	4,256	191,233
Net increase in cash and cash equivalents	303,457	28,989
Cash and cash equivalents at beginning of the period	34,515	21,894
Cash and cash equivalents at end of the period	$337,972	$50,883

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash paid during the period for:
Interest expense	$4,908	$1,096
Income taxes	$—	$35,979

Non-cash financing and investing activities:
Increase (decrease) in Community Development District debt	$529	$(5,164)
Decrease in pledged treasury securities related to defeased debt	$310	$293
Expenditures for investing properties and property and equipment financed through accounts payable	$1,133	$825
Exchange of Timber Note for investments held by special purpose entity (Note 5)	$—	$200,000
Capital contributions to special purpose entity from non-controlling interest (Note 5)	$—	$3,492

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
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the periods presented. See Note 16, Segment Information.
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

Recently Adopted Accounting Pronouncements
Discontinued operations
In April 2014, the Financial Accounting Standard Board (“FASB”) issued an accounting standards update (“ASU”) that changes the criteria for reporting discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations that have a major effect on the organization’s operations and financial results should be presented as discontinued operations. In addition, this ASU mandates expanded disclosures about the discontinued operation and requires disclosures about certain disposals that do not qualify as discontinued operations. This guidance is applied prospectively and the Company adopted it as of January 1, 2015. The adoption of this guidance had no impact on the Company’s Condensed Consolidated Statements of Operations, Balance Sheets or Statements of Cash Flows.

Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows. The Company has not adopted this ASU as of June 30, 2015.
Consolidation
In February 2015, the FASB issued an ASU that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The new guidance will be effective for the Company as of January 1, 2016. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements. The Company has not adopted this ASU as of June 30, 2015.
Debt issuance costs
In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. The new guidance should be applied on a retrospective basis and is effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this guidance will have a material impact on its financial position. The Company has not adopted this ASU as of June 30, 2015.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	June 30, 2015	December 31, 2014
Development property:
Residential real estate	$103,267	$102,408
Commercial real estate	55,153	59,405
Leasing operations	2,464	3,680
Forestry	3,069	3,278
Corporate	2,111	2,019
Total development property	166,064	170,790

Operating property:
Residential real estate	$8,084	$8,084
Resorts and leisure	109,204	110,136
Leasing operations	75,796	72,045
Forestry	18,729	18,839
Other	50	50
Total operating property	211,863	209,154
Less: Accumulated depreciation	61,074	58,132
Total operating property, net	150,789	151,022
Investment in real estate, net	$316,853	$321,812

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and sewers. Leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. This development property will be reclassified as operating property as the operations continue to commence at Pier Park North.

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
The Company had capitalized indirect development costs, primarily related to the consolidated joint venture at Pier Park North, of less than $0.1 million and $0.2 million, during the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.5 million, during the six months ended June 30, 2015 and 2014, respectively.

3. Impairment of Long Lived Assets
The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating and development property and property and equipment, net. As part of the Company’s review for impairment of its long-lived assets, the Company reviews each long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in the Company’s business plan and any other event or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a material change in strategy that would affect the fair value of the Company’s properties;

•	continuing operating or cash flow losses for an operating property;

•	an accumulation of costs in excess of the projected costs for a development property; and,

•	any other adverse change that may affect the fair value of the property.

The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and six months ended June 30, 2015 and 2014.

4. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on observable market inputs. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in Investment income, net. In addition, at June 30, 2015, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At June 30, 2015 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Commercial paper (1)	$256,685	$154	$—	$256,839
U.S. Treasury securities	259,538	84	—	259,622
Corporate debt securities	102,366	1,547	—	103,913
Preferred stock	11,858	124	—	11,982
	$630,447	$1,909	$—	$632,356

(1)	Recorded in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

At December 31, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$509,783	$32	$—	$509,815
Corporate debt securities	101,587	—	1,482	100,105
Preferred stock	26,963	—	5	26,958
	$638,333	$32	$1,487	$636,878

Fairholme Capital Management, L.L.C. (“Fairholme Capital”), serves as an investment advisor to the Company. As of June 30, 2015, funds managed by Fairholme Capital beneficially owned approximately 27.1% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital receives no compensation for its services as the Company’s investment advisor.

Pursuant to the terms of the Company’s Investment Management Agreement as amended (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities.

As of June 30, 2015, the investment account included $39.6 million of money market funds and $256.8 million of commercial paper (all of which are classified within cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets), $259.6 million of U.S. Treasury securities, $103.9 million of corporate debt securities and $12.0 million of preferred stock investments (all of which are classified within investments on the Company’s Condensed Consolidated Balance Sheets).

During the three months ended June 30, 2015, realized losses from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $11.8 million and proceeds from the maturity of available-for-sale securities were $185.0 million. During the six months ended June 30, 2015, realized losses from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $140.1 million and proceeds from the maturity of available-for-sale securities were $310.0 million.

During the three months ended June 30, 2014, realized losses from the sale of available-for-sale securities were $0.4 million, proceeds from the sale of available-for-sale securities were $5.6 million and proceeds from the maturity of U.S. Treasury securities were $35.0 million. During the six months ended June 30, 2014, realized losses from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $8.2 million and proceeds from the maturity of available-for-sale securities were $60.0 million.

As of June 30, 2015, there were no unrealized losses related to commercial paper, U.S. Treasury securities, corporate debt securities or preferred stock investments. As of December 31, 2014, certain of the Company’s U.S. Treasuries and preferred stock had immaterial unrealized losses. The Company previously reported in its Annual Report on Form 10-K that it had no continuous unrealized losses greater than twelve months as a result of recognizing a portion of the unrealized loss in earnings as of September 30, 2014. The Company has revised this disclosure in the following table that provides the corporate debt securities continuous unrealized loss position and its related fair values:

	As of June 30, 2015				As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	—	—	—	—	85,845	1,294	14,260	188

The Company’s unrealized losses relate to investments in senior secured debt securities in one issuer that is a national retail chain that is non-investment grade. The Company purchased these investments between the second quarter of 2013 through the second quarter of 2014. The Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell the security prior to its anticipated recovery, which may be maturity; therefore, the Company does not believe that its investment in the corporate debt securities is other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

The net carrying value and estimated fair value of investments classified as available-for-sale at June 30, 2015, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$516,223	$516,461
Due after one year through five years	102,366	103,913
	618,589	620,374
Preferred stock	11,858	11,982
	$630,447	$632,356

5. Real Estate Sales
The Company’s Condensed Consolidated Financial Statements are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale during 2014.
AgReserves Sale
Real estate sales for the six months ended June 30, 2014, includes the sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). On March 5, 2014, the Company completed the AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “AgReserves SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the AgReserves SPE, in favor of the Company. The AgReserves SPE was created by AgReserves with financial instruments having an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million in fifteen years upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on the Company’s Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the three and six months ended June 30, 2014 and are recorded in Administrative costs associated with special purpose entities on the Company’s Condensed Consolidated Statements of Operations.
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
The Company has determined that it is the primary beneficiary of the AgReserves SPE and NFTF, and therefore, the AgReserves SPE’s and NFTF’s assets and liabilities are consolidated in the Company's financial statements as of June 30, 2015. The carrying amounts of the AgReserves SPE’s and NFTF’s assets and non-recourse liabilities were $213.9 million and $180.3 million, respectively, as of June 30, 2015. The consolidated assets of the AgReserves SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $3.0 million on the time deposit, U.S. Treasuries of $9.1 million, cash of $0.3 million and deferred issuance costs of $1.4 million for the Senior Notes. The consolidated liabilities include Senior Notes issued by NFTF totaling $177.4 million net of the $2.6 million discount and $2.9 million of accrued interest expense on the Senior Notes.

The Company’s Condensed Consolidated Statements of Operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income, net	$2,003	$2,018	$4,005	$2,018
Interest expense	$(2,189)	$(2,071)	$(4,377)	$(2,071)
The Company has classified the U.S. Treasury securities held by the AgReserves SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities are recorded at amortized cost, which approximates fair value as of June 30, 2015. The U.S. Treasuries mature over the fifteen year period or $0.8 million within one year, $3.7 million after one year through five years, $3.1 million after five years through ten years and $1.5 million after ten years.

RiverTown Sale
On April 2, 2014, the Company completed the sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note, (3) the assumption of the Company’s Rivers Edge Community Development District assessments and (4) the obligation to purchase certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed. The $19.6 million purchase money note was paid in full as of June 30, 2015.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company expects to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company’s control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. The Company has not recorded a receivable for the estimated impact fees to be received and will record any revenues related to the receipt of the impact fees at the time of receipt. The Company received $0.1 million during the three and six months ended June 30, 2015 and the Company has received a total of approximately $0.2 million through June 30, 2015.

The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale in the three and six months ended June 30, 2014. Mattamy also assumed the Company’s total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company’s Consolidated Balance Sheets as of March 31, 2014.

6. Other (Expense) Income
Other (expense) income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$2,130	$1,603	$4,389	$2,126
Accretion income	640	409	1,262	521
Realized losses on the sale of investments	—	(432)	—	(833)
Total net investment income from available-for-sale securities	2,770	1,580	5,651	1,814
Interest income from investments in special purpose entities (Note 5)	2,003	2,018	4,005	2,018
Interest accrued on notes receivable	665	353	995	392
Total investment income, net	5,438	3,951	10,651	4,224
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 5)	(2,189)	(2,071)	(4,377)	(2,071)
Interest expense	(456)	(178)	(1,145)	(818)
Total interest expense	(2,645)	(2,249)	(5,522)	(2,889)
Other, net
Costs for the ongoing SEC investigation	(7,430)	—	(7,430)	—
Accretion income from retained interest investments	227	219	438	430
Hunting lease income	169	196	378	576
Other income, net	21	155	178	341
Other, net	(7,013)	570	(6,436)	1,347

Total other (expense) income	$(4,220)	$2,272	$(1,307)	$2,682
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

Other, net

During the three and six months ended June 30, 2015, the Company expensed a total of $7.4 million related to the ongoing SEC investigation. The Company established a reserve of $3.5 million related to the potential for settlement of the ongoing SEC investigation that was expensed in Other, net in the Condensed Consolidated Financial Statements during the three and six months ended June 30, 2015. In addition, during the three months ended June 30, 2015, the Company received correspondence from an insurance carrier related to coverage of certain expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded $3.9 million in legal costs during the three and six months ended June 30, 2015. See Note 17, Commitments and Contingencies.

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
The financial instruments measured at fair value on a recurring basis at June 30, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$39,637	$—	$—	$39,637
Commercial paper	256,839	—	—	256,839
Debt securities:
U.S. Treasury securities	259,622	—	—	259,622
Corporate debt securities	—	103,913	—	103,913
Preferred stock	—	11,982	—	11,982
Restricted investments:
Guaranteed income fund	—	7,129	—	7,129
	$556,098	$123,024	$—	$679,122

The financial instruments measured at fair value on a recurring basis at December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$19,971	$—	$—	$19,971
Debt securities:
U.S. Treasury securities	509,815	—	—	509,815
Corporate debt securities	—	100,105	—	100,105
Preferred stock	—	26,958	—	26,958
Restricted investments:
Guaranteed income fund	—	7,940	—	7,940
	$529,786	$135,003	$—	$664,789
Money market funds, U.S. Treasury securities and commercial paper are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s Condensed Consolidated Balance Sheets.
Corporate debt securities and preferred stock are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions for the corporate debt security or the preferred stock that the Company owns. Corporate debt securities and preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over the counter market where there is less trading activity. For these reasons, the Company has determined that the corporate debt securities and preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of June 30, 2015 and December 31, 2014, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity, and a rate of return. The Prudential Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and are categorized as level 2 financial instruments. The Company’s Retirement Plan Investment Committee will be responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 14, Employee Benefit Plans.

Fair Value of Financial Instruments

•	The fair value of the Company’s pledged treasury securities is based on quoted market prices in an active market.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 5, Real Estate Sales.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	June 30, 2015			December 31, 2014
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$25,360	$25,494	1	$25,670	$26,501	1
Retained interest investments	$10,078	$13,116	3	$9,932	$13,026	3
Investments held by special purpose entities (Note 5)	$209,459	$209,308	3	$209,857	$209,679	3
Liabilities
Senior Notes held by special purpose entity (Note 5)	$177,392	$177,982	3	$177,341	$177,940	3
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
As such, the government backed securities and the related debt (see Note 11, Debt) remain on the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. The government backed securities are recorded as Pledged treasury securities on the Company’s Condensed Consolidated Balance Sheets and are classified as held-to-maturity because the Company has both the intent and the ability since it is a contractual obligation of the assuming entity to hold the securities to maturity. Accordingly, the Company has recorded the pledged treasury securities at cost, adjusted for the amortization of the discount.
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “2008 SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The 2008 SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the 2008 SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the 2008 SPEs, the Company is not obligated to contribute any funds to the 2008 SPEs. The Company has determined that it is not the primary beneficiary of the 2008 SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs, nor does the Company perform any service activity related to the 2008 SPEs. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of June 30, 2015.
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

The Company has a beneficial or retained interest investment related to the 2008 SPEs of $10.1 million and $9.9 million as of June 30, 2015 and December 31, 2014, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the 2008 SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and six months ended June 30, 2015 and 2014.
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
Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company has contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%, as of June 30, 2015. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 with the possibility of an option for a two year extension. The construction loan required capital contributions from the partners as specified in the construction loan agreement before amounts under the construction loan could be disbursed, which were met in 2013. As of June 30, 2015 and December 31, 2014, $36.1 million and $31.6 million, respectively, were outstanding on the construction loan. Pursuant to the construction loan agreement the Company has provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan the Company has agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less the Company’s direct liabilities.
As of June 30, 2015, the Company’s capital account represents over 73% of the total equity in the joint venture. In addition, the Company and its partner have provided the above guarantee on the VIE’s construction loan. In accordance with the joint venture agreement, the first $6.0 million of cash distributions and profits will be made to the Company and subsequent cash distributions and profits and losses will be allocated 66% and 34%, to the Company and its partner, respectively, subject to the ability of the Company’s partner to increase its percentage ownership interest to 40%.

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
As of June 30, 2015, the carrying amounts of the real estate VIEs’ assets that are consolidated were $55.1 million and non-recourse liabilities $37.8 million, including debt of $36.1 million, which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. Each VIEs’ assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, that VIE, and not the Company, except for the above described guarantees and covenants.
Unconsolidated Real Estate VIE
As of June 30, 2015, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	June 30, 2015	December 31, 2014
BALANCE SHEETS:
Cash and cash equivalents	$14,790	$15,461
Other assets	58	57
Total assets	$14,848	$15,518

Accounts payable and other liabilities	$1,128	$605
Equity(1)	13,720	14,913
Total liabilities and equity	$14,848	$15,518

(1) In 2008 the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the ALP’s change in accounting.

For the three months ended June 30, 2015 and 2014, ALP reported a net loss of $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, ALP reported a net loss of $1.2 million and $1.0 million, respectively.

9. Notes Receivable, net
Notes receivable, net consists of the following:

	June 30, 2015	December 31, 2014
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, all accrued interest and remaining principal and interest payment due and paid in June 2015	$—	$19,600
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,147	2,147
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2015	481	2,011
Various mortgage notes, secured by certain real estate bearing interest at various rates	497	512
Total notes receivable, net	$3,125	$24,270
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

10. Other Assets

Other assets consist of the following:

	June 30, 2015	December 31, 2014
Retained interest investments	$10,078	$9,932
Accounts receivable, net	4,404	4,385
Prepaid expenses	5,993	4,783
Straight line rent	3,487	2,869
Income tax receivable	921	778
Other assets	6,060	6,305
Accrued interest receivable for Senior Notes held by special purpose entity (Note 5)	3,008	2,938
Total other assets	$33,951	$31,990

11. Debt

Debt consists of the following:

	June 30, 2015	December 31, 2014
In-substance defeased debt, interest payable at 5.62%, secured and paid by pledged treasury securities, due October 1, 2015	$25,360	$25,670
Community Development District debt, secured by certain real estate and standby note purchase agreements, due through May 2039, interest payable at 2.25% to 7.0%	6,793	6,516
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.28% and 2.26% at June 30, 2015 and December 31, 2014, respectively	36,124	31,618
Total debt	$68,277	$63,804
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment in 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remains on the Company’s Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $6.8 million and $6.5 million related to CDD assessments as of June 30, 2015 and December 31, 2014, respectively. The Company’s total outstanding CDD assessments were $22.2 million and $22.7 million at June 30, 2015 and December 31, 2014, respectively. The Company pays interest on the total outstanding CDD assessments.
In February 2013, the Company’s Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. As of June 30, 2015 and December 31, 2014, $36.1 million and $31.6 million, respectively were outstanding on the construction loan. See Note 8, Real Estate Joint Ventures.

The aggregate maturities of debt subsequent to June 30, 2015 are:

June 30, 2015

2015	25,473
2016	36,242
2017	121
2018	126
2019	130
Thereafter	6,185
$68,277

12. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	June 30, 2015	December 31, 2014
Accrued compensation	$3,068	$2,673
Deferred revenue	15,299	15,309
Membership deposits	8,001	8,426
Accruals for ongoing SEC investigation	7,430	—
Other accrued liabilities	8,165	5,651
Accrued interest expense for Senior Notes held by special purpose entity (Note 5)	2,850	2,852
Total accrued liabilities and deferred credits	$44,813	$34,911
Deferred revenue at June 30, 2015 and December 31, 2014 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.
During the three and six months ended June 30, 2015, the Company established a reserve of $3.5 million related to the potential for settlement of the ongoing SEC investigation. In addition, during the three months ended June 30, 2015, the Company received correspondence from an insurance carrier related to coverage of certain expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded an accrual of $3.9 million for legal costs. The Company expensed these accruals totaling $7.4 million for the ongoing SEC investigation in Other, net on the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2015. See Note 17, Commitments and Contingencies.

13. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax loss or income as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Tax expense (benefit) at the statutory federal rate	$563	$8,154	$(419)	$186,619
State income tax expense (benefit) (net of federal benefit)	56	816	(42)	18,662
Decrease in valuation allowance	(144)	(864)	(158)	(90,164)
Costs for the ongoing SEC investigation	1,348	—	1,348	—
Other	39	584	61	477
Income tax expense	$1,862	$8,690	$790	$115,594

As of June 30, 2015, the Company had no federal net operating loss carryforwards and had $323.9 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $93.1 million. During the six months ended June 30, 2014, the Company reversed $90.2 million of the valuation allowance that was recorded as of December 31, 2013. As of June 30, 2015, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $6.0 million for these deferred tax assets.

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

A summary of the net periodic pension cost related to the Pension Plan for the three and six months ended June 30, 2014 are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest cost	$162	$347
Expected loss on assets	138	275
Settlement charges	200	440
Amortization of loss	125	257
Net periodic pension cost	$625	$1,319
As of June 30, 2014, the assumptions used to develop net periodic pension cost and benefit obligations were the discount rate of 3.7% and expected long-term rate on plan assets of 0%.
Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination described above, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At June 30, 2015 and December 31, 2014, the fair value of these assets were recorded in Restricted investments on the Company’s Condensed Consolidated Balance Sheets and were $7.1 million and $7.9 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next seven years. During the six months ended June 30, 2015, the Company recorded an expense of $0.9 million for the fair value of the assets that were allocated to participants during that period. In addition, any gains and losses on these assets will be reflected in the Company’s condensed consolidated financial statements, which were less than a $0.1 million gain for the three and six months ended June 30, 2015. Refer to Note 7, Financial Instruments and Fair Value Measurements.

15. Accumulated Other Comprehensive Income (Loss)
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), which is presented net of tax, for the three and six months ended June 30, 2015 and 2014:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at March 31, 2015	$—	$(552)	$(552)
Other comprehensive income before reclassifications	—	1,200	1,200
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Other comprehensive income	—	1,200	1,200
Accumulated other comprehensive income at June 30, 2015	$—	$648	$648

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)
Other comprehensive income before reclassifications	—	1,973	1,973
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Other comprehensive income	—	1,973	1,973
Accumulated other comprehensive income at June 30, 2015	$—	$648	$648

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at March 31, 2014	$(5,415)	$(2,362)	$(7,777)
Other comprehensive loss before reclassifications	(115)	311	196
Amounts reclassified from accumulated other comprehensive loss	200	266	466
Other comprehensive income	85	577	662
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(367)	(173)	(540)
Amounts reclassified from accumulated other comprehensive loss	429	513	942
Other comprehensive income	62	340	402
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)

	Amount Reclassified from Accumulated Other Comprehensive Loss		Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Details about Accumulated Other Comprehensive Loss Components	2015	2014	2015	2014	Affected Line in the Condensed Consolidated Statements of Operations
Defined benefit pension items
Amortization of loss	$—	$125	$—	$257	Net periodic pension costs, Note 14, Employee Benefit Plans
Settlement cost	—	200	—	440	Net periodic pension costs, Note 14, Employee Benefit Plans
Total before tax	—	325	—	697
Income tax benefit	—	(125)	—	(268)
Net of tax	—	200	—	429

Items related to available-for-sale securities
Realized loss on sale	—	432	—	833	Investment income, net, Note 4, Investments
Income tax benefit	—	(166)	—	(320)
Net of tax	—	266	—	513

Total reclassifications for the period, net of tax	$—	$466	$—	$942

16. Segment Information
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing and 5) forestry. In prior periods the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the periods presented.
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
Information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Revenues
Residential real estate	$4,037	$47,751	$9,474	$53,468
Commercial real estate	4,660	980	4,660	3,265
Resorts and leisure	19,318	16,482	27,121	23,479
Leasing operations	2,167	1,687	4,212	2,877
Forestry	7,664	1,144	9,470	579,017
Other	—	120	—	144
Consolidated operating revenues	$37,846	$68,164	$54,937	$662,250

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$(378)	$25,891	$6	$26,134
Commercial real estate	(8)	164	(612)	813
Resorts and leisure	3,466	2,257	535	503
Leasing operations	283	661	483	1,037
Forestry	6,770	1,012	8,408	515,110
Other	(8,542)	(6,675)	(10,016)	(10,385)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$1,591	$23,310	$(1,196)	$533,212

	June 30, 2015	December 31, 2014
Total Assets:
Residential real estate	$114,049	$135,317
Commercial real estate	58,836	62,931
Resorts and leisure	78,071	79,021
Leasing operations	77,514	74,800
Forestry	22,264	20,521
Other	968,726	930,545
Total assets	$1,319,460	$1,303,135

17. Commitments and Contingencies

The Company establishes an accrued liability when it believes it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company will evaluate the range of reasonably estimated losses and record an accrued liability based on what it believes to be the minimum amount in the range, unless it believes an amount within the range is a better estimate than any other amount. In such cases, there may be an exposure to loss in excess of the amounts accrued. The Company evaluates quarterly whether further developments could affect the amount of the accrued liability previously established or would make a loss contingency both probable and reasonably estimable.

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

Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.4 million, excluding the $3.5 million related to the ongoing SEC investigation discussed below, at June 30, 2015 and December 31, 2014. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.

On January 4, 2011 the Company received notice from the Staff (the “Staff”) of the SEC of the initiation of an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. On June 24, 2011, the Company received notice from the SEC that it has issued a related order of private investigation. On January 20, 2015, the Company received a written “Wells Notice” from the Staff indicating the Staff’s preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws. The Staff has informed the Company that the Wells Notice relates to historical accounting and disclosure practices and real estate asset valuations principally as reflected in the Company’s financial results for 2010, 2009 and prior periods. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. If the Staff makes a recommendation to the SEC, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding, and may seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 20, 2015, the Company submitted to the Staff a Wells submission to explain its views concerning such matters. The Company is in discussions with the SEC staff concerning a proposed settlement of its investigation and any proposed settlement would be subject to approval by the Commissioners of the SEC. Even if the Company was able to agree to terms of a proposed settlement, there can be no assurance that the Commissioners would approve such settlement.
Based on these discussions, the Company established a reserve of $3.5 million related to the potential for settlement of the ongoing SEC investigation during the three and six months ended June 30, 2015. In addition, during the three months ended June 30, 2015, the Company received correspondence from an insurance carrier related to coverage of certain expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded an accrual of $3.9 million for legal costs. The Company expensed these accruals totaling $7.4 million for the ongoing SEC investigation in Other, net on the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2015.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At June 30, 2015 and December 31, 2014, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.3 million.
At June 30, 2015, the Company has a total of $4.4 million in contractual obligations, which $2.7 million are for the remainder of 2015, $0.2 million are for 2016 and $1.5 million are for 2017 and thereafter.

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
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, investments in retained interests and pledged securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2015, the Company had $259.6 million invested in U.S. Treasury securities, $103.9 million invested in one issuer of corporate debt securities that is non-investment grade and $12.0 million was invested in one issuer of preferred stock that is a financial services firm that is non-investment grade. In addition, as of June 30, 2015, the Company had investments in short term commercial paper from eight issuers of $256.8 million.

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

Segments
We conduct primarily all of our business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods our reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. Our leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, we have changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with our resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments has no effect on our condensed consolidated financial position, results of operations or cash flows for the periods presented.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale during the six months ended June 30, 2014 and revenues of $43.6 million related to the RiverTown Sales during the three months ended June 30, 2014. Refer to Note 5, Real Estate Sales, for further information on the AgReserves Sale and RiverTown Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Operating Revenues
Residential real estate	10.7%	16.8%	17.2%	20.7%
Commercial real estate	12.3%	4.0%	8.5%	6.8%
Resorts and leisure	51.0%	67.1%	49.4%	49.2%
Leasing operations	5.7%	6.9%	7.7%	6.0%
Forestry	20.3%	4.7%	17.2%	17.0%
Other	—%	0.5%	—%	0.3%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

For more information regarding our operating segments, see Note 16, Segment Information of our unaudited condensed consolidated financial statements included in this quarterly report.

Residential Real Estate

Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. The following is a description of some of our major residential development communities in Florida that we are currently in the process of planning and developing:

The WaterSound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has been approved for approximately 1,164 single family units. The WaterSound Origins community includes a six-hole golf course that is operated by our Resorts and Leisure segment.
The Breakfast Point community is a residential community in Panama City Beach, Florida near the Pier Park shopping center. The project has been approved for 368 single family units.
The SouthWood community is a large scale, mixed use development community located in the southeastern section of Tallahassee. The project has been approved for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units. SouthWood also includes an 18-hole golf course and club and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our Resorts and Leisure segment and the towncenter is leased and operated by our Leasing segment.
We have other residential communities, such as the WaterColor, WaterSound Beach, WaterSound West Beach and other communities that are substantially developed. We are in the process of selling the remaining developed and available units.

In addition, we believe that there is a growing retirement demographic in Northwest Florida and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. Specifically, the Bay-Walton County Sector Plan (the “Sector Plan”) was officially adopted by Bay County and Walton County in June 2015 and our Sector Plan was found in compliance with state law and is therefore in effect. We continue the planning necessary to develop mixed-use and active adult communities in Northwest Florida as contemplated in the Sector Plan.
Our residential real estate segment generates revenues primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped lots; a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of impact fee credits; and other fees on certain transactions.
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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies during the first six months of 2015, however we cannot assure you that these policies will not change in the future.

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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and six months ended June 30, 2015 and 2014. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale in 2014. Included in the results for the six months ended June 30, 2014, is pre-tax income of $511.1 million, which includes $1.2 million of severance costs recorded in Other operating and corporate expenses, for the AgReserves Sale. In addition, included in the results for the three and six months ended June 30, 2014, is pre-tax income of $26.0 million for the RiverTown Sale. Refer to Note 5, Real Estate Sales, for further information on the AgReserves Sale and the RiverTown Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$14.0	$48.9	$19.5	$626.6
Resorts and leisure revenues	19.3	16.5	27.1	23.5
Leasing revenues	2.2	1.7	4.2	2.9
Timber sales	2.3	1.1	4.1	9.2
Total	37.8	68.2	54.9	662.2
Expenses:
Cost of real estate sales	6.6	20.4	9.7	82.4
Cost of resorts and leisure revenues	14.7	13.1	23.5	20.7
Cost of leasing revenues	0.6	0.4	1.3	0.9
Cost of timber sales	0.3	0.2	0.4	4.1
Other operating and corporate expenses	7.7	7.4	14.8	15.9
Administrative costs associated with special purpose entities	—	3.7	—	3.7
Depreciation, depletion and amortization	2.1	2.0	5.1	4.0
Total	32.0	47.2	54.8	131.7
Operating income	5.8	21.0	0.1	530.5
Other (expense) income:
Investment income, net	5.4	3.9	10.6	4.2
Interest expense	(2.6)	(2.2)	(5.5)	(2.9)
Other, net	(7.0)	0.6	(6.4)	1.4
Total other (expense) income	(4.2)	2.3	(1.3)	2.7
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	1.6	23.3	(1.2)	533.2
Income tax expense	(1.9)	(8.7)	(0.8)	(115.6)
Net (loss) income	$(0.3)	$14.6	$(2.0)	$417.6

Real Estate Sales and Gross Profit.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
	Dollars in millions				Dollars in millions
Revenues:
Residential real estate sales	$4.0	28.6%	$4.2	8.6%	$9.5	48.7%	$9.9	1.6%
RiverTown Sale	—	—%	43.6	89.2%	—	—%	43.6	7.0%
Commercial real estate sales	4.7	33.5%	1.0	2.0%	4.7	24.1%	3.4	0.5%
AgReserves and other rural land sales	5.3	37.9%	0.1	0.2%	5.3	27.2%	569.7	90.9%
Real estate sales	$14.0	100.0%	$48.9	100.0%	$19.5	100.0%	$626.6	100.0%

Gross profit:
Residential real estate sales	$2.1	52.5%	$1.7	40.5%	$4.5	47.4%	$4.7	47.5%
RiverTown Sale	—	—%	26.0	59.6%	—	—%	26.0	59.6%
Commercial real estate sales	0.5	10.6%	0.7	70.0%	0.5	10.6%	2.3	67.6%
AgReserves and other rural land sales	4.8	90.6%	0.1	100.0%	4.8	90.6%	511.2	89.7%
Gross profit	$7.4	52.9%	$28.5	58.3%	$9.8	50.3%	$544.2	86.8%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. Excluding the RiverTown Sale, residential real estate sales decreased $0.2 million and $0.4 million during the three and six months ended June 30, 2015, as compared to the same periods in 2014. During the three and six months ended June 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million. During the three months ended June 30, 2014, we had one sale of an acre of commercial real estate for $1.0 million. During the six months ended June 30, 2014, we had three sales of commercial real estate totaling four acres for $3.4 million.

As our customer base for residential real estate sales has shifted from primarily retail based to being more weighted towards homebuilders who generally buy more homesites in a single transaction but who tend to buy on a more sporadic basis, we believe we will continue to experience greater volatility in the consistency and pace of our residential real estate sales in at least the near future term. In addition, as the mix of homesites that we sell has shifted to homesites in our primary communities, which typically have a lower price and gross profit margin than homesites in our resort communities, we may experience a decrease in our gross profit margin from residential real estate sales.

Included in revenues from real estate sales during the three and six months ended June 30, 2014, was revenue of $43.6 million for the RiverTown Sale.

In addition, included in revenues from real estate sales for the three and six months ended June 30, 2015, was revenue of $5.3 million for the sale of approximately 3,330 acres of rural and timber land.

In addition, included in revenues from real estate sales during the six months ended June 30, 2014, was revenue of $569.7 million for the AgReserves Sale. Real estate sales for the AgReserves Sales, included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

Real Estate Sales Gross Profit. During the three months ended June 30, 2015, gross profit was $7.4 million, or 52.9%, as compared to 58.3% during the same period in 2014. In addition, during the six months ended June 30, 2015, gross profit was $9.8 million, or 50.3%, as compared to 86.8%, during the same period in 2014. Our gross profit margin can vary significantly from period to period depending on the type of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

As a result of the AgReserves Sale, we do not expect to have continuing substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.
Resorts and Leisure Revenues and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Dollars in millions
Resorts and leisure revenues	$19.3	$16.5	$27.1	$23.5
Gross profit	$4.6	$3.4	$3.6	$2.8
Gross profit margin	23.8%	20.6%	13.3%	11.9%

Resorts and leisure revenues increased $2.8 million, or 17%, during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Our gross profit margin has increased during the three months ended June 30, 2015, primarily due to increased membership revenues since the launch of St. Joe Club & Resorts as compared to the same period in 2014.
Resorts and leisure revenues increased $3.6 million, or 15%, during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Our gross profit margin has increased during the six months ended June 30, 2015, primarily due to increased membership revenues since the launch of St. Joe Club & Resorts as compared to the same period in 2014.
Leasing Revenues and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Dollars in millions
Leasing revenues	$2.2	$1.7	$4.2	$2.9
Gross profit	$1.6	$1.3	$2.9	$2.0
Gross profit margin	72.7%	76.5%	69.0%	69.0%

Leasing revenues increased $0.5 million, or 29%, during the three months ended June 30, 2015, as compared to the same period in 2014. Leasing revenues increased $1.3 million, or 45%, during the six months ended June 30, 2015, as compared to the same period in 2014. The increase in revenues is primarily attributable to an increase in revenues from leases in our Pier Park North joint venture that commenced after March 31, 2014.
Timber Sales and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	Dollars in millions
Timber sales	$2.3	$1.1	$4.1	$9.2
Gross profit	$2.0	$0.9	$3.7	$5.1
Gross profit margin	87.0%	81.8%	90.2%	55.4%

Timber sales increased $1.2 million, or 109%, during the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to an increase in the amount of tons sold. Tons delivered were approximately 125,000 during the three months ended June 30, 2015, as compared to 60,000 during the three months ended June 30, 2014.
Timber sales decreased $5.1 million, or 55%, during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the six months ended June 30, 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the six months ended June 30, 2014. We expect our timber sales and related costs to substantially decrease following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Other operating and corporate expenses. Other operating and corporate expenses increased by $0.3 million, or 4%, during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to increased spending strategic to our mixed-use and active adult communities.
Other operating and corporate expenses decreased by $1.1 million, or 7%, during the six months ended June 30, 2015, as compared to the same period in 2014. The decrease in other operating and corporate expenses is primarily due to $1.2 million of severance costs associated with the AgReserves Sale that were recorded during the six months ended June 30, 2014 and lower real estate carrying costs. These decreases are partially offset by increased spending strategic to our mixed-use and active adult communities.
Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million for the three and six months ended June 30, 2014, include one-time administrative costs associated with the monetization of the Timber Note. See Note 5, Real Estate Sales.
Investment income. Investment income primarily includes (i) interest and dividends earned, realized losses and accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the AgReserves SPE. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net investment income from available-for-sale securities
Interest and dividend income	$2.1	$1.6	$4.4	$2.1
Accretion income	0.7	0.4	1.2	0.5
Realized losses on the sale of investments	—	(0.4)	—	(0.8)
Total net investment income from available-for-sale securities	2.8	1.6	5.6	1.8
Interest income from investments in special purpose entities	2.0	2.0	4.0	2.0
Interest accrued on notes receivable	0.6	0.3	1.0	0.4
Total investment income, net	$5.4	$3.9	$10.6	$4.2

Investment income increased $1.5 million during the three months ended June 30, 2015, as compared to the same period in 2014, due to (i) an increase of $1.2 million from our available-for-sale securities, primarily due to the increase in our investment balances since June 30, 2014 and (ii) $0.3 million from interest earned on mortgage notes receivable.

Investment income increased $6.4 million during the six months ended June 30, 2015, as compared to the same period in 2014, due to (i) an increase of $3.8 million from our available-for-sale securities, primarily due to the increase in our investment balances since June 30, 2014, (ii) $0.6 million from interest earned on mortgage notes receivable and (iii) $2.0 million from interest earned on the time deposit held by the AgReserves SPE. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan for our consolidated Pier Park North joint venture. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$(2.2)	$(2.1)	$(4.4)	$(2.1)
Interest expense	(0.4)	(0.1)	(1.1)	(0.8)
Total interest expense	$(2.6)	$(2.2)	$(5.5)	$(2.9)

Interest expense increased $0.4 million during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to interest expense on the construction loan for our Pier Park North joint venture. Interest expense increased $2.6 million during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in interest expense of $2.3 million for the Senior Notes issued by NFTF and interest expense on the construction loan for our Pier Park North joint venture.

Other, net. Other, net decreased $7.6 million and $7.8 million, respectively, during the three and six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to a total of $7.4 million of expenses recorded related to the ongoing SEC investigation. During the three and six months ended June 30, 2015, we established a reserve of $3.5 million related to the potential for settlement of the ongoing SEC investigation. In addition, during the three months ended June 30, 2015, we received correspondence from an insurance carrier related to coverage of certain expenses incurred in the SEC investigation and, as a result of this correspondence, recorded $3.9 million in legal costs. See Note 17, Commitments and Contingencies.

Income tax expense. We recorded income tax expense of $1.9 million during the three months ended June 30, 2015, as compared to tax expense of $8.7 million during the same period in 2014. Our effective tax rate was 118.8% for the three months ended June 30, 2015, as compared to 37.3% during the same period in 2014.
We recorded income tax expense of $0.8 million during the six months ended June 30, 2015, as compared to tax expense of $115.6 million during the same period in 2014. Our effective tax rate was 66.7% for the six months ended June 30, 2015, as compared to 21.7% during the same period in 2014.
Our effective rate for the three and six months ended June 30, 2015, reflects our expectation that the $3.5 million accrued for settlements costs related to the ongoing SEC investigation may not be deductible for income tax purposes.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$3.5	$3.8	$8.6	$9.4
RiverTown sale	—	43.6	—	43.6
Other revenues	0.5	0.4	0.9	0.5
Total revenues	4.0	47.8	9.5	53.5
Expenses:
Cost of real estate sales and other revenues	1.9	2.5	4.9	5.4
Cost of real estate sales - RiverTown sale	—	17.6	—	17.6
Other operating expenses	2.6	1.9	4.4	4.1
Depreciation and amortization	0.1	0.1	0.3	0.3
Total expenses	4.6	22.1	9.6	27.4
Operating income	(0.6)	25.7	(0.1)	26.1
Other income	0.2	0.3	0.2	—
Net income before income taxes	$(0.4)	$26.0	$0.1	$26.1

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

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Three Months Ended June 30, 2015					Three Months Ended June 30, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resort homesites	2	$1.5	$0.5	$1.0	66.7%	5	$1.6	$1.1	$0.5	31.3%
Primary homesites	24	2.0	1.0	1.0	50.0%	20	2.2	1.3	0.9	40.9%
Total	26	$3.5	$1.5	$2.0	57.1%	25	$3.8	$2.4	$1.4	36.8%

Northwest Florida resort homesites and home. Revenues from real estate homesite sales decreased $0.1 million, or 6%, during the three months ended June 30, 2015, as compared to the same period in 2014, due a decrease of available homesites. Gross profit margins increased to 66.7% during the three months ended June 30, 2015, as compared to 31.3% during the same period in 2014, primarily due to increased prices in our resort communities and the mix of homesites sold during each respective period.

Northwest Florida primary homesites. Gross profit margin increased to 50.0% during the three months ended June 30, 2015, as compared to 40.9% during the same period in 2014, primarily due to the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

RiverTown community. We completed the sale of our RiverTown community during the second quarter of 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $0.7 million during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to increased spending strategic to our mixed-use and active adult communities.
During the three months ended June 30, 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other income primarily includes interest earned on our mortgage notes receivable and interest expense on our CDD assessments.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Six Months Ended June 30, 2015					Six Months Ended June 30, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resort homesites	9	$4.5	$1.7	$2.8	62.2%	18	$5.4	$2.6	$2.8	51.9%
Resort home	1	0.8	0.8	—	—%	—	—	—	—	—%
Primary homesites	73	3.3	1.9	1.4	42.4%	39	3.7	2.4	1.3	35.1%
RiverTown community	—	—	—	—	—%	7	0.3	0.2	0.1	33.3%
Total	83	$8.6	$4.4	$4.2	48.8%	64	$9.4	$5.2	$4.2	44.7%

Northwest Florida resort homesites and home. Revenues from real estate homesite sales decreased $0.9 million, or 17%, during the six months ended June 30, 2015, as compared to the same period in 2014, due a decrease of available homesites. Gross profit margins increased to 62.2% during the six months ended June 30, 2015, as compared to 51.9% during the same period in 2014, primarily due to increased prices in our resort communities and the mix of homesites sold during each respective period.

Northwest Florida primary homesites. Gross profit margin increased to 42.4% during the six months ended June 30, 2015, as compared to 35.1% during the same period in 2014, primarily due to increased prices, the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

RiverTown community. We completed the sale of our RiverTown community during the second quarter of 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $0.3 million during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to increased spending strategic to our mixed-use and active adult communities, partially offset by lower carrying costs of real estate.
During the six months ended June 30, 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
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

The table below sets forth the results of operations of our commercial real estate segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$4.7	$1.0	$4.7	$3.4
Expenses:
Cost of real estate sales	4.2	0.3	4.2	1.1
Other operating expenses	0.5	0.6	1.1	1.3
Total expenses	4.7	0.9	5.3	2.4
Operating income (loss)	—	0.1	(0.6)	1.0
Other expense	—	—	—	(0.1)
Net income (loss) before income taxes	$—	$0.1	$(0.6)	$0.9

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

During the three and six months ended June 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million. During the three months ended June 30, 2014, we had one sale of an acre of commercial real estate for $1.0 million. During the six months ended June 30, 2014, we had three sales of commercial real estate totaling four acres for $3.4 million. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes revenues and cost of resort and leisure revenues from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Resorts and leisure revenues	$19.3	$16.5	$27.1	$23.5
Expenses:
Cost of resorts and leisure revenues	14.7	13.1	23.5	20.7
Operating expenses	0.1	0.1	0.2	0.3
Depreciation	1.0	1.0	2.8	2.0
Total expenses	15.8	14.2	26.5	23.0
Net loss before income taxes	$3.5	$2.3	$0.6	$0.5
The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$14.6	$3.7	25.3%	$12.6	$3.0	23.8%
Clubs	3.8	0.6	15.8%	3.0	0.2	6.7%
Marinas	0.9	0.3	33.3%	0.9	0.2	22.2%
Total	$19.3	$4.6	23.8%	$16.5	$3.4	20.6%
Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014
Revenues from resorts, vacation rentals and other management services increased $2.0 million, or 16%, during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Revenues from our clubs increased $0.8 million, or 26%, during the three months ended June 30, 2015, as compared to the same period in 2014, primarily due to increased membership revenues since the launch of St. Joe Club & Resorts in the beginning of 2014.
Our gross profit margin has increased during the three months ended June 30, 2015, primarily due to additional homes in our vacation rental business and increased membership revenues since the launch of St. Joe Club & Resorts as compared to the same period in 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$19.6	$2.8	14.3%	$17.0	$2.4	14.1%
Clubs	6.0	0.4	6.7%	5.1	0.1	2.0%
Marinas	1.5	0.4	26.7%	1.4	0.3	21.4%
Total	$27.1	$3.6	13.3%	$23.5	$2.8	11.9%
Revenues from resorts, vacation rentals and other management services increased $2.6 million, or 15%, during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented in our vacation rental programs. Revenues from our clubs increased $0.9 million, or 18%, during the six months ended June 30, 2015, as compared to the same period in 2014, primarily due to increased membership revenues since the launch of St. Joe Club & Resorts in the beginning of 2014.
Our gross profit margin has increased during the six months ended June 30, 2015, primarily due to additional homes in our vacation rental business and increased membership revenues since the launch of St. Joe Club & Resorts as compared to the same period in 2014.

Leasing Operations
Our leasing operations segment includes recurring revenues from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North. The table below sets forth the results of operations of our leasing operations segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Leasing operations	$2.2	$1.7	$4.2	$2.9
Expenses:
Cost of leasing operations	0.6	0.4	1.3	0.9
Operating expenses	0.2	0.1	0.4	0.1
Depreciation	0.8	0.6	1.5	1.1
Total expenses	1.6	1.1	3.2	2.1
Operating income	0.6	0.6	1.0	0.8
Other (expense) income	(0.3)	0.1	(0.6)	0.2
Net income before income taxes	$0.3	$0.7	$0.4	$1.0

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Revenues from leasing operations increased $0.5 million, or 29%, during the three months ended June 30, 2015, as compared to the same period in 2014. Revenues from leasing operations increased $1.3 million, or 45%, during the six months ended June 30, 2015, as compared to the same period in 2014. The increase in revenues is primarily attributable to an increase in revenues from leases in our Pier Park North joint venture that commenced after March 31, 2014.
During the three months ended June 30, 2015 and 2014, we capitalized less than $0.1 million and $0.2 million, respectively, of indirect development costs related to Pier Park North. During the six months ended June 30, 2015 and 2014, we capitalized $0.1 million and $0.5 million, respectively, of indirect development costs related to Pier Park North.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three and six months ended June 30, 2015 and 2014. The below results of operations for the three months ended June 30, 2014, includes revenues and expenses associated with the AgReserves Sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	In millions
Revenues:
Timber sales	$2.3	$1.1	$4.1	$9.2
Real estate sales - AgReserves and other rural land sales	5.3	—	5.3	569.7
Total revenues	7.6	1.1	9.4	578.9
Expenses:
Cost of timber sales	0.3	0.2	0.4	4.1
Cost of real estate sales - AgReserves and other rural land sales	0.6	—	0.6	58.5
Other operating expenses	0.1	0.1	0.3	1.5
Depreciation and depletion	0.2	0.1	0.3	0.5
Total expenses	1.2	0.4	1.6	64.6
Operating income	6.4	0.7	7.8	514.3
Other income	0.4	0.3	0.6	0.8
Net income before income taxes	$6.8	$1.0	$8.4	$515.1

The total tons sold and relative percentage of total tons sold by major item for timber sales for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Pine pulpwood	80,646	64%	51,518	87%	138,215	63%	202,739	69%
Pine sawtimber	37,606	30%	5,427	9%	64,823	29%	64,555	22%
Pine grade logs	6,453	5%	2,129	4%	15,418	7%	20,852	7%
Other	720	1%	—	—%	3,011	1%	4,642	2%
Total	125,425	100%	59,074	100%	221,467	100%	292,788	100%

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

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

Revenues from timber sales increased by approximately $1.2 million to $2.3 million during the three months ended June 30, 2015, as compared to $1.1 million in the same period in 2014, primarily due to an increase in the amount of tons sold. Tons delivered were approximately 125,000 during the three months ended June 30, 2015, as compared to 60,000 during the three months ended June 30, 2014. Gross margin increased during three months ended June 30, 2015, to 87.0%, as compared to 81.8% during the same period in 2014.

In addition, during the three months ended June 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.
Other income consists primarily of income from hunting leases.
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

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

Revenues from timber sales decreased by approximately $5.1 million, or 55%, to $4.1 million during the six months ended June 30, 2015, as compared to $9.2 million in the same period in 2014, primarily due to the AgReserves Sale which closed on March 5, 2014. Tons delivered were approximately 221,500 during the six months ended June 30, 2015, as compared to 293,000 during the six months ended June 30, 2014.

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

Gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during six months ended June 30, 2015, to 90.2%, as compared to 55.4% during the same period in 2014. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our gross profit margin.

In addition, during the six ended June 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of June 30, 2015, we had cash and cash equivalents of $338.0 million, compared to $34.5 million as of December 31, 2014. Our cash and cash equivalents at June 30, 2015 includes commercial paper of $256.8 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally easily convertible into cash within a relatively short period of time.
Fairholme Capital Management, L.L.C. (“Fairholme Capital”) serves as our investment advisor. Fairholme Capital receives no compensation for their services to us. As of June 30, 2015, the funds managed by Fairholme Capital beneficially owned approximately 27.1% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

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

As of June 30, 2015, the investment account included $39.6 million of money market funds and commercial paper of $256.8 million (all of which are classified within cash and cash equivalents on our Condensed Consolidated Balance Sheets), $259.6 million of U.S. Treasury securities, $103.9 million of corporate debt securities and $12.0 million of preferred stock investments (all of which are classified within investments on our Condensed Consolidated Balance Sheets). The issuer of the corporate debt securities is a national retail chain that is non-investment grade and the issuer of our preferred stock investment is a financial services firm that is non-investment grade.

We believe that our cash and cash equivalents, short term investments, borrowings under the Pier Park North construction loan (or any refinancing thereof) and cash generated from operations, will provide us with sufficient liquidity to satisfy our anticipated working capital needs, future capital expenditures and principal and interest payments on our long term debt for the next twelve months.

Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the six months ended June 30, 2015, we incurred a total of $10.0 million for capital expenditures, which includes $4.2 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $1.4 million related primarily to our resorts and leisure segment, $1.0 million related primarily to our forestry and corporate segments and $3.4 million related to the development of our residential real estate projects, which includes $0.6 million in planning costs for our mixed-use and active adult communities.

Our remaining budgeted capital expenditures for 2015 are estimated to be $25.6 million, which includes $20.0 million primarily for the development and acquisition of land for our residential and commercial real estate projects of which $11.8 million is for our mixed-use and active adult communities, $0.9 million for our forestry and other segments, and $4.7 million related to our Pier Park North joint venture, which we expect will be funded by the joint venture’s construction loan proceeds. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants. We anticipate that these future capital commitments will be funded through our cash and cash equivalents, short term investments, borrowings under our Pier Park North construction loan (or any refinancing thereof) and cash generated from operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that matures in February 2016 at which time there is an option for a two year extension. As of June 30, 2015, $36.1 million was outstanding on the construction loan. Interest on the construction loan was based on LIBOR plus 210 basis points, or 2.28% at June 30, 2015. The construction loan requires us to provide certain guarantees and covenants as described in Note 8, Real Estate Joint Ventures. These covenants include that we maintain minimum liquidity, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities of $25 million.

CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $6.8 million related to CDD debt as of June 30, 2015. Our total outstanding CDD assessments were $22.2 million at June 30, 2015, which was comprised of $18.4 million at SouthWood, $3.1 million at the existing Pier Park mall and $0.7 million at Wild Heron.
As part of the Pension Plan termination in December 2014, $7.9 million of the Pension Plan’s surplus assets were transferred into a suspense account in our 401(k) Plan. We have retained the risk and rewards of ownership of these assets; therefore, assets held in the suspense account are included in our condensed consolidated financial statements until they are allocated to participants. At June 30, 2015 and December 31, 2014, the fair value of these assets were recorded in Restricted investments on our Condensed Consolidated Balance Sheets and were $7.1 million and $7.9 million, respectively. These assets are expected to fund future benefits to 401(k) Plan participants for up to the next seven years and will be expensed when allocated to participants.
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
We may repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Through December 31, 2011, the Board of Directors had authorized a total of $950.0 million for the repurchase of outstanding common stock from shareholders (the “Stock Repurchase Program”). There is no expiration date on the Stock Repurchase Program. Through June 30, 2015 a total of approximately $846.2 million had been expended in the Stock Repurchase Program from its inception. As of June 30, 2015, we had a remaining authorization allowing us to repurchase up to $103.8 million of our common stock under the Stock Repurchase Program.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$38.0	$340.6
Net cash provided by (used in) investing activities	261.2	(502.8)
Net cash provided by financing activities	4.3	191.2
Net increase in cash and cash equivalents	303.5	29.0
Cash and cash equivalents at beginning of the period	34.5	21.9
Cash and cash equivalents at end of the period	$338.0	$50.9

Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $38.0 million during the six months ended June 30, 2015, as compared to $340.6 million during the same period in 2014, primarily as a result of the AgReserves Sale. In addition, we received $19.6 million from the RiverTown Note issued by the Company during the six months ended June 30, 2015.
During the six months ended June 30, 2015, capital expenditures related to assets ultimately planned to be sold were $4.2 million and consisted of $3.4 million relating to our residential real estate segment and $0.8 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, commercial land development and acquisition of property.
Cash Flows from Investing Activities
Cash flows used in investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the six months ended June 30, 2015, cash flows used in investing activities were $261.2 million, which includes our total net sales, maturities and purchases of investments of $266.9 million.
In addition, during the six months ended June 30, 2015, capital expenditures incurred by our Pier Park North joint venture were $4.2 million which were reported in our leasing operations segment and capital expenditures for other property and equipment were $1.6 million, which were primarily for our resorts and leisure segment.
Cash Flows from Financing Activities
Net cash provided by financing activities were $4.3 million during the six months ended June 30, 2015, which were primarily for borrowings on the Pier Park North joint venture construction loan and principal payments for CDD assessments.
Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a construction loan agreement for $41.0 million that matures in February 2016 at which time there is an option for a two year extension. As of June 30, 2015, $36.1 million was outstanding on the construction loan. Pursuant to the construction loan we have provided the following: (i) a completion guarantee until substantial completion; (ii) a principal repayment guarantee limited to 33% of the outstanding balance of the loan; (iii) a guarantee covering, among other things, operating deficits and accrued and unpaid interest; and (iv) customary non-recourse covenants covering items like misrepresentations, misappropriation of funds and fraud. In addition, pursuant to the construction loan we have agreed to maintain minimum liquidity of $25 million, which is defined as unencumbered and unrestricted cash, cash equivalents or U.S. Treasury securities and net worth of $350 million, which is defined as total assets less our direct liabilities.
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
During 2008 and 2007, the 2008 SPEs monetized the installment notes by issuing debt securities to third party investors. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the 2008 SPEs have no recourse against us for payment of the debt securities or related interest expense. We have determined that we are not the primary beneficiary of the 2008 SPEs, since we are not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs’, nor do we perform any service activity related to the 2008 SPEs’. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in our financial statements as of June 30, 2015.

We have recorded a retained interest with respect to our investment in the 2008 SPEs of $10.1 million for the 2008 installment notes monetized. This balance represents the present value of future cash flows to be received over the life of the 2008 installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the 2008 installment notes, of which approximately $15.2 million is expected to be received at the end of the 2008 installment notes fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the six months ended June 30, 2015.

Contractual Obligations at June 30, 2015

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)	$68.3	$25.5	$36.4	$0.2	$6.2
Interest related to debt, including community development district debt (2)	3.0	0.8	0.4	0.4	1.4
Contractual obligations (3)	4.4	2.8	1.6	—	—
Other long term obligations (4)	131.1	—	—	—	131.1
Senior Notes held by special purpose entity (5)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (5)	119.5	8.6	17.1	17.1	76.7
Total contractual obligations	$506.3	$37.7	$55.5	$17.7	$395.4

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.4 million, which will be paid by pledged treasury securities.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)	Other long term liabilities include certain of our deferred tax liabilities related to our installment note monetization transactions.
(5)
Senior Notes held by a consolidated special purpose entity that is not the Company’s liability or obligation. See Note 5, Real Estate Sales, of our unaudited condensed consolidated financial statements included in this quarterly report.

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

•
our estimates regarding certain tax matters and accounting valuations, including our ability to use our tax assets to mitigate any tax liabilities that arise from the AgReserves Sale and the timing and amount we expect to pay in future income taxes;

•	our expectations regarding the sufficiency of the Pension Plan’s surplus assets to fund future benefits to 401(k) Plan participants; and

•	our expectations regarding the impact of new accounting pronouncements.

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

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings, including the pending SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale;

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale and related transactions; and

•	the performance of the surplus assets in the Pension Plan may not be what we expected.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.4 million in the market value of our available-for-sale securities as of June 30, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR. A 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our Pledged treasury securities are invested in U.S. government treasury securities and do not bear market risk. A 1% change in our interest rate on our Pier Park North construction loan may result in additional interest payable of $0.4 million. Interest rates for our in-substance defeased debt and NFTF’s Senior Notes are fixed.

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
Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2015 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ST. JOE COMPANY

Date:	August 6, 2015	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)