Form 10-Q
period 2015-09-30
ST JOE CO
filed 2015-11-05
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of November 2, 2015, there were 75,329,557 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate, net	$315,537	$321,812
Cash and cash equivalents	157,887	34,515
Investments	252,025	636,878
Restricted investments (Note 15)	7,156	7,940
Notes receivable, net	2,893	24,270
Pledged cash and treasury securities	25,324	25,670
Property and equipment, net of accumulated depreciation of $61.3 million and $60.3 million at September 30, 2015 and December 31, 2014, respectively	10,267	10,203
Other assets	32,647	31,990
Investments held by special purpose entities (Note 5)	208,720	209,857
Total assets	$1,012,456	$1,303,135
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$69,726	$63,804
Accounts payable	6,469	12,554
Accrued liabilities and deferred credits	44,139	34,911
Deferred tax liabilities	37,542	34,824
Senior Notes held by special purpose entity (Note 5)	177,418	177,341
Total liabilities	335,294	323,434
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,332,565 and 92,322,905 issued at September 30, 2015 and December 31, 2014, respectively; and 75,329,557 and 92,302,636 outstanding at September 30, 2015 and December 31, 2014, respectively	892,387	892,237
Retained earnings	81,392	80,582
Accumulated other comprehensive income (loss)	139	(1,325)
Treasury stock at cost, 17,003,008 and 20,269 held at September 30, 2015 and December 31, 2014, respectively	(305,209)	(285)
Total stockholders’ equity	668,709	971,209
Non-controlling interest	8,453	8,492
Total equity	677,162	979,701
Total liabilities and equity	$1,012,456	$1,303,135
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

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate, net	$46,370	$43,709
Cash and cash equivalents	3,580	3,455
Other assets	9,540	8,781
Investments held by special purpose entities (Note 5)	208,720	209,857
Total assets	$268,210	$265,802
LIABILITIES
Long-term debt	$37,625	$31,618
Accounts payable	232	1,511
Accrued liabilities and deferred credits	2,209	4,142
Senior Notes held by special purpose entity (Note 5)	177,418	177,341
Total liabilities	$217,484	$214,612
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Real estate sales	$4,880	$3,919	$24,337	$630,574
Resorts and leisure revenues	18,537	16,913	45,657	40,392
Leasing revenues	2,528	2,054	6,741	4,931
Timber sales	1,885	1,061	6,033	10,300
Total revenues	27,830	23,947	82,768	686,197
Expenses:
Cost of real estate sales	2,480	2,068	12,204	84,592
Cost of resorts and leisure revenues	14,720	13,743	38,220	34,424
Cost of leasing revenues	734	585	1,996	1,435
Cost of timber sales	201	243	643	4,337
Other operating and corporate expenses	9,847	6,469	24,696	22,255
Administrative costs associated with special purpose entities	—	—	—	3,746
Depreciation, depletion and amortization	2,231	2,174	7,281	6,213
Total expenses	30,213	25,282	85,040	157,002
Operating (loss) income	(2,383)	(1,335)	(2,272)	529,195
Other income (expense):
Investment income, net	9,125	3,367	19,776	7,592
Interest expense	(2,875)	(2,950)	(8,397)	(5,839)
Other, net	135	387	(6,302)	1,734
Total other income	6,385	804	5,077	3,487
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	4,002	(531)	2,805	532,682
Equity in loss from unconsolidated affiliates	—	(11)	—	(32)
Income tax (expense) benefit	(1,244)	386	(2,034)	(115,209)
Net income (loss)	2,758	(156)	771	417,441
Net loss attributable to non-controlling interest	14	106	39	112
Net income (loss) attributable to the Company	$2,772	$(50)	$810	$417,553

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	92,026,894	92,295,213	92,088,253	92,297,467
Net income (loss) per share attributable to the Company	$0.03	$—	$0.01	$4.52
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss):	$2,758	$(156)	$771	$417,441
Other comprehensive (loss) income:
Net unrealized gains (loss) related to available-for-sale securities	3,710	(3,202)	6,956	(3,480)
Reclassification of other-than-temporary impairment losses included in earnings	—	1,295	—	1,295
Reclassification of realized (gains) losses included in earnings	(5,276)	—	(5,276)	833
Income tax	1,057	734	(216)	519
Total	(509)	(1,173)	1,464	(833)
Defined benefit pension items:
Net loss (gain) arising during the period	—	94	—	(502)
Settlement included in net periodic cost	—	529	—	969
Amortization of loss included in net periodic cost	—	115	—	373
Income tax	—	(284)	—	(324)
Total	—	454	—	516
Total other comprehensive (loss) income, net of tax	(509)	(719)	1,464	(317)
Total comprehensive income (loss), net of tax	$2,249	$(875)	$2,235	$417,124
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Net income (loss)	—	—	810	—	—	(39)	771
Other comprehensive income	—	—	—	1,464	—	—	1,464
Repurchase of common shares	(16,982,739)	—	—	—	(304,924)	—	(304,924)
Issuance of common stock for director’s fees	9,660	150	—	—	—	—	150
Balance at September 30, 2015	75,329,557	$892,387	$81,392	$139	$(305,209)	$8,453	$677,162

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$771	$417,441
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	7,281	6,213
Stock based compensation	150	210
(Gain) loss on sale of investments	(5,276)	833
Other-than-temporary impairment losses	—	1,295
Equity in loss in from unconsolidated affiliates	—	32
Deferred income tax	2,502	51,037
Cost of real estate sold	10,932	73,424
Expenditures for and acquisition of real estate to be sold	(5,445)	(6,059)
Notes receivable financed by the Company for operating properties sold	—	(19,600)
Timber Note (Note 5)	—	(200,000)
Deferred revenue	(64)	(13,562)
Accretion income and other	(1,658)	(1,530)
Changes in operating assets and liabilities:
Payments received on notes receivables	21,441	2,292
Other assets	883	(4,333)
Accounts payable and accrued liabilities	4,543	4,812
Income taxes	(469)	10,392
Net cash provided by operating activities	35,591	322,897
Cash flows from investing activities:
Expenditures for Pier Park North joint venture (Note 8)	(5,462)	(20,402)
Purchases of property and equipment	(2,287)	(1,869)
Purchases of investments	(239,740)	(634,754)
Maturities of investments	310,000	100,000
Sales of investments	322,847	83,239
Sales of restricted investments (Note 15)	877	—
Investment and maturities of assets held by special purpose entities (Note 5)	787	(6,921)
Contributions to unconsolidated affiliates	—	(148)
Net cash provided by (used in) investing activities	387,022	(480,855)
Cash flows from financing activities:
Repurchase of common shares	(304,924)	—
Borrowings on construction loan in Pier Park joint venture (Note 8)	6,007	22,477
Principal payments for long term debt	(324)	(571)
Issuance of Senior Notes by special purpose entity net of discount and issuance costs of $4.3 million for 2014 (Note 5)	—	175,740
Net cash (used in) provided by financing activities	(299,241)	197,646
Net increase in cash and cash equivalents	123,372	39,688
Cash and cash equivalents at beginning of the period	34,515	21,894
Cash and cash equivalents at end of the period	$157,887	$61,582

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash paid during the period for:
Interest expense	$9,991	$5,206
Income taxes	$—	$53,780

Non-cash financing and investing activities:
Increase (decrease) in Community Development District debt	$586	$(5,007)
Decrease in pledged treasury securities related to defeased debt	$346	$438
Expenditures for investing properties and property and equipment financed through accounts payable	$1,394	$5,289
Exchange of Timber Note for investments held by special purpose entity (Note 5)	$—	$200,000
Capital contributions to special purpose entity from non-controlling interest (Note 5)	$—	$3,492

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
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Company’s condensed consolidated financial position, results of operations or cash flows for the periods presented. See Note 17, Segment Information.
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

Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations and cash flows. The Company has not adopted this ASU as of September 30, 2015.
Consolidation
In February 2015, the FASB issued an ASU that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The new guidance will be effective for the Company as of January 1, 2016. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the impact the adoption of this guidance will have on the Company’s condensed consolidated financial statements. The Company has not adopted this ASU as of September 30, 2015.
Debt issuance costs
In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. The new guidance should be applied on a retrospective basis and is effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect that the adoption of this guidance will have a material impact on its financial position. The Company has not adopted this ASU as of September 30, 2015.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	September 30, 2015	December 31, 2014
Development property:
Residential real estate	$101,671	$102,408
Commercial real estate	55,188	59,405
Leasing operations	268	3,680
Forestry	3,069	3,278
Corporate	2,171	2,019
Total development property	162,367	170,790

Operating property:
Residential real estate	$8,089	$8,084
Resorts and leisure	109,342	110,136
Leasing operations	79,368	72,045
Forestry	18,911	18,839
Other	50	50
Total operating property	215,760	209,154
Less: Accumulated depreciation	62,590	58,132
Total operating property, net	153,170	151,022
Investment in real estate, net	$315,537	$321,812

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and sewers. Leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. This development property is being reclassified as operating property as the operations continue to commence at Pier Park North.
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
The Company had capitalized indirect development costs, primarily related to the consolidated joint venture at Pier Park North, of less than $0.1 million and $0.2 million, during the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.6 million, during the nine months ended September 30, 2015 and 2014, respectively.

3. Impairment of Long Lived Assets
The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating and development property and property and equipment, net. As part of the Company’s review for impairment of its long-lived assets, the Company reviews each long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in the Company’s business plan and any other event or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a material change in strategy that would affect the fair value of the Company’s properties;

•	continuing operating or cash flow losses for an operating property;

•	an accumulation of costs in excess of the projected costs for a development property; and

•	any other adverse change that may affect the fair value of the property.

The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three and nine months ended September 30, 2015 and 2014.

4. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on observable market inputs. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive (loss) income. Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in Investment income, net. In addition, at September 30, 2015, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At September 30, 2015 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
Commercial paper (1)	$98,962	$22	$—	$98,984
U.S. Treasury securities	234,674	187	—	234,861
Corporate debt securities	5,269	—	—	5,269
Preferred stock	11,858	37	—	11,895
	$350,763	$246	$—	$351,009

(1)	Recorded in Cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets.

At December 31, 2014 investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$509,783	$32	$—	$509,815
Corporate debt securities	101,587	—	1,482	100,105
Preferred stock	26,963	—	5	26,958
	$638,333	$32	$1,487	$636,878

Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”), has served as an investment advisor to the Company since April 2013. As of September 30, 2015, funds managed by Fairholme Capital beneficially owned approximately 32.5% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital does not receive any compensation for services as the Company’s investment advisor.
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
As of September 30, 2015, the investment account included $30.9 million of money market funds and $99.0 million of commercial paper (all of which are classified within cash and cash equivalents on the Company’s Condensed Consolidated Balance Sheets), $234.9 million of U.S. Treasury securities, $5.3 million of corporate debt securities in an issuer that is a national retail chain that is non-investment grade and $11.9 million of preferred stock investments (all of which are classified within investments on the Company’s Condensed Consolidated Balance Sheets).
During the three months ended September 30, 2015, realized gains from the sale of available-for-sale securities were $5.3 million and proceeds from the sale of available-for-sale securities were $182.7 million. During the nine months ended September 30, 2015, realized gains from the sale of available-for-sale securities were $5.3 million, proceeds from the sale of available-for-sale securities were $322.8 million and proceeds from the maturity of available-for-sale securities were $310.0 million.
During the three months ended September 30, 2014, proceeds from the sale of available-for-sale securities were $75.0 million and proceeds from the maturity of U.S. Treasury securities were $40.0 million. During the nine months ended September 30, 2014, realized losses from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $83.2 million and proceeds from the maturity of available-for-sale securities were $100.0 million.

As of September 30, 2015, there were no unrealized losses related to commercial paper, U.S. Treasury securities, corporate debt securities or preferred stock investments. As of December 31, 2014, certain of the Company’s U.S. Treasuries and preferred stock had immaterial unrealized losses. The Company previously reported in its Annual Report on Form 10-K that it had no continuous unrealized losses greater than twelve months as a result of recognizing a portion of the unrealized loss in earnings as of September 30, 2014. The Company has revised this disclosure in the following table that provides the corporate debt securities continuous unrealized loss position and its related fair values:

	As of September 30, 2015				As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$—	$—	$85,845	$1,294	$14,260	$188

The Company had no unrealized losses as of September 30, 2015. The Company’s unrealized losses as of December 31, 2014 relate to investments in senior secured debt securities in one issuer that is a national retail chain that is non-investment grade. The Company purchased these investments between the second quarter of 2013 through the second quarter of 2014. During the third quarter of 2014, the Company determined that these investments were other-than-temporarily impaired and recorded $1.3 million related to credit-related losses in Investment income, net on the Company's Condensed Consolidated Statements of Operations. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The Company sold these investments during the three months ended September 30, 2015 and recorded a realized gain of $5.3 million.
As of December 31, 2014, the Company did not intend to sell the investments with unrealized losses and it was not more likely than not that the Company would have been required to sell the security prior to its anticipated recovery, which could have been maturity; therefore, the Company does not believe that its investment in the corporate debt securities was other-than-temporarily impaired at December 31, 2014.
The net carrying value and estimated fair value of investments classified as available-for-sale at September 30, 2015, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$333,636	$333,845
Due after one year through five years	5,269	5,269
	338,905	339,114
Preferred stock	11,858	11,895
	$350,763	$351,009

5. Real Estate Sales
The Company’s Condensed Consolidated Financial Statements are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale during 2014.
AgReserves Sale
Real estate sales for the nine months ended September 30, 2014, includes the sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida, along with certain other assets and inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”). On March 5, 2014, the Company completed the AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating expenses. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “AgReserves SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the AgReserves SPE, in favor of the Company. The AgReserves SPE was created by AgReserves with financial instruments having an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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
The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million upon maturity of the Timber Note and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period of the Timber Note and which are recorded in Investments held by special purpose entities on the Company’s Condensed Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during the nine months ended September 30, 2014 and are recorded in Administrative costs associated with special purpose entities on the Company’s Condensed Consolidated Statements of Operations.
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
The Company has determined that it was the primary beneficiary of the AgReserves SPE and NFTF as of September 30, 2015 and December 31, 2014, and therefore, the AgReserves SPE’s and NFTF’s assets and liabilities are consolidated in the Company's financial statements as of September 30, 2015 and December 31, 2014. The carrying amounts of the AgReserves SPE’s and NFTF’s assets and non-recourse liabilities were $211.4 million and $178.1 million, respectively, as of September 30, 2015. The consolidated assets of the AgReserves SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $1.3 million on the time deposit, U.S. Treasuries of $8.5 million, cash of $0.2 million and deferred issuance costs of $1.4 million for the Senior Notes. The consolidated liabilities include Senior Notes issued by NFTF totaling $177.4 million net of the $2.6 million discount and $0.7 million of accrued interest expense on the Senior Notes.

The Company’s Condensed Consolidated Statements of Operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income, net	$2,050	$2,050	$6,150	$4,067
Interest expense	$(2,189)	$(2,185)	$(6,566)	$(4,397)
The Company has classified the U.S. Treasury securities held by the AgReserves SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities are recorded at amortized cost, which approximates fair value as of September 30, 2015. The U.S. Treasuries mature over the fifteen year period of the Timber Note or $0.8 million within one year, $3.6 million after one year through five years, $3.0 million after five years through ten years and $1.1 million after ten years.
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
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the five-year period following the closing (most of which, the Company expects to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company’s control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. The Company has not recorded a receivable for the estimated impact fees to be received and will record any revenues related to the receipt of the impact fees at the time of receipt. The Company received no impact fees during the three months ended September 30, 2015 and received $0.1 million during the nine months ended September 30, 2015 and the Company has received a total of approximately $0.2 million through September 30, 2015.
The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the nine months ended September 30, 2014. Mattamy also assumed the Company’s total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company’s Consolidated Balance Sheets as of March 31, 2014.

6. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$1,120	$1,859	$5,509	$3,987
Accretion income	639	440	2,184	961
Realized gains (losses) on the sale of investments	5,276	—	5,276	(833)
Other-than-temporary impairment losses	—	(1,295)	—	(1,295)
Total net investment income from available-for-sale securities	7,035	1,004	12,969	2,820
Interest income from investments in special purpose entities (Note 5)	2,050	2,050	6,150	4,067
Interest accrued on notes receivable and other interest	40	313	657	705
Total investment income, net	9,125	3,367	19,776	7,592
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity (Note 5)	(2,189)	(2,185)	(6,566)	(4,397)
Interest expense	(686)	(765)	(1,831)	(1,442)
Total interest expense	(2,875)	(2,950)	(8,397)	(5,839)
Other, net
Fees and expenses for the SEC investigation	(438)	—	(7,869)	—
Accretion income from retained interest investments	237	226	674	656
Hunting lease income	172	138	551	623
Other income, net	164	23	342	455
Other, net	135	387	(6,302)	1,734

Total other income	$6,385	$804	$5,077	$3,487
Investment income, net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale security. Realized gains (losses) on the sale of investments include the gain or loss recognized on the sale of an available-for-sale security prior to maturity. During the third quarter of 2014, the Company determined that its investments in corporate debt securities were other-than-temporarily impaired and recorded $1.3 million related to credit-related losses in Investment income, net on the Company's Condensed Consolidated Statements of Operations. See Note 4, Investments.
    Interest income from investments in special purpose entities primarily includes interest accrued or received on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by special purpose entity. See Note 5, Real Estate Sales.

Interest expense
Interest expense includes interest expense related to the Company’s Community Development District debt and the construction loan in the Pier Park North joint venture. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by the special purpose entity, are amortized based on the effective interest method at an effective rate of 4.9%.
Other, net
During the three and nine months ended September 30, 2015, the Company expensed a total of $0.5 million and $7.9 million, respectively, related to the SEC investigation. This amount was included in Other, net in the Condensed Consolidated Financial Statements. The $7.9 million of fees and expenses for the SEC investigation consisted of (i) an accrual of $3.5 million for penalties, disgorgements and interest relating to the SEC investigation and (ii) legal expenses associated with the SEC investigation. On October 27, 2015, the Company fully resolved the SEC investigation and entered into a settlement with the SEC. Without admitting or denying any factual allegations, the Company consented to the SEC’s issuance of an administrative order pursuant to which the Company agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on the Company of $2.75 million and other disgorgements and interest subject to indemnification by the Company. During the nine months ended September 30, 2015, the Company received correspondence from an insurance carrier related to non-coverage of certain fees and expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded $0.5 million and $4.4 million, respectively, in legal costs during the three and nine months ended September 30, 2015. See Note 18, Commitments and Contingencies.
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

The financial instruments measured at fair value on a recurring basis at September 30, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$30,903	$—	$—	$30,903
Commercial paper	98,984	—	—	98,984
Debt securities:
U.S. Treasury securities	234,861	—	—	234,861
Corporate debt securities	—	5,269	—	5,269
Preferred stock	—	11,895	—	11,895
Restricted investments:
Guaranteed income fund	—	7,156	—	7,156
	$364,748	$24,320	$—	$389,068

The financial instruments measured at fair value on a recurring basis at December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$19,971	$—	$—	$19,971
Debt securities:
U.S. Treasury securities	509,815	—	—	509,815
Corporate debt securities	—	100,105	—	100,105
Preferred stock	—	26,958	—	26,958
Restricted investments:
Guaranteed income fund	—	7,940	—	7,940
	$529,786	$135,003	$—	$664,789
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

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2015 and December 31, 2014, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity, and a rate of return. The Prudential Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and are categorized as level 2 financial instruments. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15, Employee Benefit Plans.
Fair Value of Financial Instruments

•	The fair value of the Company’s pledged treasury securities is based on quoted market prices in an active market.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 5, Real Estate Sales.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	September 30, 2015			December 31, 2014
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$—	$—	N/A	$25,670	$26,501	1
Retained interest investments	$10,137	$13,147	3	$9,932	$13,026	3
Investments held by special purpose entities (Note 5)	$208,720	$209,144	3	$209,857	$209,679	3
Liabilities
Senior Notes held by special purpose entity (Note 5)	$177,418	$177,982	3	$177,341	$177,940	3
Pledged Treasury Securities
In connection with a sale of the Company’s office portfolio in 2007, the Company completed an in-substance defeasance of approximately $29.3 million of mortgage debt that was collateralized by one of the commercial buildings. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The interest yield on the pledged securities and the interest expense on the debt are closely related. The transaction did not qualify as an extinguishment of debt, since the Company was responsible if there had been a shortfall in the funds deposited into the trust, which were invested in government backed securities. The trust was not in the Company’s control and the trustee could not sell the securities prior to maturity. As such, the government backed securities or cash and the related debt (see Note 11, Debt) remained on the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. The government backed securities or cash were recorded as Pledged cash and treasury securities on the Company’s Condensed Consolidated Balance Sheets.

In August 2015, the remaining pledged treasury securities matured and were held as restricted cash at September 30, 2015. In October 2015, the trustee made the final balloon payment on the mortgage debt in the amount of $25.3 million, utilizing the pledged treasury securities and cash. There was no shortfall on the payment.
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “2008 SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The 2008 SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the 2008 SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the 2008 SPEs, the Company is not obligated to contribute any funds to the 2008 SPEs. The Company has determined that it is not the primary beneficiary of the 2008 SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs, nor does the Company perform any service activity related to the 2008 SPEs. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of September 30, 2015 and December 31, 2014.
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
The Company has a beneficial or retained interest investment related to the 2008 SPEs of $10.1 million and $9.9 million as of September 30, 2015 and December 31, 2014, respectively, recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the 2008 SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.6%. The Company continues to update its expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and nine months ended September 30, 2015 and 2014.
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

Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail lifestyle center at Pier Park North. During 2013, the Company and its partner contributed total cash of approximately $14.4 million to the joint venture, of which the Company contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that would have matured in February 2016 with the possibility of an option for a two year extension (the “Construction Loan”). As of September 30, 2015 and December 31, 2014, $37.6 million and $31.6 million, respectively, were outstanding on the Construction Loan. In connection with the Construction Loan agreement the Company had entered into certain limited guarantees. In addition, the Company had agreed to maintain minimum liquidity of $25 million and net worth of $350 million under the Construction Loan.
In October 2015, the Pier Park North joint venture refinanced the Construction Loan and entered into a $48.2 million loan. The refinanced loan will accrue interest at a rate of 4.1% per annum and matures in November 2025 (the “Refinanced Loan”). The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon payment at maturity. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North joint venture’s property and a $6.62 million letter of credit.
Upon refinancing of the Construction Loan, $6.3 million was distributed to the Company, including $3.7 million as the remaining return for contributed land. As contemplated by the Pier Park North joint venture’s operating agreement, the remaining distribution was used to rebalance the equity ownership in the joint venture, such that the ownership percentage of the Company and its partner was adjusted to 60% and 40%, respectively.
In connection with the closing of the Refinanced Loan, each of the Pier Park North joint venture partners executed a limited guarantee in favor of the lender, based on their percentage ownership of the joint venture. The limited guarantee covers losses arising out of certain events, including (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the security instrument. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings; and upon breach of covenants in the security instrument. Pursuant to the guarantee, the Pier Park North joint venture partners are required to maintain a minimum of $36 million in combined net worth, not including the value of each partner’s respective equity in the Pier Park North property.
As of September 30, 2015, the Company’s capital account represents over 73% of the total equity in the joint venture. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development, annual budgets and loan refinancing. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company as of September 30, 2015.

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
As of September 30, 2015, the carrying amounts of the real estate VIEs’ assets that are consolidated were $56.8 million and non-recourse liabilities $39.4 million, including debt of $37.6 million, of which the Company has a principal repayment guarantee limited to 33% of the outstanding balance. Each VIE’s assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, that VIE, and not the Company, except for the above described guarantees and covenants.
Unconsolidated Real Estate VIE
As of September 30, 2015, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	September 30, 2015	December 31, 2014
BALANCE SHEETS:
Cash and cash equivalents	$14,362	$15,461
Other assets	58	57
Total assets	$14,420	$15,518

Accounts payable and other liabilities	$1,103	$605
Equity(1)	13,317	14,913
Total liabilities and equity	$14,420	$15,518

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
For the three months ended September 30, 2015 and 2014, ALP reported a net loss of $0.4 million and $0.2 million, respectively. For the nine months ended September 30, 2015 and 2014, ALP reported a net loss of $1.6 million and $1.2 million, respectively.

9. Notes Receivable, net
Notes receivable, net consists of the following:

	September 30, 2015	December 31, 2014
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, all accrued interest and remaining principal and interest payment due and paid in June 2015	$—	$19,600
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	2,147	2,147
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2016	256	2,011
Various mortgage notes, secured by certain real estate bearing interest at various rates	490	512
Total notes receivable, net	$2,893	$24,270
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

10. Other Assets

Other assets consist of the following:

	September 30, 2015	December 31, 2014
Retained interest investments	$10,137	$9,932
Accounts receivable, net	4,401	4,385
Prepaid expenses	6,326	4,783
Straight line rent	3,716	2,869
Income tax receivable	1,247	778
Other assets	5,485	6,305
Accrued interest receivable for Senior Notes held by special purpose entity (Note 5)	1,335	2,938
Total other assets	$32,647	$31,990

11. Debt

Debt consists of the following:

	September 30, 2015	December 31, 2014
In-substance defeased debt, interest payable at 5.62%, secured and paid by pledged cash and treasury securities, due October 1, 2015	$25,324	$25,670
Community Development District debt, secured by certain real estate and standby note purchase agreements, due through May 2039, interest payable at 2.25% to 7.0%	6,777	6,516
Construction loan in the Pier Park North joint venture, due February 2016, bearing interest at LIBOR plus 210 basis points, or 2.30% and 2.26% at September 30, 2015 and December 31, 2014, respectively	37,625	31,618
Total debt	$69,726	$63,804
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which has a final balloon payment that was made in October 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remained on the Company’s Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities were insufficient to repay the debt. In October 2015, the trustee made the final balloon payment on the mortgage debt in the amount of $25.3 million, utilizing the pledged treasury securities and cash. There was no shortfall on the payment.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $6.8 million and $6.5 million related to CDD assessments as of September 30, 2015 and December 31, 2014, respectively. The Company’s total outstanding CDD assessments were $22.2 million and $22.7 million at September 30, 2015 and December 31, 2014, respectively. The Company pays interest on the total outstanding CDD assessments.
In February 2013, the Company’s Pier Park North joint venture entered into a Construction Loan agreement for $41.0 million that matures in February 2016 with the possibility of an option for a two year extension. As of September 30, 2015 and December 31, 2014, $37.6 million and $31.6 million, respectively were outstanding on the Construction Loan. See Note 8, Real Estate Joint Ventures. In October 2015, the Pier Park North joint venture refinanced its February 2013 Construction Loan and entered into a $48.2 million loan. The Refinanced Loan will accrue interest at a rate of 4.1% per annum and will mature on November 1, 2025. See Note 8, Real Estate Joint Ventures for details on the Refinanced Loan.

The aggregate maturities of debt subsequent to September 30, 2015 are:

September 30, 2015

2015	25,324
2016 (1)	37,742
2017	121
2018	126
2019	130
Thereafter	6,283
$69,726

(1)
In October 2015, the Company’s Pier Park North joint venture refinanced its Construction Loan that would have matured in 2016. As a result, $37.6 million will no longer be due in 2016. The Refinanced Loan will mature in November 2025. See Note 8, Real Estate Joint Ventures.

12. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	September 30, 2015	December 31, 2014
Accrued compensation	$4,983	$2,673
Deferred revenue	15,484	15,309
Membership deposits	7,731	8,426
Accruals for fees and expenses for the SEC investigation	5,781	—
Other accrued liabilities	9,447	5,651
Accrued interest expense for Senior Notes held by special purpose entity (Note 5)	713	2,852
Total accrued liabilities and deferred credits	$44,139	$34,911
Deferred revenue at September 30, 2015 and December 31, 2014 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.

As of September 30, 2015, the Company had $5.8 million in accruals for fees and expenses related to the SEC investigation. The amount of $5.8 million includes (i) an accrual of $3.5 million for penalties, disgorgements and interest relating to the SEC investigation and (ii) legal fees related to the SEC investigation. During the nine months ended September 30, 2015, the Company received correspondence from an insurance carrier related to non-coverage of certain expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded $0.5 million and $4.4 million, respectively, in legal costs during the three and nine months ended September 30, 2015 of which $2.3 million had not been paid and was accrued at September 30, 2015. On October 27, 2015, the Company fully resolved the SEC investigation and entered into a settlement pursuant to which the Company agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on the Company of $2.75 million and other disgorgements and interest subject to indemnification by the Company. See Note 18, Commitments and Contingencies.
13. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax loss or income as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Tax expense (benefit) at the statutory federal rate	$1,415	$(180)	$996	$186,428
State income tax expense (benefit) (net of federal benefit)	142	(18)	100	18,643
Decrease in valuation allowance	(87)	81	(245)	(90,083)
Costs for the SEC investigation	(256)	—	1,092	—
Other	30	(269)	91	221
Income tax expense (benefit)	$1,244	$(386)	$2,034	$115,209
As of September 30, 2015, the Company had no federal net operating loss carryforwards and had $325.7 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2013, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $93.1 million. During the nine months ended September 30, 2014, the Company reversed $90.1 million of the valuation allowance that was recorded as of December 31, 2013. As of September 30, 2015, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $6.0 million for these deferred tax assets.

14. Stock Repurchase Program
On August 15, 2015 the Company’s Board of Directors, approved an increase in the number of shares available for repurchase under its stock repurchase program (“Stock Repurchase Program”) of up to $300.0 million (including $93.6 million shares that were remaining and unused from a previous authorization). In addition, the Board of Directors authorized the Company to commence a tender offer for up to $300.0 million at a price of $18.00 per share, pursuant to Rule 10b-18. During the nine months ended September 30, 2015, the Company repurchased a total of 16,982,739 shares of its common stock outstanding. This amount included 16,348,143 shares purchased pursuant to a tender offer the Company announced on August 21, 2015, and which expired on September 22, 2015. Pursuant to the tender offer, in September 2015, the Company accepted for purchase 16,348,143 shares of its common stock at a purchase price of $18.00 per share, for a total purchase price of $294.3 million. The 16,348,143 shares of common stock repurchased included approximately 100,000 shares which were held in accounts managed by Fairholme Capital.  The respective account holders directed that the shares be tendered into the tender offer, and such shares were repurchased under the same terms as all other shares of common stock repurchased pursuant to the tender offer.  No shares in which Fairholme has a pecuniary interest, or for which Fairholme holds sole dispositive power, were tendered into the tender offer. In addition, prior to the commencement of the tender offer, the Company purchased 634,596 shares of its common stock under its previous Stock Repurchase Program at a weighted average purchase price of $16.03. As of September 30, 2015, there was $5.7 million remaining for purchase of shares under the Company’s Stock Repurchase Program.
In October 2015, the Company’s Board of Directors authorized an additional $200.0 million for share repurchases. The Company may repurchase its outstanding common stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. As a result of the additional authorization, the Company has a total of $205.7 million available for purchase of shares under its Stock Repurchase Program.

15. Employee Benefit Plans
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
A summary of the net periodic pension cost related to the Pension Plan for the three and nine months ended September 30, 2014 are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest cost	$149	$496
Expected loss on assets	137	412
Settlement charges	529	969
Amortization of loss	115	373
Net periodic pension cost	$930	$2,250
As of September 30, 2014, the assumptions used to develop net periodic pension cost and benefit obligations were the discount rate of 3.75% and expected long-term rate on plan assets of 0%.

Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination described above, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At September 30, 2015 and December 31, 2014, the fair values of these assets were recorded in Restricted investments on the Company’s Condensed Consolidated Balance Sheets and were $7.2 million and $7.9 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next seven years. During the nine months ended September 30, 2015, the Company recorded an expense of $0.9 million for the fair value of the assets that were allocated to participants during that period. In addition, any gains and losses on these assets are reflected in the Company’s condensed consolidated financial statements and were less than a $0.1 million gain for the three and nine months ended September 30, 2015. Refer to Note 7, Financial Instruments and Fair Value Measurements.

16. Accumulated Other Comprehensive Income (Loss)
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive income (loss), which is presented net of tax, for the three and nine months ended September 30, 2015 and 2014:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive income at June 30, 2015	$—	$648	$648
Other comprehensive income before reclassifications	—	2,245	2,245
Amounts reclassified from accumulated other comprehensive income	—	(2,754)	(2,754)
Other comprehensive loss	—	(509)	(509)
Accumulated other comprehensive income at September 30, 2015	$—	$139	$139

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)
Other comprehensive income before reclassifications	—	4,218	4,218
Amounts reclassified from accumulated other comprehensive loss	—	(2,754)	(2,754)
Other comprehensive income	—	1,464	1,464
Accumulated other comprehensive income at September 30, 2015	$—	$139	$139

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at June 30, 2014	$(5,330)	$(1,785)	$(7,115)
Other comprehensive loss before reclassifications	58	(1,969)	(1,911)
Amounts reclassified from accumulated other comprehensive loss	396	796	1,192
Other comprehensive income	454	(1,173)	(719)
Accumulated other comprehensive loss at September 30, 2014	$(4,876)	$(2,958)	$(7,834)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(309)	(2,142)	(2,451)
Amounts reclassified from accumulated other comprehensive loss	825	1,309	2,134
Other comprehensive income (loss)	516	(833)	(317)
Accumulated other comprehensive loss at September 30, 2014	$(4,876)	$(2,958)	$(7,834)

	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
Details about Accumulated Other Comprehensive Income (Loss) Components	2015	2014	2015	2014	Affected Line in the Condensed Consolidated Statements of Operations
Defined benefit pension items
Amortization of loss	$—	$115	$—	$373	Net periodic pension costs, Note 15, Employee Benefit Plans
Settlement cost	—	529	—	969	Net periodic pension costs, Note 15, Employee Benefit Plans
Total before tax	—	644	—	1,342
Income tax	—	(248)	—	(517)
Net of tax	—	396	—	825

Items related to available-for-sale securities
Other-than-temporary impairment losses	—	1,295	—	1,295	Investment income, net, Note 4, Investments
Realized (gain) loss on sale	(5,276)	—	(5,276)	833	Investment income, net, Note 4, Investments
Income tax	2,522	(499)	2,522	(819)
Net of tax	(2,754)	796	(2,754)	1,309

Total reclassifications for the period, net of tax	$(2,754)	$1,192	$(2,754)	$2,134

17. Segment Information
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

Information by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Revenues
Residential real estate	$4,880	$3,660	$14,355	$57,128
Commercial real estate	—	—	4,660	3,265
Resorts and leisure	18,537	16,913	45,657	40,392
Leasing operations	2,528	2,054	6,741	4,931
Forestry	1,885	1,061	11,355	580,236
Other	—	259	—	245
Consolidated operating revenues	$27,830	$23,947	$82,768	$686,197

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate	$(1,603)	$(233)	$(1,553)	$25,901
Commercial real estate	(654)	(552)	(1,265)	413
Resorts and leisure	2,607	2,051	3,142	2,554
Leasing operations	517	147	1,001	1,034
Forestry	1,759	1,034	10,167	516,144
Other	1,376	(2,978)	(8,687)	(13,364)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$4,002	$(531)	$2,805	$532,682

	September 30, 2015	December 31, 2014
Total Assets:
Residential real estate	$112,081	$135,317
Commercial real estate	58,802	62,931
Resorts and leisure	76,403	79,021
Leasing operations	78,802	74,800
Forestry	21,860	20,521
Other	664,508	930,545
Total assets	$1,012,456	$1,303,135

18. Commitments and Contingencies
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
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.4 million, excluding the $3.5 million accrual related to the SEC investigation discussed below, at September 30, 2015 and December 31, 2014. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.

On January 4, 2011 the Company received notice from the Staff (the “Staff”) of the SEC of the initiation of an inquiry into the Company’s policies and practices concerning impairment of investment in real estate assets. In January 2015, the Company received a Wells Notice from the Staff related to historical accounting and disclosure practices and real estate asset valuations principally as reflected in the Company’s financial results for 2010, 2009 and prior periods. In June 2015, the Company established a reserve of $3.5 million for penalties, disgorgements and interest relating to the SEC investigation. On October 27, 2015, the Company fully resolved the SEC investigation and entered into a settlement with the SEC. Without admitting or denying any factual allegations, the Company consented to the SEC’s issuance of an administrative order pursuant to which the Company agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on the Company of $2.75 million and other disgorgements and interest subject to indemnification by the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At September 30, 2015 and December 31, 2014, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.4 million and $8.3 million, respectively.
At September 30, 2015, the Company has a total of $3.1 million in contractual obligations, of which $1.3 million are for the remainder of 2015, $0.9 million are for 2016 and $0.9 million are for 2017 and thereafter.
The Construction Loan entered into by the Pier Park North joint venture required the Company to enter into guarantees and comply with covenants as described in Note 8, Real Estate Joint Ventures. In October 2015, the Company’s Pier Park North joint venture refinanced its Construction Loan and entered into a $48.2 million loan. In connection with the closing of the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. The limited guarantee covers losses arising out of certain events, including (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the security instrument. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings; and upon breach of covenants in the security instrument. Pursuant to the guarantee, the Pier Park North joint venture partners are required to maintain a minimum of $36 million in combined net worth, not including the value of each partner’s respective equity in the Pier Park North property.
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

19. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, investments in retained interests and pledged cash and securities held as collateral for payment of the in-substance defeased debt. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2015, the Company had $234.9 million invested in U.S. Treasury securities, $5.3 million invested in one issuer of corporate debt securities that is non-investment grade and $11.9 million was invested in one issuer of preferred stock that is a financial services firm that is non-investment grade. In addition, as of September 30, 2015, the Company had investments in short term commercial paper from five issuers of $99.0 million.

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

We received significant liquid assets as a result of the AgReserves Sale and RiverTown Sale. On August 15, 2015 our Board of Directors authorized us to repurchase from time to time up to $300.0 million of our outstanding common stock through open market purchases pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. During the nine months ended September 30, 2015, we repurchased a total of 16,982,739 shares of our common stock outstanding for a total price of $304.9 million, including costs. In October 2015, the Board of Directors authorized an additional $200.0 million for share repurchases. We may repurchase our outstanding common stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. We will continue to seek additional opportunities to invest the remaining funds that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investments trusts, and other investments in illiquid securities where we believe we can increase our returns.

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

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale and revenues of $43.6 million related to the RiverTown Sales during the nine months ended September 30, 2014. Refer to Note 5, Real Estate Sales, for further information on the AgReserves Sale and RiverTown Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Operating Revenues
Residential real estate	17.5%	15.3%	17.4%	18.9%
Commercial real estate	—%	—%	5.6%	4.6%
Resorts and leisure	66.6%	70.6%	55.2%	56.3%
Leasing operations	9.1%	8.6%	8.1%	6.9%
Forestry	6.8%	4.4%	13.7%	13.0%
Other	—%	1.1%	—%	0.3%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

For more information regarding our operating segments, see Note 17, Segment Information of our unaudited condensed consolidated financial statements included in this quarterly report.

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. The following is a description of some of our major residential development communities in Florida that we are currently in the process of planning and developing:

The WaterSound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has received government approval for approximately 1,164 single family units with an additional multi-family component, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our risk-adjusted investment return criteria, and the availability of capital resources to fund such development. The WaterSound Origins community includes a six-hole golf course that is operated by our Resorts and Leisure segment.
The Breakfast Point community is a residential community in Panama City Beach, Florida near the Pier Park shopping center. The project has received government approval for 368 single family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our risk-adjusted investment return criteria, and the availability of capital resources to fund such development.
The SouthWood community is a large scale, mixed use development community located in the southeastern section of Tallahassee. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our risk-adjusted investment return criteria, and the availability of capital resources to fund such development. SouthWood also includes an 18-hole golf course and club and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our Resorts and Leisure segment and a portion of the towncenter is leased and operated by our Leasing segment.
We have other residential communities, such as the WaterColor, WaterSound Beach, WaterSound West Beach and other communities that are substantially developed. The remaining developed and available units in those other communities are available for sale.

In addition, we believe that there is a growing retirement demographic in Northwest Florida and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. Specifically, the Bay-Walton County Sector Plan (the “Sector Plan”) was officially adopted by Bay County and Walton County in June 2015 and our Sector Plan was found in compliance with state law and is therefore in effect. The Sector Plan is a master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial uses on 110,500 acres of our land holdings.  We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market.  As is true with all of our projects, what will actually be developed will be a function of more detailed planning, analysis, and market conditions, which will occur over time.
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

Leasing Operations

Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North and our industrial park, Venture Crossings, and incur expenses primarily from maintenance of these properties and personnel costs. Our Pier Park North joint venture also incurred interest and financing expenses related to its Construction Loan. In October 2015, our Pier Park North joint venture refinanced its Construction Loan and entered into a $48.2 million loan and will incur interest and financing expenses related to the Refinanced Loan as described in Note 8, Real Estate Joint Ventures.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes in these policies during the first nine months of 2015, however we cannot assure you that these policies will not change in the future.

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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2015 and 2014. Our consolidated results of operations are not necessarily comparable from period to period due to the impact of the AgReserves Sale and the RiverTown Sale in 2014. Included in the results for the nine months ended September 30, 2014, is pre-tax income of $511.1 million, which includes $1.2 million of severance costs recorded in Other operating and corporate expenses, for the AgReserves Sale and pre-tax income of $26.0 million for the RiverTown Sale. Refer to Note 5, Real Estate Sales, for further information on the AgReserves Sale and the RiverTown Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$4.9	$3.9	$24.3	$630.6
Resorts and leisure revenues	18.5	16.9	45.7	40.4
Leasing revenues	2.5	2.1	6.8	4.9
Timber sales	1.9	1.1	6.0	10.3
Total	27.8	24.0	82.8	686.2
Expenses:
Cost of real estate sales	2.5	2.1	12.3	84.6
Cost of resorts and leisure revenues	14.7	13.7	38.2	34.4
Cost of leasing revenues	0.7	0.6	2.0	1.5
Cost of timber sales	0.2	0.2	0.6	4.3
Other operating and corporate expenses	9.9	6.5	24.7	22.3
Administrative costs associated with special purpose entities	—	—	—	3.7
Depreciation, depletion and amortization	2.2	2.2	7.3	6.2
Total	30.2	25.3	85.1	157.0
Operating (loss) income	(2.4)	(1.3)	(2.3)	529.2
Other (expense) income:
Investment income, net	9.1	3.4	19.8	7.6
Interest expense	(2.9)	(3.0)	(8.4)	(5.8)
Other, net	0.2	0.4	(6.3)	1.7
Total other income	6.4	0.8	5.1	3.5
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	4.0	(0.5)	2.8	532.7
Income tax (expense) benefit	(1.2)	0.4	(2.0)	(115.2)
Net income (loss)	$2.8	$(0.1)	$0.8	$417.5

Real Estate Sales and Gross Profit.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% (1)	2014	% (1)	2015	% (1)	2014	% (1)
	Dollars in millions				Dollars in millions
Revenues:
Residential real estate sales	$4.9	100.0%	$3.7	94.9%	$14.3	58.9%	$13.6	2.2%
RiverTown Sale	—	—%	—	—%	—	—%	43.6	6.9%
Commercial real estate sales	—	—%	—	—%	4.7	19.3%	3.3	0.5%
AgReserves and other rural land sales	—	—%	0.2	5.1%	5.3	21.8%	570.1	90.4%
Real estate sales	$4.9	100.0%	$3.9	100.0%	$24.3	100.0%	$630.6	100.0%

Gross profit:
Residential real estate sales	$2.4	49.0%	$1.6	43.2%	$6.8	47.6%	$6.0	44.1%
RiverTown Sale	—	—%	—	—%	—	—%	26.0	59.6%
Commercial real estate sales	—	—%	—	—%	0.5	10.6%	2.2	66.7%
AgReserves and other rural land sales	—	—%	0.2	100.0%	4.7	88.7%	511.7	89.8%
Gross profit	$2.4	49.0%	$1.8	46.2%	$12.0	49.4%	$545.9	86.6%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. During the three months ended September 30, 2015, residential real estate sales increased $1.2 million as compared to the same period in 2014. Excluding the RiverTown Sale, residential real estate sales increased $0.7 million during the nine months ended September 30, 2015, as compared to the same period in 2014. During the three months ended September 30, 2015 and September 30, 2014, there were no commercial real estate sales. During the nine months ended September 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million. During the nine months ended September 30, 2014, we had three sales of commercial real estate totaling four acres for $3.3 million.

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

Included in revenues from real estate sales during the nine months ended September 30, 2014, was revenue of $43.6 million for the RiverTown Sale. In addition, revenues from real estate sales included $5.3 million for the sale of approximately 3,330 acres of rural and timber land during the nine months ended September 30, 2015.

In addition, included in revenues from real estate sales during the nine months ended September 30, 2014, was revenue of $569.7 million for the AgReserves Sale. Real estate sales for the AgReserves Sale, included the recognition of $11.0 million of revenue, which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.

Real Estate Sales Gross Profit. During the three months ended September 30, 2015, gross profit was $2.4 million, or 49.0%, as compared to 46.2% during the same period in 2014. In addition, during the nine months ended September 30, 2015, gross profit was $12.0 million, or 49.4%, as compared to 86.6%, during the same period in 2014. Our gross profit margin can vary significantly from period to period depending on the type of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

As a result of the AgReserves Sale, we do not expect to have continuing substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales, thus also potentially decreasing future gross profit margins.
Resorts and Leisure Revenues and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Dollars in millions
Resorts and leisure revenues	$18.5	$16.9	$45.7	$40.4
Gross profit	$3.8	$3.2	$7.5	$6.0
Gross profit margin	20.5%	18.9%	16.4%	14.9%

Resorts and leisure revenues increased $1.6 million, or 9%, during the three months ended September 30, 2015, as compared to the same period in 2014, due to an increase in room nights rented, higher average rates in our vacation rental programs and ancillary spend. Our gross profit margin has increased during the three months ended September 30, 2015, primarily due to increased membership, higher average lodging rates and ancillary revenues as compared to the same period in 2014.
Resorts and leisure revenues increased $5.3 million, or 13%, during the nine months ended September 30, 2015, as compared to the same period in 2014, due to an increase in room nights, higher average rates in our vacation rental programs and ancillary spend. Our gross profit margin has increased during the nine months ended September 30, 2015, primarily due to increased membership, higher average lodging rates and ancillary revenues as compared to the same period in 2014.

Leasing Revenues and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Dollars in millions
Leasing revenues	$2.5	$2.1	$6.8	$4.9
Gross profit	$1.8	$1.5	$4.8	$3.4
Gross profit margin	72.0%	71.4%	70.6%	69.4%

Leasing revenues increased $0.4 million, or approximately 19%, during the three months ended September 30, 2015, as compared to the same period in 2014. Leasing revenues increased $1.9 million, or 39%, during the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in revenues is primarily attributable to an increase in revenues from leases in our Pier Park North joint venture during 2014 and 2015.
Timber Sales and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	Dollars in millions
Timber sales	$1.9	$1.1	$6.0	$10.3
Gross profit	$1.7	$0.9	$5.4	$6.0
Gross profit margin	89.5%	81.8%	90.0%	58.3%

Timber sales increased $0.8 million, or 73%, during the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to an increase in the amount of tons sold. Tons sold were 109,050 during the three months ended September 30, 2015, as compared to tons sold of 76,186 during the three months ended September 30, 2014.
Timber sales decreased $4.3 million, or 42%, during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for the nine months ended September 30, 2014, included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the nine months ended September 30, 2014. As expected, our timber sales and related costs decreased following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Other operating and corporate expenses. Other operating and corporate expenses increased by $3.4 million, or 52%, during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased employee costs and spending strategic to our mixed-use and active adult communities, including non-recurring expenses related to the approval of the Sector Plan.

Other operating and corporate expenses increased by $2.4 million, or 11%, during the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in other operating and corporate expenses is primarily due to increased spending strategic to our mixed-use and active adult communities, including non-recurring expenses related to the approval of the Sector Plan. These increases are partially offset by $1.2 million of severance costs associated with the AgReserves Sale that were recorded during the nine months ended September 30, 2014 and lower real estate carrying costs.
Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million for the nine months ended September 30, 2014, include one-time administrative costs associated with the monetization of the Timber Note. See Note 5, Real Estate Sales.
Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, realized gains and losses and the accretion of the net discount from our available-for-sale investments, (ii) interest earned on mortgage notes receivable and (iii) interest income earned on the time deposit held by the AgReserves SPE. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net investment income from available-for-sale securities
Interest and dividend income	$1.1	$1.9	$5.5	$4.0
Accretion income	0.6	0.4	2.1	1.0
Realized gains (losses) on the sale of investments	5.3	—	5.3	(0.8)
Other-than-temporary impairment losses	—	(1.3)	—	(1.3)
Total net investment income from available-for-sale securities	7.0	1.0	12.9	2.9
Interest income from investments in special purpose entities	2.1	2.1	6.2	4.1
Interest accrued on notes receivable	—	0.3	0.7	0.6
Total investment income, net	$9.1	$3.4	$19.8	$7.6

Investment income, net increased $5.7 million during the three months ended September 30, 2015, as compared to the same period in 2014, due to an increase of $6.0 million from our available-for-sale securities, primarily due to the sale of certain corporate debt securities at a realized gain of $5.3 million.

Investment income, net increased $12.2 million during the nine months ended September 30, 2015, as compared to the same period in 2014, due to (i) an increase of $10.0 million from our available-for-sale securities, primarily due to the sale of certain corporate debt securities at a realized gain of $5.3 million, (ii) $2.1 million from interest earned on the time deposit held by the AgReserves SPE. See Note 5, Real Estate Sales, for further information on the AgReserves Sale and (iii) $1.5 million increase in interest and dividends primarily due to the increased investment balances since the AgReserves Sale and RiverTown Sale.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the Construction Loan for our consolidated Pier Park North joint venture. See Note 5, Real Estate Sales, for further information on the AgReserves Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$(2.2)	$(2.2)	$(6.6)	$(4.4)
Interest expense	(0.7)	(0.8)	(1.8)	(1.4)
Total interest expense	$(2.9)	$(3.0)	$(8.4)	$(5.8)

Interest expense decreased $0.1 million during the three months ended September 30, 2015, as compared to the same period in 2014. Interest expense increased $2.6 million during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in interest expense of $2.2 million for the Senior Notes issued by NFTF and interest expense on the Construction Loan for our Pier Park North joint venture.

Other, net. Other, net decreased $0.2 million and $8.0 million, respectively, during the three and nine months ended September 30, 2015 as compared to the same periods in 2014, primarily due to a total of $7.9 million of expenses recorded related to the SEC investigation. During the three and nine months ended September 30, 2015, we expensed a total of $0.5 million and $7.9 million related to the SEC investigation. The $7.9 million of fees and expenses for the SEC investigation consisted of (i) an accrual of $3.5 million for penalties, disgorgements and interest relating to the SEC investigation and (ii) legal expenses associated with the SEC investigation. On October 27, 2015, we fully resolved the SEC investigation and entered into a settlement with the SEC. Without admitting or denying any factual allegations, we consented to the SEC’s issuance of an administrative order pursuant to which we agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on us of $2.75 million and other disgorgements and interest subject to indemnification by us. During the nine months ended September 30, 2015, we received correspondence from an insurance carrier related to non-coverage of certain fees and expenses incurred in the SEC investigation and, as a result of this correspondence, we recorded $0.5 million and $4.4 million, respectively, in legal costs during the three and nine months ended September 30, 2015. See Note 18, Commitments and Contingencies.

Income tax expense. Income tax expense. We recorded income tax expense of $1.2 million during the three months ended September 30, 2015, as compared to tax benefit of $0.4 million during the same period in 2014. Our effective tax rate was 31.1% for the three months ended September 30, 2015, as compared to 71.2% during the same period in 2014.
We recorded income tax expense of $2.0 million during the nine months ended September 30, 2015, as compared to tax expense of $115.2 million during the same period in 2014. Our effective tax rate was 72.5% for the nine months ended September 30, 2015, as compared to 21.6% during the same period in 2014.
Our effective rate for the three and nine months ended September 30, 2015, reflected our expectation that approximately $2.8 million of the settlements costs related to the SEC investigation may not be deductible for income tax purposes.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$4.4	$3.4	$13.0	$12.7
RiverTown sale	—	—	—	43.6
Other revenues	0.5	0.3	1.3	0.9
Total revenues	4.9	3.7	14.3	57.2
Expenses:
Cost of real estate sales and other revenues	2.5	2.0	7.5	7.5
Cost of real estate sales - RiverTown sale	—	—	—	17.6
Other operating expenses	3.6	1.6	8.0	5.6
Depreciation and amortization	0.1	0.2	0.4	0.5
Total expenses	6.2	3.8	15.9	31.2
Operating (loss) income	(1.3)	(0.1)	(1.6)	26.0
Other expense	(0.3)	(0.1)	—	(0.1)
Net (loss) income before income taxes	$(1.6)	$(0.2)	$(1.6)	$25.9

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

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Three Months Ended September 30, 2015					Three Months Ended September 30, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resort homesites	3	$1.4	$0.4	$1.0	71.4%	3	$2.9	$1.6	$1.3	44.8%
Primary homesites	31	3.0	1.7	1.3	43.3%	5	0.5	0.3	0.2	40.0%
Total	34	$4.4	$2.1	$2.3	52.3%	8	$3.4	$1.9	$1.5	44.1%

Resort homesites. Revenues from real estate resort homesite sales decreased $1.5 million, or 52%, during the three months ended September 30, 2015, as compared to the same period in 2014, due to a decrease of available homesites. Gross profit margins increased to 71.4% during the three months ended September 30, 2015, as compared to 44.8% during the same period in 2014, primarily due to increased prices in our resort communities and to the mix of homesites sold during each respective period.

Primary homesites. Revenues from real estate primary homesite sales increased $2.5 million during the three months ended September 30, 2015, as compared to the same period in 2014, due the timing of sales in our WaterSound Origins community. Gross profit margin increased to 43.3% during the three months ended September 30, 2015, as compared to 40.0% during the same period in 2014, primarily due to the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $2.0 million during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased spending related to our mixed-use and active adult communities, including non-recurring expenses related to the approval of the Sector Plan.
During the three months ended September 30, 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other income primarily includes interest earned on our mortgage notes receivable and interest expense on our CDD assessments.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Nine Months Ended September 30, 2015					Nine Months Ended September 30, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resort homesites	17	$5.9	$2.1	$3.8	64.4%	21	$8.2	$4.2	$4.0	48.8%
Resort home	1	0.8	0.8	—	—%	—	—	—	—	—%
Primary homesites	104	6.3	3.6	2.7	42.9%	44	4.2	2.7	1.5	35.7%
RiverTown community	—	—	—	—	—%	7	0.3	0.1	0.2	66.7%
Total	122	$13.0	$6.5	$6.5	50.0%	72	$12.7	$7.0	$5.7	44.9%

Resort homesites and home. Revenues from real estate homesite sales decreased $2.3 million, or 28%, during the nine months ended September 30, 2015, as compared to the same period in 2014, due a decrease of available homesites. Gross profit margins increased to 64.4% during the nine months ended September 30, 2015, as compared to 48.8% during the same period in 2014, primarily due to the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

Primary homesites. Gross profit margin increased to 42.9% during the nine months ended September 30, 2015, as compared to 35.7% during the same period in 2014, primarily due to increased prices, the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

RiverTown community. We completed the sale of our RiverTown community during the second quarter of 2014.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $2.4 million during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased spending related to our mixed-use and active adult communities, including non-recurring expenses related to the approval of the Sector Plan.
During the nine months ended September 30, 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
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

The table below sets forth the results of operations of our commercial real estate segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Real estate sales	$—	$—	$4.7	$3.3
Expenses:
Cost of real estate sales	—	—	4.2	1.1
Other operating expenses	0.6	0.5	1.7	1.7
Total expenses	0.6	0.5	5.9	2.8
Operating (loss) income	(0.6)	(0.5)	(1.2)	0.5
Other expense	(0.1)	—	(0.1)	(0.1)
Net (loss) income before income taxes	$(0.7)	$(0.5)	$(1.3)	$0.4

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

During the three months ended September 30, 2014 and September 30, 2015, there were no commercial real estate sales. During the nine months ended September 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million. During the nine months ended September 30, 2014, we had three sales of commercial real estate totaling four acres for $3.3 million. Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes revenues and cost of resort and leisure revenues from the WaterColor Inn and vacation rental programs, four golf courses, marina operations and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Resorts and leisure revenues	$18.5	$16.9	$45.7	$40.4
Expenses:
Cost of resorts and leisure revenues	14.7	13.7	38.2	34.4
Operating expenses	0.1	0.1	0.3	0.3
Depreciation	1.1	1.0	4.0	3.1
Total expenses	15.9	14.8	42.5	37.8
Net income before income taxes	$2.6	$2.1	$3.2	$2.6
The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$14.1	$3.3	23.4%	$13.0	$2.8	21.5%
Clubs	3.4	0.2	5.9%	2.9	0.1	3.4%
Marinas	1.0	0.3	30.0%	1.0	0.3	30.0%
Total	$18.5	$3.8	20.5%	$16.9	$3.2	18.9%
Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
Revenues from resorts, vacation rentals and other management services increased $1.1 million, or 8%, during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented, higher average rates in our vacation rental programs and ancillary spend. Revenues from our clubs increased $0.5 million, or 17%, during the three months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased membership revenues.
Our gross profit margin has increased during the three months ended September 30, 2015, primarily due to additional homes in our vacation rental business and increased membership revenues in 2015 as compared to the same period in 2014.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$33.8	$6.1	18.0%	$30.1	$5.3	17.6%
Clubs	9.5	0.8	8.4%	7.9	0.1	1.3%
Marinas	2.4	0.6	25.0%	2.4	0.6	25.0%
Total	$45.7	$7.5	16.4%	$40.4	$6.0	14.9%
Revenues from resorts, vacation rentals and other management services increased $3.7 million, or 12%, during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to an increase in room nights rented, higher average rates in our vacation rental programs and ancillary spend. Revenues from our clubs increased $1.6 million, or 20%, during the nine months ended September 30, 2015, as compared to the same period in 2014, primarily due to increased membership revenues.
Our gross profit margin has increased during the nine months ended September 30, 2015, primarily due to additional homes in our vacation rental business and increased membership revenues as compared to the same period in 2014.
Leasing Operations
Our leasing operations segment includes recurring revenues from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North. The table below sets forth the results of operations of our leasing operations segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Leasing operations	$2.5	$2.1	$6.8	$4.9
Expenses:
Cost of leasing operations	0.7	0.6	2.0	1.5
Operating expenses	0.2	0.2	0.6	0.4
Depreciation	0.8	0.8	2.3	1.9
Total expenses	1.7	1.6	4.9	3.8
Operating income	0.8	0.5	1.9	1.1
Other expense	(0.3)	(0.3)	(0.8)	(0.1)
Net income before income taxes	$0.5	$0.2	$1.1	$1.0

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Revenues from leasing operations increased $0.4 million, or 19%, during the three months ended September 30, 2015, as compared to the same period in 2014. Revenues from leasing operations increased $1.9 million, or 39%, during the nine months ended September 30, 2015, as compared to the same period in 2014. The increase in revenues is primarily attributable to an increase in revenues from leases in our Pier Park North joint venture that commenced during 2014.
During the three months ended September 30, 2015 and 2014, we capitalized less than $0.1 million and $0.2 million, respectively, of indirect development costs related to Pier Park North. During the nine months ended September 30, 2015 and 2014, we capitalized $0.2 million and $0.6 million, respectively, of indirect development costs related to Pier Park North.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three and nine months ended September 30, 2015 and 2014. The below results of operations for the nine months ended September 30, 2014, includes revenues and expenses associated with the AgReserves Sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	In millions
Revenues:
Timber sales	$1.9	$1.1	$6.0	$10.3
Real estate sales - AgReserves and other rural land sales	—	—	5.3	569.9
Total revenues	1.9	1.1	11.3	580.2
Expenses:
Cost of timber sales	0.2	0.2	0.6	4.3
Cost of real estate sales - AgReserves and other rural land sales	—	—	0.6	58.4
Other operating expenses	0.1	0.1	0.4	1.7
Depreciation and depletion	0.2	0.2	0.5	0.6
Total expenses	0.5	0.5	2.1	65.0
Operating income	1.4	0.6	9.2	515.2
Other income	0.4	0.3	0.9	1.1
Net income before income taxes	$1.8	$0.9	$10.1	$516.3

The total tons sold and relative percentage of total tons sold by major item for timber sales for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Pine pulpwood	67%	72,716	64%	48,536	64%	215,888	68%	251,275
Pine sawtimber	26%	28,046	16%	12,006	28%	94,450	21%	76,560
Pine grade logs	7%	8,288	4%	3,297	7%	24,240	7%	24,149
Other	—%	—	16%	12,347	1%	3,011	4%	16,989
Total	100%	109,050	100%	76,186	100%	337,589	100%	368,973

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues from timber sales increased by approximately $0.8 million to $1.9 million during the three months ended September 30, 2015, as compared to $1.1 million in the same period in 2014, primarily due to an increase in prices and the amount of tons sold. Tons sold were 109,050 during the three months ended September 30, 2015, as compared to 76,186 during the three months ended September 30, 2014. Gross margin increased during three months ended September 30, 2015, to 89.5%, as compared to 81.8% during the same period in 2014.
Other income consists primarily of income from hunting leases.
Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

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

Revenues from timber sales decreased by approximately $4.3 million, or 42%, to $6.0 million during the nine months ended September 30, 2015, as compared to $10.3 million in the same period in 2014, primarily due to the AgReserves Sale which closed on March 5, 2014. Tons sold were 337,589 during the nine months ended September 30, 2015, as compared to 368,973 during the nine months ended September 30, 2014.

For the nine months ended September 30, 2014, timber sales also include $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during the nine months ended September 30, 2014.

Gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during nine months ended September 30, 2015, to 90.0%, as compared to 58.3% during the same period in 2014. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our gross profit margin.

In addition, during the nine months ended September 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.
Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of September 30, 2015, we had cash and cash equivalents of $157.9 million, compared to $34.5 million as of December 31, 2014. Our cash and cash equivalents at September 30, 2015 includes commercial paper of $99.0 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time.
Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”) has served as our investment advisor since April 2013. Fairholme Capital receives no compensation for services to us. As of September 30, 2015, the funds managed by Fairholme Capital beneficially owned approximately 32.5% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.
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
As of September 30, 2015, the investment account included $30.9 million of money market funds and commercial paper of $99.0 million (all of which are classified within cash and cash equivalents on our Condensed Consolidated Balance Sheets), $234.9 million of U.S. Treasury securities, $5.3 million of corporate debt securities and $11.9 million of preferred stock investments (all of which are classified within investments on our Condensed Consolidated Balance Sheets). The issuer of the corporate debt securities is a national retail chain that is non-investment grade and the issuer of our preferred stock investment is a financial services firm that is non-investment grade.
We believe that our cash and cash equivalents, short term investments and cash generated from operations, will provide us with sufficient liquidity to satisfy our anticipated working capital needs, future capital expenditures and principal and interest payments on our long term debt for the next twelve months.
Our real estate investment strategy focuses on projects that meet our risk adjusted investment return criteria. During the nine months ended September 30, 2015, we incurred a total of $13.2 million for capital expenditures, which includes $5.5 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $2.0 million related primarily to our resorts and leisure segment, $1.3 million related primarily to our forestry and corporate segments and $4.4 million related to the development of our residential real estate projects, which includes $0.4 million in planning costs for our mixed-use and active adult communities.
Our remaining budgeted capital expenditures for 2015 are estimated to be $4.1 million, which includes $3.5 million primarily for the development and acquisition of land for our residential and commercial real estate projects of which $0.7 million is for our mixed-use and active adult communities and $0.6 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants. We anticipate that these future capital commitments will be funded through our cash and cash equivalents, short term investments and cash generated from operations.

In February 2013, the Pier Park North joint venture entered into a $41.0 million construction loan agreement that would have matured in February 2016 at which time there would have been an option for a two year extension (the “Construction Loan”). As of September 30, 2015, $37.6 million was outstanding on the Construction Loan. Interest on the Construction Loan was based on LIBOR plus 210 basis points, or 2.30% at September 30, 2015. The Construction Loan required us to enter into guarantees and comply with covenants as described in Note 8, Real Estate Joint Ventures.
In October 2015, the Pier Park North joint venture refinanced its Construction Loan and entered into a $48.2 million loan (the “Refinanced Loan”). The Refinanced Loan will accrue interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments on the Refinanced Loan thereafter with a final balloon payment at maturity. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of the Pier Park North joint venture’s property and a $6.62 million letter of credit. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. The limited guarantee covers losses arising out of certain events, including (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the Property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the security instrument. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings; and upon breach of covenants in the security instrument. Pursuant to the guarantee, the Pier Park North joint venture partners are required to maintain a minimum of $36 million in combined net worth, not including the value of each partner’s respective equity in the Pier Park North property. See Note 8, Real Estate Joint Ventures.
CDD bonds financed the construction of infrastructure improvements at several of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $6.8 million related to CDD debt as of September 30, 2015. Our total outstanding CDD assessments were $22.2 million at September 30, 2015, which was comprised of $18.4 million at SouthWood, $3.1 million at the existing Pier Park mall and $0.7 million at Wild Heron.
As part of the Pension Plan termination in December 2014, $7.9 million of the Pension Plan’s surplus assets were transferred into a suspense account in our 401(k) Plan. We have retained the risk and rewards of ownership of these assets; therefore, assets held in the suspense account are included in our condensed consolidated financial statements until they are allocated to participants. At September 30, 2015 and December 31, 2014, the fair values of these assets were recorded in Restricted investments on our Condensed Consolidated Balance Sheets and were $7.2 million and $7.9 million, respectively. These assets are expected to fund future benefits to 401(k) Plan participants for up to the next seven years and will be expensed when allocated to participants.
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

We may repurchase our shares of common stock from time to time after considering market conditions and in accordance with repurchase limits authorized by our Board of Directors. Through June 30, 2015, the Board of Directors had authorized a total of $950.0 million for the repurchase of outstanding common stock from shareholders. During the three months ended September 30, 2015, we purchased 634,596 shares of our common stock under our Stock Repurchase Program at an average weighted price of $16.03. On August 15, 2015 our Board of Directors authorized a total of $300.0 million (including $93.6 million shares that were remaining and unused from the previous authorization). On August 21, 2015, we announced a tender offer which expired on September 22, 2015. Pursuant to the tender offer, in September 2015, we accepted for purchase 16,348,143 shares of our common stock at a purchase price of $18.00 per share, for a total purchase price of $294.3 million. The 16,348,143 shares of common stock repurchased included approximately 100000 shares (which were deemed to be beneficially owned by Fairholme Capital pursuant to Securities Exchange Act) that the ultimate beneficiary of the shares directed be tendered under the same terms as all other shares of common stock repurchased pursuant to the tender offer. No shares in which Fairholme has a pecuniary interest, or for which Fairholme holds sole dispositive power, were tendered into the tender offer. As of September 30, 2015, the remaining authorization would have allowed us to repurchase up to $5.7 million of our common stock under the Stock Repurchase Program. There is no expiration date on the Stock Repurchase Program.
In addition, in October 2015, our Board of Directors authorized an additional $200.0 million for share repurchases. We may repurchase our stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions, applicable legal requirements and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash provided by operating activities	$35.6	$322.9
Net cash provided by (used in) investing activities	387.0	(480.8)
Net cash (used in) provided by financing activities	(299.2)	197.6
Net increase in cash and cash equivalents	123.4	39.7
Cash and cash equivalents at beginning of the period	34.5	21.9
Cash and cash equivalents at end of the period	$157.9	$61.6
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $35.6 million during the nine months ended September 30, 2015, as compared to $322.9 million during the same period in 2014, primarily as a result of the AgReserves Sale. In addition, we received $19.6 million from the RiverTown Note during the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, capital expenditures related to assets ultimately planned to be sold were $5.4 million and consisted of $4.4 million relating to our residential and commercial real estate segments and $1.0 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, commercial land development and acquisition of property.

Cash Flows from Investing Activities
Cash flows provided by investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the nine months ended September 30, 2015, cash flows provided by investing activities were $387.0 million, which includes our total net sales, maturities and purchases of investments of $394.0 million.
In addition, during the nine months ended September 30, 2015, capital expenditures incurred by our Pier Park North joint venture were $5.5 million which were reported in our leasing operations segment and capital expenditures for other property and equipment were $2.3 million, which were primarily for our resorts and leisure segment.
Cash Flows from Financing Activities
Net cash used in financing activities were $299.2 million during the nine months ended September 30, 2015, of which $304.9 million were for the repurchase of our common stock. The remaining cash used in financing activities were for borrowings on the Pier Park North joint venture Construction Loan and principal payments for CDD assessments.

Off-Balance Sheet Arrangements
In February 2013, the Pier Park North joint venture entered into a Construction Loan agreement for $41.0 million that would have matured in February 2016. As of September 30, 2015, $37.6 million was outstanding on the Construction Loan. Pursuant to the Construction Loan agreement we entered into guarantees and agreed to comply with covenants as described in Note 8, Real Estate Joint Ventures.
In October 2015, the Pier Park North joint venture refinanced its Construction Loan and entered into a $48.2 million loan. The Refinanced Loan will accrue interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 8, Real Estate Joint Ventures.
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
During 2008 and 2007, the 2008 SPEs monetized the installment notes by issuing debt securities to third party investors. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the 2008 SPEs have no recourse against us for payment of the debt securities or related interest expense. We have determined that we are not the primary beneficiary of the 2008 SPEs, since we are not the primary decision maker with respect to activities that could significantly impact the economic performance of the 2008 SPEs’, nor do we perform any service activity related to the 2008 SPEs’. Therefore, the 2008 SPEs’ assets and liabilities are not consolidated in our financial statements as of September 30, 2015 and December 31, 2014.
We have recorded a retained interest with respect to our investment in the 2008 SPEs of $10.1 million for the 2008 installment notes monetized. This balance represents the present value of future cash flows to be received over the life of the 2008 installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the 2008 installment notes, of which approximately $15.2 million is expected to be received at the end of the 2008 installment notes fifteen year maturity period, in 2022 through 2024. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the nine months ended September 30, 2015.

Contractual Obligations at September 30, 2015

	Payments due by Calendar Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)(2)(6)	$69.7	$25.3	$38.0	$0.1	$6.3
Interest related to debt, including community development district debt (2)	2.9	0.7	0.4	0.4	1.4
Contractual obligations (3)	3.1	1.6	1.5	—	—
Other long term obligations (4)	131.1	—	—	—	131.1
Senior Notes held by special purpose entity (5)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (5)	115.3	8.6	17.1	17.1	72.5
Total contractual obligations	$502.1	$36.2	$57.0	$17.6	$391.3

(1)	Includes debt defeased in connection with the sale of our office building portfolio in the amount of $25.3 million, which was later paid by pledged cash and treasury securities in October 2015.
(2)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed and determinable or that are not yet probable or reasonably estimable.
(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)	Other long term liabilities include certain of our deferred tax liabilities related to our installment note monetization transactions.
(5)
Senior Notes held by a consolidated special purpose entity that is not our liability or obligation. See Note 5, Real Estate Sales, of our unaudited condensed consolidated financial statements included in this quarterly report.

(6)
In October 2015, our Pier Park North joint venture refinanced its Construction Loan that would have matured in 2016. As a result, $37.6 million will no longer be due in 2016. The Refinanced Loan will mature in November 2025. See Note 8, Real Estate Joint Ventures.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy and the impact of this strategy on our financial condition and results of operations;

•	our expectations concerning our intent to seek additional opportunities to invest our liquid assets, including our intent to seek opportunities that could increase our returns;

•	our expectation to repurchase our shares through our Stock Repurchase Program;

•	our expectations concerning the benefits of our recent repurchase of shares, including our recent tender offer;

•	our expectations concerning demand for residential real estate, including mixed-use and active adult communities, in Northwest Florida and our ability to develop projects that meet that demand;

•	our expectations regarding the wide range of residential and commercial uses of our Sector Plan land holdings, including to serve the active adult retirement market;

•
our beliefs concerning the volatility in the consistency and pace of our residential real estate sales, the type of buyers interested in our residential real estate, and the mix of homesites that will be available for sale and the related effect on our gross profit margins;

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

•	our expectation regarding the lack of substantial revenues from sales of our timber or rural lands in the future;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures, principal and interest payments on our debt and deferred tax liabilities;

•	our expectation regarding cash flows to be received over the term and at the maturity of the 2008 installment notes and our intent to hold such notes until maturity;

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings and the completed SEC investigation, on our financial position or results of operations, and our belief regarding the defenses to pending litigation claims against us;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2014, and subsequent, Form 10-Qs and other current reports, and the following:

•	any changes in our strategic objectives and our ability to implement such strategic objectives;

•
any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of recently granted entitlements;

•	significant decreases in the market value of our investments in securities or any other investments;

•	our use of our share repurchase authorization and our ability to carry on the Stock Repurchase Program in accordance with applicable securities laws;

•	our ability to capitalize on opportunities relating to a mixed use and active adult community or communities in Northwest Florida;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any further downturns in real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land-use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required for the launch of our planned mixed-use and active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•	our ability to effectively manage our real estate assets, as well as the ability of our joint venture partner to effectively manage the day-to-day activities of the Pier Park joint venture;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial position or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings and the completed SEC investigation;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale;

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale and other transactions; and

•	the performance of the surplus assets in the Pension Plan may not be what we expected.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.5 million in the market value of our available-for-sale securities as of September 30, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based LIBOR. A 1% change in the interest rate may result in an insignificant change in interest earned on the investment. Our treasury securities are invested in U.S. government treasury securities and do not bear market risk.

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
Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2015 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
On January 4, 2011 we received notice from the Staff of the SEC of the initiation of an inquiry into our policies and practices concerning impairment of investment in real estate assets and on June 24, 2011 the SEC issued to us a related order of private investigation. On January 20, 2015, we received a Wells Notice from the Staff related to historical accounting and disclosure practices and real estate asset valuations principally as reflected in our financial results for 2010, 2009 and prior periods. On February 20, 2015, we submitted to the Staff a Wells submission and subsequently engaged in discussions with the Staff concerning a settlement of its investigation, with which we cooperated.
On October 27, 2015, we fully resolved the SEC investigation and entered into a settlement with the SEC. Without admitting or denying any factual allegations, we consented to the SEC’s issuance of an administrative order pursuant to which we agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on us of $2.75 million and other disgorgements and interest subject to indemnification by us. The settlement and all allegations relate to actions taken prior to the 2011 replacement of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer. None of the SEC's allegations, findings, sanctions, remedies or orders relate to any of our current directors or controlling shareholders.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our repurchases of common stock during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
					In Millions
July 1-31, 2015	226,934		$16.13	226,934	$100.1
August 1-31, 2015	407,662		15.98	407,662	$300.0
September 1-30, 2015	16,348,143	(2)	18.00	16,348,143	$5.7
Total	16,982,739		$17.93	16,982,739	$5.7

(1)
Through June 30, 2015, the Board of Directors authorized a total of $950.0 million for the repurchase of outstanding common stock on the open market from shareholders under our Stock Repurchase Program. On August 15, 2015 the Board of Directors authorized the repurchase of additional shares for up to $300.0 million (including $93.6 million unused from the previous authorization). As of September 30, 2015, there was remaining $5.7 million for purchase of shares under the program. The Stock Repurchase Program has no expiration date.

(2)
Shares were purchased in connection with our tender offer, announced August 21, 2015, in which shareholders were given the opportunity to purchase for cash up to 16,666,666 shares of our common stock at a price of $18.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest. The tender offer expired on September 22, 2015.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*10.60
Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association.

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

THE ST. JOE COMPANY

Date:	November 5, 2015	/s/ Jeffrey C. Keil
Jeffrey C. Keil
President and Interim Chief Executive Officer
(Duly Authorized Officer)