Form 10-K
period 2015-12-31
ST JOE CO
filed 2016-03-03
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐    NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2015, was approximately $574.8 million.
As of February 26, 2016, there were 92,332,565 shares of common stock, no par value, issued of which 74,349,612 were outstanding, and 17,982,953 are shares of treasury stock.

THE ST. JOE COMPANY

PART I

Item 1.        Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
General

St. Joe was incorporated in 1936. We are a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, leasing operations or our forestry operations on a limited basis.
We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our real estate assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe they have reached their highest and best use.

Business Strategy

We intend to use our land holdings and our cash and cash equivalents and investments to create long-term value for our shareholders. We believe that our present liquidity position can provide us with numerous opportunities to create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida.
Specifically, in 2016, we intend to focus on the following initiatives:

•
Bay-Walton Sector Plan. In May of 2015, the Bay-Walton Sector Plan was officially adopted by Bay County and Walton County, found in compliance with state law, and no third party appeals were filed, therefore it became in effect in June 2015. The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial uses on approximately 110,500 acres of the Company’s land holdings. While these entitlements are broadly defined, what will actually be developed will be a function of more detailed planning, analysis, and market conditions, which will occur over time. We intend to explore opportunities to capitalize on these entitlements, including continuing to explore opportunities in the growing retirement demographic and other strategic initiatives.

•
Commercial and industrial uses of our land portfolio. We intend to continue exploring new commercial and industrial uses of our land portfolio. The majority of our current land holdings are located within fifteen miles of the coast of the Gulf of Mexico and adjacent to major roads or the Northwest Florida Beaches International Airport.

◦
Pier Park North. We are developing a 330,000 square foot retail center in Panama City Beach, with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. As of February 1, 2016, approximately 287,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart, Bealls Outlet Store and Ross Dress for Less.

◦
Port of Port St. Joe. We believe the Port of Port St. Joe can benefit from the expected long-term economic growth in the Southeastern United States and the Panama Canal. The Port of Port St. Joe is well positioned for bulk cargo shipments, offering access to rail, the U.S. Gulf Intracoastal Waterway and state and U.S. highways. However, the Port of Port St. Joe’s shipping channel must first be dredged up to the federally authorized depth. We previously announced that in December 2014, the Florida Department of Environmental Protection issued the state permits to dredge the shipping channel to the maximum authorized depth. In February of 2015, the U.S. Army Corps of Engineers issued the federal permits to dredge the shipping channel to the maximum authorized depth. Additional regulatory approvals, funding, and other infrastructure improvements are required before dredging can begin, which could span multiple years.

◦	VentureCrossings. VentureCrossings allows for 5.9 million square feet of industrial and commercial development adjacent to Northwest Florida Beaches International Airport.

•
Joint ventures with best of class operators. We believe that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing capital requirements.

•	Efficient operations. We expect to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance in all environments.

•
Liquidity and balance sheet strength. We plan to continue maintenance of a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value including investments in available for sale securities, share repurchases, real estate and other strategic investments.

Our Business
We currently view the company as a manager of our real estate assets. We operate our business in five reportable operating segments: (1) residential real estate, (2) commercial real estate, (3) resorts and leisure, (4) leasing operations and (5) forestry. For financial information about our operating segments, please see Note 20, Segment Information included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K.

Residential Real Estate
Our residential real estate segment plans and develops mixed-use resort, primary and seasonal residential communities of various sizes on existing land. We own land in Northwest Florida near the Gulf of Mexico and other waterfront properties concentrated between Tallahassee and Destin, Florida.

Our real estate investment strategy focuses on projects that meet our investment return criteria. The time frame for these expenditures and investments will vary based on the type of project. However, we will only incur such expenditures if our analysis indicates that the project will generate a return equal to or greater than the threshold return over its life. An analysis is conducted for capital expenditures in each of our five segments.

Within our residential real estate business, we currently have two types of communities. The first, our residential resort communities, are positioned to attract primarily second-home buyers. Our successful projects in this category include the WaterColor and WaterSound Beach communities, which were built in a region of Florida that has historically attracted second-home buyers. We continue to see demand for lots and homes in these established resort communities, while some of our other communities continue to have low sales volume.

Our second type of residential communities serve the primary home market. These communities are for buyers who intend to use the community primarily for their main residence. Our Watersound Origins, Breakfast Point and SouthWood communities are our largest projects in this category. We have seen continued demand from builders for our developed lots and parcels of entitled, undeveloped land in our primary home communities.

Commercial Real Estate
In our commercial real estate segment we plan, develop, manage and sell real estate, including commercial operating properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We offer land for commercial and light industrial uses. We also develop commercial parcels within or near existing residential developments. Our commercial real estate also includes industrial parks and several commerce parks. We have large land holdings surrounding the Northwest Florida Beaches International Airport, the Port of Port St. Joe, along roadways and near or within business districts in the region. Adjacent to the Northwest Florida Beaches International Airport is one of our industrial parks, VentureCrossings, a commercial and industrial development. We are soliciting global office, retail and industrial users for this prime development location.

Resorts and Leisure
WaterColor Inn and Vacation Rentals. Our WaterColor Inn and Resort is an award winning boutique hotel, which provides guests with access to a beach club, spa, tennis center, an award-winning restaurant, and retail and commercial space. In addition, our vacation rental business rents private homes in the WaterColor, WaterSound Beach and surrounding communities, to individuals who are vacationing in the area. Our resorts and leisure businesses are managed for us by a third party management company.

Clubs and Resorts. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. We also own and operate two marinas. Our golf courses and marinas are managed for us by a third party management company.

St. Joe Club & Resorts. St. Joe Club & Resorts is our private membership club that provides exceptional amenities to our members and resort guests. The focus is on creating a world class membership experience combined with the all-inclusive aspects of a four star/four diamond resort. This allows the company to provide membership and create a competitive advantage in the lodging business. In addition, St. Joe Club & Resorts manages The Pearl Hotel, a boutique resort hotel in Northwest, Florida.

From time to time, we may explore the sale of certain resort and leisure properties.

Leasing Operations

Our leasing operations business includes our retail and commercial leasing. We own and manage several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, WaterSound Beach, SouthWood and WindMark Beach communities. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers.

Pier Park North. Our commercial leasing operations include our Pier Park North joint venture. Our Pier Park North joint venture includes a 330,000 square foot retail center in Panama City Beach, which we are developing with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. We began to develop and construct the Pier Park North retail center in early 2013 and expect to complete construction in 2016. As of February 1, 2016, approximately 287,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart, Bealls Outlet Store and Ross Dress for Less.

VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility to the Harris Corporation under a long-term lease that commenced in 2012.

From time to time, we may sell certain operating properties. Typically the sales of these assets are reported in our commercial real estate segment.

Forestry

Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. We generate revenue from our forestry segment primarily from open market sales of timber. We sell product on site without the associated delivery costs. As of December 31, 2015, we had approximately 116,000 acres in our forestry operations and expect to have the ability to consistently operate approximately 60,000 of those acres. As of December 31, 2015, we had an estimated 3.2 million tons of marketable pulpwood and 2.1 million tons of marketable sawlogs on such acreage. Our ability to operate the remaining acreage is limited by geographical restrictions, (e.g. lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions). Based on our annual harvest plan, we anticipated harvesting approximately 350,000 tons of pulpwood and sawlogs during 2016.

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

Seasonality

Our businesses may be affected by seasonal fluctuations. For example, revenues from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect described above, variability in our results of operations is further heightened by the change in our customer mix in our residential real estate business from some retail sales, which have a more consistent flow of revenues, to predominantly sales to homebuilders, who tend to buy multiple lots in sporadic transactions. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period. See “Item 1A—Risk Factors—Risks Related to Our Current Business—Our results of operations may vary significantly from period to period which could adversely impact our stock price, results of operations, cash flows and financial condition.”
Competition

The real estate development and leasing businesses are highly competitive and fragmented. We compete with other local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do.

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

Governmental Regulation

Our operations are subject to federal, state and local environmental laws and regulations, including laws relating to water, air, solid waste and hazardous substances and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and conduct audits of our facilities and timberlands to monitor compliance with these laws and regulations. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require significant expenditures.
Employees

As of February 26, 2016, we had 55 full-time employees. Most persons employed in the day-to-day operations of our resorts and leisure operations are employed by a third party management company engaged pursuant to a consulting and employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.

Available Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website:
http://www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.joe.com.

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

Following the AgReserves Sale and RiverTown Sale that were completed in 2014, our cash and available-for-sale securities comprise over forty percent of the carrying value of our assets, while our assets related to our existing investments in real estate only comprise about thirty percent of the carrying value of our assets. Our future financial performance and success are therefore heavily dependent on our ability to implement our business strategy successfully.

Our current business strategy envisions several initiatives, including investing in new real estate and real estate related opportunities, such as the development of our mixed-use and active adult communities, developing new commercial and industrial uses for our land portfolio, entering into strategic alliances, investing in businesses related to our real estate development, management, and operating activities, investing in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition could be negatively affected.

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

We have invested and expect to continue to invest in new business opportunities, such as the development of our mixed-use and active adult communities and the expansion of port related opportunities at the Port of Port St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.

We are not registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to invest our assets in such a manner so that we are not required to register as an investment company. This will require monitoring our portfolio so that (a) we will not have more than 40% percent of total assets (excluding U.S. government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

If The Fairholme Funds or Fairholme Capital Management, L.L.C. controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.

The Fairholme Fund (“Fairholme”) (a series of Fairholme Funds, Inc., an investment company registered under the Investment Company Act) has the right to vote as of December 31, 2015 approximately 30.7% of our outstanding common stock. Fairholme Capital Management, L.L.C. (“Fairholme Capital”), which controls Fairholme, is the investment adviser of accounts that in the aggregate own, as of December 31, 2015, an additional 1.8% of our common stock. Bruce R. Berkowitz, the Managing Member of Fairholme Capital, and the President of Fairholme Funds, Inc., is the Chairman of our Board of Directors. Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. The SEC has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us is below 25% of our outstanding voting securities, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

We believe that Fairholme is currently affiliated with a number of entities, including MRC Global, Inc., Imperial Metals Corp., NOW, Inc., Sears Holdings Corp., Seritage Growth Properties, Sears Canada, Inc., and Lands’ End, Inc. Due to these affiliations, should Fairholme be deemed to control us, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless one of the limited exceptions applies. This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

Returns on our investments may be limited by our investment guidelines and restrictions.

In 2013, we established investment guidelines and restrictions approved by the Investment Committee of our Board of Directors pursuant to the terms of the Investment Agreement with Fairholme Capital, as amended. The investment guidelines require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee, and (iv) the investment account may not be invested in common stock securities. These limitations may restrict our ability to make certain investments and may negatively impact the return that we could otherwise receive from our investment account. This could adversely affect our cash flows and results of operations.

Our future growth is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We may seek strategic partnerships to develop mixed-use and active adult communities, capitalize on the potential of our commercial and industrial opportunities and maximize the value of our assets. These strategic partnerships may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in desirable geographic locations and who have the assets, reputation or other characteristics that would optimize our development and asset management opportunities.

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

•
we may disagree with our partner about decisions affecting the real estate investments or partnership, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, which may delay important decisions until the dispute is resolved; and

•	actions by our partner may subject property owned by the partnership to liabilities or have other adverse consequences.

A key complicating factor is that strategic partners may have economic or business interests or goals that are inconsistent with ours or that are influenced by factors unrelated to our business. These competing interests lead to the difficult challenges of successfully managing the relationship and communication between strategic partners and monitoring the execution of the partnership plan. We cannot assure that we will have sufficient resources, experience and/or skills to effectively manage our ongoing relationships with our strategic partners. We may also be subject to adverse business consequences if the market reputation of a strategic partner deteriorates. If we cannot successfully execute transactions with strategic partners, our business, results of operations, cash flows and financial condition could be adversely affected.

Losses in the fair value of our available-for-sale and held-to-maturity investments, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, could have an adverse impact on our results of operations, cash flows and financial condition.

As of December 31, 2015, we have investment accounts of $384.4 million which are managed by Fairholme Capital. Of this amount, $193.2 million is held in cash equivalents, $184.7 million is held in U.S. Treasury securities, $6.3 million is held in corporate debt securities and $0.2 million is held in preferred stock investments. The market value of these investments is subject to change from period to period. Our available-for-sale securities include corporate debt securities, and our preferred stock that are issued by one issuer who is a national retail chain that is non-investment grade. Furthermore, pursuant to our Investment Agreement with Fairholme Capital, our investment advisor, we could invest up to a total of fifteen percent of the investment account in any one issuer as of the date of purchase.

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

Losses in the fair value of our available-for-sale and held-to-maturity investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. Based on these factors, the unrealized losses related to the Company's debt securities of $1.1 million were determined to be temporary at December 31, 2015.

Any losses in the fair value of our available-for-sale and held-to-maturity investments that are deemed to be other-than-temporary due to credit deterioration will result in us being required to record credit-related losses in our Consolidated Statements of Operations. Furthermore, as a result of the concentration of our corporate debt securities and preferred stock investments, the performance of our investments may be disproportionately affected by any adverse change in the financial condition of these issuers or the market value of any of the securities in our portfolio, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We face risks associated with short-term liquid investments.

We continue to have significant cash balances that are invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Treasury;

•	obligations issued or guaranteed by the U.S. government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.

Investments in these securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in these securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

Risks Related to our Current Business

Our results of operations may vary significantly from period to period which could adversely impact our stock price, results of operations, cash flows and financial condition.

Historically, we derived a substantial portion of our income from our forestry operations which had more of a consistent flow of revenues. However, following the 2014 AgReserves Sale, variability in our period to period results of operations and cash flows has become more apparent as income from our forestry operations has been reduced. In addition, our customer mix in our residential real estate business has changed from some retail sales, which have a more consistent flow of revenues, to the majority of sales to homebuilders who tend to buy multiple lots in sporadic transactions. Commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.

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

Furthermore, our resorts and leisure operations are affected by seasonal fluctuations. Revenues from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period which could have an adverse impact on our stock price, cash flows, results of operations and financial condition.

Our business is subject to extensive regulation and growth management initiatives that may restrict, make more costly or otherwise adversely impact our ability to develop our real estate investments or otherwise conduct our operations.

A large part of our business strategy is dependent on our ability to develop and manage real estate in Northwest Florida, including opportunities in the mixed-use and active adult communities and expanding the Port of Port St. Joe operations. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Some of our land has an “agricultural” or “silviculture” future land use designation, and we are required to seek an amendment to the future land use map to develop residential, commercial and mixed-use projects. Approval of these comprehensive plan map amendments is highly discretionary.

All development orders and permits must be consistent with the comprehensive plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sanitation, sewerage, potable water supply, drainage, affordable housing, open space, parks and others. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads and schools, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level of service or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.

If any one or more of these factors were to occur, we may be unable to develop our primary or resort communities or the mixed-use and active adult communities successfully or within the expected timeframes. Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner which could have a materially adverse affect our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.

Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Our principal sources of revenue are (1) sales of lots or entitled land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenues generated through our hotel and other leasing activities that are principally tourism related and (4) future revenue from the Port of Port St. Joe operations and our planned mixed-use and active adult communities. Consequently, demand for our products largely depends on the growth of the local economy.

We believe that the future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, (1) to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and (2) to attract companies offering high-quality, high salary jobs to large numbers of new employees. If new businesses and new employees in Northwest Florida do not grow as anticipated, demand for residential and commercial real estate and demand to expand the Port of Port St. Joe will not meet our expectations and our future growth will be adversely affected.

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

The success of our primary communities and planned mixed-use and active adult communities will be dependent on strong migration and population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition would suffer.

We have significant operations and properties in Florida that could be materially and adversely affected by natural disasters, manmade disasters, severe weather conditions or other significant disruptions.

Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales or lessen demand for our residential or commercial real estate in affected communities and lessen demand for our resorts and leisure operations and leasing operations, such as by disrupting our resort and vacation rental business if there are extensive repairs to the facilities or by lessening demand as a vacation destination. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

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

Additionally, we are susceptible to manmade disasters or disruptions, such as oil spills like the Deepwater Horizon oil spill, acts of terrorism, power outages and communications failures. If a hurricane, natural disaster, manmade disaster or other significant disruption occurs, we may experience disruptions to our operations and properties, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our property, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and we self-insure home warranty claims. Additionally, our insurance for hurricanes is capped at $50 million per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources could be adversely affected.

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

The high costs of property insurance premiums in Florida could deter potential customers from purchasing a homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to spur growth in the region, either of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our real estate and resorts and leisure businesses’ sales ultimately depend on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our sales and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which could adversely affect our occupancy rates and our profitability, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Downturns of the real estate market in Northwest Florida could adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels, over which we have no control. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal products in our Northwest Florida communities. Unemployment, lack of consumer confidence and other adverse consequences of the previous economic recession continue to affect the economies of these regions. If market conditions do not continue to improve as anticipated or were to worsen, the demand for our real estate products could decline, negatively impacting our business, results of operations, cash flows and financial condition.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. As a result, the mortgage industry remains under scrutiny and continues to face the challenges of increased regulation at federal, state, and local levels. Because of these challenges, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been tightened. Constraints on the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand in our communities.
While interest rates for home mortgage loans have generally remained low, mortgage interest rates could increase in the future which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.

Tax law changes could make home ownership more expensive or less attractive.

Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income as itemized deductions. The Federal government has been considering eliminating some deductions, or limiting the tax benefit of deductions, with regard to people with incomes above specified levels. Changes in tax laws could increase the after-tax cost of owning a home, which is likely to adversely impact the demand for homes and could reduce the prices for which we can sell homesites, particularly in higher priced communities.

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

A number of highly competitive companies participate in the vacation rental industry. In 2014, we launched St. Joe Club & Resorts, a private membership club that provides access to a diverse offering of benefits and privileges at certain of our owned and operated resort facilities. In addition, certain facilities are private clubs and only members and registered guests of St. Joe Club & Resorts are eligible to access. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others.

In addition, the forestry business is highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not have a material adverse affect on our business, results of operations, cash flows and financial condition.

We are dependent upon homebuilders as customers, but our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain.

We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from other sellers. Any of these events could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

A component of our business strategy is the development and management of commercial properties and assets for sale. These developments may not be as successful as expected due to the commercial leasing related risks, including the risk that we may not be able to lease new properties to an appropriate mix of tenants or lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of commercial projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our commercial leasing projects we may not yield anticipated returns, which could have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

We face potential adverse effects from commercial tenant bankruptcies.

A component of our business strategy is the development and leasing of commercial properties. The bankruptcy of a major tenant may adversely affect the income produced by our commercial properties. If one or more of our tenants, particularly an anchor tenant, declares bankruptcy or voluntarily vacates from the leased premises, we may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. Additionally, the bankruptcy of an anchor tenant may make it more difficult to lease the remainder of the affected properties, which could have a material adverse effect on our results of operations, cash flows and financial condition. This could adversely affect our properties and growth.

We guarantee debt for our Pier Park North joint venture, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have agreed to provide a limited guarantee in connection with our Pier Park North joint venture, and may in the future agree to similar agreements. In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan (the “Refinanced Loan”) that matures in November 2025. Pursuant to the Refinanced Loan, we have provided a limited guarantee in favor of the lender that covers losses arising as a result of: (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the agreement. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings; and upon breach of covenants in the security instrument. If we were to become obligated to perform on the guarantee, it could have a material adverse effect on our results of operations, cash flows and financial condition.

Environmental and other regulations may have an adverse effect on our business.

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits which involve a long, uncertain and costly regulatory process. Our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Some of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Additionally, much of our property is in coastal areas that usually have a more restrictive permitting burden or must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

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

Changes in laws or the interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial condition.

From time to time, we may be subject to periodic litigation and other regulatory proceedings which could impair our financial results of operations.
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, our operations and our position as an owner and operator of real estate. An adverse outcome in any of these transactions could adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. For example, on October 27, 2015, we fully resolved an SEC investigation regarding our policies and practices concerning impairment of investment in real estate assets principally as reflected in our financial results for 2010, 2009 and prior periods. The settlement and all allegations relate to actions taken prior to the 2011 replacement of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer. None of the SEC's allegations, findings, sanctions, remedies or orders relate to any of our current directors or controlling shareholders. Without admitting or denying any factual allegations, we consented to the SEC’s issuance of an administrative order, and as a result, we became an “ineligible issuer” under Rule 405 of the Securities Act. Pursuant to the order, we agreed to pay penalties, disgorgements and interest of approximately $3.5 million. In connection with the SEC investigation we also incurred significant legal expenses and devoted substantial management resources to its resolution. If we were to become subject to other litigation or regulatory proceedings in the future, it could impair our financial results of operations.

Limitations on the access to the airport runway at the new Northwest Florida Beaches International Airport may have an adverse effect on the demand for our Bay-Walton Sector Plan lands adjacent to the airport.

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

We believe that runway access is a valuable attribute of some of our Bay-Walton Sector Plan lands adjacent to the airport, and the failure to maintain such access, or the imposition of significant restrictions on such access, could adversely affect the demand for such lands and our business, results of operations, cash flows and financial condition.

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

We face risks associated with third-party service providers, which could negatively impact our profitability.

We enter into arrangements from time to time by which third-party service providers conduct day-to-day operations of our resorts and leisure operations. Failure of such service providers to adequately perform their contracted services could negatively impact our ability to retain customers. As a result, any such failure could negatively impact our results of operations, cash flows and financial condition.

Risks Related to Our Company or Common Stock

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
•changes in recommendations or earnings estimates by securities analysts; and
•less volume due to reduced shares outstanding.

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

Bruce R. Berkowitz, the Chairman of our Board of Directors, is the Managing Member of Fairholme Capital, and the President of Fairholme Funds, Inc. Fairholme Funds has the right to vote, as of December 31, 2015, approximately 30.7% of our outstanding common stock. Fairholme Capital is the investment adviser of accounts that in the aggregate owns, as of December 31, 2015, an additional 1.8% of our common stock. Accordingly, Fairholme Funds and Fairholme Capital are in a position to influence:

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

Changes in our income tax estimates could materially impact our results of operations, cash flows and financial condition.

In preparing our Consolidated Financial Statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our Consolidated Balance Sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our Consolidated Financial Statements. These adjustments could materially impact our results of operations, cash flows and financial condition.

We may not be able to utilize our net state operating loss carryforwards.

In prior years, we have suffered losses, for tax and financial statement purposes, which generated significant state net operating loss carryforwards. While we utilized a portion of our state net operating loss carryforwards as a result of the AgReserves Sale in 2014, we still have a significant amount of state net operating loss carryforwards. These may be used against future taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining net operating loss carryforward period. Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that the requirements to realize the benefits of certain of our deferred tax assets have been met; therefore, we have maintained a valuation allowance against a portion of our deferred tax assets in our Consolidated Financial Statements as of December 31, 2015. Unless we generate more income in the future than presently estimated, we will not be able to utilize all of our net state operating loss carryforwards.

We have had to take significant impairments of the carrying value of our investments in real estate and a decline in real estate values or continuing operating losses in our operating properties could result in additional impairments, which would have an adverse effect on our results of operations and financial condition.

Over the past five years, we have recorded impairment charges of $384.4 million related to real estate investments. We have approximately $313.6 million of real estate investments recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial condition.

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

We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our networks and related systems. For a number of years, we have been increasing our reliance on computers and digital technology. While all of our businesses and our internal employment records require the collection of digital information, our resorts and leisure businesses, in particular, require the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Although we make efforts to maintain the security and integrity of these networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings, and other severe financial and business implications.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties
We own our principal executive offices located in WaterSound, Florida. As of December 31, 2015, we owned approximately 178,000 acres, the majority of which were located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. In addition, our resorts and leisure, and leasing segments include the following properties:

WaterColor Inn and Vacation Rentals. We own the WaterColor Inn and Resort, which includes a boutique hotel, spa, restaurant, and retail and commercial space. We completed construction for the WaterColor Inn in 2002. In addition, we own multi-family units that are used primarily in our vacation rental business in our WaterSound Beach and WindMark Beach communities. We completed construction on these multi-family units during 2008 and 2009. We generally do not own the homes included in our vacation rental program and instead enter into a rental agreement with the homeowner.

Clubs and Resorts. We own four golf courses in Northwest Florida. Three of them are in the Panama City Beach, Florida, area and the fourth is located in Tallahassee. The golf courses are situated in or near our residential communities. Our golf course property primarily includes the golf course land, clubhouses, other buildings and equipment. We also own and operate two marinas. Our marina property primarily includes land and improvements, marina slips and equipment.

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

Pier Park North. In addition, our commercial leasing operations include our Pier Park North joint venture. Our Pier Park North joint venture includes a 330,000 square foot retail center in Panama City Beach, which we are developing with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. We began to develop and construct the Pier Park North retail center in early 2013 and expect to complete construction in 2016. As of February 1, 2016, approximately 287,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart, Bealls Outlet Store and Ross Dress for Less.

VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility to the Harris Corporation under a long-term lease that commenced in 2012.

For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in the Schedules to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further information.

Item 3.        Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 21, Commitments and Contingencies, for further discussion.
Securities and Exchange Commission Investigation
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
On February 26, 2016 we had approximately 1,104 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”
The ranges of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2015
Fourth Quarter	$21.45	$17.95
Third Quarter	$19.13	$15.70
Second Quarter	$19.03	$15.07
First Quarter	$18.56	$16.16
2014
Fourth Quarter	$20.10	$17.55
Third Quarter	$26.21	$19.93
Second Quarter	$26.20	$17.85
First Quarter	$19.61	$17.78

On February 26, 2016, the closing price of our common stock on the NYSE was $15.49. We did not pay cash dividends in 2015 or 2014 and retained future earnings to fund the development and growth of our business or other uses.
The following performance graph compares our cumulative shareholder returns for the period December 31, 2010, through December 31, 2015, assuming $100 was invested on December 31, 2010, in our common stock, in the Russell 3000 Index, and the below custom peer group of real estate related companies, which is composed of the following companies:
Alexander & Baldwin Inc (ALEX)
Consolidated Tomoka-Land Co. (CTO)
First Hartford Corp (FHRT)
Tejon Ranch Co. (TRC)
AV Homes Inc (AVHI)
Homefed Corp (HOFD)
The Howard Hughes Corp (HHC)
Maui Land & Pineapple Co Inc. (MLP)
Stratus Properties Inc (STRS)
The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
The St. Joe Company	$100	$67.09	$105.63	$87.83	$84.16	$84.71
Russell 3000 Index	$100	$101.03	$117.61	$157.07	$176.79	$177.64
Custom Real Estate Peer Group*	$100	$80.24	$120.05	$182.35	$187.43	$161.90

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Item 6.         Selected Financial Data
The following table sets forth our Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2015. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K. This historical Selected Consolidated Financial Data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	In thousands, except per share amounts
Statement of Operations Data:
Total revenues (1)(2)	$103,871	$701,873	$131,256	$139,396	$145,285
Total cost of revenues (3)(4)	67,094	136,798	86,913	91,276	71,472
Other operating and corporate expenses	33,426	26,128	27,855	30,326	50,037
Pension charges	—	13,529	1,500	2,999	5,871
Costs associated with special purpose entities (5)	—	3,746	—	—	—
Depreciation, depletion and amortization	9,486	8,422	9,131	10,110	15,840
Impairment losses	—	—	5,080	2,551	377,325
Restructuring	—	—	—	—	11,547
Total expenses	110,006	188,623	130,479	137,262	532,092
Operating (loss) income	(6,135)	513,250	777	2,134	(386,807)
Other income	4,972	8,571	3,668	4,289	934
(Loss) income before equity in (loss) income from unconsolidated affiliates and income taxes	(1,163)	521,821	4,445	6,423	(385,873)
Equity in (loss) income from unconsolidated affiliates	—	(32)	112	(46)	(93)
Income tax (expense) benefit	(808)	(115,507)	409	(387)	55,658
Net (loss) income	(1,971)	406,282	4,966	5,990	(330,308)
Net loss attributable to non-controlling interest	240	171	24	22	29
Net (loss) income attributable to the Company	$(1,731)	$406,453	$4,990	$6,012	$(330,279)

Per Share Data:
Basic and Diluted
Net (loss) income attributable to the Company	$(0.02)	$4.40	$0.05	$0.07	$(3.58)

(1)	Total revenues include revenues from real estate sales, timber sales, resorts and leisure revenues, and leasing revenues.
(2)
Total revenues in 2014 include $570.9 million from the AgReserves Sale and $43.6 million from the RiverTown Sale. Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion.

(3)	Total cost of revenues includes cost of revenues from real estate sales, timber sales, resorts and leisure revenues, and leasing revenues.
(4)
Total cost of revenues in 2014 includes $58.4 million from the AgReserves Sale and $17.6 million from the RiverTown Sale. Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion.

(5)	Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

	As of December 31,
	2015	2014	2013	2012	2011
	In thousands
Balance Sheet Data:
Investment in real estate, net	$313,599	$321,812	$385,009	$370,647	$387,202
Cash and cash equivalents	$212,773	$34,515	$21,894	$165,980	$162,391
Investments	$191,240	$636,878	$146,972	$—	$—
Property and equipment, net	$10,145	$10,203	$11,410	$12,149	$14,946
Total assets	$984,813	$1,303,135	$669,472	$645,521	$661,291
Long-term debt (1)	$48,132	$31,618	$6,445	$—	$—
Senior Notes held by special purpose entity (2)	$177,445	$177,341	$—	$—	$—
Total debt	$232,639	$241,145	$44,217	$36,062	$53,458
Total equity	$673,447	$979,701	$563,525	$552,334	$543,892

(1)	Long-term debt includes the Pier Park North Refinanced Loan held by our Pier Park North joint venture.
(2)	Refer to Note 5, Real Estate Sales included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, and leasing operations or our forestry operations on a limited basis.
We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our real estate assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe that we can better deploy those resources.
We received significant liquid assets as a result of the AgReserves Sale and RiverTown Sale in 2014. During the year ended December 31, 2015, we repurchased a total of approximately 17.0 million shares of our common stock outstanding for a total price of $305.0 million, including costs, pursuant to a tender offer and open market purchases. In October 2015, the Board of Directors authorized an additional $200.0 million for share repurchases, for a total of $205.7 million available as of December 31, 2015. We may repurchase our outstanding common stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. We will continue to seek additional opportunities to invest the remaining funds that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investments trusts, and other investments in illiquid securities where we believe we can increase our returns.

Segments
As of December 31, 2015, we have the following five operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure 4) leasing operations and 5) forestry. Commencing in the first quarter of 2015, our leasing operations segment met the quantitative and qualitative factors as a reportable operating segment; therefore, we changed our segment presentation to include leasing operations as an operating segment. Prior to the first quarter of 2015, leasing operations were historically included with our resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows for the periods presented.
The table below sets forth the relative contribution of these operating segments to our consolidated operating revenues, excluding revenues of $570.9 million related to the AgReserves Sale and revenues of $43.6 million related to the RiverTown Sale during 2014:

	2015	2014	2013
Segment Operating Revenues
Residential real estate	20.4%	20.4%	25.7%
Commercial real estate	6.9%	3.7%	8.3%
Resorts and leisure	52.5%	55.4%	35.4%
Leasing operations	8.6%	8.0%	3.3%
Forestry	11.6%	12.1%	27.0%
Other	—%	0.4%	0.3%
Consolidated operating revenues	100.0%	100.0%	100.0%

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary residential and seasonal residential communities of various sizes, primarily on our existing land. The following is a description of some of our major residential development communities in Florida that we are currently in the process of planning or developing:

The Watersound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has received government approval for approximately 1,074 single family units with an additional multi-family component, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria, and the availability of capital resources to fund such development. The Watersound Origins community includes a six-hole golf course that is operated by our Resorts and Leisure segment.

The Breakfast Point community is a residential community in Panama City Beach, Florida near the Pier Park retail center. The project has received government approval for 368 single family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria, and the availability of capital resources to fund such development.

The SouthWood community is a large scale, mixed use development community located in the southeastern section of Tallahassee. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria, and the availability of capital resources to fund such development. SouthWood also includes an 18-hole golf course and club and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our Resorts and Leisure segment and a portion of the towncenter is leased and operated by our Leasing segment.

We have other residential communities, such as the WaterColor, WaterSound Beach, WaterSound West Beach and other communities that are substantially developed. The remaining developed and available homesites in those other communities are available for sale.

In addition, the Bay-Walton Sector Plan was officially adopted by Bay County and Walton County in May 2015 and was found in compliance with state law and is therefore in effect as of June 2015. The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial uses on approximately 110,500 acres of our land holdings.  We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market.  We believe that there is a growing retirement demographic in Northwest Florida and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. As is true with all of our projects, what will actually be developed will be a function of more detailed planning, analysis, and market conditions, which will occur over time.

Our residential real estate segment generates revenues primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of impact fee credits; marketing fees and other fees on certain transactions.

Our residential real estate segment incurs cost of revenues primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration, and selling costs.

Commercial Real Estate
In our commercial real estate segment we plan, develop and entitle our land holdings for a variety of uses including a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses. From time to time, our commercial real estate segment also evaluates opportunities to maximize value by selling some of our resorts, leisure or operating properties.

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

WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort, (2) our management of The Pearl Hotel, (3) our vacation rental businesses and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Revenues generated for our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenues from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenues. The vacation rental business also incurs expenses from standard lodging personnel, such as front desk, reservations and marketing.

Clubs and Resorts - Our clubs and resorts operations include our golf courses and resort facilities that generate revenues from memberships, daily play at those golf courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course facilities, personnel costs and third party management fees.

St. Joe Club & Resorts is our private membership club that provides members, participating homeowners and their rental guests access to our clubs. The focus is on creating a world class membership experience combined with the all-inclusive aspects of a four star/four diamond resort. This allows the company to provide membership and create a competitive advantage in the lodging business.

Marinas - Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.

Leasing Operations
Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North and our industrial park, VentureCrossings, and incur expenses primarily from maintenance and management of these properties and personnel costs. Our Pier Park North joint venture also incurred interest and financing expenses related to its loan. In October 2015, our Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan and will incur interest and financing expenses related to the loan as described in Note 9, Real Estate Joint Ventures.

Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products and provide land management services for conservation properties. We generate revenue from our forestry segment primarily from open market sales of timber. We sell product on site without the associated delivery costs. Our forestry segment generates revenues from the sale of wood fiber, sawtimber, standing timber and forest products and conservation land management services. Our forestry segment incurs costs of revenues from internal costs of forestry management and property taxes.

Our forestry segment may also generate revenues from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.

Factors Affecting Comparability

AgReserves Sale

On March 5, 2014, we completed the sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating and corporate expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by a buyer-sponsored special purpose entity (the “Buyer SPE”) and (3) an Irrevocable Standby Letter of Credit (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us.
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
We received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expect to receive the remaining $20.0 million upon maturity of the Timber Note in 2029 and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that we contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on our Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in Administrative costs associated with special purpose entities on our Consolidated Statements of Operations.
RiverTown Sale

On April 2, 2014, we completed a sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for $43.6 million, the assumption of $11.0 million of associated community development district assessments and the obligation to purchase certain RiverTown community related impact fee credits from us as the RiverTown community is developed. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we may receive approximately $20 million to $26 million for the impact fees over the five-year period following the closing of the 2014 sale to Mattamy (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. We received $0.1 million for these impact fees during 2015 and 2014.
We recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014.

Results of Operations
Consolidated Results
Revenues and expenses. The following table sets forth a comparison of the results of our operations for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Real estate sales	$33.7	$635.0	$45.1
Resorts and leisure revenues	54.5	48.4	46.4
Leasing revenues	9.0	7.0	4.3
Timber sales	6.7	11.5	35.5
Total	103.9	701.9	131.3
Expenses:
Cost of real estate sales	16.4	87.1	24.7
Cost of resorts and leisure revenues	47.1	42.9	39.0
Cost of leasing revenues	2.8	2.3	1.7
Cost of timber sales	0.8	4.5	21.5
Other operating and corporate expenses	33.4	26.2	27.8
Pension charges	—	13.5	1.5
Administrative costs associated with special purpose entities	—	3.7	—
Depreciation, depletion and amortization	9.5	8.4	9.1
Impairment losses	—	—	5.1
Total	110.0	188.6	130.4
Operating (loss) income	(6.1)	513.3	0.9
Other income (expense):
Investment income, net	22.7	12.7	1.5
Interest expense	(11.4)	(8.6)	(2.0)
Other, net	(6.3)	4.4	4.2
Total other income	5.0	8.5	3.7
(Loss) income before equity in income from unconsolidated affiliates and income taxes	(1.1)	521.8	4.6
Equity in income from unconsolidated affiliates	—	—	0.1
Income tax (expense) benefit	(0.8)	(115.5)	0.4
Net (loss) income	$(1.9)	$406.3	$5.1

Real Estate Sales and Gross Margin.

	2015	% (1)	2014	% (1)	2013	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$21.2	62.9%	$17.9	2.8%	$33.8	74.9%
RiverTown Sale	—	—%	43.6	6.9%	—	—%
Commercial real estate sales	7.2	21.4%	3.3	0.5%	10.9	24.2%
AgReserves and other rural land sales	5.3	15.7%	570.2	89.8%	0.4	0.9%
Real estate sales	$33.7	100.0%	$635.0	100.0%	$45.1	100.0%

Gross profit:
Residential real estate sales	$10.3	48.6%	$8.0	44.7%	$14.4	42.6%
RiverTown Sale	—	—%	26.0	59.6%	—	—%
Commercial real estate sales	2.2	30.6%	2.3	69.7%	5.6	51.4%
AgReserves and other rural land sales	4.8	90.6%	511.6	89.7%	0.4	100.0%
Gross profit	$17.3	51.3%	$547.9	86.3%	$20.4	45.2%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. Residential real estate sales revenue increased $3.3 million, or 18%, to $21.2 million during 2015, as compared to $17.9 million during 2014. This increase is primarily due to increased volume in our primary home communities and a sale of one resort home offset by a reduction in sales in our resort home communities due to lower homesite availability. Commercial real estate sales increased $3.9 million, or 118%, to $7.2 million during 2015, as compared to $3.3 million during 2014, primarily due to three commercial real estate transactions in 2015 totaling 13.6 acres.

Our customer base for residential real estate sales is shifting from being primarily retail based to being more weighted towards homebuilders. Homebuilders generally buy more homesites in a single transaction but tend to buy on a more sporadic basis, and we believe we will continue to experience greater volatility in the consistency and pace of our residential real estate sales. In addition, as the mix of homesites that we sell has shifted to homesites in our primary communities, which typically have a lower price and gross profit margin than homesites in our resort communities, we may experience a decrease in our gross profit margin from residential real estate sales.

During 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million. Revenues from rural land and commercial real estate can vary drastically from period to period. As a result of the AgReserves Sale, we do not expect to have substantial revenues from sales of our timber or rural lands in the future, which typically yield higher gross profit margins than residential and commercial real estate sales. Thus our gross profit margins may decrease in the future.

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

Residential real estate sales decreased $15.9 million, or 47%, to $17.9 million in 2014, as compared to $33.8 million during 2013. This decrease is primarily due to a decrease in available homesites for sale in our resort communities during 2014, as compared to 2013. Commercial real estate sales decreased $7.6 million, or 70%, to $3.3 million during 2014, as compared to $10.9 million during 2013, primarily due to the sale of two commercial real estate sales in 2013 totaling $6.0 million for built-to-suit commercial operating properties that we constructed and were leasing under long-term leases.

Real Estate Sales Gross Profit.     During 2015, we recorded gross profit of $17.3 million, or 51.3%, as compared to $547.9 million, or 86.3%, during 2014. During 2014, we recorded gross profit of $511.2 million, or 89.7%, for the AgReserves Sale and $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the AgReserves Sale and the RiverTown Sale, gross profit was $10.7 million, or 50.5%, during 2014, as compared to $20.4 million, or 45.2%, during 2013. Residential real estate gross margins increased due to price increases and the mix of sales from different communities.
Resorts and Leisure Revenues and Gross Profit.

	2015	2014	2013
	Dollars in millions
Resorts and leisure revenues	$54.5	$48.4	$46.4
Gross profit	$7.4	$5.5	$7.4
Gross profit margin	13.6%	11.4%	15.9%

Resorts and leisure revenues increased $6.1 million, or 13%, during 2015, as compared to 2014. The increase in our resorts and leisure revenues and gross profit margin was primarily due to: (i) an increase of $2.0 million within the club operations due to membership growth and increase golf rounds, (ii) a $1.8 million increase in our vacation rental department due to shift in higher revenue producing homes, (iii) $0.4 increase in The Pearl Hotel management fees due to a full year of the management agreement and (iv) increases in ancillary spend including food and beverage, recreation, spa, marina and resort service fees.
Resorts and leisure revenues increased $2.0 million, or 4%, during 2014, as compared to 2013. The increase in our resorts and leisure revenues was primarily due to: (i) an increase of $0.8 million in food and beverage sales primarily from the LakeHouse, which opened in late 2013, (ii) a $0.9 million increase in our vacation rental business primarily due to more homes being included our program and (iii) $0.4 million of resort fees from The Pearl Hotel pursuant to a management agreement, which began in May 2014. Our gross profit margins decreased in our resorts and leisure businesses in 2014 as compared to 2013 primarily due to the adjustments in the costs associated with our business model and the costs associated with the launch of St. Joe Club & Resorts.
Leasing Revenues and Gross Profit.

	2015	2014	2013
	Dollars in millions
Leasing revenues	$9.0	$7.0	$4.3
Gross profit	$6.2	$4.7	$2.6
Gross profit margin	68.9%	67.1%	60.5%

Leasing revenues increased $2.0 million, or approximately 29%, during 2015, as compared to 2014, and gross profit margin increased in 2015 as compared to 2014 primarily due to the commencement of revenues from new store openings in our Pier Park North joint venture combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations. In 2015, we continued to open new stores and increase leasing revenue from our Pier Park North joint venture as retail space became occupied by tenants. As a result, we recognized $4.6 million of leasing revenues from Pier Park North during 2015.

Leasing revenues increased $2.7 million, or 63%, during 2014, as compared to 2013, and gross profit margin increased in 2014 to 67.1%, from 60.5% in 2013. The increase in revenues and gross profit is primarily due to a full year of rent from our property in our VentureCrossings industrial park and the commencement of revenues from our Pier Park North joint venture combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations. Beginning in early 2014, we commenced recognizing leasing revenue from our Pier Park North joint venture as retail space became occupied by tenants. As a result, we recognized $2.4 million of leasing revenues from Pier Park North during 2014.
Timber Sales and Gross Profit.

	2015	2014	2013
	Dollars in millions
Timber sales	$6.7	$11.5	$35.5
Gross profit	$5.9	$7.0	$14.0
Gross profit margin	88.1%	60.9%	39.4%

Timber sales decreased $4.8 million, or 42%, during 2015, as compared to 2014, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber sales for 2014 included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Timber sales decreased $24.0 million, or 68%, during 2014, as compared to 2013, primarily due to the AgReserves Sale, which closed on March 5, 2014. As expected our timber sales and related costs substantially decreased following the AgReserves Sale. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber sales gross profit margin.
Other operating and corporate expenses. Other operating and corporate expenses increased by $7.2 million or 27%, during 2015, as compared to 2014, primarily due to increased planning costs related to our mixed-use and active adult community, including non-recurring expenses related to the approval of the Bay-Walton Sector Plan and costs related to personnel changes.
Other operating and corporate expenses decreased by $1.6 million, or 6%, during 2014, as compared to 2013, primarily due to a decrease in employee costs of $1.1 million and a $0.5 million termination fee paid in 2013 to our third party manager for certain of our resorts and leisure businesses.
Pension charges. In 2014 the pension plan was terminated. In November 2012, the Board of Directors approved the termination of our Pension Plan, which was frozen in March 2013 pending regulatory approvals which were received in August 2014. As of December 31, 2014, the Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to us in December 2014. During 2015, we recorded an expense of $1.0 million for the fair value of the assets that were allocated to participants. Any gains and losses on these assets are reflected in the Company’s Consolidated Statements of Operations and were a $0.1 million gain for 2015. Refer to Note 8, Financial Instruments and Fair Value Measurements. In addition, we expect to record additional expenses of approximately $7.1 million as the assets in our 401(k) Plan are allocated to participants over the next six years. See Note 18, Employee Benefit Plans in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K for further information.
Administrative costs associated with special purpose entities. Administrative costs associated with special purpose entities of $3.7 million during 2014, include one-time administrative costs associated with the monetization of the Timber Note received in the AgReserves Sale. See Note 5, Real Estate Sales in the Notes to the Consolidated Financial Statements included in Item 15 to this annual report on Form 10-K for further information.
Depreciation, depletion and amortization. The increase of $1.1 million in depreciation, depletion and amortization expenses in 2015, as compared to 2014, was primarily due to an increase in building and land improvements completed during 2015 related to Pier Park North and other operating properties.
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

Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, accretion of the net discount, and realized gains and losses from our available-for-sale investments, (ii) interest income earned on the time deposit held by the Buyer SPE and (iii) interest earned on mortgage notes receivable.

	2015	2014	2013
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$5.9	$6.3	$1.2
Accretion income	2.6	1.4	—
Realized gains (losses) on the sale of investments	5.3	(0.8)	0.1
Other-than-temporary impairment losses	—	(1.3)	—
Total net investment income from available-for-sale securities	13.8	5.6	1.3
Interest income from investments in special purpose entities	8.2	6.1	—
Interest accrued on notes receivable and other	0.7	1.0	0.2
Total investment income, net	$22.7	$12.7	$1.5

Investment income increased $10.0 million during 2015, as compared to 2014, due to (i) an increase of $8.2 million from our available-for-sale securities, primarily due to an increase in accretion income and the sale of certain corporate debt securities at a realized gain of $5.3 million, compared to $0.8 million in losses from such sales in 2014, (ii) no other-than-temporary impairment losses in 2015 compared to $1.3 million in 2014 and (iii) $2.1 million increase from a full year of interest earned on the time deposit held by the Buyer SPE.

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

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan and Refinanced Loan in our consolidated Pier Park North joint venture.

	2015	2014	2013
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$6.6	$—
Interest expense	2.6	2.0	2.0
Total interest expense	$11.4	$8.6	$2.0

Interest expense increased $2.8 million during 2015, as compared to 2014, primarily due an increase of $2.2 million for a full year of interest expense for the Senior Notes issued by NFTF and interest expense of $1.5 million on the Pier Park North joint venture construction loan and Refinanced Loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Interest expense increased by $6.6 million during, 2014 as compared to 2013, primarily due to interest expense of $6.6 million for the Senior Notes issued by NFTF and construction loan interest expense of $0.6 million on the Pier Park North joint venture construction loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Other, net. Other (expense) income primarily includes legal and regulatory costs related to the recently resolved SEC investigation, income from our retained interest investments, hunting lease income and other income and expense items.

	2015	2014	2013
	In millions
Fees and expenses for the SEC investigation	$(8.2)	$—	$—
Accretion income from retained interest investments	0.9	0.9	0.8
Hunting lease income	0.7	0.9	1.8
Litigation and insurance proceeds received	—	1.8	0.6
Other income, net	0.3	0.8	1.0
Other, net	$(6.3)	$4.4	$4.2

Other, net was $6.3 million of expense during 2015, as compared to income of $4.4 million during 2014, primarily due to a total of $8.2 million of expenses recorded related to the recently resolved SEC investigation. The $8.2 million of fees and expenses for the SEC investigation consisted of (i) penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on us of $2.75 million and other disgorgements and interest subject to indemnification by us and (ii) legal expenses associated with the SEC investigation. On October 27, 2015, we fully resolved the SEC investigation and entered into a settlement with the SEC. During 2015, we received correspondence from an insurance carrier related to non-coverage of certain fees and expenses incurred in the SEC investigation and, as a result of this correspondence, we recorded $4.7 million, in legal costs during 2015. As of December 31, 2015, we did not possess necessary data to determine any insurance receivables.

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
Income tax expense/benefit. Our income tax expense in 2015 was $0.8 million as compared to an income tax expense of $115.5 million in 2014 and income tax benefit of $0.4 million in 2013. Our effective tax rate was 87.5%, 22.1% and 9.0% in 2015, 2014, and 2013, respectively. During 2015, we reversed $0.2 million of the valuation allowances established on our net deferred tax liability of $34.8 million as of December 31, 2014. Our effective rate for 2015, reflected our expectation that approximately $2.8 million of the settlements costs related to the SEC investigation may not be deductible for income tax purposes, which increased our effective rate in 2015. During 2014, we reversed $86.9 million of the valuation allowances established on our net deferred tax assets as of December 31, 2013, which reduced our effective rate in 2014. In the future, we expect that our effective rate will be closer to the statutory rate.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary residential and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Real estate sales	$19.4	$17.0	$33.0
RiverTown Sale	—	43.6	—
Other	1.8	0.9	0.8
Total revenues	21.2	61.5	33.8
Expenses:
Cost of real estate sales and other revenues	10.9	10.0	19.4
Cost of real estate sales - RiverTown Sale	—	17.6	—
Other operating expenses	10.2	8.3	7.6
Depreciation and amortization	0.5	0.6	0.8
Impairment losses	—	—	0.2
Total expenses	21.6	36.5	28.0
Operating (loss) income	(0.4)	25.0	5.8
Other expense, net	(0.4)	(0.1)	(1.6)
(Loss) income	$(0.8)	$24.9	$4.2
Real estate sales include sales of homesites, other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). Other operating expenses include non-recurring expenses related to planning of the Bay-Walton Sector Plan. Other revenues include brokerage fees, marketing fees, and impact fee credits sold.

In April 2014, we completed the RiverTown Sale and as a result recognized revenue of $43.6 million during 2014.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	23	$8.8	$3.3	$5.5	62.5%	31	$10.3	$5.3	$5.0	48.5%
Resort home	1	0.8	0.8	—	—%	—	—	—	—	—%
Primary homesites	138	9.8	5.5	4.3	43.9%	69	6.3	3.9	2.4	38.1%
RiverTown Community	—	—	—	—	—%	7	0.4	0.2	0.2	50.0%
Total	162	$19.4	$9.6	$9.8	50.5%	107	$17.0	$9.4	$7.6	44.7%

Northwest Florida resort homesites and resort home. Revenues from resort homesite sales decreased $1.5 million, or 15%, during 2015, as compared to 2014, due to a decrease of available homesites. Gross profit margins increased to 62.5% during 2015, as compared to 48.5% during 2014, primarily due to price increases and the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition. Revenues from the resort home are related to a completed home that was sold within the WaterSound Beach community.

Northwest Florida primary homesites. Revenues from real estate sales increased $3.5 million, or 56%, during 2015, as compared to 2014, due to the timing of sales in our Watersound Origins, Breakfast Point, and Southwood communities. Gross profit margin increased to 43.9% during 2015, as compared to 38.1% during 2014, primarily due to price increases and the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

RiverTown Community primary homesites. In April 2014, we completed the sale of our RiverTown community.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses increased $1.9 million during 2015, as compared to 2014, primarily due to increased spending related to our mixed-use and active adult communities, including non-recurring expenses related to the approval of the Bay-Walton Sector Plan. During 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense primarily includes interest earned on our mortgage notes receivables and interest expense on our CDD assessments. Other expense, net increased $0.3 million during 2015, as compared to 2014, primarily due to a decrease in interest earned on the RiverTown Note that was paid in June 2015.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
The following table sets forth our residential real estate sales and cost of sales activity by geographic region and property type:

	Year Ended December 31, 2014					Year Ended December 31, 2013
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Northwest Florida:
Resort homesites	31	$10.3	$5.3	$5.0	48.5%	92	$17.5	$9.4	$8.1	46.3%
Primary homesites	69	6.3	3.9	2.4	38.1%	166	11.0	7.0	4.0	36.4%
Single-family homes	—	—	—	—	—%	3	0.8	0.7	0.1	12.5%
Land sale	—	—	—	—	—%	—	1.8	0.6	1.2	66.7%
RiverTown Community:
Primary homesites	7	0.4	0.2	0.2	50.0%	54	1.9	1.3	0.6	31.6%
Total	107	$17.0	$9.4	$7.6	44.7%	315	$33.0	$19.0	$14.0	42.4%

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

The table below sets forth the results of operations of our commercial real estate segment for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Real estate sales	$7.2	$3.3	$10.9
Expenses:
Cost of real estate sales	5.0	1.0	5.3
Other operating expenses	2.1	2.3	2.5
Total expenses	7.1	3.3	7.8
Operating income	0.1	—	3.1
Other (expense) income	—	(0.1)	0.2
Income (loss)	$0.1	$(0.1)	$3.3
Real Estate Sales. Commercial real estate sales for the three years ended December 31, 2015 include the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2015	3	14	$514,285	$7.2	$2.2
2014	4	5	$609,938	$3.3	$2.3
2013	8	18	$605,556	$10.9	$5.6

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Commercial real estate sales were $7.2 million during 2015, as compared to $3.3 million during 2014. Commercial real estate sales can vary depending on the mix of commercial real estate sold in each period, with varying compositions of retail, office, light industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses decreased $0.2 million during 2015, as compared to 2014, primarily due to reduced employee costs and property taxes.

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

Resorts and Leisure
Our resorts and leisure segment includes recurring revenues from our resorts and leisure activities. Resorts and leisure revenues and cost of resorts and leisure revenues include results of operations from the WaterColor Inn and vacation rental programs, four golf courses, marina operations, management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Resorts and leisure revenues	$54.5	$48.4	$46.4
Expenses:
Cost of resorts and leisure revenues	47.1	42.9	39.0
Operating expenses	0.4	0.5	0.8
Depreciation	5.1	4.1	4.2
Impairment losses	—	—	4.9
Total expenses	52.6	47.5	48.9
Operating income (loss)	1.9	0.9	(2.5)
Other (expense) income	(0.1)	0.6	0.9
Net income (loss)	$1.8	$1.5	$(1.6)

The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$39.1	$5.6	14.3%	$35.1	$4.6	13.1%
Clubs	12.4	1.0	8.1%	10.4	0.2	1.9%
Marinas	3.0	0.8	26.7%	2.9	0.7	24.1%
Total	$54.5	$7.4	13.6%	$48.4	$5.5	11.4%
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues from our Resorts, vacation rentals and other management services increased $4.0 million, or 11%, during 2015, as compared to 2014, primarily due to: (i) an increase of $1.7 million in resort ancillary spend including food and beverage, recreation, spa and resort service fees, (ii) a $1.8 million increase in our vacation rental department due to shift in higher revenue producing homes and (iii) $0.4 increase in The Pearl Hotel management fees due to a full year of the management agreement.
Revenues from our clubs increased $2.0 million, or 19%, and gross profit margin increased 6.2% due to a continued increase in total members, the growth in resort rounds at the golf courses and continued focus with weddings and special events.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Revenues	Gross Profit	Gross Profit Margin	Revenues	Gross Profit	Gross Profit Margin
	(Dollars in millions)
Resorts, vacation rentals and other management services	$35.1	$4.6	13.1%	$32.3	$5.0	15.5%
Clubs	10.4	0.2	1.9%	11.3	1.6	14.2%
Marinas	2.9	0.7	24.1%	2.8	0.8	28.6%
Total	$48.4	$5.5	11.4%	$46.4	$7.4	15.9%
Revenues from our Resorts, vacation rentals and other management services increased $2.8 million, or 9%, during 2014, as compared to 2013, primarily due to: (i) an increase of $0.8 million in food and beverage sales primarily from the LakeHouse, which opened in late 2013, (ii) a $0.9 million increase in our vacation rental business primarily due to more homes being included our program and (iii) $0.4 million of resort fees from The Pearl Hotel pursuant to a management agreement, which began in May 2014.
Revenues from our clubs decreased $0.9 million, or 8%, and gross profit margin decreased 12.3% due to the launch of St Joe Club & Resorts on January 1, 2014. In connection with the launch of St. Joe Club & Resorts in January 2014, we limited the public use of our golf courses and resort facilities; therefore, the loss of revenues from the public access to the golf courses and resort facilities have contributed to the decrease in revenues and gross profit margin during 2014, as compared to 2013.
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
The table below sets forth the results of operations of our leasing operations segment for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Leasing operations	$9.0	$7.0	$4.3
Expenses:
Cost of leasing operations	2.8	2.3	1.7
Operating expenses	0.9	0.6	0.4
Depreciation	3.1	2.7	2.1
Total expenses	6.8	5.6	4.2
Operating income	2.2	1.4	0.1
Other (expense) income	(1.5)	(0.3)	0.2
Net income	$0.7	$1.1	$0.3
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues from our leasing operations increased $2.0 million and gross profit increased $1.5 million primarily attributable to an increase in revenues from leases in our Pier Park North joint venture that began to open in 2014. In connection with our Pier Park North joint venture, we recognized $4.6 million of leasing revenues during 2015.
Other (expense) income increased $1.2 million during 2015, as compared to 2014, primarily due to interest expense from the Pier Park North joint venture Refinanced Loan.
During 2015 and 2014, we capitalized $0.2 million and $0.6 million, respectively, of indirect development costs related to Pier Park North, for which construction began in early 2013.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Revenues and gross profit from our leasing operations increased in 2014 as compared to 2013 primarily due to the commencement of recognition of leasing revenue in our Pier Park North joint venture as retail stores became occupied by tenants commencing in early 2014. In connection with our Pier Park North joint venture, we recognized $2.4 million of leasing revenues during 2014.
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
The table below sets forth the results of operations of our forestry segment, including revenues and expenses associated with the AgReserves Sale and rural land sales that were previously reported in our former rural land segment for the three years ended December 31, 2015:

	2015	2014	2013
	In millions
Revenues:
Timber sales	$6.7	$11.5	$35.5
Real estate sales - AgReserves and other rural land sales	5.3	569.9	—
Total revenues	12.0	581.4	35.5
Expenses:
Cost of timber sales	0.8	4.5	21.5
Cost of real estate sales - AgReserves and other rural land sales	0.5	58.4	—
Other operating expenses	0.9	1.9	1.0
Depreciation and depletion	0.6	0.7	1.8
Total expenses	2.8	65.5	24.3
Operating income	9.2	515.9	11.2
Other income	1.1	1.2	2.2
Net income	$10.3	$517.1	$13.4
The total tons sold and relative percentage of total tons sold by major item for the three years ended December 31, 2015 is as follows:

	2015		2014		2013
Pine pulpwood	66%	249,000	70%	303,000	71%	854,000
Pine sawtimber	27%	100,000	20%	87,000	23%	283,000
Pine grade logs	6%	24,000	6%	25,000	5%	64,000
Other	1%	2,000	4%	18,000	1%	8,000
Total	100%	375,000	100%	433,000	100%	1,209,000

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Changes in our timber revenue from 2014 to 2015 are primarily driven by the results of the AgReserves Sale discussed above. In connection with the AgReserves Sale that we completed on March 5, 2014, we recorded $569.9 million in revenues from real estate sales, including the accelerated recognition of $11.0 million of deferred revenue arising from our 2006 agreement with the FDOT. We recorded cost of sales of $58.4 million related to the AgReserves Sale, including $48.7 million related to our carrying value for land, timber and property and closing costs of $9.8 million.

During 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.

The following table sets forth our timber sales activity by volume sold and average price:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$—	—	$—	$3.2	111,000	$28.83
Open market sales	6.6	375,000	17.60	7.0	322,000	21.74
Total	$6.6	375,000	$17.60	$10.2	433,000	$23.56

As a result of the AgReserves Sale we transferred the RockTenn supply agreement to AgReserves and are no longer selling under that agreement. In addition, tons of timber sold, the average price per ton and total revenue from timber sales in the open market sales decreased in 2015 as compared to 2014 as a result of our significantly lower holdings of timber land. Specifically, (1) we sold 375,000 tons during 2015 as compared to 433,000 tons during 2014, (2) the average price per ton sold decreased to $17.60 in 2015 from $21.74 in 2014 and (3) total revenues from timber sales decreased by approximately $4.8 million during 2015 as compared to 2014. Prior to the AgReserves Sale, we primarily cut and delivered the timber sold, however after the AgReserves Sale we primarily sold the timber on site and required the purchaser to cut and pay for removal of the timber. This resulted in a lower average sales price but increased our gross profit margin per ton.

The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2015, to 88.1%, as compared to 56.7% during 2014.

Other operating expenses decreased $1.0 million during 2015, as compared to 2014, due to severance costs that were paid in the first quarter of 2014, related to the workforce reduction in our forestry operations due to the AgReserves Sale.

Other income consists primarily of income from hunting leases, which decreased $0.1 million during 2015, as compared to 2014, primarily due to hunting leases that were sold and use practices.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
As previously discussed, changes in our timber revenue from 2014 to 2013 are primarily driven by the results of the AgReserves Sale in March 2014. In connection with the AgReserves sale, we recorded $569.9 million in revenues from real estate sales, including the accelerated recognition of $11.0 million of deferred revenue arising from our 2006 agreement with the FDOT. We recorded cost of sales of $58.4 million related to the AgReserves Sale, including $48.7 million related to our carrying value for land, timber and property and closing costs of $9.8 million. The following table set forth our timber sales activity by volume sold and average price:

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Revenues	Tons	Average price	Revenues	Tons	Average price
	(In millions)			(In millions)
RockTenn supply agreement	$3.2	111,000	$28.83	$15.4	553,000	$27.85
Open market sales	7.0	322,000	21.74	19.6	656,000	29.88
Total	$10.2	433,000	$23.56	$35.0	1,209,000	$28.95

As previously discussed, we completed the AgReserves Sale on March 5, 2014.
As a result of the AgReserves Sale we transferred the RockTenn supply agreement to AgReserves, therefore our results for 2014 include only three months of sales under that agreement. In addition, tons of timber sold, the average price per ton and total revenue from timber sales in the open market sales decreased in 2014 as compared to 2013 as a result of our significantly lower holdings of timber land. Specifically, (1) we sold 433,000 tons during 2014 as compared to 1,209,000 tons during 2013, (2) the average price per ton sold decreased to $21.74 in 2014 from $29.88 in 2013 and (3) total revenues from timber sales decreased by approximately $24.0 million during 2014 as compared to 2013. Prior to the AgReserves Sale, we primarily cut and delivered the timber sold, however after the AgReserves Sale we primarily sold the timber on site and required the purchaser to cut and pay for removal of the timber. This resulted in a lower average sales price but increased our gross profit margin per ton.

In addition, timber sales in 2014 included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014.

The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2014, to 56.7%, as compared to 39.4% during 2013. Subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has decreased prices and increased our gross profit margin.

Other income consists primarily of income from hunting leases, which decreased $1.0 million during 2014, as compared to 2013, primarily due to hunting leases that were sold as part of the AgReserves Sale.

Liquidity and Capital Resources
As of December 31, 2015, we had cash and cash equivalents of $212.8 million, compared to $34.5 million as of December 31, 2014. In addition to cash and cash equivalents, we consider investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2015, we had investments in U.S. Treasuries of $184.7 million and investments in corporate debt securities and preferred stock investments of $6.5 million as compared to investments in U.S. Treasuries of $509.8 million and investments in corporate debt securities and preferred stock investments of $127.1 million as of December 31, 2014. The decrease in investments is related to $305.0 million of common stock repurchases in 2015.

Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”) has served as our investment advisor since April 2013. Fairholme Capital receives no compensation for services to us. As of December 31, 2015, the funds managed by Fairholme Capital beneficially owned approximately 32.5% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.

Pursuant to the terms of the Investment Management Agreement as amended (the “Agreement”), with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of our accounts in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment accounts may not be invested in common stock securities.

As of December 31, 2015, the investment accounts included $18.2 million of money market funds and $175.0 million of commercial paper (all of which are classified within cash and cash equivalents on our Consolidated Balance Sheet), $184.7 million of U.S. Treasury securities (all of which are classified within investments on our Consolidated Balance Sheet), $6.3 million of corporate debt securities and $0.2 million of preferred stock investments. The issuer of the corporate debt securities and preferred stock is Sears Holdings Corp or affiliates.

We believe that our current cash position and our anticipated cash flows will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.

In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan (the “Refinanced Loan”). As of December 31, 2015, $48.2 million was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments on the Refinanced Loan thereafter with a final balloon payment at maturity. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of the Pier Park North joint venture’s property and a short term $6.62 million letter of credit. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. The limited guarantee covers losses arising out of certain events, including (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the Property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the security instrument. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings; and upon breach of covenants in the security instrument. Pursuant to the guarantee, the Pier Park North joint venture partners are required to maintain a minimum of $36 million in combined net worth, not including the value of each partner’s respective equity in the Pier Park North property. See Note 9, Real Estate Joint Ventures.

Our real estate investment strategy focuses on projects that meet our investment return criteria. During 2015, we incurred a total of $17.4 million for capital expenditures, which includes $5.8 million related to the Pier Park North joint venture, $7.1 million related to the development of our residential and commercial real estate projects, $2.5 million related primarily to our resorts and leisure operations, and $2.0 million related primarily to our forestry and other segments. Our 2016 budgeted capital expenditures are estimated to total $23.1 million, which includes $17.5 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $3.3 million for our resorts and leisure segment, $0.6 million for our commercial leasing segment, and $1.7 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures. We anticipate that these future capital commitments will be funded through our cash and cash equivalents, short term investments and cash generated from operations.

CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $7.0 million related to CDD debt as of December 31, 2015. Our total outstanding CDD assessments were $22.5 million at December 31, 2015, which is comprised of $18.6 million at SouthWood, $3.1 million at the existing Pier Park retail center, $0.7 million at Wild Heron and less than $0.1 million at NatureWalk.

As of January 1, 2015, we had $103.8 million remaining under our stock repurchase program (the “Stock Repurchase Program”). From January 1 through August 15, 2015, we repurchased 634,596 shares of our common stock in open market transactions at an average weighted price of $16.03 for a total of $10.2 million. On August 15, 2015 our Board of Directors increased our Stock Repurchase Program authorization to permit the repurchase of up to $300.0 million (including $93.6 million that remained unused from the previous authorization).

On August 21, 2015, we commenced a tender offer to purchase up to 16,666,666 shares of our common stock at a price of $18.00 per share. Upon consummation of this tender offer, we purchased 16,348,143 shares of our common stock at a purchase price of $18.00 per share, for a total purchase price of $294.3 million and $0.5 million in related costs. In October 2015, our Board of Directors again increased our Stock Repurchase Program authorization to permit the repurchase of an additional $200.0 million. As of December 31, 2015, we had a total of $205.7 million available for purchase of shares under our Stock Repurchase Program. We may repurchase our stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions, applicable legal requirements and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in our sole discretion. Subsequent to December 31, 2015 but prior to the filing of this annual report, we purchased an additional 995,650 shares for an aggregate purchase price of $14.8 million.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities for the three years ended December 31, 2015 are as follows:

	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$22.4	$331.0	$16.3
Net cash provided by (used in) investing activities	445.4	(518.7)	(171.4)
Net cash (used in) provided by financing activities	(289.5)	200.3	11.0
Net increase (decrease) in cash and cash equivalents	178.3	12.6	(144.1)
Cash and cash equivalents at beginning of the year	34.5	21.9	166.0
Cash and cash equivalents at end of the year	$212.8	$34.5	$21.9

Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $22.4 million in 2015, as compared to $331.0 million in 2014. This large decrease in net cash provided by operations in 2015 as compared to 2014 is primarily as a result of the AgReserves Sale. In addition, we received $19.6 million RiverTown Note payment during 2015. Net cash provided by operations was $331.0 million in 2014, as compared to $16.3 million in 2013. This large increase in net cash provided by operations in 2014 as compared to 2013 is primarily attributable to the proceeds we received from the AgReserves Sale and the RiverTown Sale.

During 2015, capital expenditures related to assets ultimately planned to be sold were $8.4 million and consisted of $4.9 million relating to our residential real estate segment, $2.2 million for our commercial real estate segment, and $1.3 million for our forestry segment. The expenditures relating to our residential real estate and commercial real estate segments were primarily for site infrastructure development, general amenity construction, and the acquisition of commercial land.
Cash Flows from Investing Activities
Cash flows provided by investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During 2015, cash flows provided by investing activities were $445.4 million, which includes our total net purchases, sales and maturities of our available-for-sale investments of $453.7 million and $0.8 million for investments and maturities in assets held by special purpose entities. During 2014, cash flows used in investing activities were $518.7 million, which includes our total net purchases, sales and maturities of our available-for-sale investments of $489.9 million and $6.9 million for investments in assets held by special purpose entities. See Note 5, Real Estate Sales, included in the Notes to the Consolidated Financial Statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities. During 2013, cash flows used in investing activities were $171.4 million, which includes our total purchases, sales and maturities of U.S. treasury securities and corporate debt securities of $149.0 million.

During 2015, capital expenditures incurred by our Pier Park North joint venture were $5.8 million which were reported in our leasing operations segment and capital expenditures for other property and equipment were $3.3 million, which were primarily for our resorts and leisure segment. Capital expenditures incurred by our Pier Park North joint venture were $22.6 million during 2014 and $19.3 million during 2013. Capital expenditures for other property and equipment were $2.5 million during 2014 and $3.6 million during 2013, which were primarily for our resorts, leisure and leasing operations segment. In addition, we received $3.0 million in proceeds from the sale of our fifty percent ownership interest in our East San Marco real estate joint venture during 2014.
Cash Flows from Financing Activities
Net cash used in financing activities was $289.6 million for 2015 compared to net cash provided by financing activities of $200.3 million for 2014, primarily a result of the repurchase of common stock in 2015, compared to NFTF’s issuance of Senior Notes in 2014. In 2015, $305.0 million was used for the repurchase of our common stock. Financing activities include $48.2 million of borrowings on the Pier Park North joint venture Refinanced Loan, partially offset by payments of approximately $31.9 million related to our Pier Park North construction loan and other CDD payments. Financing activities also include $0.7 million of debt issuance costs and capital distribution to non-controlling interest of $0.1 million. Net cash provided by financing activities was $200.3 million in 2014 compared to $11.0 million for 2013. This large increase in net cash provided by financing activities in 2014 as compared to 2013 is primarily a result of NFTF’s issuance of Senior Notes in 2014.

Off-Balance Sheet Arrangements
In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan. The Refinanced Loan will accrue interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North joint venture’s property and a short term $6.62 million letter of credit. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 9, Real Estate Joint Ventures.

During 2008 and 2007, we sold 132,055 acres of timberland in exchange for fifteen year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified special purpose entities. The entities’ financial condition and financial results are not consolidated in our financial statements.

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.2 million for all installment notes monetized through December 31, 2015. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three years ended December 31, 2015.

At December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $7.1 million and standby letters of credit in the amount of $0.5 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.

Contractual Obligations at December 31, 2015

	Payments due by Calendar Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)	$55.2	$0.2	$2.0	$2.2	$50.8
Interest related to debt, including community development district debt (1)	20.6	2.2	4.3	4.2	9.9
Contractual obligations (2)	1.4	0.7	0.2	0.5	—
Other long term liabilities (3)	131.1	—	—	—	131.1
Senior Notes held by special purpose entity (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (4)	115.3	8.6	17.1	17.1	72.5
Total contractual obligations	$503.6	$11.7	$23.6	$24.0	$444.3

(1)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(2)	These aggregate amounts include individual contracts in excess of $0.1 million.
(3)	Other long term liabilities include certain of our deferred tax liabilities related to our installment note monetization transactions.
(4)
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

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our investment return criteria for evaluating our projects under development or undeveloped, management’s assumptions used in the projection of undiscounted cash flows include:

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

Other properties that management does not intend to sell in the near term under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. Typically, assets are carried based on historical cost basis which in some cases exceeds fair value if sold in the near term. The results of impairment analysis for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group.
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
We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale is then recorded at the lower of their carrying value or fair value less costs to sell.

Investments. We evaluate investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery. Based on these factors, the unrealized losses related to the Company's debt securities of $1.1 million were determined to be temporary at December 31, 2015.
Retained interest investments. We have recorded retained interest investments with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which are recorded in Other assets in our Consolidated Balance Sheets. At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.7% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the life of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the three years ended December 31, 2015.
Pension plan. In 2014 the pension plan was terminated. In November 2012, the Board of Directors approved the termination of our Pension Plan, which was frozen in March 2013 pending regulatory approvals which were received in August 2014. As of December 31, 2014, the Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to us in December 2014. During 2015, we recorded an expense of $1.0 million for the fair value of the assets that were allocated to participants. Any gains and losses on these assets are reflected in the Company’s Consolidated Statements of Operations and were a $0.1 million gain for 2015. Refer to Note 8, Financial Instruments and Fair Value Measurements. In addition, we expect to record additional expenses of approximately $7.1 million as the assets in our 401(k) Plan are allocated to participants over the next six years.
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

We had no federal net operating loss carryforwards at December 31, 2015 and 2014. We had a state net operating loss carryforward of $325.7 million and $323.9 million, respectively, at December 31, 2015, and 2014. The majority of state net operating losses are available to offset future taxable income through 2031. As of December 31, 2015, based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets for our state net operating loss carryforwards; therefore, we have maintained a valuation allowance of $6.0 million for these deferred tax assets at December 31, 2015.
Variable Interest Entities. In 2014, in connection with the AgReserves Sale, two special purpose entities were created, NFTF and Buyer SPE. We own the equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy our liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not our liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, we are not obligated to contribute any funds to either the Buyer SPE or NFTF.
We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in our financial statements as of December 31, 2015. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $213.5 million and $180.3 million, respectively, as of December 31, 2015. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $3.3 million on the time deposit, U.S. Treasuries of $8.5 million, and cash of $0.3 million and deferred issuance costs of $1.4 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.4 million net of the $2.5 million discount and $2.9 million accrued interest expense on the Senior Notes.
Our consolidated Statements of Operations for the year ended December 31, 2015 includes $8.2 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and $8.8 million of interest expense for the Senior Notes, amortization of the discount and issuance costs related to the Buyer SPE and NFTF.
Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows.
Consolidation
In February 2015, the FASB issued an ASU that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The new guidance will be effective for the Company as of January 1, 2016. Early adoption is permitted, including early adoption in an interim period. The Company has evaluated the impact of the adoption of this guidance and determined there will be no impact on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows. The Company had not adopted this ASU as of December 31, 2015.
Debt issuance costs
In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. The new guidance should be applied on a retrospective basis and is effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has evaluated the impact of the adoption of this guidance and determined that the adoption will not have a material impact on its financial condition. The Company had not adopted this ASU as of December 31, 2015.

Financial Instruments
In January 2016, the FASB issued an ASU that amends existing guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition and results of operations.

Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy and the impact of this strategy on our cash flows, financial condition and results of operations;

•	our expectations concerning our intent to seek additional opportunities to invest our liquid assets, including our intent to seek opportunities that could increase our returns;

•	our expectation to repurchase our shares through our Stock Repurchase Program;

•	our expectations concerning the benefits of our recent repurchase of shares, including our recent tender offer;

•	our expectations concerning demand for residential real estate, including mixed-use and active adult communities in Northwest Florida and our ability to develop projects that meet that demand;

•	our expectations regarding the wide range of residential and commercial uses of our Bay-Walton Sector Plan land holdings, including to serve the active adult retirement market;

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

•	our expectation regarding the lack of substantial revenues from sales of our timber or rural lands in the future;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures, principal and interest payments on our debt and deferred tax liabilities;

•	our expectation regarding cash flows to be received over the term and at the maturity of the 2007 and 2008 installment notes and our intent to hold such notes until maturity;

•
our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations, and our belief regarding the defenses to pending litigation claims against us;

•	our expectations with respect to the accounting treatment for the AgReserves Sale and related monetization and RiverTown Sale;

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

•	significant decreases in the market value of our investments in securities or any other investments;

•	our use of our share repurchase authorization and our ability to carry on the Stock Repurchase Program in accordance with applicable securities laws;

•	our ability to capitalize on opportunities relating to a mixed-use and active adult community or communities in Northwest Florida;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any downturns in real estate markets in Florida or across the nation;

•	a slowing of the population growth in Florida, including a decrease of the migration of Baby Boomers to Florida;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required for mixed-use and active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•	our ability to effectively manage our real estate assets, as well as the ability of our joint venture partner to effectively manage the day-to-day activities of the Pier Park North joint venture;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	our ability to successfully estimate the costs and benefits of the Timber Note monetization structure;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance, and our ability to manage our cost structure;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the AgReserves Sale and RiverTown Sale;

•	significant tax payments arising from any acceleration of deferred taxes that arise from the AgReserves Sale and other transactions; and

•	the performance of the surplus assets in the Pension Plan may not be what we expected.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.6 million in the market value of our available-for-sale securities as of December 31, 2015. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in demand deposit and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

Item 8.         Financial Statements and Supplementary Data
The Financial Statements and related notes on pages F 3 to F 46 and the Report of Independent Registered Public Accounting Firm on page F 2 are filed as part of this Report and incorporated by reference.

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
(b)  Changes in Internal Control Over External Financial Reporting. During the quarter ended December 31, 2015 there were no changes in our internal controls over external financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over external financial reporting.
(c) Management’s Annual Report on Internal Control Over External Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over external financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over external financial reporting is designed to provide reasonable assurance regarding the reliability of external financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of the Company’s internal control over external financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment and those criteria, management concluded that our internal control over external financial reporting was effective as of December 31, 2015. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over external financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d) Report of Independent Registered Public Accounting Firm.

The Board of Directors and Stockholders
The St. Joe Company:
We have audited The St. Joe Company’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 2, 2016 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Jacksonville, Florida
March 2, 2016
Certified Public Accountants

Item 9B.     Other Information

Item 5.02     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

(e) On November 24, 2015, our Compensation Committee approved an increase in the salary of Mr. Gonzalez from $250,000 to $350,000, effective January 1, 2016.

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

Cesar L. Alvarez Age 68 Director since 2012
Mr. Alvarez has served as Senior Chairman of the international law firm of Greenberg Traurig, LLP, commencing in 2016. Prior to his appointment as Senior Chairman, Mr. Alvarez served as the firm’s Co-Chairman from 2012 to 2016. He previously served as the firm’s Chief Executive Officer from 1997 until his election as Executive Chairman in January 2010 and as its Executive Chairman from January 2010 until his election as Co-Chairman. Mr. Alvarez has served on the board of directors of each of Watsco, Inc. and Mednax, Inc. since 1997 and on the board of directors of Intrexon Corporation since 2008. Mr. Alvarez has also served on the board of directors of Fairholme Funds, Inc., which we refer to as the Fairholme Fund, since 2008 and on the board of directors of Sears Holding Corporation since 2013.

Qualifications. The Board nominated Mr. Alvarez to serve as a director due to his management experience as the Senior Chairman and as former Chief Executive Officer of one of the nation’s largest law firms with professionals providing services in multiple locations across the country, as well as his many years of corporate governance experience, both counseling and serving on the boards of directors of other publicly traded companies.

Bruce R. Berkowitz Age 57 Director since 2011 Chairman since 2011
Mr. Berkowitz is the Chief Investment Officer of Fairholme Capital Management, LLC, which we refer to as Fairholme, President of the Fairholme Fund and Manager of Fairholme Holdings LLC. The Fairholme Fund owned approximately 31.1% of our common stock as of February 26, 2016.

Mr. Berkowitz has served as a director of the Fairholme Fund since 1999 and as a director of Sears Holding Corporation since February 2016. He has also served as a director of Olympus Re Holdings, Ltd. and Olympus Reinsurance Company, Ltd. (Bermuda) since 2001. Previously, Mr. Berkowitz served as a director of each of White Mountains Insurance Group, Ltd., a financial services holding company, from 2004 to 2010, AmeriCredit Corporation, a retail financial services company, from 2008 to 2009 and TAL International Group Inc., a lessor of intermodal freight containers and chassis, from 2004 to 2009. In addition, Mr. Berkowitz was Managing Member of Fairholme from 1997 to 2014.

Qualifications. The Board nominated Mr. Berkowitz to serve as a director because of his extensive financial and investment experience and his valuable network of business and professional relationships.

Howard S. Frank Age 74 Director since 2011
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

Qualifications. The Board nominated Mr. Frank to serve as a director because of his extensive strategic accounting, operational experience and sound business judgment demonstrated throughout his career with Carnival, as well as his experience as an Audit Committee Chair with the Fairholme Fund.

Jorge L. Gonzalez Age 51 Director since 2015
Mr. Gonzalez joined us in 2002 and has served as our President and Chief Executive Officer since November 2015. During his time with the Company, Mr. Gonzalez has served in roles of increasing responsibility and most recently as the Company’s Senior Vice President of Development from March 2015 to November 2015. In that role, Mr. Gonzalez supervised the long and complex sector planning entitlement process that was successfully concluded in 2015. Mr. Gonzalez has over 26 years of continuous experience in various planning and real estate related roles. Mr. Gonzalez is a member of the Urban Land Institute and serves on various community boards and organizations including the Florida State University Panama City Campus Development Board, the Bay County Economic Development Alliance, the Northwest Florida Manufacturer’s Council, Gulf Coast Regional Medical Center, and Enterprise Florida.

Qualifications. The Board nominated Mr. Gonzalez to serve as a director because of his extensive experience in the real estate development industry, including as an executive officer of the Company.

Stanley Martin Age 68 Director since 2012
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

Thomas P. Murphy, Jr. Age 67 Director since 2011
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

Vito S. Portera Age 73 Director since 2014
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
Executive Officers

Set forth below is certain information relating to our current executive officers and key employees other than Mr. Gonzalez. Biographical information with respect to Mr. Gonzalez is set forth above under “Directors”.

Marek Bakun, 44, has served as our Chief Financial Officer since October 2013 and as our Executive Vice President since May 2014. Prior to joining us in 2013, Mr. Bakun served as Chief Financial Officer and Treasurer of Orleans Homebuilders, Inc., in Bensalem, Pennsylvania from February 2011 until October 2013. From October 2010 to February 2011, Mr. Bakun served in a senior finance position for MDC Holdings, Inc., a homebuilder which builds under the name Richmond American Homes, where he provided financial analysis in connection with systems implementation in two of the company’s U.S. markets and provided financial analysis on other initiatives. From April 2008 to October 2010, Mr. Bakun served as Chief Financial Officer and Treasurer for Mattamy Homes Corporation with responsibility for financial controls in its five U.S. markets. From 1999 to April 2008, Mr. Bakun served in positions of increasing responsibility for Morrison Homes, which merged into Taylor Morrison Home Corporation during his tenure, and was appointed Vice President and Chief Financial Officer in August 2006.

Kenneth M. Borick, 55, has served as our Senior Vice President, General Counsel and Corporate Secretary since February 2012. From September 2000 until February 2012, Mr. Borick held various positions of increasing responsibility within St. Joe, primarily in the legal department. Mr. Borick has over twenty years of legal experience, which began with the private practice of law in South Carolina. Mr. Borick then spent seven years with The Walt Disney Company prior to joining us in 2000.

David S. Harrelson, 60, joined us in 1976 and has served as our Senior Vice President, Timberland since February 2012. Previously, Mr. Harrelson served as our Vice President, Timberland from 2006 until February 2012. Mr. Harrelson is responsible for the timber resources and land management on non-entitled property. Since joining St. Joe as an entry-level forester, Mr. Harrelson has held various positions of increasing responsibility within the forestry division.

Patrick W. Murphy, 45, has served as our Senior Vice President, Operations since October 2012. From March 2006 until October 2012, Mr. Murphy served as the General Manager of the WaterColor Inn & Resort, our wholly owned resort. Prior to joining us, Mr. Murphy held various management positions with Five Diamond and Five Star Resorts, including Nemacolin Woodlands Resort from 2004 to 2006 and Sea Island Company from 2001 to 2004.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports with the SEC relating to their common stock ownership and changes in such ownership. To our knowledge, based solely on our records and certain written representations received from our executive officers and directors, during the year ended December 31, 2015, directors, executive officers and greater than 10% shareholders complied with their Section 16(a) filing requirements applicable to them on a timely basis.

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

Our Code, which was most recently revised in November 2013, is available to view under the Investor Relations - Corporate Governance section of our website, located at www.joe.com. We intend to post on our website information regarding any amendment to the Code or any waiver granted under the Code covered by Item 5.05 of Form 8-K within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

We currently have a standing Audit Committee. Our Audit Committee currently consists of three members: Stanley Martin (Chairman), Howard S. Frank and Vito S. Portera.  The Audit Committee’s responsibilities include, among other things:

•	appointing our independent auditors and monitoring their performance, qualifications and independence;

•	assisting the Board’s oversight of the quality and integrity of our financial statements;

•	reviewing with management, the internal auditor and independent auditors, the quality, adequacy and effectiveness of our internal control over financial reporting;

•	reviewing our policies and processes with respect to risk assessment and risk management;

•	exercising an oversight role with respect to our internal audit function; and

•	reviewing with management our policies with respect to compliance with laws and regulations, including our Code of Business Conduct and Ethics.

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

Independence and Financial Expertise

The Board reviewed the background, experience and independence of the Audit Committee members based in large part on the directors’ responses to questions relating to their relationships, background and experience. Based on this review, the Board determined that each member of the Audit Committee:

•	meets the independence requirements of the NYSE’s corporate governance listing standards;

•	meets the enhanced independence standards for audit committee members required by the Securities and Exchange Commission;

•	is financially literate, knowledgeable and qualified to review financial statements; and

•	is free of any relationship that, in the opinion of the Board, may interfere with his or her exercise of independent judgment as an Audit Committee member.

In addition, the Board has determined that each of Howard S. Frank, Stanley Martin and Vito S. Portera qualifies as an “audit committee financial expert” under SEC rules.

Procedures for Shareholder Nominations

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since such disclosures were last provided in our proxy statement in connection with our 2015 annual meeting of shareholders.

Item 11.     Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis is designed to provide our shareholders with a clear understanding of our compensation philosophy and objectives, the compensation-setting process, and the 2015 compensation of our named executive officers (identified below), who we sometimes refer to as our NEOs.

Named Executive Officers

For 2015, our “named executive officers” were:

•	Jorge L. Gonzalez, our President and Chief Executive Officer and former SVP, Development;

•	Marek Bakun, our EVP and Chief Financial Officer;

•	Kenneth Borick, our SVP, General Counsel and Corporate Secretary;

•	David Harrelson, our SVP, Timberland;

•	Patrick Murphy, our SVP, Operations;

•	Jeffrey Keil, our former President and Interim Chief Executive Officer; and

•	Patrick Bienvenue, our former EVP and Senior Advisor to the Chairman.

In November 2015, the Board appointed Jorge Gonzalez as our President and Chief Executive Officer. Mr. Gonzalez has been with the Company since 2002, most recently as our Senior Vice President of Development. In connection with Mr. Gonzalez’s appointment, Jeffrey Keil, our Interim Chief Executive Officer, stepped down from that position.

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

Elements of Compensation

Our 2015 executive compensation program consisted of base salary and discretionary bonuses payable based on the Compensation Committee’s discretionary evaluation of our overall financial performance and the contribution of the individual named executive officer to such performance. In addition, our named executive officers receive the same benefits and perquisites that are available to all employees generally. The Compensation Committee does not have a formal policy relating to the allocation of total compensation among the various components. The Compensation Committee currently does not have an annual performance-based bonus plan or a formal long-term equity incentive plan. We anticipate that more formalized programs may be adopted in the future.

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

Committee Actions Taken in 2015: Mr. Gonzalez did not receive a salary increase in connection with his appointment as President and Chief Executive Officer in November 2015, but continued to receive his base salary of $250,000 from his previous position with the Company. In 2015, the Compensation Committee reviewed base salaries for each NEO and determined that the base salary for Mr. Borick was below competitive market salary levels. Consequently, the Compensation Committee approved an increase in Mr. Borick’s base salary to $300,000. No other NEO received a base salary increase for 2015. However, the Compensation Committee approved an increase in Mr. Gonzalez’s base salary from $250,000 to $350,000, effective January 1, 2016.

Discretionary Bonuses

Objective: The Compensation Committee awards discretionary bonuses to our named executive officers to reward such officers for their individual contributions to our overall performance in a given year and to assist in providing a competitive compensation package. The Committee believes that discretionary bonuses, if any, should be subject to the achievement of the Company of the financial and operational objectives set by the Board from time to time, the financial results of the Company during the year, the Company’s liquidity position at the end of the year and the Board’s expectations regarding the required uses of liquidity in the upcoming year. We believe that making such compensation “at risk” provides significant motivation for increasing company and individual performance.

Performance Considerations: Discretionary bonuses (if any) will be paid based on the Compensation Committee’s discretionary evaluation of our overall financial performance, the contribution of the particular named executive officer to such performance and the other factors discussed above. The Compensation Committee also takes into consideration the target bonus amounts set in such named executive officer’s employment agreement, if applicable. The amount of any discretionary bonus awarded is determined by the Compensation Committee, in its sole discretion, and in consultation with the independent directors of the Board. Bonuses are typically paid in cash during the first quarter, however, the Compensation Committee has, and may in the future, decide to award bonuses during the year for exemplary performance.

Committee Actions Taken with Respect to 2015 Performance: The Compensation Committee, in consultation with the independent directors of the Board, approved the following discretionary cash bonus awards for 2015 performance: $250,000 for Mr. Bakun, $200,000 for Mr. Borick, $50,000 for Mr. Harrelson and $60,000 for Mr. Murphy. In addition, Mr. Gonzalez was paid a discretionary bonus of $1,000,000 for his exemplary service and leadership in connection with his responsibilities arising from his position as Senior Vice President of Development prior to being named Chief Executive Officer. Mr. Gonzalez did not receive an additional bonus for his services as Chief Executive Officer.

Mr. Keil stepped in as our Interim Chief Executive Officer and provided invaluable leadership during a critical period of transition for the Company. Among many things, Mr. Keil was instrumental in assessing talent at St. Joe and formulating a succession plan for our executive leadership. In recognition of his contributions and in lieu of a bonus, the Compensation Committee, in consultation with independent directors of the Board, awarded Mr. Keil a severance payment in the amount of $500,000 upon his departure from the Company.

Employment Agreements

Employment Agreement with Mr. Bakun

In connection with his appointment as CFO, we entered into an employment agreement with Mr. Bakun to serve as CFO for a period of one year, commencing on October 7, 2013. On April 1st of each successive one year anniversary from that date, the employment agreement will automatically renew for an additional year, unless it is terminated at least 30 days prior to the applicable renewal date.

Pursuant to the employment agreement, Mr. Bakun will receive an annual base salary of $350,000, which may be increased by the Compensation Committee. In addition, Mr. Bakun is eligible for an annual cash bonus with a target award equal to 100% of his base salary rate.

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

Employment Agreement with Mr. Bienvenue

Prior to his separation from the Company in November 2015, Mr. Bienvenue had an employment agreement with the Company. The employment agreement provided for an annual base salary of $400,000 for Mr. Bienvenue, which may have been increased, but not decreased, by the Compensation Committee. For 2015, Mr. Bienvenue’s base salary was $500,000. In addition, Mr. Bienvenue is eligible for an annual cash bonus with a target award equal to 100% of his base salary rate.

Mr. Bienvenue’s employment agreement provided that, upon our termination of his employment without cause or his resignation for good reason, Mr. Bienvenue, would have been entitled to receive (i) ratably over a 12 month period after the termination date, an amount equal to his base salary as in effect on the termination date, and (ii) a monthly amount equal to the employer portion of the applicable COBRA premium for a period of 18 months.

In connection with his separation, we and Mr. Bienvenue entered into a separation agreement pursuant to which Mr. Bienvenue was entitled to (i) $500,000 and (ii) reimbursement for health insurance for 18 months, each as provided in his employment agreement. In addition, we agreed to pay Mr. Bienvenue a one-time lump sum in the amount of $100,000. Mr. Bienvenue agreed to a general release and to comply with certain non-competition, confidentiality and non-disparagement obligations. The amount of $600,000 has been paid.

Retirement Plans

We previously provided retirement benefits to our named executive officers through a Pension Plan and 401(k) retirement plan. However, effective March 2013, we froze the Pension Plan and, in August 2014, we received the requisite regulatory approvals to terminate the Pension Plan. Currently, we provide retirement benefits to our named executive officers solely through our 401(k) retirement plan pursuant to which we contribute the same percentage of salary as we do for our other employees, subject to a cap.

Health and Welfare Benefits and Perquisites

We have traditionally provided our named executive officers with a variety of health and welfare benefits. In addition we provide the perquisites reflected in the All Other Compensation column in the “Summary Compensation Table” and more fully described in the footnote to that column. The only perquisites that our named executive officers are currently entitled to receive, other than those that are available to all employees, are reimbursement for annual physical exams and membership in our St. Joe Club & Resorts (the latter of which has no incremental cost to us).

Tax Deductibility

Section 162(m) of the Internal Revenue Code of 1986, as amended, precludes public companies from taking a federal income tax deduction for compensation in excess of $1 million paid to individual named executive officers unless certain specific and detailed criteria are met, including the requirement that compensation be “performance based” and under a plan approved by our shareholders. Because St. Joe had previously operated with net operating losses, the tax deductibility of compensation has not been a major consideration in the Compensation Committee’s compensation decisions; however this may become a consideration in the future.

Consideration of Shareholder Advisory Vote

As part of its compensation setting process, the Compensation Committee also considers the results of the prior-year’s shareholder advisory vote on our executive compensation to provide useful feedback regarding whether shareholders believe that the Compensation Committee is achieving its goal of designing an executive compensation program that promotes the best interests of St. Joe and its shareholders by providing its executives with the appropriate compensation and meaningful incentives. In 2015, the Compensation Committee took into consideration that approximately 88% of the votes cast on the shareholder advisory vote were voted in favor of our executive compensation in its decision to maintain the current compensation program and philosophy. The Compensation Committee intends to annually review the results of the advisory vote and will be cognizant of this feedback as it completes its annual review of each pay element and the total compensation packages for our NEOs.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Based on those reviews and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for filing with the Securities and Exchange Commission.

Compensation Committee Howard S. Frank, Chair Thomas P. Murphy, Jr. Vito S. Portera March 2, 2016

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Howard S. Frank (Chairman), Thomas P. Murphy, Jr. and Vito S. Portera. None of the members of the Compensation Committee was at any time during 2015 or at any other time an officer or employee of St. Joe. No executive officer of St. Joe serves as a member of (i) a board of directors or (ii) a compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

2015 Summary Compensation Table

The following table sets forth the compensation earned by each of our named executive officers, or NEOs, for 2015, 2014 and 2013. In accordance with applicable SEC rules, we are providing compensation information for named executive officers only for years in which they qualified as named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Jorge Gonzalez President and Chief Executive Officer	2015	250,000	1,000,000	—	—	53,000(3)	1,303,000

Marek Bakun EVP and Chief Financial Officer	2015	350,000	250,000	—	—	53,000(3)	653,000
	2014	350,000	250,000	—	—	58,600	658,600
	2013	71,346	132,466	—	—	100,114	303,926

Kenneth Borick SVP, General Counsel and Corporate Secretary	2015	293,231(4)	200,000	—	—	53,000(3)	546,231
	2014	253,308	128,000	—	39,746	34,500	455,554
	2013	241,539	196,000	—	(39,972)	392	397,959

David Harrelson SVP, Timberland	2015	190,000	50,000	—	—	53,000(3)	293,000
	2014	190,000	50,000	—	55,937	34,500	330,437
	2013	180,769	250,000	—	(30,359)	2,572	402,983

Patrick Murphy SVP, Operations	2015	190,000	60,000	—	—	52,635(3)	302,635

Patrick Bienvenue Former EVP	2015	480,770	—	—	—	600,000(5)	1,080,770
	2014	500,000	350,000	—	3,865	34,500	888,365
	2013	500,000	500,000	—	7,452	1,127	1,008,580

Jeffrey Keil Former President and Interim Chief Executive Officer	2015	230,769	—	—	—	517,740(3)(6)	748,509
	2014	142,789	—	50,009	—	—	192,798

__________

(1)
The amounts shown represent the change in present values of the Pension Plan benefits in 2013 and 2014. St. Joe discontinued its nonqualified deferred capital accumulation plan effective December 30, 2011 and froze the Pension Plan, effective March 27, 2013. As of December 31, 2015, the pension plan assets were distributed. The changes in pension values shown reflect the changes in the present value of pension benefits from one year end to the next. Factors affecting the changes in present values include the impact of the value of benefits earned in the current year, the growth in the value of benefits earned in prior years due to the passage of time and the impact of changes in assumptions. This present value calculation was based on actuarial assumptions and discounting and was not a direct reflection of the change in each participant’s actual account balance in the Pension Plan during the year.

(2)	Our NEOs are provided with membership to our St. Joe Club & Resorts which has no incremental cost to us.

(3)	The amount shown represents Company 401(k) Plan contributions in 2015. The Company contributes the same percentage of salary for all employees, subject to a cap.

(4)	The amount shown includes a pro-rata adjustment due to an increase in Mr. Borick’s base salary from $256,000 to $300,000 in 2015.

(5)
The amount shown includes (i) a $100,000 one-time cash lump sum payment and (ii) one times (1x) his base salary that were paid to Mr. Bienvenue in connection with his departure from the Company in November 2015. See above “Compensation Discussion & Analysis - Employment Agreements - Employment Agreement with Mr. Bienvenue.”

(6)	In lieu of an annual bonus, the Company paid to Mr. Keil a severance payment of $500,000 in connection with his services as our Interim Chief Executive Officer.

Outstanding Equity Awards at December 31, 2015

The following table provides information on the outstanding equity awards held by the named executive officers at December 31, 2015.

Name	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Jorge Gonzalez	—	—	—	—
Marek Bakun	—	—	—	—
Kenneth Borick	2,595	—	54.05	2/12/17
David Harrelson	1,446	—	54.05	2/12/17
Patrick Murphy	—	—	—	—
Patrick Bienvenue	—	—	—	—
Jeffrey Keil	—	—	—	—

Pension Benefits

The Company’s Pension Plan was frozen in March 2013 and terminated in August 2014.

Potential Payments Upon Termination or Change in Control

Mr. Bakun

As discussed in the Compensation Discussion and Analysis under “Employment Agreements”, we have entered into an employment agreement with Mr. Bakun that provides for certain payments and other benefits if employment with us is terminated without “cause” or by Mr. Bakun for “Good Reason”. Upon a termination by us without “cause” or by Mr. Bakun for “Good Reason”, Mr. Bakun is entitled to receive:

•	salary continuation for a period of 12 months from the termination date and

•	payments equal to our portion of the cost of continued health and welfare benefits for an 18-month period from the termination date.

Mr. Bakun’s employment agreement does not provide for any additional benefits if such termination occurs in connection with a change in control. In addition, the employment agreement does not provide any gross-up for excise taxes. Instead, the employment agreement provides that any amounts that would have been payable as a severance payment will be carved-back, as necessary, to avoid the payment of any excise taxes. Additionally, the employment agreement does not provide for any additional benefits in the event of death or termination due to disability.

The following table shows the termination payments that Mr. Bakun would receive pursuant to his employment agreement in connection with his termination without cause or by Mr. Bakun for good reason. These amounts have been quantified as if such termination events occurred on December 31, 2015.

Name and Type of Payment/Benefit	Payments Upon Termination Without Cause(1) or for Good Reason(2) ($)
Marek Bakun
Salary	$350,000
Continuation of Benefits(3)	$26,685
Total Termination Payments/Benefits	$376,685
__________

(1)
Pursuant to the terms of Mr. Bakun’s employment agreement, “cause” means termination due to (a) the executive’s continued failure to substantially perform the executive’s employment duties (other than any such failure resulting from the executive’s incapacity due to physical or mental illness) which are demonstrably willful and deliberate on the executive’s part and which are not remedied in a reasonable period of time after receipt of notice from St. Joe, (b) the willful engaging by the executive in illegal conduct or gross misconduct which causes financial or reputational harm to St. Joe, (c) the conviction of a felony or a guilty or nolo contendere plea by the executive with respect thereto, (d) the material breach by the executive of his employment agreement or any of St. Joe’s written policies, (e) the habitual abuse of narcotics or alcohol by the executive, (f) engaging in fraud in connection with the business of St. Joe or misappropriation of St. Joe’s funds or property, or (g) the executive’s disqualification or bar by any governmental or self-regulatory authority from serving in the capacity contemplated by the employment agreement or the executive’s loss of any governmental or self-regulatory license that is reasonably necessary for the executive to perform his responsibilities.

(2)
Pursuant to the terms of Mr. Bakun’s employment agreement, “good reason” means the executive’s termination of the executive’s employment for any one or more of the following reasons without the executive’s express written consent: (a) a significant diminution in the executive’s position, authority, comparable duties or responsibilities, excluding for these purposes: (i) an isolated, insubstantial or inadvertent action not taken in bad faith that is remedied by St. Joe within thirty (30) days after receipt of written notice thereof given by the executive as provided in Section 5.4 of the employment agreement, (ii) a change in the person to whom (but not the position to which) the executive reports, or (iii) the executive ceasing to be an executive officer subject to Section 16(b) of the Exchange Act; (b) a material failure by St. Joe to comply with any of the provisions of Section 4 of the employment agreement other than an isolated, insubstantial or inadvertent failure not occurring in bad faith that is remedied by St. Joe within thirty (30) days after receipt of notice thereof given by the executive pursuant to Section 5.4 of the employment agreement; (c) any purported termination by St. Joe of the executive’s employment otherwise than as expressly permitted by the employment agreement; or (d) any failure by St. Joe to comply with and satisfy Section 9.3 of the employment agreement.

(3)
Pursuant to terms of his employment agreement, Mr. Bakun, whether terminated without cause or for good reason, receives a continuation of health and welfare benefits for a period of 18 months following the date of termination.

Director Compensation

Annual Retainer. For 2015, our Board approved the annual retainer fees set forth below, payable in cash. We do not pay meeting fees. Annual retainer fees are payable quarterly in advance.

•	$75,000 for each non-employee director;

•	an additional $25,000 for the Chairman of the Board;

•	an additional $10,000 for the Chair of the Governance and Nominating Committee;

•	an additional $12,500 for the Chair of the Compensation Committee; and

•	an additional $25,000 for the Chair of the Audit Committee.

Messrs. Berkowitz and Frank waived their rights to receive the annual retainer or committee chair fees for their service on the Board in 2015.

Annual Equity Grant. Following each annual meeting of our shareholders, the Compensation Committee grants an equity compensation award to each non-employee director. In 2015, the Compensation Committee granted to each non-employee director an equity grant with an aggregate fair market value of $50,007, based on the closing price of our common stock on the grant date.

Messrs. Berkowitz and Frank waived their rights to receive annual equity grants for their service on the Board in 2015. In lieu of the annual equity grant, the Compensation Committee approved paying Mr. Alvarez the equivalent value of the equity award in cash for 2015 and intends to do so in 2016.

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

Charitable Matching Program. We have chosen to support the charitable and civic activities of our directors. We will match each director’s cash contributions to charities in which he serves as an officer or trustee up to an aggregate annual amount of $5,000 per director. We will also contribute to events at which directors are recognized for their services to charitable or civic causes. Only Mr. Alvarez participated in this program during 2015.

2015 Director Compensation

The following table sets forth the compensation paid in 2015 to each director, other than Mr. Gonzalez whose 2015 compensation for his services as President and CEO for the remainder of 2015 is discussed under “Executive Compensation”.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation ($)	Total ($)
Cesar L. Alvarez	135,000	—	5,000(3)	140,000
Bruce R. Berkowitz(4)	—	—	—	—
Howard S. Frank(4)	—	—	—	—
Stanley Martin	100,000	50,007	—	150,007
Thomas P. Murphy, Jr.	75,000	50,007	—	125,007
Vito S. Portera	75,000	50,007	—	125,007
__________

(1)
The amounts shown include the annual retainer fees for all directors. For Mr. Alvarez, the amount also includes (i) $50,000 in cash granted in lieu of Mr. Alvarez’s annual equity grant for 2015, and (ii) fees in the amount of $10,000 for his service as Chair of the Governance and Nominating Committee. For Mr. Martin, the amount also includes fees in the amount of $25,000 for his service as Chair of the Audit Committee.

(2)
Represents the grant date fair value of the Annual Equity Grant of 3,220 shares of common stock awarded to Messrs. Martin, Murphy and Portera on June 30, 2015, based on a closing market price of our common stock of $15.53 on June 30, 2015. The amounts shown represent the grant date fair value under FASB ASC Topic 718. Please refer to Note 17 of our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 29, 2016 for the assumptions utilized in calculating fair value. As of December 31, 2015, none of our Directors held unvested restricted stock units or unexercised options.

(3)
The amount shown represents a matching contribution in the amount of $5,000 paid by the Company to United Way of Miami-Dade in accordance with the Company’s Charitable Matching Program. The Charitable Matching Program matches each director’s cash contributions to charities in which he serves as an officer or trustee up to an aggregate annual amount of $5,000 per director and also provides for contributions to events at which directors are recognized for their services to charitable or civic causes.

(4)	Messrs. Berkowitz and Frank waived their rights to receive any compensation for their service on the Board in 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan

	Equity Compensation Plan Information
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2009 Equity Incentive Plan(1)	99,755	54.15	—
2015 Performance and Equity Incentive Plan	—	—	1,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	99,755	54.15	1,500,000
______________________

(1)
Upon adoption of the 2015 Performance and Equity Incentive Plan (the “2015 Plan”), the remaining shares available for awards under the 2009 Equity Incentive Plan (the “2009 Plan”) were included in the 1,500,000 shares approved under the 2015 Plan. Stock options previously granted under the 2009 Plan are still outstanding and to the extent that such options are exercised prior to their expiration, shares will be issued under the 2009 Plan.

Principal Holders of Stock

The following table shows the number of shares of common stock held by all persons who are known by us to beneficially own or exercise voting or dispositive control over more than five percent of our outstanding common stock as of February 26, 2016:

Name and Address	Number of Shares Beneficially Owned	Percent of Class(1)
Fairholme Capital Management, LLC, Bruce R. Berkowitz and Fairholme Funds, Inc. 4400 Biscayne Boulevard, 9th Floor Miami, FL 33137	24,355,819(2)	32.8%
Blackrock, Inc. 55 East 52nd Street New York, NY 10055	14,949,505(3)	20.1%
Janus Capital Management, LLC and Janus Contrarian Fund 151 Detroit Street Denver, CO 80206	12,159,022(4)	16.4%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	4,123,719(5)	5.5%
_______

(1)	The percentages reported are based on 74,349,612 shares of common stock outstanding as of February 26, 2016.

(2)
These amounts are held by Fairholme Capital Management, LLC (“Fairholme Capital”) and Fairholme Funds, Inc. Fairholme Capital and Bruce R. Berkowitz shared the power to vote or direct the vote of 23,603,302 shares and shared the power to dispose or direct the disposition of 24,355,819 shares. Fairholme Funds, Inc. shared the power to vote or direct the vote of 23,136,502 shares and shared the power to dispose or direct the disposition of 23,136,502 shares. Because Mr. Berkowitz, in his capacity as the Managing Member of Fairholme Capital or as President of Fairholme Funds, Inc., has voting or dispositive power over all shares beneficially owned by Fairholme Capital, he is deemed to have beneficial ownership of all of the shares.

(3)
Based on a Schedule 13G/A filed by Blackrock, Inc. on January 8, 2016. Blackrock, Inc. has sole power to vote or direct the vote of 14,841,988 of the shares it beneficially owns and has sole power to dispose or direct the disposition of all the shares it beneficially owns.

(4)
Based on a Schedule 13G/A filed by Janus Capital Management, LLC (“Janus Capital”) on February 16, 2016. Janus Capital has sole voting and dispositive power with respect to 12,159,022 shares at December 31, 2015. Janus Contrarian Fund (“Janus Contrarian”) has sole voting and dispositive power with respect to 10,451,593 shares. Janus Capital owns 96.81% of INTECH Investment Management (“INTECH”) and 100% of Perkins Investment Management LLC (“Perkins”), both of which are registered investment advisers which furnish advice to various investment companies and to individual and institutional clients (“Managed Portfolios”). Holdings for Janus Capital, Perkins and INTECH are aggregated for purposes of this Schedule 13G/A filing. Janus Capital and INTECH disclaim pecuniary interests in such shares. Janus Contrarian is an investment company and one of the Managed Portfolios to which Janus Capital provides investment advice.

(5)
Based on a Schedule 13G filed by The Vanguard Group on February 10, 2016. The Vanguard Group has sole voting power with respect to 79,588 shares and it beneficially owns and has sole dispositive power with respect to 4,040,431 shares it beneficially owns. The Vanguard Group has shared voting power with respect to 6,300 shares and shared dispositive power with respect to 83,288 shares.

Common Stock Ownership by Directors and Executive Officers

The following table sets forth the number of shares of our common stock beneficially owned by the current directors, the named executive officers and the directors and all executive officers as a group, as of February 26, 2016.

Name	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Cesar L. Alvarez	—	—
Marek Bakun	—	—
Bruce R. Berkowitz	24,355,819(3)	32.8%
Kenneth Borick	14,712 (4)	*
Howard S. Frank	—	—
Jorge L. Gonzalez	4	*
David Harrelson	2,761(5)	*
Stanley Martin	14,100	*
Patrick W. Murphy	—	—
Thomas P. Murphy, Jr.	22,844	*
Vito S. Portera	5,527	*
Directors and Executive Officers as a Group (eleven (11) persons)	24,415,767	32.8%
__________

The address of each director and executive officer in this table is c/o The St. Joe Company, 133 South WaterSound Parkway, Watersound, Florida 32413.

(1)	Each director and executive officer listed has sole or shared voting and dispositive power over the shares listed.

(2)	The percentages reported are based on 74,349,612 shares of common stock outstanding as of February 26, 2016. An “*” indicates less than 1% ownership.

(3)
These amounts are held by Fairholme Capital and Fairholme Funds, Inc. Fairholme Capital and Bruce R. Berkowitz shared the power to vote or direct the vote of 23,603,302 shares and shared the power to dispose or direct the disposition of 24,355,819 shares. Fairholme Funds, Inc. shared the power to vote or direct the vote of 23,136,502 shares and shared the power to dispose or direct the disposition of 23,136,502 shares. Because Mr. Berkowitz, in his capacity as the Managing Member of Fairholme Capital or as President of Fairholme Funds, Inc., has voting or dispositive power over all shares beneficially owned by Fairholme Capital, he is deemed to have beneficial ownership of all of the shares.

(4)	Includes 2,595 shares issuable upon the exercise of stock options that are currently exercisable.

(5)	Includes 1,446 shares issuable upon the exercise of stock options that are currently exercisable.

Item 13.     Certain Relationships and Related Transactions and Director Independence

Related Person Transaction Policy

The Charter of our Governance and Nominating Committee (the “Governance Committee”) provides that our Governance Committee must approve all related person transactions involving any Board member or any executive officer. Current SEC rules define transactions with related persons to include any transaction, arrangement or relationship (i) in which St. Joe is a participant, (ii) in which the amount involved exceeds $120,000, and (iii) in which any executive officer, director, director nominee, beneficial owner of more than 5% of St. Joe’s common stock, or any immediate family member of such persons has or will have a direct or indirect material interest. All directors must recuse themselves from any discussion or decision affecting their personal, business or professional interests. All related person transactions will be disclosed in our applicable SEC filings as required under SEC rules.

Certain Relationships and Related Transactions

In November 2015, we appointed Mr. Jorge Gonzalez as President and CEO. Mr. Gonzalez’s wife owns a spa business that leases space in one of our commercial properties. The lease was entered into prior to Mr. Gonzalez becoming an executive officer and lease payments are at market rates. The lease obligations for the 2015 fiscal year through January 2019 (the end of the current term of the lease) are approximately $210,000 (including CAM reimbursements of approximately $67,000).

Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”), has served as an investment adviser to the Company since April 2013. Mr. Berkowitz, the Founder, Managing Member and Chief Investment Officer of Fairholme Capital, and the President and a director of the Fairholme Fund, is the Chairman of our Board of Directors. The Fairholme Fund owned approximately 31.1% of our common stock as of February 26, 2016. Pursuant to the terms of an Investment Management Agreement, as amended, Fairholme Capital has agreed to supervise and direct the investments of investment accounts established by us in accordance with the investment guidelines and restrictions set forth in such agreement. During 2015, the investment guidelines required that, as of the date of any investment (i) at least 50% of the investment accounts be held in cash or cash equivalents, (ii) no more than 15% of the investment accounts may be invested in securities of any one issuer (excluding the U.S. Government), (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee and (iv) the investment accounts may not be invested in common stock securities. Fairholme Capital receives no compensation for its services as our investment advisor.

Director Independence

It is the policy of the Board that a majority of the members of the Board qualify as independent directors. To assist it in making independence determinations, the Board adopted categorical standards of director independence, which are attached as Annex A to our Corporate Governance Guidelines which are available to view under the Investor Relations - Corporate Governance section of our website, located at www.joe.com. The categorical standards of director independence are consistent with the independence standards set forth in Section 303A.02 of the NYSE listing standards.

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

Based on its independence review and after considering the transactions described above, the Board determined that each of the following current directors (which together constitute all of the members of the Board other than Mr. Gonzalez) is independent: Messrs. Alvarez, Berkowitz, Frank, Martin, Murphy and Portera. Mr. Gonzalez is not independent as he currently serves as our President and Chief Executive Officer.

Item 14.     Principal Accounting Fees and Services

Our Audit Committee appointed KPMG to continue to serve as our independent registered public accounting firm, to audit the consolidated financial statements for our Company for the fiscal year ended December 31, 2015. KPMG has served as our independent registered public accounting firm since 1990.

Fees Paid to KPMG

We were billed for professional services provided with respect to fiscal years 2014 and 2015 by KPMG in the amounts set forth in the following table.

Services Provided	2014	2015
Audit Fees(1)	$934,000	$661,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$934,000	$661,000
__________

(1)
These professional services included fees associated with (i) the audit of our annual financial statements (Form 10-K); (ii) reviews of our quarterly financial statements (Forms 10-Q); and (iii) the audit of St. Joe’s internal control over financial reporting and attestation services in connection with St. Joe’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These amounts do not include reimbursement of expenses equaling $51,700 for 2014 and $28,437 for 2015.

Pre-Approval Policies and Procedures for Audit and Permitted Non-Audit Services

The Pre-Approval Policy of the Company provides that the Audit Committee of The St. Joe Company is required to pre-approve all audit and non-audit services performed by the Company’s independent auditor in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by the Audit Committee. The term of any pre-approval is indefinite, unless the Audit Committee specifically provides for a different period or amends such approval.

Pursuant to the Pre-Approval Policy, the Audit Committee delegates pre-approval authority to the Chairman of the Audit Committee for pre-approval of decisions relating to a service if the fee for such service does not exceed $50,000. The Chairman must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee may not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

Consistent with these policies and procedures, the Audit Committee approved all of the services rendered by KPMG during fiscal year 2015, as described above.

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

4.1
Indenture, dated April 10, 2014, between Northwest Florida Timber Finance, LLC and Wilmington
Trust, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

4.2	Form of 4.750% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.1	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

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

10.22†	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).

10.22a†**	2015 Performance and Equity Incentive Plan.

10.49
Investment Management Agreement, dated April 8, 2013, between Fairholme Capital Management, L.L.C. and The St. Joe Company, (incorporated by reference to Exhibit 10.49 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.49a
Amendment to Investment Management Agreement, dated February 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company (incorporated by reference to Exhibit 10.49a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.49b
Amendment to Investment Management Agreement, dated April 21, 2014, between Fairholme Capital Management, L.L.C. and The St. Joe Company (incorporated by reference to Exhibit 10.49b to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.52†
Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.56†	Form of Employment Agreement between Executive and The St. Joe Company (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.58	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

10.59†
Letter Agreement, dated August 13, 2014, between The St. Joe Company and Park Brady (incorporated by reference to Exhibit 10.59 to the registrant’s Current Report on Form 8-K filed on August 18, 2014).

10.60
Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association (incorporated by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.61†**	Separation Agreement, dated November 18, 2015, between Patrick Bienvenue and The St. Joe Company.

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1**	Certification by Chief Executive Officer.

32.2**	Certification by Chief Financial Officer.

101*
The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	March 2, 2016	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	March 2, 2016
Jorge Gonzalez
(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	March 2, 2016
Marek Bakun
(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman	March 2, 2016
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	March 2, 2016
Cesar L. Alvarez

/s/ Howard S. Frank	Director	March 2, 2016
Howard S. Frank

/s/ Stanley Martin	Director	March 2, 2016
Stanley Martin

/s/ Thomas P. Murphy, Jr.	Director	March 2, 2016
Thomas P. Murphy, Jr.

/s/ Vito S. Portera	Director	March 2, 2016
Vito S. Portera

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The St. Joe Company:
We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III - Consolidated Real Estate and Accumulated Depreciation and financial statement Schedule IV - Consolidated Mortgage Loans on Real Estate. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG
Jacksonville, Florida
March 2, 2016
Certified Public Accountants

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate, net	$313,599	$321,812
Cash and cash equivalents	212,773	34,515
Investments	191,240	636,878
Restricted investments (Note 18)	7,072	7,940
Notes receivable, net	2,555	24,270
Pledged treasury securities	—	25,670
Property and equipment, net of accumulated depreciation of $57.1 million and $60.3 million at December 31, 2015 and 2014, respectively	10,145	10,203
Other assets	38,644	31,990
Investments held by special purpose entities (Note 5)	208,785	209,857
Total assets	$984,813	$1,303,135
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$55,194	$63,804
Accounts payable	6,159	12,554
Accrued liabilities and deferred credits	35,721	34,911
Deferred tax liabilities	36,847	34,824
Senior Notes held by special purpose entity (Note 5)	177,445	177,341
Total liabilities	311,366	323,434
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,332,565 and 92,322,905 issued at December 31, 2015 and 2014, respectively; 75,329,557 and 92,302,636 outstanding at December 31, 2015 and 2014, respectively	892,387	892,237
Retained earnings	78,851	80,582
Accumulated other comprehensive loss	(686)	(1,325)
Treasury stock at cost, 17,003,008 and 20,269 shares held at December 31, 2015 and 2014, respectively	(305,289)	(285)
Total stockholders’ equity	665,263	971,209
Non-controlling interest	8,184	8,492
Total equity	673,447	979,701
Total liabilities and equity	$984,813	$1,303,135
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

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate	$46,156	$43,709
Cash and cash equivalents	4,067	3,455
Other assets	14,924	8,781
Investments held by special purpose entity (Note 5)	208,785	209,857
	$273,932	$265,802
LIABILITIES
Debt	$48,200	$31,618
Accounts payable	177	1,511
Accrued liabilities and deferred credits	4,239	4,142
Senior Notes held by special purpose entity (Note 5)	177,445	177,341
Total liabilities	$230,061	$214,612
See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2015	2014	2013
Revenues:
Real estate sales	$33,704	$634,976	$45,076
Resorts and leisure revenues	54,488	48,414	46,424
Leasing revenues	8,978	6,977	4,306
Timber sales	6,701	11,506	35,450
Total revenues	103,871	701,873	131,256
Expenses:
Cost of real estate sales	16,399	87,132	24,701
Cost of resorts and leisure revenues	47,069	42,900	39,014
Cost of leasing revenues	2,792	2,253	1,671
Cost of timber sales	834	4,513	21,527
Other operating and corporate expenses	33,426	26,128	27,855
Pension charges	—	13,529	1,500
Administrative costs associated with special purpose entities (Note 5)	—	3,746	—
Depreciation, depletion and amortization	9,486	8,422	9,131
Impairment losses	—	—	5,080
Total expenses	110,006	188,623	130,479
Operating (loss) income	(6,135)	513,250	777
Other income (expense):
Investment income, net	22,688	12,691	1,498
Interest expense	(11,429)	(8,608)	(2,040)
Other, net	(6,287)	4,488	4,210
Total other income	4,972	8,571	3,668
(Loss) income before equity in (loss) income from unconsolidated affiliates and income taxes	(1,163)	521,821	4,445
Equity in (loss) income from unconsolidated affiliates	—	(32)	112
Income tax (expense) benefit	(808)	(115,507)	409
Net (loss) income	(1,971)	406,282	4,966
Net loss attributable to non-controlling interest	240	171	24
Net (loss) income attributable to the Company	$(1,731)	$406,453	$4,990

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	87,827,869	92,297,467	92,285,888
Net (loss) income per share attributable to the Company	$(0.02)	$4.40	$0.05
See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Net (loss) income:	$(1,971)	$406,282	$4,966
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized gains (losses) on available-for-sale investments	5,650	(1,455)	(2,032)
Reclassification of other-than-temporary impairment losses included in earnings	—	1,295	—
Reclassification of realized (gains) losses included in earnings	(5,311)	833	(93)
Total before income taxes	339	673	(2,125)
Income tax	300	127	—
Total	639	800	(2,125)

Defined benefit pension items:
Net (loss) gain arising during the period	—	(2,180)	2,191
Amortization and settlement included in net periodic cost	—	7,107	743
Amortization of loss included in net periodic cost	—	465	326
Total before income taxes	—	5,392	3,260
Income tax	—	—	—
Total	—	5,392	3,260

Total other comprehensive income, net of tax	639	6,192	1,135
Total comprehensive (loss) income	$(1,332)	$412,474	$6,101
See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2012	92,285,408	$891,798	$(330,861)	$(8,652)	$(260)	$309	$552,334
Net income (loss)	—	—	4,990	—	—	(24)	4,966
Other comprehensive income	—	—	—	1,135	—	—	1,135
Capital contributions from non-controlling interest	—	—	—	—	—	4,886	4,886
Issuance of common stock for director fees	11,898	244	—	—	—	—	244
Amortization of stock based compensation	—	3	—	—	—	—	3
Reduction in excise tax benefits on stock options	—	(18)	—	—	—	—	(18)
Treasury shares received in lieu of taxes to be remitted on vesting of restricted stock awards	(4,393)	—	—	—	(25)	—	(25)
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Net income (loss)	—	—	406,453	—	—	(171)	406,282
Other comprehensive income	—	—	—	6,192	—	—	6,192
Capital contributions to special purpose entity from non-controlling interest	—	—	—	—	—	3,492	3,492
Issuance of common stock for director’s fees	9,723	210	—	—	—	—	210
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Net loss	—	—	(1,731)	—	—	(240)	(1,971)
Other comprehensive income	—	—	—	639	—	—	639
Capital distribution to non-controlling interest	—	—	—	—	—	(68)	(68)
Repurchase of common shares	(16,982,739)	—	—	—	(305,004)	—	(305,004)
Issuance of common stock for director’s fees	9,660	150	—	—	—	—	150
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(1,971)	$406,282	$4,966
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	9,486	8,422	9,131
Stock based compensation	150	210	247
Pension charges	—	8,749	1,500
(Gain) loss on sale of investments	(5,311)	833	(93)
Other-than-temporary impairment loss	—	1,295	—
Equity in loss (income) from unconsolidated joint ventures	—	32	(112)
Deferred income tax expense (benefit)	2,323	46,127	(909)
Impairment losses	—	—	5,080
Gain (loss) on disposal of real estate and property and equipment	77	(202)	(528)
Cost of real estate sold	14,584	76,060	22,022
Expenditures for and acquisition of real estate to be sold	(8,378)	(7,368)	(19,165)
Notes financed by the Company for operating properties sold	—	(19,600)	(5,248)
Timber Note	—	(200,000)	—
Deferred revenue	(65)	(13,562)	—
Accretion income and other	(1,780)	(2,129)	(966)
Changes in operating assets and liabilities:
Pension Plan assets reverted to the Company	—	23,820	—
Payments received on notes receivable	21,780	3,242	1,562
Other assets	(3,650)	(5,010)	(1,596)
Accounts payable and accrued liabilities	(3,330)	4,946	(96)
Income taxes	(1,497)	(1,112)	538
Net cash provided by operating activities	22,418	331,035	16,333
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(5,783)	(22,592)	(19,301)
Purchases of property and equipment	(3,304)	(2,483)	(3,594)
Purchases of investments	(341,994)	(723,099)	(256,730)
Maturities of investments	410,000	150,319	100,000
Sales of investments	385,695	83,239	7,725
Sales of unconsolidated affiliates	—	3,000	—
Investment and maturities of assets held by special purpose entities	787	(6,921)	—
Other	—	(148)	514
Net cash provided by (used in) investing activities	445,401	(518,685)	(171,386)
Cash flows from financing activities:
Borrowings on construction/refinanced loan in Pier Park North joint venture	48,200	25,173	6,445
(Distribution) contribution to Pier Park North joint venture from non-controlling interest	(68)	—	4,886
Repurchase of common shares	(305,004)	—	—
Principal payments for debt	(31,942)	(627)	(321)
Proceeds from issuance of Senior Notes by special purpose entity	—	177,269	—
Debt issuance costs	(747)	(1,544)	—
Other	—	—	(43)
Net cash (used in) provided by financing activities	(289,561)	200,271	10,967
Net increase (decrease) in cash and cash equivalents	178,258	12,621	(144,086)
Cash and cash equivalents at beginning of the year	34,515	21,894	165,980
Cash and cash equivalents at end of the year	$212,773	$34,515	$21,894
See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash paid during the period for:
Interest	$10,569	$1,733	$2,413
Income taxes	$—	$70,491	$(22)

Non-cash financing and investment activities:
(Decrease) increase in Community Development District Debt	$(768)	$(4,369)	$2,589
Decrease in pledged treasury securities related to defeased debt	$(25,670)	$(590)	$(558)
Expenditures for operating properties and property and equipment financed through accounts payable	$1,138	$4,866	$4,497
Exchange of Timber Note for investments held by special purpose entity	$—	$200,000	$—
Capital contributions to special purpose entity from non-controlling interest	$—	$3,492	$—
Pension Plan assets transferred to the Company’s 401(k) Plan and invested in restricted investments	$—	$7,940	$—
Settlement of note receivable	$—	$—	$312
Non-monetary receipt of real estate from an unconsolidated affiliate	$—	$—	$398

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)

1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a Florida real estate development, asset management, and operating company with real estate assets and operations concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as a reportable operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year’s segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows for the periods presented. See Note 20, Segment Information.
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
Revenue Recognition
Revenues consist primarily of real estate sales, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenues and costs and expenses.
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

F 10

The buyer’s minimum initial investment requirement is typically the receipt of cash for approximately twenty to twenty-five percent of the sales value depending on the type and use of the property purchased. If the minimum initial investment requirement is not met, revenues may be deferred depending on the circumstances. In addition, revenue is not recognized until title transfers and any consideration received is deferred until title is transferred.
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
Resorts and leisure revenues
Resorts and leisure revenues include service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor Inn, WaterColor, WaterSound Beach and surrounding communities and other resort, golf club, marina, and management services of The Pearl Hotel. These revenues are generally recognized as services are provided. Vacation rental revenues include the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts and leisure revenues. The Company is the principal in its vacation rental business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. Club membership revenues are recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period. Revenues generated from our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit.
Leasing revenues
Leasing revenues consist of long term rental revenues from retail/commercial leasing operations, including properties located in our consolidated joint venture at Pier Park North and our industrial park, VentureCrossings, which are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Minimum future base rents on non-cancelable leases for the next five years are $6.8 million in 2016, $6.7 million in 2017, $6.5 million in 2018, $6.2 million in 2019, and $5.9 million in 2020.
Forestry product sales
Revenues from the sale of the Company’s forestry products are primarily delivered under pay-as-cut sales contracts or timber bid sales, which risk of loss and title to the trees transfer to the buyer when cut by the buyer. Under a pay-as-cut sales contract, the buyer or some other third party is responsible for all logging and hauling costs, if any. Prior to the AgReserves Sale, sales of forestry products were recognized generally on delivery of the product to the customer.

Timber bid sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e. mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations. Under a timber bid sale, the buyer or some other third party is responsible for all logging and hauling costs, if any, and the timing of such activity. Revenue from a timber bid sale is recognized when the contract is signed since the earnings process is complete.
Comprehensive (Loss) Income
The Company’s comprehensive (loss) income includes unrealized gains and temporary losses on available-for-sale securities. During 2014 and 2013, comprehensive income also included changes in the funded status of the Company’s terminated pension plan, which were initially recognized in other comprehensive income and amortized into net income or recognized at the time of a specific event, such as the curtailment of benefit plan obligations or the pension plan termination during 2014. See Note 18, Employee Benefit Plans.

F 11

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, bank demand accounts, money market instruments and short term commercial paper having original maturities at acquisition date of ninety days or less.

Investments
Investments consist of available-for-sale securities and are recorded at fair value, which is based on observable market inputs. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive (loss) income. Realized gains and losses are determined using the specific identification method.

The Company evaluates investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery. Based on these factors, the unrealized losses related to the Company's debt securities of $1.1 million were determined to be temporary at December 31, 2015. During 2014, the Company determined that certain unrealized losses were other than temporarily impaired and recorded an other-than-temporary impairment of $1.3 million related to credit-related losses in Investment income, net on the Company’s Consolidated Statements of Operations. The non-credit component of $1.5 million remained in Accumulated other comprehensive loss as of December 31, 2014.

Restricted Investments
The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s Consolidated Balance Sheets until they are allocated to current and future 401(k) plan participants for up to the next six years. See Note 18, Employee Benefit Plans.

Notes Receivable
The Company’s notes receivable are due from customers or homebuilders located within the United States. The Company evaluates the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts is based on a review of specifically identified accounts in addition to an overall aging analysis. As of December 31, 2015 and 2014 there was no allowance for doubtful accounts. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates.
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

F 12

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. The Company has capitalized indirect development costs of $0.2 million, $0.6 million and $0.7 million during 2015, 2014 and 2013, respectively. These capitalized indirect development costs are primarily related to the consolidated joint venture at Pier Park North.
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
Long-Lived Assets
The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating and development property and property and equipment, net. As part of the Company’s review for impairment of its long-lived assets, the Company reviews long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in the Company’s business plan and other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

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

F 14

Timber Inventory
The Company estimates its standing timber inventory on an annual basis utilizing a process referred to as a “timber cruise.” Specifically, the Company conducts field measurements of the number of trees, tree height and tree diameter on a sample area equal to approximately 20% of our timber holdings each year. Inventory data is used to calculate volumes and products along with growth projections to maintain accurate data.  Industry practices are used for modeling including growth projections, volume and product classifications.  Depletion is adjusted based on current volumes and accounting practices.
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the useful lives of various assets, generally three to thirty years.
Income Taxes
The Company follows the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in Other income (expense).
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
Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.

F 15

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, investments held by special purpose entities, and investments in retained interests. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. As of December 31, 2015, the Company had $184.7 million invested in U.S. Treasury securities, $6.3 million invested in one issuer of corporate debt securities that is non-investment grade and the Company had investments in short term commercial paper from eight issuers of $175.0 million.
Earnings Per Share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations as their effect would be anti-dilutive. Non-vested restricted stock is included in outstanding shares at the time of grant. For the three years ended December 31, 2015 basic average shares outstanding were the same as diluted shares outstanding.

Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows.
Consolidation
In February 2015, the FASB issued an ASU that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The new guidance will be effective for the Company as of January 1, 2016. Early adoption is permitted, including early adoption in an interim period. The Company has evaluated the impact of the adoption of this guidance and determined there will be no impact on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows. The Company had not adopted this ASU as of December 31, 2015.
Debt issuance costs
In April 2015, the FASB issued an ASU that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. The new guidance should be applied on a retrospective basis and is effective for the Company as of January 1, 2016. Early adoption is permitted for financial statements that have not been previously issued. The Company has evaluated the impact of the adoption of this guidance and determined that the adoption will not have a material impact on its Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows. The Company had not adopted this ASU as of December 31, 2015.
Financial Instruments
In January 2016, the FASB issued an ASU that amends existing guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition and results of operations.

F 16

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	December 31, 2015	December 31, 2014
Development property:
Residential real estate	$99,413	$102,408
Commercial real estate	56,587	59,405
Leasing operations (1)	360	3,680
Forestry	2,681	3,278
Corporate	2,211	2,019
Total development property	161,252	170,790

Operating property:
Residential real estate	$8,091	$8,084
Resorts and leisure	109,425	110,136
Leasing operations (2)	79,550	72,045
Forestry	19,300	18,839
Other	50	50
Total operating property	216,416	209,154
Less: Accumulated depreciation	64,069	58,132
Net operating property	152,347	151,022

Investment in real estate, net	$313,599	$321,812

(1)	Includes $0.3 million and $3.1 million for the Pier Park North joint venture as of December 31, 2015 and 2014, respectively.
(2)	Includes $49.0 million and $41.6 million for the Pier Park North joint venture as of December 31, 2015 and 2014, respectively.
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, sewers, and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and sewers. Leasing development property primarily includes the land and construction under development for the consolidated joint venture at Pier Park North. This development property is being reclassified as operating property as tenants commence operations at Pier Park North.

F 17

Operating property includes the following components:

	December 31, 2015	December 31, 2014	Estimated Useful Life (in years)
Land and land improvements	$73,161	$72,286	5 - 20
Buildings and building improvements	133,399	127,577	20 - 40
Timber	9,856	9,291	N/A
	216,416	209,154
Less: Accumulated depreciation	64,069	58,132
Total operating property, net	$152,347	$151,022

Operating property includes property that the Company uses for operations and activities. The resorts and leisure operating property includes the WaterColor Inn, golf courses and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in our consolidated joint venture at Pier Park North. Operating property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
Depreciation expense related to real estate investments was $6.3 million, $5.7 million, and $5.3 million in 2015, 2014 and 2013, respectively. Depletion expense related to our timber operations was $0.4 million, $0.5 million, and $1.2 million in 2015, 2014 and 2013, respectively.
4. Impairments of Long-lived Assets
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the years ended December 31, 2015 and 2014.

In 2013, the Company recorded impairment charges of $5.1 million, primarily for a golf course, which incurred negative operating cash flows in 2013 and the future estimated undiscounted cash flows were less than the carrying value of its assets. In addition, during 2013, the Company wrote down a residential property to its fair value less estimated selling costs.
5. Real Estate Sales

AgReserves Sale
On March 5, 2014, the Company completed its previously announced AgReserves Sale for $562 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in Other operating and corporate expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
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

F 18

The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million upon maturity of the Timber Note in 2029 and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by special purpose entities on the Company’s Consolidated Balance Sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in Administrative costs associated with special purpose entities on the Company’s Consolidated Statements of Operations.
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
The Company has determined that it was the primary beneficiary of the Buyer SPE and NFTF as of December 31, 2015 and December 31, 2014, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in the Company’s financial statements as of December 31, 2015 and December 31, 2014. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $213.5 million and $180.3 million, respectively, as of December 31, 2015. The consolidated assets of the Buyer SPE and NFTF consist of a $200 million time deposit that subsequent to April 2, 2014 pays interest at 4.006% and matures in March 2029, accrued interest of $3.3 million on the time deposit, U.S. Treasuries of $8.5 million, and cash of $0.3 million and deferred issuance costs of $1.4 million for the Senior Notes. The consolidated liabilities include the Senior Notes issued by NFTF of $177.4 million net of the $2.5 million discount and $2.9 million accrued interest expense on the Senior Notes.
The Company’s Consolidated Statements of Operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	2015	2014
Investment income, net	$8,217	$6,116
Interest expense	$(8,755)	$(6,584)

The Company has classified the U.S. Treasury securities held by the Buyer SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the remaining fourteen year period, are recorded at amortized cost, which approximates fair value as of December 31, 2015. The U.S. Treasuries mature over the remaining fourteen year period or $0.8 million within one year, $3.6 million after one year through five years, $3.0 million after five years through ten years and $1.1 million after ten years.

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
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20 million to $26 million for the impact fees over the remaining four-year period (most of which, the Company expects to receive at the end of that remaining four-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company's control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. The Company received $0.1 million for these impact fees during 2015 and 2014.

F 19

The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale in the second quarter of 2014. Mattamy also assumed the Company’s total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company’s Consolidated Balance Sheet as of March 31, 2014.

6. Investments

Investments and restricted investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices. Unrealized gains and temporary losses on investments, net of tax, are recorded in Other comprehensive (loss) income. Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in Investment income, net. In addition, at December 31, 2015, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At December 31, 2015 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Treasury securities	$184,819	$—	$79	$184,740
Corporate debt securities	7,273	—	981	6,292
Preferred stock	265	—	57	208
	192,357	—	1,117	191,240
Restricted investments:
Guaranteed income fund	7,072	—	—	7,072
	$199,429	$—	$1,117	$198,312

At December 31, 2014 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities:
U.S. Treasury securities	$509,783	$32	$—	$509,815
Corporate debt securities	101,587	—	1,482	100,105
Preferred stock	26,963	—	5	26,958
	638,333	32	1,487	636,878
Restricted investments:
Guaranteed income fund	7,940	—	—	7,940
	$646,273	$32	$1,487	$644,818

Fairholme Capital has served as an investment advisor to the Company since April 2013. As of December 31, 2015, funds managed by Fairholme Capital beneficially owned approximately 32.5% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital receives no compensation for their services as the Company’s investment advisor.

Pursuant to the terms of the Company's Investment Management Agreement as amended (the “Agreement”) with Fairholme Capital, Fairholme Capital agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities.

F 20

During 2015, realized gains from the sale of available-for-sale securities were $5.3 million and proceeds from the sale of available-for-sale securities were $385.7 million and proceeds from the maturity of available-for-sale securities were $410.0 million. During 2014, realized losses from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $83.2 million and proceeds from the maturity of available-for-sale securities were $150.0 million.

As of December 31, 2015, certain of the Company’s U.S. Treasuries, corporate debt securities and preferred stock had unrealized losses. As of December 31, 2014, certain of the Company’s corporate debt securities and preferred stock had unrealized losses. As of December 31, 2015, corporate debt securities that had been in a continuous unrealized loss position for less than twelve months, had a fair value of $6.3 million and had $1.0 million of unrealized losses. As of December 31, 2014, corporate debt securities that have been in an unrealized loss position for less than twelve months, had a fair value of $85.8 million and had $1.3 million of unrealized losses. Corporate debt securities that had been in an unrealized loss position for twelve months or greater had a fair value of $14.3 million and had $0.2 million of unrealized losses.

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

At December 31, 2015, the unrealized losses related to the U.S. Treasury securities, corporate debt securities and preferred stock of $1.1 million were deemed temporary and included in Accumulated other comprehensive loss as of December 31, 2015. As of December 31, 2015, corporate debt securities had unrealized losses of $1.0 million, U.S. Treasury securities had unrealized losses of less than $0.1 million and preferred stock investments had unrealized losses of less than $0.1 million. As of December 31, 2014, certain of the Company’s U.S. Treasuries and preferred stock had immaterial unrealized losses. The Company previously reported in its Annual Report on Form 10-K that it had no continuous unrealized losses greater than twelve months as a result of recognizing a portion of the unrealized loss in earnings as of December 31, 2014. The Company has revised this disclosure in the following table that provides the corporate debt securities in continuous unrealized loss position and their related fair values:

	As of December 31, 2015				As of December 31, 2014
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$184,740	$79	$—	$—	$109,984	$6	$—	$—
Corporate debt securities	6,292	981	—	—	85,845	1,294	14,260	188
Preferred stock	208	57	—	—	23,683	10	—	—
	$191,240	$1,117	$—	$—	$219,512	$1,310	$14,260	$188

The Company had unrealized losses of $1.1 million as of December 31, 2015 related to U.S. Treasury Securities, corporate debt securities and preferred stock. The Company’s unrealized losses as of December 31, 2014 relate primarily to investments in senior secured debt securities in one issuer that is a national retail chain that is non-investment grade. The Company purchased these investments between the second quarter of 2013 through the second quarter of 2014. During the third quarter of 2014, the Company determined that these investments were other-than-temporarily impaired and recorded $1.3 million related to credit-related losses in Investment income, net on the Company's Consolidated Statements of Operations. The credit-losses were measured as the difference between the present value of the expected cash flows of the corporate debt securities discounted using the effective interest rate at the date of purchase and the amortized cost of the corporate debt securities. The non-credit component of was recorded in Accumulated other comprehensive loss as of December 31, 2014. The Company sold these investments during 2015 and recorded a realized gain of $5.3 million.
As of December 31, 2015 and 2014, the Company did not intend to sell the investments with unrealized losses and it was not likely that the Company would have been required to sell the security prior to its anticipated recovery, which could have been maturity; therefore, the Company does not believe that its investment in the corporate debt securities was other-than-temporarily impaired at December 31, 2015 and 2014.

F 21

The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at December 31, 2015, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Cost	Fair Value
Due in one year or less	$184,819	$184,740
Due after one year through five years	7,175	6,205
Due after ten through fifteen years	98	87
	192,092	191,032
Preferred stock	265	208
Restricted investments	7,072	7,072
	$199,429	$198,312
7. Other Income (Expense)
Other income (expense) consists of the following during the three years ended December 31, 2015:

	2015	2014	2013
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$5,900	$6,258	$1,171
Accretion income	2,566	1,455	—
Realized gains (losses) on the sale of investments	5,311	(833)	93
Other-than-temporary impairment losses	—	(1,295)	—
Total net investment income from available-for-sale securities	13,777	5,585	1,264
Interest income from investments in special purpose entities	8,217	6,116	—
Interest accrued on notes receivable and other interest	694	990	234
Total investment income, net	22,688	12,691	1,498
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	(8,755)	(6,584)	—
Interest expense	(2,674)	(2,024)	(2,040)
Total interest expense	(11,429)	(8,608)	(2,040)
Other, net
Fees and expenses for the SEC investigation	(8,161)	—	—
Accretion income from retained interest investments	913	889	793
Hunting lease income	738	938	1,850
Litigation and insurance proceeds received	—	1,814	560
Other income, net	223	847	1,007
Other, net	(6,287)	4,488	4,210
Total other income	$4,972	$8,571	$3,668
Investment income, net
Interest and dividend income includes interest income accrued on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale security. Realized gains (losses) on the sale of investments includes the gain or loss recognized on the sale of an available for sale security prior to maturity. Other-than-temporary impairment losses include the credit-related losses on the Company’s corporate debt securities. See Note 6, Investments.

F 22

Interest income from investments in special purpose entities primarily includes interest accrued on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by special purpose entity. See Note 5, Real Estate Sales.

Interest expense
Interest expense includes interest expense related to the Company’s Community Development District debt and the construction loan and Refinanced Loan in the Pier Park North joint venture. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by special purpose entity, are amortized based on the effective interest method at an effective rate of 4.9%.

Other, net
During 2015, the Company expensed a total of $8.2 million related to the recently resolved SEC investigation. This amount was included in Other, net in the Consolidated Statements of Operations. The $8.2 million of fees and expenses for the SEC investigation consisted of (i) $3.5 million for penalties, disgorgements and interest relating to the SEC investigation and (ii) $4.7 million of legal expenses associated with the SEC investigation. On October 27, 2015, the Company fully resolved the SEC investigation and entered into a settlement with the SEC. Without admitting or denying any factual allegations, the Company consented to the SEC’s issuance of an administrative order pursuant to which the Company agreed to pay penalties, disgorgements and interest of approximately $3.5 million, including a civil penalty assessed on the Company of $2.75 million and other disgorgements and interest subject to indemnification by the Company. During 2015, the Company received correspondence from an insurance carrier related to non-coverage of certain fees and expenses incurred in the SEC investigation and, as a result of this correspondence, the Company recorded $4.7 million in legal costs during 2015. See Note 21, Commitments and Contingencies.

Litigation and insurance proceeds include the cash receipt of $1.8 million as a settlement for a real estate easement litigation during 2014 and the cash receipt of $0.6 million for insurance proceeds during 2013, as compared to no recoveries in 2015. As of December 31, 2015, the Company did not possess necessary data to determine any insurance or litigation receivables.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.7%. Hunting lease income is recognized as income over the term of the lease.

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

F 23

The financial instruments measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,233	$—	$—	$18,233
Commercial paper	174,973	—	—	174,973
Debt securities:
U.S. Treasury securities	184,740	—	—	184,740
Corporate debt securities	—	6,292	—	6,292
Preferred stock	—	208	—	208
Restricted investments:
Guaranteed income fund	—	7,072	—	7,072
	$377,946	$13,572	$—	$391,518

The financial instruments measured at fair value on a recurring basis at December 31, 2014 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$19,971	$—	$—	$19,971
Debt securities:
U.S. treasury securities	509,815	—	—	509,815
Corporate debt securities	—	100,105	—	100,105
Preferred stock	—	26,958	—	26,958
Restricted investments:
Guaranteed income fund	—	7,940	—	7,940
	$529,786	$135,003	$—	$664,789
Money market funds, U.S. Treasury securities and commercial paper are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s Consolidated Balance Sheets.
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
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s Consolidated Balance Sheets until they are allocated to participants. As of December 31, 2015 and December 31, 2014, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity, and a rate of return. The Prudential Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and are categorized as level 2 financial instruments. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 18, Employee Benefit Plans.

F 24

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

The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. There were no non-financial assets measured at fair value on a nonrecurring basis at December 31, 2015 or 2014. The Company’s non-financial assets measured at fair value on a nonrecurring basis and level 3 inputs are as follows at December 31, 2013.

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
Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s pledged treasury securities is based on quoted market prices in an active market.

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 5, Real Estate Sales.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate. See Note 5, Real Estate Sales.

F 25

The carrying amount and fair value of the Company’s financial instruments were as follows:

	December 31, 2015			December 31, 2014
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Pledged treasury securities	$—	$—	N/A	$25,670	$26,501	1
Retained interest investments	$10,246	$13,333	3	$9,932	$13,026	3
Investments held by special purpose entities (Note 5)	$208,785	$209,033	3	$209,857	$209,679	3
Liabilities
Senior Notes held by special purpose entity (Note 5)	$177,445	$178,035	3	$177,341	$177,940	3
Pledged Treasury Securities
In connection with a sale of the Company’s office portfolio in 2007, the Company completed an in-substance defeasance of approximately $29.3 million of mortgage debt that was collateralized by one of the commercial buildings. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The interest yield on the pledged securities and the interest expense on the debt are closely related. The transaction did not qualify as an extinguishment of debt, since the Company was responsible if there had been a shortfall in the funds deposited into the trust, which are invested in government backed securities. The trust was not in the Company’s control and the trustee could not sell the securities prior to maturity.
As such, the government backed securities and the related debt (see Note 13, Debt) remained on the Company’s Consolidated Balance Sheets at December 31, 2014. In October 2015, the trustee made the final balloon payment on the mortgage debt in the amount of $25.3 million, utilizing the pledged treasury securities and cash. There was no shortfall on the payment.
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs, nor does the Company perform any service activity related to the SPEs. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2015.
The Company has a beneficial or retained interest investment related to these SPEs of $10.2 million and $9.9 million as of December 31, 2015 and 2014, respectively, recorded in Other assets on the Company’s Consolidated Balance Sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 11.7%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the years ended December 31, 2015 and 2014.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its Consolidated Balance Sheets in connection with the installment sale monetization transactions in 2007 and 2008.

F 26

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
Consolidated VIEs
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. The Company and its partner have contributed total cash of approximately $14.4 million to the joint venture, of which the Company contributed $9.5 million, or 66%, and the Company’s partner contributed $4.9 million, or 34%. Additionally, during 2013 the Company contributed land with an agreed upon value of $6.0 million to the joint venture. During 2013, the Company received a cash distribution of $2.3 million as the result of a sale of a portion of the property in the joint venture.
In February 2013, the joint venture entered into a $41.0 million construction loan agreement that would have matured in February 2016 with the possibility of an option for a two year extension. As of December 31, 2014, $31.6 million was outstanding on the construction loan. In connection with the construction loan agreement the Company had entered into certain limited guarantees. In addition, the Company had agreed to maintain minimum liquidity of $25 million and net worth of $350 million under the construction loan.
In October 2015, the Pier Park North joint venture refinanced the construction loan and entered into a $48.2 million loan. As of December 31, 2015, $48.2 million was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025 (the “Refinanced Loan”). The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon payment at maturity. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North joint venture’s property and a short term $6.62 million letter of credit.
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
As of December 31, 2015, the Company’s capital account represents 60% of the total equity in the joint venture. The Company’s partner is responsible for the day-to-day activities; however, the Company has significant involvement in the design of the related development plan and approves all major decisions including the project development, annual budgets and loan refinancing. The Company has evaluated the VIE consolidation requirements with respect to this transaction and has determined that the Company is the primary beneficiary as the Company has both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses and the right to receive benefits that are significant to the VIE; therefore, the results of the VIE have been consolidated within the financial results of the Company as of December 31, 2015.

F 27

In addition, the Company is the primary beneficiary of another real estate joint venture, Artisan Park, L.L.C, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture. The Company has determined that the Company is the primary beneficiary as it has the power to direct the activities that most significantly impact the joint venture’s economic performance; therefore, the results of the VIE have been consolidated within the financial results of the Company.
As of December 31, 2015 and 2014, the carrying amounts of the real estate VIEs’ assets that are consolidated were $60.5 million and $51.6 million and non-recourse liabilities $49.8 million and $34.4 million, including debt. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of the Pier Park North joint venture’s property and a short term $6.62 million letter of credit. The VIE’s assets can only be used to settle obligations of that VIE. Those assets are owned by, and those liabilities are obligations of, the VIE, and not the Company.
Unconsolidated VIEs
During 2015, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	December 31, 2015	December 31, 2014
BALANCE SHEETS:
Cash and cash equivalents	$13,760	$15,461
Other assets	58	57
Total assets	$13,818	$15,518

Accounts payable and other liabilities	$1,978	$605
Equity(1)	11,840	14,913
Total liabilities and equity	$13,818	$15,518

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

	2015	2014	2013
STATEMENTS OF OPERATIONS:
Total expenses, net	$3,073	$1,952	$1,014
Net loss	$3,073	$1,952	$1,014

F 28

10. Notes Receivable, net
Notes receivable, net consists of the following:

	December 31, 2015	December 31, 2014
Interest bearing homebuilder note for the RiverTown Sale, secured by the real estate sold — 5.25% interest rate, all accrued interest and remaining principal and interest payment due and paid in June 2015	$—	$19,600
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	1,985	2,147
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2016	90	2,011
Various mortgage notes, secured by certain real estate bearing interest at various rates	480	512
Total notes receivable, net	$2,555	$24,270
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.
11. Property and Equipment, net
Property and equipment, net consists of the following:

	December 31, 2015	December 31, 2014	Estimated Useful Life (in years)
Railroad and equipment	$33,626	$33,627	15-30
Machinery and equipment	15,587	16,498	3-10
Office equipment	16,662	18,844	3-10
Autos and trucks	1,044	866	3-10
	66,919	69,835
Less: Accumulated depreciation	57,103	60,284
	9,816	9,551
Construction in progress	329	652
Total property and equipment, net	$10,145	$10,203

Depreciation expense on property and equipment was $2.8 million in 2015, $2.2 million in 2014 and $2.5 million in 2013.

12. Other Assets
Other assets consist of the following:

	December 31, 2015	December 31, 2014
Retained interest investments	$10,246	$9,932
Accounts receivable, net	4,382	4,385
Prepaid expenses	5,849	4,783
Straight line rent	3,732	2,869
Income tax receivable	2,275	778
Other assets	8,822	6,305
Accrued interest receivable for Senior Notes held by special purpose entity (Note 5)	3,338	2,938
Total other assets	$38,644	$31,990

F 29

13. Debt
Debt consists of the following:

	December 31, 2015	December 31, 2014
Refinanced Loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1% at December 31, 2015	$48,200	$—
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 2.80% to 7.0% at December 31, 2015 and 2.55% to 7.0% at December 31, 2014	6,994	6,516
Construction loan in the Pier Park North joint venture, paid in October 2015, bearing interest at LIBOR plus 210 basis points, or 2.26% at December 31, 2014	—	31,618
In-substance defeased debt, interest payable at 5.62%, secured and paid by pledged cash and treasury securities, due and paid October 1, 2015	—	25,670
Total debt	$55,194	$63,804
In February 2013, the Company’s Pier Park North joint venture entered into a construction loan agreement for $41.0 million that was intended to mature in February 2016 with the possibility of an option for a two year extension. As of December 31, 2014, $31.6 million was outstanding on the construction loan. In October 2015, the Pier Park North joint venture refinanced its February 2013 construction loan and entered into a $48.2 million loan. As of December 31, 2015 $48.2 million was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and will mature on November 1, 2025. See Note 9, Real Estate Joint Ventures for details on the Refinanced Loan.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $7.0 million and $6.5 million related to CDD assessments as of December 31, 2015 and 2014, respectively. The Company’s total outstanding CDD assessments were $22.5 million and $22.7 million at December 31, 2015 and 2014, respectively. The Company pays interest on the total outstanding CDD assessments.
In connection with the sale of the Company’s office building portfolio in 2007, the Company completed an in-substance defeasance of debt of approximately $29.3 million of mortgage debt, which had a final balloon payment that was made in October 2015. The Company assigned the mortgage debt and deposited sufficient funds with a trustee solely to satisfy the principal and remaining interest obligations on the mortgage debt when due. The indebtedness remained on the Company’s Consolidated Balance Sheets at December 31, 2014 since the transaction was not considered to be an extinguishment of debt because the Company is liable if, for any reason, the government securities are insufficient to repay the debt. In October 2015, the trustee made the final balloon payment on the mortgage debt in the amount of $25.3 million, utilizing the pledged treasury securities and cash. There was no shortfall on the payment.

The aggregate maturities of debt subsequent to December 31, 2015 are:

December 31, 2015
2016	$248
2017	988
2018	1,029
2019	1,071
2020	1,116
Thereafter	50,742
$55,194

F 30

14. Accrued Liabilities and Deferred Credits
Accrued liabilities and deferred credits consist of the following:

	December 31, 2015	December 31, 2014
Accrued compensation	$3,366	$2,673
Deferred revenue	15,222	15,309
Membership deposits	7,778	8,426
Other accrued liabilities	6,505	5,651
Accrued interest expense for Senior Notes held by special purpose entity (Note 5)	2,850	2,852
Total accrued liabilities and deferred credits	$35,721	$34,911
Deferred revenue at December 31, 2015 and 2014 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.
As of December 31, 2015, other accrued liabilities include $1.2 million in accruals for legal fees and expenses related to the SEC investigation. See Note 21, Commitments and Contingencies.
15. Income Taxes
Income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 consist of the following:

	2015	2014	2013
Current:
Federal	$(1,377)	$69,245	$349
State	(138)	135	169
Total	(1,515)	69,380	518
Deferred:
Federal	2,261	35,314	(366)
State	62	10,813	(561)
Total	2,323	46,127	(927)
Income tax expense (benefit)	$808	$115,507	$(409)

Total income tax expense (benefit) for the years ended December 31, 2015, 2014, and 2013 was allocated in the consolidated financial statements as follows:

	2015	2014	2013
Income tax expense (benefit)	$808	$115,507	$(409)
Income tax recorded in Accumulated other comprehensive income
Income tax benefit	300	127	—
Total income tax expense (benefit)	$508	$115,380	$(409)

F 31

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income as a result of the following:

	2015	2014	2013
Tax at the statutory federal rate	$(323)	$182,700	$1,603
State income taxes (net of federal benefit)	(32)	18,270	160
Decrease in valuation allowance	(164)	(86,882)	(2,218)
Fees and expenses for SEC investigation	1,092	—	—
Other	235	1,419	46
Total income tax expense (benefit)	$808	$115,507	$(409)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
State net operating loss carryforwards	$11,400	$11,336
Impairment losses	112,143	116,451
Prepaid income from land sales	5,490	5,507
Other	1,358	1,398
Total gross deferred tax assets	130,391	134,692
Valuation allowance	(6,012)	(6,176)
Total net deferred tax assets	124,379	128,516
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	3,071	2,484
Deferred gain on land sales and involuntary conversions	28,691	31,574
Installment sales	126,741	126,225
Pension Plan assets transferred to the 401(k) Plan	2,723	3,057
Total gross deferred tax liabilities	161,226	163,340
Net deferred tax liability	$(36,847)	$(34,824)
The Company had no federal net operating loss carryforwards at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company had state net operating loss carryforwards of $325.7 million and $323.9 million, respectively. The majority of state net operating losses are available to offset future taxable income through 2031.

In general, a valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2015, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $6.0 million.

As of December 31, 2015 and 2014, management believed it had not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $6.0 million and $6.2 million, respectively, related to state net operating losses. During 2015, the Company decreased the valuation allowance by $0.2 million to $6.0 million.
At December 31, 2013, other deferred tax assets includes a valuation allowance to offset the deferred tax component recognized in Accumulated other comprehensive loss of $2.1 million. This valuation allowance was reversed during 2014 and there was no valuation allowance in Accumulated other comprehensive loss as of December 31, 2014.

F 32

The Company had approximately $1.7 million of total unrecognized tax benefits as of December 31, 2015 and 2014, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions. In addition, as a result of the adoption of the guidance that was effective for the Company on January 1, 2014 related to the presentation of an unrecognized tax benefit, when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists, the Company reclassified $1.7 million of its unrecognized tax benefit from Accrued liabilities and deferred credits to Deferred tax liabilities as of December 31, 2015 and 2014.
There were no penalties required to be accrued at December 31, 2015 and 2014. The Company recognizes interest and/or penalties related to income tax matters in Income tax (expense) benefit.

The Company is currently open to examination by taxing authorities for the years ended December 31, 2012 through 2014. The IRS has completed the examination of the Company’s tax return for 2013 without adjustment.
16. Stock Repurchase Program
As of January 1, 2015, the Company had $103.8 million remaining under its Stock Repurchase Program. From January 1 through August 15, 2015, the Company repurchased 634,596 shares of its common stock in open market transactions at an average weighted price of $16.03, for a total of $10.2 million. On August 15, 2015 the Company’s Board of Directors increased the Stock Repurchase Program authorization to permit the repurchase of up to $300.0 million (including $93.6 million that remained unused from the previous authorization).
On August 21, 2015, the Company commenced a tender offer to purchase up to 16,666,666 shares of its common stock at a price of $18.00 per share. Upon consummation of this tender offer, the Company purchased 16,348,143 of its common stock at a purchase price of $18.00 per share, for a total purchase price of $294.3 million and $0.5 million in related costs. In October 2015, the Company’s Board of Directors again increased the Stock Repurchase Program authorization to permit the repurchase of an additional $200.0 million. As of December 31, 2015, the Company had a total of $205.7 million available for purchase of shares under its Stock Repurchase Program. The Company may repurchase stock in open market purchases from time to time pursuant to Rule 10b-18, in privately negotiated transactions or otherwise. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions, applicable legal requirements and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. Subsequent to December 31, 2015 but prior to the filing of this annual report, the Company purchased an additional 995,650 shares for an aggregate purchase price of $14.8 million.

17. Stock Based Compensation
The Company previously offered a stock incentive plan whereby awards were granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards were discretionary and were determined by the Compensation Committee of the Board of Directors. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Upon exercise of stock options or vesting of restricted stock, the Company will use treasury stock or issue new common stock.
During 2015, the Company had two equity plans available for issuance of equity compensation instruments, including restricted shares of Company common stock and options to purchase Company common stock, the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2015 Performance and Equity Incentive Plan (the “2015 Plan”).  Upon adoption of the 2015 Plan, the remaining shares available for awards under the 2009 Plan were included in the 1.5 million shares approved under the 2015 Plan.  As of December 31, 2015, 1.5 million shares were available under the 2015 Plan.  Stock options previously granted under the 2009 Plan are still outstanding and to the extent that such options are exercised prior to their expiration, shares will be issued under the 2009 Plan.
Total stock-based compensation recorded in Corporate expense, net, on the Consolidated Statements of Operations for the three years ended December 31, 2015 is as follows:

	2015	2014	2013
Stock compensation expense before tax benefit	$150	$210	$247
Income tax benefit	(58)	(81)	(95)
	$92	$129	$152

F 33

The following table sets forth the summary of option activity outstanding under the stock option program for 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2014	99,775	$54.15	1.9	—
Forfeited or expired	—	—	—	—
Balance at December 31, 2015	99,775	$54.15	0.9	—
Vested or expected to vest at December 31, 2015	99,775	$54.15	0.9	—
Exercisable at December 31, 2015	99,775	$54.15	0.9	—
As of December 31, 2015 the Company did not have any unvested restricted stock units outstanding and did not issue any restricted stock units under either the 2009 Plan or 2015 Plan. The weighted average grant date fair value of restricted stock units during 2015, 2014 and 2013 were $15.53, $21.59 and $20.49, respectively. The total fair values of restricted stock units and stock options which vested were zero during 2015 and 2014 and $0.5 million during 2013. In 2015, the Company granted less than 0.1 million of vested restricted stock awards granted to certain of the Company’s directors as fees for services rendered under the 2009 Plan.

18. Employee Benefit Plans
The Company previously sponsored a cash balance defined benefit pension plan that covered substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Pension Plan. The Pension Plan was frozen in March 2013 pending regulatory approvals, which were received in August 2014. As of December 31, 2014, the Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to the Company’s 401(k) Plan to pay additional future benefits to current and future 401(k) plan participants over a period of up to seven years. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to the Company in December 2014. As a result of the Pension Plan termination, the Company had no prepaid pension asset or accumulated benefit obligation at December 31, 2015 and 2014.
There were no pension charges in 2015. During 2014, the Company recorded a total of $13.5 million in Pension charges on the Company’s Consolidated Statements of Operations, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax.
During 2013, the Company incurred settlement losses of $0.7 million related to cash distributions made to certain participants.

F 34

Obligations and Funded Status
Change in projected benefit obligation and plan assets:

2014
Projected benefit obligation, beginning of year	$23,531
Interest cost	625
Actuarial loss	2,245
Benefits paid	(95)
Settlements	(26,306)
Projected benefit obligation, end of year	$—

Fair value of assets, beginning of year	$58,648
Actual return on assets	14
Benefits and expenses paid	(595)
Settlements	(26,306)
Assets contributed to 401(k) Plan	(7,940)
Assets reverted to the Company	(23,821)
Fair value of assets, end of year	$—

Funded status at end of year	$—

Ratio of plan assets to projected benefit obligation	—%

F 35

A summary of the net periodic pension cost and other amounts recognized in other comprehensive income (loss) are as follows:

	2014	2013
Service cost	$—	$225
Interest cost	625	653
Expected return on assets	550	(443)
Amortization of loss	465	326
Settlement charges	7,107	739
Net periodic pension cost	$8,747	$1,500

Other changes in plan assets and obligations recognized in Other comprehensive income:
Gain	(5,392)	(3,260)
Total other comprehensive income	(5,392)	(3,260)
Total net periodic pension cost and other comprehensive income (loss)	$3,355	$(1,760)

As of December 31, 2015 and 2014 there were no actuarial loss amounts not yet reflected in net periodic pension cost and included in Accumulated other comprehensive loss as they were recognized in net periodic cost during 2014 due to the final settlement of the Pension Plan in 2014. As of December 31, 2013, actuarial loss amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive loss were $5.4 million. In 2014, pension charges on the Consolidated Statements of Operations include $4.8 million of excise tax.
Assumptions

Assumptions used to develop net periodic pension cost:

	2014	2013
Discount rate	3.75%	4.37%
Expected long-term rate on plan assets	—%	—%
Rate of compensation increase	N/A	N/A

F 36

The Pension Plan was terminated in 2014. Prior to that, to develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. This resulted in the selection of the 0.00% assumption in 2013. Early in 2014, the Pension Plan transferred the majority of its investments held in plan assets to U.S. Treasury securities to maintain the Pension Plan asset balance, which resulted in the selection of a minimal expected long-term rate on plan assets as the U.S. Treasury securities in 2014 and 2013.
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
As part of the 2014 Pension Plan termination, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company expects to use the $7.9 million, including any income earned on the assets held in the suspense account, for Company contributions under the Company’s 401(k) Plan within the next six years. At December 31, 2015 and December 31, 2014, the fair values of these assets were recorded in Restricted investments on the Company’s Consolidated Balance Sheets and were $7.1 million and $7.9 million, respectively.

F 37

The Company retains the risks and rewards of ownership of the assets held in the suspense account since they have not been allocated to participants as of December 31, 2015; therefore, the $7.1 million of unallocated assets held in the suspense account are recorded on the Company’s Consolidated Balance Sheet as Restricted investments. The Company will record expense for the fair value of the assets at the time the assets are allocated to participants.

During 2015, the Company recorded an expense of $1.0 million for the fair value of the assets that were allocated to participants. Any gains and losses on unallocated assets are reflected in the Company’s Consolidated Statements of Operations and were a $0.1 million gain for 2015. In addition, the Company expects to record additional expenses of approximately $7.1 million as the assets in our 401(k) Plan are allocated to participants over the next six years. Refer to Note 8, Financial Instruments and Fair Value Measurements.
As of December 31, 2015, the assets held in the suspense account were invested in the Guaranteed Income Fund. The Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees, and is categorized as a level 2 financial instrument. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 8, Financial Instruments and Fair Value Measurements for further information on the three-tier fair value hierarchy.

19. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, for the year ended December 31, 2015 and 2014:

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)
Other comprehensive income before reclassifications	—	3,428	3,428
Amounts reclassified from accumulated other comprehensive loss	—	(2,789)	(2,789)
Net current year other comprehensive income	—	639	639
Accumulated other comprehensive loss at December 31, 2015	$—	$(686)	$(686)

	Defined Benefit Pension Items	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2013	$(5,392)	$(2,125)	$(7,517)
Other comprehensive loss before reclassifications	(2,180)	(509)	(2,689)
Amounts reclassified from accumulated other comprehensive loss	7,572	1,309	8,881
Net current year other comprehensive income	5,392	800	6,192
Accumulated other comprehensive loss at December 31, 2014	$—	$(1,325)	$(1,325)

The following is a summary of the tax effects allocated to each component of other comprehensive income for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized gains on available-for-sale investments	$5,650	$(2,222)	$3,428
Less: reclassification adjustment for gains included in earnings	(5,311)	2,522	(2,789)
Net unrealized gains	339	300	639
Other comprehensive income	$339	$300	$639

F 38

The following is a summary of the tax effects allocated to each component of other comprehensive income for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized losses on available-for-sale investments	$(1,455)	$947	$(508)
Less: reclassification adjustment for other-than-temporary impairment losses included in earnings	1,295	(499)	796
Less: reclassification adjustment for losses included in earnings	833	(321)	512
Net unrealized gains	673	127	800

Defined benefit pension plan:
Settlement included in net periodic cost	7,107	—	7,107
Less: amortization of loss included in net periodic pension cost	465	—	465
Net periodic pension cost arising during period	7,572	—	7,572
Net loss arising during period	(2,180)	—	(2,180)
Defined benefit pension plan, net	5,392	—	5,392
Other comprehensive income	$6,065	$127	$6,192

20. Segment Information
The Company currently conducts primarily all of its business in the following five operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts, leisure and leasing operations and 4) forestry. The Company’s leasing operations segment currently meets the quantitative and qualitative factors as a reportable operating segment; therefore, the Company has changed its segment presentation to include leasing operations as an operating segment. Leasing operations were historically included with the Company’s resorts, leisure and leasing operating segment. All prior year segment information has been reclassified to conform to the 2015 presentation. The change in reporting segments had no effect on the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive (Loss) Income or Statements of Cash Flows for the periods presented.
The residential real estate segment generates revenues from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped lots. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resorts and leisure segment generates revenues and costs from the WaterColor Inn and Resort, vacation rental programs, management of The Pearl Hotel, four golf courses, marina operations and other related resort activities. The leasing segment generates revenues from retail and commercial leasing operations, including the Company’s consolidated joint venture at Pier Park North. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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

F 39

The accounting policies of the segments are the same as those described herein and in the Company’s Form 10-K. Total revenues represent sales to unaffiliated customers, as reported in the Company’s Consolidated Statements of Operations. All intercompany transactions have been eliminated.
Information by business segment is as follows:

	2015	2014	2013
OPERATING REVENUES:
Residential real estate (a)	$21,203	$61,444	$33,735
Commercial real estate	7,160	3,265	10,881
Resorts and leisure	54,488	48,414	46,424
Leasing operations	8,978	6,977	4,306
Forestry (b)	12,042	581,442	35,450
Other	—	331	460
Consolidated operating revenues	$103,871	$701,873	$131,256

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$544	$662	$863
Resorts and leisure	5,096	4,143	4,211
Leasing operations	3,118	2,685	2,126
Forestry	581	729	1,775
Other reportable segments	147	203	156
Consolidated depreciation, depletion and amortization	$9,486	$8,422	$9,131

INVESTMENT INCOME, NET
Residential real estate and other	$571	$994	$113
Corporate (c)	22,117	11,697	1,385
Consolidated investment income, net	$22,688	$12,691	$1,498

INTEREST EXPENSE
Residential real estate	$(1,174)	$(1,316)	$(1,999)
Commercial and other	(1,489)	(696)	(41)
Corporate (d)	(8,766)	(6,596)	—
Consolidated interest expense	$(11,429)	$(8,608)	$(2,040)

(LOSS) INCOME BEFORE EQUITY IN LOSS FROM UNCONSOLDIATED AFFILIATES AND INCOME TAXES:
Residential real estate (a)(e)	$(821)	$24,854	$4,087
Commercial real estate	126	(163)	3,298
Resorts and leisure (f)	1,819	1,559	(1,561)
Leasing operations	676	1,165	324
Forestry (b)	10,259	517,087	13,406
Corporate (c)(d)(g)	(13,222)	(22,681)	(15,109)
Consolidated (loss) income before equity in loss from unconsolidated affiliates and income taxes	$(1,163)	$521,821	$4,445

F 40

	2015	2014	2013
CAPITAL EXPENDITURES:
Residential real estate	$4,923	$4,981	$12,284
Commercial real estate	2,165	854	2,388
Resorts and leisure	2,526	2,198	3,517
Leasing operations	5,849	22,600	19,969
Forestry	1,366	1,537	3,678
Other	636	271	224
Total capital expenditures	$17,465	$32,441	$42,060

	December 31, 2015	December 31, 2014
TOTAL ASSETS:
Residential real estate	$109,791	$135,317
Commercial real estate	62,649	62,931
Resorts and leisure	75,441	79,021
Leasing operations	82,120	74,800
Forestry	20,244	20,521
Other	634,568	930,545
Total assets	$984,813	$1,303,135

(a)	Includes revenues of $43.6 million from the RiverTown Sale in 2014.
(b)	Includes revenues of $570.9 million from the AgReserves Sale in 2014.
(c)	Includes interest income of $8.2 million and $6.1 million from investments in special purpose entities in 2015 and 2014, respectively.
(d)	Includes interest expense of $8.8 million and $6.6 million from Senior Note issued by a special purpose entity in 2015 and 2014, respectively.
(e)	Includes impairment losses of $0.2 million in 2013.
(f)	Includes impairment losses of $4.9 million in 2013.
(g)	Includes pension charges of $13.5 million and $1.5 million in 2014 and 2013, respectively.
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

F 41

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial condition or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.
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
The Company’s former paper mill site in Gulf County and certain adjacent properties are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection. The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements and a final Site Rehabilitation Completion Order (SRCO) issued by the Florida Department of Environmental Protection (FDEP) has been received. The Company is in the process of assessing certain neighboring properties. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.
Other litigation, claims, other disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $2.5 million, including the $1.2 million accrual related to the SEC investigation discussed above, and $1.4 million at December 31, 2015 and 2014, respectively. Although the final resolution of the environmental litigation matters or governmental proceedings is not expected to have a material effect on the Company’s consolidated financial condition, it is possible that any final outcome could have a material impact on the results of operations or cash flows of the Company.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.

F 42

At December 31, 2015 and 2014, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $7.1 million and $8.3 million, respectively and standby letters of credit in the amount of $0.5 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At December 31, 2015, the Company has a total of $1.4 million in purchase obligations, of which $0.7 million are for 2016, $0.2 million are for 2017 and $0.5 million are for 2018.
In connection with the Refinanced Loan, the Company guaranteed the joint venture’s obligations under a short term $6.62 million letter of credit which is securing a portion of the joint venture’s obligations under the Refinanced Loan. See Note 9, Real Estate Joint Ventures for a further discussion or the Refinanced Loan.
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

22. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2015
Operating revenues	$21,104	$27,830	$37,846	$17,091
Operating (loss) income	$(3,861)	$(2,383)	$5,811	$(5,702)
Net (loss) income attributable to the Company	$(2,541)	$2,772	$(224)	$(1,738)
Basic and diluted (loss) income per share attributable to the Company	$(0.03)	$0.03	$—	$(0.02)
2014
Operating revenues	$15,676	$23,947	$68,164	$594,086
Operating (loss) income	$(15,946)	$(1,335)	$21,038	$509,493
Net (loss) income attributable to the Company	$(11,101)	$(50)	$14,609	$402,995
Basic and diluted (loss) income per share attributable to the Company	$(0.12)	$—	$0.16	$4.36

F 43

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(in thousands)

		Initial Cost to Company			Gross Amount at December 31, 2015
Description	Encumbrances	Land & Improvements	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition or Construction (1)	Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation Life (In Years)
Residential development	$3,016	$43,153	$—	$56,260	$99,413	$—	$99,413	$—	n/a	n/a
Commercial development	3,944	47,745	—	9,202	56,947	—	56,947	42	n/a	n/a
Resorts and leisure
WaterColor Inn	—	1,202	14,000	5,497	1,558	19,140	20,698	7,558	2002	10 - 40
Clubs and golf courses	—	38,447	24,053	(4,058)	34,863	23,579	58,442	24,868	2001 - 2007	10 - 25
Marinas	—	6,252	9,619	261	6,469	9,663	16,132	3,993	2006 - 2007	10 - 25
Other	—	—	32,925	(18,772)	—	14,154	14,154	6,246	2008 - 2009	10 - 30
Commercial leasing
Pier Park North	48,200	2,641	—	45,807	13,632	34,816	48,448	2,581	2014 - 2015	15 - 40
Towncenters	—	777	30,904	(12,166)	784	18,731	19,515	12,752	2001 - 2008	10 - 25
VentureCrossings	—	1,566	7,899	—	1,566	7,899	9,465	—	2012	10 - 25
Other	34	7,999	8,862	(7,176)	7,129	2,596	9,725	3,983	through 2011	10 - 25
Timberlands	—	6,494	1,872	10,976	7,201	12,142	19,343	2,046	n/a	n/a
Unimproved land	—	—	—	5,386	5,386	—	5,386	—	n/a	n/a
Total	$55,194	$156,276	$130,134	$91,217	$234,948	$142,720	$377,668	$64,069

(1)	Includes cumulative impairments.

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2015 for federal income tax purposes is approximately $535 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2015	2014	2013
Balance at beginning of the year	$379,944	$436,264	$418,197
Amounts capitalized	13,372	26,047	44,795
Impairments	—	—	(5,080)
Cost of real estate sold	(14,584)	(76,060)	(22,022)
Amounts retired or adjusted	(1,064)	(6,307)	374
Balance at the end of the year	$377,668	$379,944	$436,264

F 44

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	2015	2014	2013
Balance at beginning of the year	$58,132	$53,496	$49,772
Depreciation expense	6,689	6,170	6,547
Amounts retired or adjusted	(752)	(1,534)	(2,823)
Balance at the end of the year	$64,069	$58,132	$53,496

F 45

THE ST. JOE COMPANY
SCHEDULE IV (CONSOLIDATED) - MORTAGE LOANS ON REAL ESTATE
DECEMBER 31, 2015
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Seller financing	4%	August 2016	P&I (a)	—	$90	—
Various other seller financing	4.80% to 7.81%	October 2016 through November 2023	P&I (b)	—	480	—
Total (c)					$570

(a)
Principal is paid at the closing of each lot together with interest applicable to each lot. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(b)	Principal and interest is paid monthly.
(c)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2015	2014	2013
Balance at beginning of the year	$22,122	$5,354	$1,158
Additions during the year - new mortgage loans	—	19,600	5,854
Deductions during the year:
Collections of principal	21,552	2,832	1,363
Foreclosures	—	—	295
Balance at the end of the year	$570	$22,122	$5,354

F 46