Form 10-Q
period 2016-03-31
ST JOE CO
filed 2016-05-06
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of May 2, 2016, there were 74,333,907 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$311,738	$313,599
Cash and cash equivalents	201,325	212,773
Investments	193,537	191,240
Restricted investments	5,651	7,072
Notes receivable, net	2,491	2,555
Property and equipment, net of accumulated depreciation of $57.7 million and $57.1 million at March 31, 2016 and December 31, 2015, respectively	9,733	10,145
Claim settlement receivable	12,556	—
Other assets	33,540	36,573
Investments held by special purpose entities	208,414	208,785
Total assets	$978,985	$982,742
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$54,646	$54,474
Other liabilities	43,146	41,880
Deferred tax liabilities	37,919	36,847
Senior Notes held by special purpose entity	176,147	176,094
Total liabilities	311,858	309,295
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,332,565 issued at March 31, 2016 and December 31, 2015; and 74,333,907 and 75,329,557 outstanding at March 31, 2016 and December 31, 2015, respectively	892,387	892,387
Retained earnings	87,516	78,851
Accumulated other comprehensive loss	(740)	(686)
Treasury stock at cost, 17,998,658 and 17,003,008 held at March 31, 2016 and December 31, 2015, respectively	(320,109)	(305,289)
Total stockholders’ equity	659,054	665,263
Non-controlling interest	8,073	8,184
Total equity	667,127	673,447
Total liabilities and equity	$978,985	$982,742
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture, Artisan Park, L.L.C., Panama City Timber Finance Company, L.L.C. and Northwest Florida Timber Finance Company L.L.C as discussed in Note 1, Nature of Operations. Basis of Presentation. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the guarantees and covenants discussed in Note 10, Debt.

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$46,450	$46,156
Cash and cash equivalents	3,781	4,067
Other assets	11,239	12,853
Investments held by special purpose entities	208,414	208,785
Total assets	$269,884	$271,861
LIABILITIES
Debt	$47,512	$47,480
Other liabilities	2,193	4,416
Senior Notes held by special purpose entity	176,147	176,094
Total liabilities	$225,852	$227,990
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Real estate sales	$7,081	$5,437
Resorts and leisure revenues	8,751	7,803
Leasing revenues	2,361	2,045
Timber sales	2,061	1,806
Total revenues	20,254	17,091
Expenses:
Cost of real estate sales	1,765	3,137
Cost of resorts and leisure revenues	9,319	8,806
Cost of leasing revenues	750	634
Cost of timber sales	210	184
Other operating and corporate expenses	6,819	7,117
Depreciation, depletion and amortization	2,288	2,915
Total expenses	21,151	22,793
Operating loss	(897)	(5,702)
Other income (expense):
Investment income, net	2,730	5,212
Interest expense	(3,035)	(2,876)
Claim settlement	12,548	—
Other, net	452	577
Total other income	12,695	2,913
Income (loss) before income taxes	11,798	(2,789)
Income tax (expense) benefit	(3,244)	1,073
Net income (loss)	8,554	(1,716)
Net loss (income) attributable to non-controlling interest	111	(22)
Net income (loss) attributable to the Company	$8,665	$(1,738)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	74,809,010	92,302,636
Net income (loss) per share attributable to the Company	$0.12	$(0.02)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss):	$8,554	$(1,716)
Other comprehensive (loss) income, net of tax:
Available-for-sale investment items:
Net unrealized (loss) gains on available-for-sale investments	(88)	1,257
Total before income taxes	(88)	1,257
Income tax benefit (expense)	34	(484)
Total	(54)	773
Total other comprehensive (loss) income, net of tax	(54)	773
Total comprehensive income (loss), net of tax	$8,500	$(943)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Net income (loss)	—	—	8,665	—	—	(111)	8,554
Other comprehensive loss	—	—	—	(54)	—	—	(54)
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Balance at March 31, 2016	74,333,907	$892,387	$87,516	$(740)	$(320,109)	$8,073	$667,127

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$8,554	$(1,716)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	2,288	2,915
Deferred income tax expense	1,106	159
Cost of real estate sold	1,434	2,748
Expenditures for and acquisition of real estate to be sold	(1,249)	(2,213)
Deferred revenue	(160)	(64)
Accretion income and other	(365)	(658)
Changes in operating assets and liabilities:
Notes receivable	65	1,980
Claim settlement receivable	(12,548)	—
Other assets	1,004	(997)
Other liabilities	2,165	152
Income taxes receivable	2,137	(1,233)
Net cash provided by operating activities	4,431	1,073
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(277)	(1,716)
Purchases of property and equipment	(347)	(900)
Purchases of investments	(9,275)	—
Maturities of investments	—	125,000
Sales of investments	8,460	129,149
Maturities of assets held by special purpose entities	415	416
Net cash (used in) provided by investing activities	(1,024)	251,949
Cash flows from financing activities:
Repurchase of common shares	(14,820)	—
Borrowings on construction/refinanced loan in Pier Park joint venture	—	2,171
Principal payments for debt	(35)	—
Net cash (used in) provided by financing activities	(14,855)	2,171
Net (decrease) increase in cash and cash equivalents	(11,448)	255,193
Cash and cash equivalents at beginning of the period	212,773	34,515
Cash and cash equivalents at end of the period	$201,325	$289,708

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash paid during the period for:
Interest expense	$5,664	$4,864
Income taxes	$—	$—

Non-cash financing and investing activities:
Increase in Community Development District debt	$174	$671
Decrease in pledged treasury securities related to defeased debt	$—	$158
Expenditures for operating properties and property and equipment financed through accounts payable	$4	$4

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a real estate development, asset management, and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2015 balance sheet amounts have been derived from the Company’s December 31, 2015 audited consolidated financial statements. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net income (loss). Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016.
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs (see Note 9, Real Estate Joint Ventures) and VIEs involved in a 2014 real estate sale, as further described below.
The statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2015 annual financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Recently Adopted Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The Company adopted the new guidance as of January 1, 2016. The adoption of this guidance had no impact on the Company’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of cash flows or notes to the condensed financial statements.

Debt issuance costs
In April 2015, the FASB issued ASU 2015-03 that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. During the three months ended March 31, 2016, the Company adopted this ASU, which required retrospective application and resulted in the reclassification of debt issuance costs of $2.1 million from other assets to a reduction of $0.7 million in debt and a reduction of $1.4 million in Senior Notes held by special purpose entity in the Company’s condensed consolidated balance sheet as of December 31, 2015. Other than this change in presentation, this ASU did not have an impact on the Company’s condensed consolidated financial condition, results of operations or cash flows. See Note 10, Debt for more information.
Cloud computing costs
In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting For Fees Paid In A Cloud Computing Arrangement, which provides guidance for a customer’s accounting for cloud computing costs. This ASU is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2015. The adoption of this ASU had no impact on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued an ASU that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition and results of operations.
Leases
In February 2016, the FASB issued ASU 2016-02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The new guidance will be effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	March 31, 2016	December 31, 2015
Development property:
Residential real estate	$98,766	$99,413
Commercial real estate	56,652	56,587
Leasing operations	528	360
Forestry	2,639	2,681
Corporate	2,271	2,211
Total development property	160,856	161,252

Operating property:
Residential real estate	8,091	8,091
Resorts and leisure	109,525	109,425
Leasing operations	79,571	79,550
Forestry	19,234	19,300
Other	50	50
Total operating property	216,471	216,416
Less: Accumulated depreciation	65,589	64,069
Total operating property, net	150,882	152,347
Investment in real estate, net	$311,738	$313,599

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, utilities and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and utilities. Leasing development property primarily includes the land development and construction for the consolidated joint venture at Pier Park North. This leasing development property is being reclassified as operating property as tenants commence operations at Pier Park North.
Operating property includes property that the Company uses for operations and activities. The resorts and leisure operating property includes the WaterColor Inn, golf courses and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the consolidated joint venture at Pier Park North. Operating property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
The Company had no capitalized indirect development costs during the three months ended March 31, 2016 and less than $0.1 million during the three months ended March 31, 2015, primarily related to the consolidated joint venture at Pier Park North.

3. Impairment of Long Lived Assets
The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets include the Company’s investments in operating and development property and property and equipment. As part of the Company’s review for impairment of its long-lived assets, the Company reviews long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in the Company’s business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

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
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, and, therefore, the Company did not record any impairment charges during the three months ended March 31, 2016 and 2015.

4. Investments
Investments and restricted investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices and pricing data from external pricing services that use prices observed for recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive (loss) income. Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net. In addition, at March 31, 2016, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At March 31, 2016 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$184,930	$19	$—	$184,949
Corporate debt securities	9,546	11	1,117	8,440
Preferred stock	265	—	117	148
	194,741	30	1,234	193,537
Restricted investments:
Money market fund	5,651	—	—	5,651
	$200,392	$30	$1,234	$199,188

At December 31, 2015 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$184,819	$—	$79	$184,740
Corporate debt securities	7,273	—	981	6,292
Preferred stock	265	—	57	208
	192,357	—	1,117	191,240
Restricted investments:
Guaranteed income fund	7,072	—	—	7,072
	$199,429	$—	$1,117	$198,312

Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”), has served as an investment advisor to the Company since April 2013. As of March 31, 2016, funds managed by Fairholme Capital beneficially owned approximately 32.3% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital does not receive any compensation for services as the Company’s investment advisor.
Pursuant to the terms of the Company’s Investment Management Agreement with Fairholme Capital, as amended (the “Agreement”), Fairholme Capital agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities.
As of March 31, 2016, the investment account included $184.9 million of U.S. Treasury securities, $8.4 million of corporate debt securities and $0.2 million of preferred stock investments (all of which are classified within investments on the Company’s condensed consolidated balance sheets). The corporate debt securities and preferred stock are issued by Sears Holdings Corp or affiliates, and are non-investment grade.
During the three months ended March 31, 2016, there were no realized losses from the sale or maturity of available-for-sale securities and proceeds from the sale of available-for-sale securities were $8.5 million.
During the three months ended March 31, 2015, there were no realized losses from the sale of available-for-sale securities, proceeds from the sale of available-for-sale securities were $129.1 million and proceeds from the maturity of available-for-sale securities were $125.0 million.

As of March 31, 2016 and December 31, 2015, certain of the Company’s debt securities and preferred stock had unrealized losses of $1.2 million and $1.1 million, respectively, that were deemed temporary and included in accumulated other comprehensive loss. The following table provides the debt securities and preferred stock unrealized loss position and related fair values:

	As of March 31, 2016				As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$—	$—	$—	$—	$184,740	$79	$—	$—
Corporate debt securities	8,251	1,117	—	—	6,292	981	—	—
Preferred stock	148	117	—	—	208	57	—	—
	$8,399	$1,234	$—	$—	$191,240	$1,117	$—	$—

As of March 31, 2016 and December 31, 2015, the Company did not intend to sell the investments with unrealized losses and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity; therefore, the Company does not believe that its investment in the corporate debt securities was other-than-temporarily impaired at March 31, 2016 and December 31, 2015.
The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at March 31, 2016, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$184,930	$184,949
Due after one year through five years	9,448	8,359
Due after ten years through fifteen years	98	81
	194,476	193,389
Preferred stock	265	148
Restricted investments	5,651	5,651
	$200,392	$199,188

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
The financial instruments measured at fair value on a recurring basis at March 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$20,308	$—	$—	$20,308
Commercial paper	158,973	—	—	158,973
Debt securities:
U.S. Treasury securities	184,949	—	—	184,949
Corporate debt securities	—	8,440	—	8,440
Preferred stock	—	148	—	148
Restricted investments:
Money market fund	5,651	—	—	5,651
	$369,881	$8,588	$—	$378,469
The financial instruments measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,233	$—	$—	$18,233
Commercial paper	174,973	—	—	174,973
Debt securities:
U.S. Treasury securities	184,740	—	—	184,740
Corporate debt securities	—	6,292	—	6,292
Preferred stock	—	208	—	208
Restricted investments:
Guaranteed income fund	—	7,072	—	7,072
	$377,946	$13,572	$—	$391,518
Money market funds, U.S. Treasury securities and commercial paper are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
Corporate debt securities and preferred stock are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions for the corporate debt security and the preferred stock that the Company owns. Corporate debt securities and preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over the counter market where there is less trading activity. For these reasons, the Company has determined that the corporate debt securities and preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of December 31, 2015, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity, and a rate of return. The Prudential Guaranteed Income Fund is valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and are categorized as level 2 financial instruments. As of March 31, 2016 the assets were transferred to a Vanguard Money Market Fund, which invests in U.S. government securities and seeks to provide current income and preserve shareholders’ principal investment. The Vanguard Money Market Fund is measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15, Employee Benefit Plans.
Fair Value of Financial Instruments

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities is based on the present value of future cash flows at the current market rate.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2016			December 31, 2015
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$10,316	$13,257	3	$10,246	$13,333	3
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$8,414	$8,952	1	$8,785	$9,033	1
Liabilities
Senior Notes held by special purpose entity	$176,147	$208,525	3	$176,094	$178,035	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs, nor does the Company perform any service activity related to the SPEs. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2016 and December 31, 2015.
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $15.1 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024.

The Company has a beneficial or retained interest investment related to these SPEs of $10.3 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.4%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three months ended March 31, 2016 and 2015.

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions in 2007 and 2008.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration consisting of (i) cash, (ii) a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (“AgReserves SPE”) and (iii) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of AgReserves SPE, in favor of the Company. In 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC (“NFTF”), a bankruptcy-remote, qualified special purpose entity wholly-owned by the Company. NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. AgReserves SPE and NFTF are VIEs, which the Company consolidates as the primary beneficiary of each entity. The investments held by special purpose entities consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $8.1 million, and cash of $0.3 million. The Senior Notes issued by NFTF consist of $176.1 million net of the $3.9 million discount and debt issuance costs.
6. Notes Receivable, Net
Notes receivable, net consists of the following:

	March 31, 2016	December 31, 2015
Pier Park Community Development District notes, non-interest bearing, due December 2024, net of unamortized discount of $0.1 million, effective rates 5.73% — 8.0%	$1,986	$1,985
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2016	33	90
Various mortgage notes, secured by certain real estate, bearing interest at various rates	472	480
Total notes receivable, net	$2,491	$2,555
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

7. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010.  In exchange for this release, the Company will receive the amount of $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  Payment of the settlement amount is to be made pursuant to the following schedule: the amount of $5.0 million is to be paid in October of 2016 followed by payments of $2.7 million due in October of 2017, 2018 and 2019.  The Company also received a guaranty of payments from BP North America Corporation Inc. During the three months ended March 31, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2016. The discount is being accreted over the expected three and a half year term of the receivable using the effective interest method. Interest income during the period from March 24, 2016 through March 31, 2016 was less than $0.1 million.

8. Other Assets

Other assets consist of the following:

	March 31, 2016	December 31, 2015
Retained interest investments	$10,316	$10,246
Accounts receivable, net	4,575	4,382
Prepaid expenses	6,187	5,849
Straight line rent	3,741	3,732
Income tax receivable	138	2,275
Other assets	7,248	6,751
Accrued interest receivable for Senior Notes held by special purpose entity	1,335	3,338
Total other assets	$33,540	$36,573

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
Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2016 and December 31, 2015.
In October 2015, the Pier Park North joint venture refinanced a construction loan by entering into a $48.2 million loan (the “Refinanced Loan”), which is secured by a first lien on, and security interest in, a majority of the Pier Park North joint venture’s property and a $6.6 million short-term letter of credit. Additionally, in connection with this refinancing, each of the Pier Park North joint venture partners executed a limited guarantee in favor of the lender, based on their percentage ownership in the joint venture. See Note 10, Debt.

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
Unconsolidated Real Estate VIE
As of March 31, 2016, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$13,164	$13,760
Other assets	59	58
Total assets	$13,223	$13,818

Accounts payable and other liabilities	$1,381	$1,978
Equity(1)	11,842	11,840
Total liabilities and equity	$13,223	$13,818

(1) In 2008 the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of ALP’s change in accounting.
For the three months ended March 31, 2016 and 2015, ALP reported net income of less than $0.1 million and a net loss of $0.6 million, respectively.

10. Debt

Debt consists of the following at March 31, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$688	$47,512
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2031 - May 2039, bearing interest at 3.1% to 7.0% at March 31, 2016	7,134	—	7,134
Total debt	$55,334	$688	$54,646

Debt consists of the following at December 31, 2015:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$720	$47,480
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 - May 2039, bearing interest at 2.8% to 7.0% at December 31, 2015	6,994	—	6,994
Total debt	$55,194	$720	$54,474
The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings and upon breach of covenants in the security instrument.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $7.1 million and $7.0 million related to CDD assessments as of March 31, 2016 and December 31, 2015, respectively. The Company’s total outstanding CDD assessments were $22.5 million at both March 31, 2016 and December 31, 2015. The Company pays interest on the total outstanding CDD assessments.

The aggregate maturities of debt subsequent to March 31, 2016 are:

March 31, 2016
2016	$213
2017	988
2018	1,029
2019	1,071
2020	1,116
Thereafter	50,917
$55,334

11. Other Liabilities
Other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Accounts payable	$3,333	$2,585
Accrued compensation	1,802	3,366
Deferred revenue	14,998	15,222
Membership deposits	7,202	7,778
Advance deposits	8,233	3,574
Other accrued liabilities	6,866	6,505
Accrued interest expense for Senior Notes held by special purpose entity	712	2,850
Total other liabilities	$43,146	$41,880
Deferred revenue at March 31, 2016 and December 31, 2015 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell approximately 3,900 acres of rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.
Advance deposits consist of deposits received on hotel rooms and vacation rentals, are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax loss or income as a result of the following:

	Three Months Ended March 31,
	2016	2015
Tax expense (benefit) at the federal statutory rate	$4,168	$(982)
State income tax expense (benefit) (net of federal benefit)	417	(98)
Tax effect of timber at the federal statutory rate of 23.8%	(206)	—
Decrease in valuation allowance	(354)	(14)
Other	(781)	21
Total income tax expense (benefit)	$3,244	$(1,073)
As of March 31, 2016, the Company had no federal net operating loss carryforwards and had $319.0 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2015, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $6.0 million. During the three months ended March 31, 2016, the Company reversed $0.3 million of the valuation allowance that was recorded as of December 31, 2015. As of March 31, 2016, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.7 million for these deferred tax assets.

13. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, for the three months ended March 31, 2016 and 2015:

	Unrealized Losses on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2015	$(686)	$(686)
Other comprehensive loss	(54)	(54)
Accumulated other comprehensive loss at March 31, 2016	$(740)	$(740)

	Unrealized Gains and (Losses) on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2014	$(1,325)	$(1,325)
Other comprehensive income	773	773
Accumulated other comprehensive loss at March 31, 2015	$(552)	$(552)
Following is a summary of the tax effects allocated to each component of other comprehensive loss for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized losses on available-for-sale investments	$(88)	$34	$(54)

Following is a summary of the tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on available-for-sale investments	$1,257	$(484)	$773

14. Stock Repurchase Program
As of January 1, 2016, the Company had a total authority of $205.7 million available for purchase of shares of its common stock pursuant to its stock repurchase program (the “Stock Repurchase Program”). In the first quarter of 2016, the Company repurchased 995,650 shares of its common stock at an average purchase price of $14.88 per share, for an aggregate purchase price of $14.8 million, pursuant to its Stock Repurchase Program. As of March 31, 2016, the Company had a total authority of $190.9 million remaining available for purchase of shares under its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

15. Employee Benefit Plans
The Company maintains a 401(k) retirement plan covering substantially all officers and employees, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At March 31, 2016 and December 31, 2015, the fair values of these assets were recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $5.7 million and $7.1 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next five years. During the three months ended March 31, 2016 and 2015, the Company recorded an expense of $1.4 million and $0.9 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants during that period. In addition, any gains and losses on these assets are reflected in the Company’s condensed consolidated financial statements and were less than a $0.1 million gain for both the three months ended March 31, 2016 and 2015. Refer to Note 5, Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
	2016	2015
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$189	$2,257
Accretion income	464	621
Total net investment income from available-for-sale securities	653	2,878
Interest income from investments in special purpose entities	2,050	2,003
Interest accrued on notes receivable and other interest	27	331
Total investment income, net	2,730	5,212
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	(2,190)	(2,188)
Interest expense	(845)	(688)
Total interest expense	(3,035)	(2,876)
Claim settlement	12,548	—
Other income, net
Accretion income from retained interest investments	241	211
Hunting lease income	199	210
Other income, net	12	156
Other income, net	452	577

Total other income	$12,695	$2,913
Investment income, net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities.

    Interest income from investments in special purpose entities primarily includes interest accrued or received on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by NFTF.
Interest expense
Interest expense includes interest expense related to the Company’s CDD debt and the construction loan and Refinanced Loan in the Pier Park North joint venture. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by the special purpose entity, are amortized based on the effective interest method at an effective rate of 4.9%.
Claim settlement

Claim settlement during the three months ended March 31, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 7, Claim Settlement Receivable for further discussion.
Other income, net
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.4%. Hunting lease income is recognized as income over the term of the lease.

17. Segment Information
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing and 5) forestry.
The residential real estate segment generates revenues from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped lots. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenues and incurs costs from the WaterColor Inn and Resort, vacation rental programs, management of The Pearl Hotel, four golf courses, marina operations and other related resort activities. The leasing segment generates revenues and costs from retail and commercial leasing operations, including the Company’s consolidated joint venture at Pier Park North. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The Company uses income (loss) before income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Total revenues represent sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of operations. All intercompany transactions have been eliminated. The caption entitled “Other” consists of non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended March 31,
	2016	2015
Operating Revenues
Residential real estate	$6,988	$5,411
Commercial real estate	—	—
Resorts and leisure	8,751	7,803
Leasing operations	2,361	2,045
Forestry	2,121	1,806
Other	33	26
Total operating revenues	$20,254	$17,091

Income (loss) before income taxes:
Residential real estate	$3,357	$382
Commercial real estate	(600)	(604)
Resorts and leisure	(1,800)	(2,931)
Leasing operations	(43)	201
Forestry	1,854	1,637
Other	9,030	(1,474)
Total income (loss) before income taxes	$11,798	$(2,789)

	March 31, 2016	December 31, 2015
Total Assets:
Residential real estate	$109,456	$109,791
Commercial real estate	62,702	62,649
Resorts and leisure	74,611	75,441
Leasing operations	80,763	81,400
Forestry	20,085	20,244
Other	631,368	633,217
Total assets	$978,985	$982,742

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
The Company’s former paper mill site in Gulf County and certain adjacent properties are subject to various Consent Agreements and Brownfield Site Rehabilitation Agreements with the Florida Department of Environmental Protection (“FDEP”). The paper mill site has been rehabilitated by Smurfit-Stone Container Corporation in accordance with these agreements and a final Site Rehabilitation Completion Order (“SRCO”) issued by the FDEP has been received. The Company is in the process of assessing certain neighboring properties. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $2.5 million as of March 31, 2016 and December 31, 2015, including a $1.2 million accrual related to legal costs for the settled SEC investigation as of each such date. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including our timber assets.
At March 31, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively, and standby letters of credit in the amount of $0.5 million as of each such date, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At March 31, 2016, the Company has a total of $2.4 million in contractual obligations, of which $1.8 million are for the remainder of 2016, $0.2 million are for 2017 and $0.4 million are for 2018 and thereafter.
In connection with the Refinanced Loan, the Company guaranteed the joint venture’s obligations under a short term $6.6 million letter of credit which is securing a portion of the joint venture’s obligations under the Refinanced Loan. See Note 9, Real Estate Joint Ventures for a further discussion on the Refinanced Loan.
As part of the AgReserves Sale in 2014 and certain sales of timberlands in 2007 and 2008, the Company generated significant tax gains. The installment notes structure allowed the Company to defer the resulting tax liability of $61.8 million until 2022 - 2024 and $69.3 million until 2029, respectively, the maturity dates for the installment notes. The Company has a deferred tax liability related to the gains in connection with these sales.

19. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, other receivables, investments held by special purpose entities, and investments in retained interests. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2016, the Company had $184.9 million invested in U.S. Treasury securities and $8.4 million invested in one issuer of corporate debt securities that is non-investment grade. In addition, as of March 31, 2016, the Company had investments in short term commercial paper from eight issuers of $159.0 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
We are a real estate development, asset management and operating company with real estate assets currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, leasing operations or forestry operations on a limited basis. We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our real estate assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate. We may explore the sale of such assets opportunistically or when we believe that we can better deploy those resources.

Segments
We conduct primarily all of our business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Segment Operating Revenues
Residential real estate	34.5%	31.7%
Commercial real estate	—%	—%
Resorts and leisure	43.2%	45.7%
Leasing operations	11.7%	12.0%
Forestry	10.5%	10.6%
Other	0.1%	—%
Consolidated operating revenues	100.0%	100.0%

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

The Watersound Origins community is a residential community in South Walton County, Florida, with direct access to Lake Powell. The project has received government approval for approximately 1,074 single-family units with an additional multi-family component, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria, and the availability of capital resources to fund such development. The Watersound Origins community includes a six-hole golf course that is operated by our Resorts and Leisure segment.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The project has received government approval for 368 single family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund such development.

The SouthWood community is a large scale, mixed use community located in the southeastern section of Tallahassee. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund such development. SouthWood also includes an 18-hole golf course and club and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our Resorts and Leisure segment and a portion of the town center is leased and operated by our Leasing segment.

We have other residential communities, such as the WaterColor, WaterSound Beach, and WaterSound West Beach communities in addition to other communities that are substantially developed. The remaining developed and available homesites in these communities are available for sale.

The Bay-Walton Sector Plan was officially adopted by Bay County and Walton County in May 2015 and was found in compliance with state law and is therefore in effect as of June 2015. The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial uses on approximately 110,500 acres of our land holdings.  We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market.  We believe that there is a growing retirement demographic and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. As is true with all of our projects, what will actually be developed will be a function of more detailed planning, analysis, and market conditions, which will occur over time.

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

As part of the April 2014 RiverTown real estate sale, the buyer, Mattamy, is obligated to pay impact fees. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees will be based on a variety of factors outside our control.

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

WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Revenues generated for our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenues from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenues. The vacation rental business also incurs expenses from standard lodging personnel, such as front desk, reservations and marketing.

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

Leasing Operations
Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North and our industrial park, VentureCrossings, and incur expenses primarily from maintenance and management of these properties and personnel costs. Our Pier Park North joint venture also incurs interest and financing expenses related to its loan as described in Note 9, Real Estate Joint Ventures.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies during the first three months of 2016, however we cannot assure you that these policies will not change in the future.

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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Real estate sales	$7.1	$5.4
Resorts and leisure revenues	8.7	7.8
Leasing revenues	2.4	2.1
Timber sales	2.1	1.8
Total	20.3	17.1
Expenses:
Cost of real estate sales	1.8	3.1
Cost of resorts and leisure revenues	9.3	8.8
Cost of leasing revenues	0.8	0.7
Cost of timber sales	0.2	0.2
Other operating and corporate expenses	6.8	7.1
Depreciation, depletion and amortization	2.3	2.9
Total expenses	21.2	22.8
Operating loss	(0.9)	(5.7)
Other income (expense):
Investment income, net	2.7	5.2
Interest expense	(3.0)	(2.9)
Claim settlement	12.5	—
Other, net	0.5	0.6
Total other income	12.7	2.9
Income (loss) before income taxes	11.8	(2.8)
Income tax (expense) benefit	(3.2)	1.1
Net income (loss)	$8.6	$(1.7)

Real Estate Sales and Gross Profit.

	Three Months Ended March 31,
	2016	% (1)	2015	% (1)
	Dollars in millions
Revenues:
Residential real estate sales	$7.0	98.6%	$5.4	100.0%
Other rural land sales	0.1	1.4%	—	—%
Real estate sales	$7.1	100.0%	$5.4	100.0%

Gross profit:
Residential real estate sales	$5.2	74.3%	$2.3	42.6%
Other rural land sales	0.1	100.0%	—	—%
Gross profit	$5.3	74.6%	$2.3	42.6%

(1)	Calculated percentage of total real estate sales and the respective gross profit percentage.

Real Estate Sales. During the three months ended March 31, 2016, residential real estate sales increased $1.6 million or 29.6% as compared to the same period in 2015, primarily due to a $3.4 million unimproved land sale and the mix of homesites sold in our primary home communities, partially offset by a reduction in sales in our resort home communities due to lower homesite availability. During the three months ended March 31, 2016 and March 31, 2015, there were no commercial real estate sales.

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

During 2016, we sold approximately 94 acres of rural and timber land for $0.1 million. Revenues from rural land and commercial real estate can vary drastically from period to period.

Real Estate Sales Gross Profit. During the three months ended March 31, 2016, gross profit was $5.3 million, or 74.6%, as compared to $2.3 million or 42.6% during the same period in 2015. During the three months ended March 31, 2016, the $3.4 million unimproved land sale had a gross profit of $3.3 million due to a low historical basis and residential real estate gross margins increased due to the mix of sales from different communities. Our gross profit margin can vary significantly from period to period depending on the type of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
Resorts and Leisure Revenues and Gross Deficit.

	Three Months Ended March 31,
	2016	2015
	Dollars in millions
Resorts and leisure revenues	$8.7	$7.8
Gross deficit	$(0.6)	$(1.0)
Gross margin	(6.9)%	(12.8)%

Resorts and leisure revenues increased $0.9 million, or 11.5%, during the three months ended March 31, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental programs, along with an increase in the vacation rental program room nights rented. In addition, we have experienced an increase in vacation rental homes occupied of 7.5% as compared to the same period in 2015. Revenues from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Resorts and leisure had a gross deficit margin during the three months ended March 31, 2016 and March 31, 2015, due to the seasonality of these revenues and related fixed costs. Our gross deficit margin has decreased during the three months ended March 31, 2016, primarily due to the continued increase in club memberships, higher average lodging rates and ancillary revenues as compared to the same period in 2015.
Leasing Revenues and Gross Profit.

	Three Months Ended March 31,
	2016	2015
	Dollars in millions
Leasing revenues	$2.4	$2.1
Gross profit	$1.6	$1.4
Gross margin	66.7%	66.7%

Leasing revenues increased $0.3 million, or approximately 14.3%, during the three months ended March 31, 2016, as compared to the same period in 2015. The increase in revenues is primarily due to the commencement of revenues from new store openings in our Pier Park North joint venture.
Timber Sales and Gross Profit.

	Three Months Ended March 31,
	2016	2015
	Dollars in millions
Timber sales	$2.1	$1.8
Gross profit	$1.9	$1.6
Gross margin	90.5%	88.9%

Timber sales increased $0.3 million, or 16.7%, during the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to an increase in the amount of tons sold. Tons sold were 106,000 during the three months ended March 31, 2016, as compared to tons sold of 96,000 during the three months ended March 31, 2015.
Other operating and corporate expenses. Other operating and corporate expenses decreased by $0.3 million, or 4.2%, during the three months ended March 31, 2016, as compared to the same period in 2015. For the three months ended March 31, 2016 and 2015, other operating and corporate expenses included expenses related to the 401(k) plan contribution of $1.4 million and $0.9 million, respectively. The decrease in other operating and corporate expenses, net of the increase in the 401(k) plan contribution, was $0.8 million or 12.8% during the three months ended March 31, 2016, as compared to the same period in 2015.

Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) interest income earned on the time deposit held by the Buyer SPE and (iv) interest earned on mortgage notes receivable.

	Three Months Ended March 31,
	2016	2015
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$0.2	$2.3
Accretion income	0.5	0.6
Total net investment income from available-for-sale securities	0.7	2.9
Interest income from investments in special purpose entities	2.0	2.0
Interest accrued on notes receivable	—	0.3
Total investment income, net	$2.7	$5.2

Investment income, net decreased $2.5 million during the three months ended March 31, 2016, as compared to the same period in 2015, due to a decrease of $2.2 million from our available-for-sale securities. As of March 31, 2016 and 2015, the investments balance was $193.5 million and $385.4 million, respectively. As of March 31, 2016 and 2015, the balance of commercial paper included within cash and cash equivalents was $159.0 million and $248.4 million, respectively. The decrease in commercial paper and investments from March 31, 2015 to March 31, 2016 primarily related to the repurchase of common stock during 2015 and 2016.

Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan and Refinanced Loan for our consolidated Pier Park North joint venture.

	Three Months Ended March 31,
	2016	2015
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2
Interest expense	0.8	0.7
Total interest expense	$3.0	$2.9

Claim settlement. Claim settlement consists of $12.5 million for the three months ended March 31, 2016 due to a settlement related to the Deepwater Horizon oil spill.

Income tax expense/benefit. We recorded income tax expense of $3.2 million during the three months ended March 31, 2016, as compared to tax benefit of $1.1 million during the same period in 2015. Our effective tax rate was 27.2% for the three months ended March 31, 2016, as compared to (38.5)% during the same period in 2015.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Real estate sales	$6.5	$5.2
Other revenues	0.5	0.2
Total revenues	7.0	5.4
Expenses:
Cost of real estate sales and other revenues	1.8	3.1
Other operating expenses	1.4	1.8
Depreciation and amortization	0.1	0.2
Total expenses	3.3	5.1
Operating income	3.7	0.3
Other (expense) income	(0.3)	0.1
Net income before income taxes	$3.4	$0.4

Real estate sales include sales of homes, homesites, and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). Other operating expenses include non-recurring expenses related to planning of the Bay-Walton Sector Plan. Other revenues include brokerage fees, marketing fees and impact fee credits sold.

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Three Months Ended March 31, 2016					Three Months Ended March 31, 2015
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin
	(Dollars in millions)
Resort homesites	3	$1.0	$0.4	$0.6	60.0%	7	$2.9	$1.2	$1.7	58.6%
Resort home	—	—	—	—	—%	1	0.8	0.8	—	—%
Primary homesites	19	2.1	1.0	1.1	52.4%	49	1.5	0.9	0.6	40.0%
Land sale	N/A	3.4	0.1	3.3	97.1%	N/A	—	—	—	—%
Total	22	$6.5	$1.5	$5.0	76.9%	57	$5.2	$2.9	$2.3	44.2%

Resort homesites and resort home. Revenues from resort homesite sales decreased $1.9 million, or 65.5%, during the three months ended March 31, 2016, as compared to the same period in 2015, as we continue to reduce the number of resort homesites we have available for sale. Gross profit margins increased to 60.0% during the three months ended March 31, 2016, as compared to 58.6% during the same period in 2015, primarily due to the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

Primary homesites. Revenues from primary homesite sales increased $0.6 million or 40.0% during the three months ended March 31, 2016, as compared to the same period in 2015, due to the timing of sales in our Watersound Origins, Breakfast Point, and Southwood communities. Gross profit margin increased to 52.4% during the three months ended March 31, 2016, as compared to 40.0% during the same period in 2015, primarily due to price increases and the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.

Land sales. During the three months ended March 31, 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $0.4 million during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to decreases in personnel costs.
During the three months ended March 31, 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
For the three months ended March 31, 2016, other expense primarily consists of interest expense on our CDD assessments, partially offset by interest earned on our mortgage notes receivable. For the three months ended March 31, 2015, other income primarily consists of interest earned on our mortgage notes receivable, partially offset by interest expense on our CDD assessments.

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

The table below sets forth the results of operations of our commercial real estate segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Real estate sales	$—	$—
Expenses:
Cost of real estate sales	—	—
Other operating expenses	0.6	0.6
Total expenses	0.6	0.6
Operating loss	(0.6)	(0.6)
Other expense	—	—
Net loss before income taxes	$(0.6)	$(0.6)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses. During the three months ended March 31, 2016 and March 31, 2015, there were no commercial real estate sales. However, we expect to have limited activity during the second half of 2016.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes recurring revenues from our resorts and leisure operations. Resorts and leisure revenues and cost of resorts and leisure revenues include results of operations from the WaterColor Inn and vacation rental programs, four golf courses, marina operations, other management services, including management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Resorts and leisure revenues	$8.7	$7.8
Expenses:
Cost of resorts and leisure revenues	9.3	8.8
Other operating expenses	0.1	0.1
Depreciation	1.1	1.8
Total expenses	10.5	10.7
Net loss before income taxes	$(1.8)	$(2.9)
The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenues	Gross (Deficit) Profit	Gross Margin	Revenues	Gross (Deficit) Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$5.7	$(0.6)	(10.5)%	$5.0	$(1.0)	(20.0)%
Clubs	2.6	(0.1)	(3.8)%	2.3	(0.1)	(4.3)%
Marinas	0.4	0.1	25.0%	0.5	0.1	20.0%
Total	$8.7	$(0.6)	(6.9)%	$7.8	$(1.0)	(12.8)%
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues from resorts, vacation rentals and other management services increased $0.7 million, or 14.0%, during the three months ended March 31, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in our vacation rental program and the timing of Spring Break with the Easter holiday in the first quarter. Vacation rentals experienced an increase in room nights rented and higher average rates. This resulted in an increase in vacation rental homes occupied as compared to the same period in 2015. Revenues from our clubs increased $0.3 million, or 13.0% during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to a continued increase in total members, growth in rounds played at the golf courses by non-members, including our resort guests, and a strong showing by our food and beverage component at the clubs, which experienced increased weddings and special events as compared to the same period in 2015.
Our gross margin has increased during the three months ended March 31, 2016, primarily due to additional homes and occupancy in our vacation rental business, lower costs and increased membership revenues in 2016 as compared to the same period in 2015.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Leasing Operations
Our leasing operations segment includes recurring revenues from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North.
The table below sets forth the results of operations of our leasing operations segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Leasing revenues	$2.4	$2.1
Expenses:
Cost of leasing revenues	0.8	0.7
Other operating expenses	0.3	0.2
Depreciation	0.8	0.8
Total expenses	1.9	1.7
Operating income	0.5	0.4
Other expense	(0.5)	(0.2)
Net income before income taxes	$—	$0.2
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Revenues from leasing operations increased $0.3 million, or 14.3%, during the three months ended March 31, 2016, as compared to the same period in 2015. The increase in revenues is primarily attributable to an increase in revenues from leases in our Pier Park North joint venture.
Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses.
Other expense increased $0.3 million for the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to interest expense from the Pier Park North joint venture Refinanced Loan.
During the three months ended March 31, 2016, we capitalized no indirect development costs related to Pier Park North and less than $0.1 million during the three months ended March 31, 2015.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
	In millions
Revenues:
Timber sales	$2.1	$1.8
Real estate sales - Other rural land sales	0.1	—
Total revenues	2.2	1.8
Expenses:
Cost of timber sales	0.2	0.2
Other operating expenses	0.2	0.1
Depreciation and depletion	0.2	0.2
Total expenses	0.6	0.5
Operating income	1.6	1.3
Other income	0.3	0.3
Net income before income taxes	$1.9	$1.6
The total tons sold and relative percentage of total tons sold by major type of timber sale for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016		2015
Pine pulpwood	74,000	69.8%	58,000	60.4%
Pine sawtimber	25,000	23.6%	27,000	28.1%
Pine grade logs	5,000	4.7%	9,000	9.4%
Other	2,000	1.9%	2,000	2.1%
Total	106,000	100.0%	96,000	100.0%

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues from timber sales increased by approximately $0.3 million or 16.7% during the three months ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in prices and the amount of tons sold. Gross margin increased during three months ended March 31, 2016, to 90.5%, as compared to 88.9% during the same period in 2015.

During the three months ended March 31, 2016, we sold approximately 94 acres of rural and timber land for $0.1 million. Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of March 31, 2016, we had cash and cash equivalents of $201.3 million, compared to $212.8 million as of December 31, 2015. Our cash and cash equivalents at March 31, 2016 includes commercial paper of $159.0 million and $20.3 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2016, we had investments in U.S. Treasuries of $184.9 million, investments in corporate debt securities of $8.4 million and preferred stock investments of $0.2 million as compared to investments in U.S. Treasuries of $184.7 million, investments in corporate debt securities of $6.3 million and preferred stock investments of $0.2 million as of December 31, 2015. The corporate debt securities and preferred stock are issued by Sears Holdings Corp or affiliates, and are non-investment grade.
Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”) has served as our investment advisor since April 2013. Fairholme Capital receives no compensation for services to us. As of March 31, 2016, the funds managed by Fairholme Capital beneficially owned approximately 32.3% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.
Pursuant to the terms of the Investment Management Agreement with Fairholme Capital, as amended (the “Agreement”), Fairholme Capital agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) at least 50% of the investment account be held in cash or cash equivalents, as defined in the Agreement, (ii) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (iii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. The investment account may not be invested in common stock securities.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures and principal and interest payments on our long term debt for the next twelve months.
During the three months ended March 31, 2016, we incurred a total of $1.9 million for capital expenditures, which includes $0.3 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $0.9 million related to the development of our residential and commercial real estate projects, $0.3 million related primarily to our resorts and leisure segment, and $0.4 million related primarily to our forestry and other segments.
Our remaining budgeted capital expenditures for 2016 are estimated to be $21.3 million, which includes $16.6 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $0.4 million for our commercial leasing segment, $3.0 for our resorts and leisure segment, and $1.3 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures.
In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings and upon breach of covenants in the security instrument. See Note 9, Real Estate Joint Ventures.

CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $7.1 million related to CDD debt as of March 31, 2016. Our total outstanding CDD assessments were $22.5 million at March 31, 2016, which was comprised of $18.5 million at SouthWood, $3.1 million at the existing Pier Park retail center, $0.7 million at Wild Heron, $0.1 million at Rivercrest and less than $0.1 million at NatureWalk.
As of January 1, 2016, we had a total authority of $205.7 million available for purchase of shares of our common stock pursuant to our Stock Repurchase Program. In the first quarter of 2016, we repurchased 995,650 shares of our common stock at an average stock price of $14.88 per share, for an aggregate purchase price of $14.8 million pursuant to our Stock Repurchase Program. As of March 31, 2016, we had a total authority of $190.9 million remaining available for purchase of shares under our Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash provided by operating activities	$4.4	$1.1
Net cash (used in) provided by investing activities	(1.0)	251.9
Net cash (used in) provided by financing activities	(14.9)	2.2
Net (decrease) increase in cash and cash equivalents	(11.5)	255.2
Cash and cash equivalents at beginning of the period	212.8	34.5
Cash and cash equivalents at end of the period	$201.3	$289.7
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $4.4 million during the three months ended March 31, 2016, as compared to $1.1 million during the same period in 2015.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the three months ended March 31, 2016, cash flows used in investing activities were $1.0 million, which includes our total net sales, maturities and purchases of investments of $0.4 million. During the three months ended March 31, 2015, cash flows provided by investing activities were $251.9 million, which includes our total net sales, maturities and purchases of investments of $254.6 million.
During the three months ended March 31, 2016, capital expenditures incurred by our Pier Park North joint venture were $0.3 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $0.3 million, which were primarily for our resorts and leisure segment. During the three months ended March 31, 2015, capital expenditures incurred by our Pier Park North joint venture were $1.7 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $0.9 million, which were primarily for our resorts and leisure segment.

Cash Flows from Financing Activities
Net cash used in financing activities was $14.9 million during the three months ended March 31, 2016 compared to net cash provided by financing activities of $2.2 million for the three months ended March 31, 2015, primarily a result of the repurchase of common stock in 2016, compared to borrowings on the Pier Park North construction loan in 2015. During the three months ended March 31, 2016, $14.8 million was used for the repurchase of our common stock.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North joint venture’s property and a short term $6.6 million letter of credit. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 9, Real Estate Joint Ventures.

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

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.3 million for all installment notes monetized through March 31, 2016. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three months ended March 31, 2016.

At March 31, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively and standby letters of credit in the amount of $0.5 million as of each such date, which may potentially result in liability to the Company if certain obligations of the Company are not met.

Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2016.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy and our intent to seek higher and better uses for our real estate assets;

•	our beliefs regarding growth in the retirement demographic and the strategic opportunities provided to us by such growing retirement demographic;

•	our expectations regarding the wide range of residential and commercial uses of our Bay-Walton Sector Plan land holdings, including to serve the active adult retirement market;

•
our beliefs concerning the volatility in the consistency and pace of our residential real estate sales, the type of buyers interested in our residential real estate, and the mix of homesites that will be available for sale and the related effect on our gross profit margins;

•	our expectations regarding levels of commercial real estate sales activity during the second half of 2016;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures, and principal and interest payments on our long term debt;

•	our estimates and assumptions regarding the installment notes and the Timber Note;

•	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations; and

•	our expectations regarding the sufficiency of the Pension Plan’s surplus assets to fund future benefits to 401(k) Plan participants.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2015, and subsequent, Form 10-Qs and other current reports, and the following:

•	any changes in our strategic objectives and our ability to successfully implement such strategic objectives;

•
any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of recently granted entitlements;

•	significant decreases in the market value of our investments in securities or any other investments;

•	our ability to capitalize on strategic opportunities presented by a growing retirement demographic;

•	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate, including our Bay-Walton Sector holdings;

•	changes in our customer base and the mix of homesites available for sale in our residential real estate;

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

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

•
the sufficiency of our current cash position, anticipated cash flows from cash equivalents and short term investments and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note; and

•	the performance of the surplus assets in the Pension Plan may not be what we expected.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.5 million in the market value of our available-for-sale securities as of March 31, 2016. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2016 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 18, Commitments and Contingencies, for further discussion.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on our repurchases of common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				In Millions
January 1-31, 2016	13,800	$14.99	13,800	$205.5
February 1-29, 2016	981,850	14.87	981,850	190.9
March 1-31, 2016	—	—	—	—
Total	995,650	$14.88	995,650	$190.9

(1)	As of December 31, 2015, we had a total of $205.7 million available for purchase of shares under our Stock Repurchase Program. The Stock Repurchase Program has no expiration date.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*31.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	May 5, 2016	/s/ Jorge Gonzalez
Jorge Gonzalez
President and Chief Executive Officer

Date:	May 5, 2016	/s/ Marek Bakun
Marek Bakun
Chief Financial Officer