Form 10-Q
period 2016-06-30
ST JOE CO
filed 2016-08-03
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 1-10466

The St. Joe Company
(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 South Watersound Parkway Watersound, Florida	32461
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of August 1, 2016, there were 74,342,826 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$310,242	$313,599
Cash and cash equivalents	183,483	212,773
Investments	216,270	191,240
Restricted investments	5,653	7,072
Notes receivable, net	2,398	2,555
Property and equipment, net of accumulated depreciation of $57.8 million and $57.1 million at June 30, 2016 and December 31, 2015, respectively	9,414	10,145
Claim settlement receivable	12,651	—
Other assets	35,867	36,573
Investments held by special purpose entities	208,462	208,785
Total assets	$984,440	$982,742
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$54,206	$54,474
Other liabilities	47,719	41,880
Deferred tax liabilities	37,498	36,847
Senior Notes held by special purpose entity	176,201	176,094
Total liabilities	315,624	309,295
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 92,341,484 and 92,332,565 issued at June 30, 2016 and December 31, 2015, respectively; and 74,342,826 and 75,329,557 outstanding at June 30, 2016 and December 31, 2015, respectively	892,443	892,387
Retained earnings	89,325	78,851
Accumulated other comprehensive loss	(685)	(686)
Treasury stock at cost, 17,998,658 and 17,003,008 held at June 30, 2016 and December 31, 2015, respectively	(320,109)	(305,289)
Total stockholders’ equity	660,974	665,263
Non-controlling interest	7,842	8,184
Total equity	668,816	673,447
Total liabilities and equity	$984,440	$982,742
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

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$46,276	$46,156
Cash and cash equivalents	3,600	4,067
Other assets	12,477	12,853
Investments held by special purpose entities	208,462	208,785
Total assets	$270,815	$271,861
LIABILITIES
Debt	$47,538	$47,480
Other liabilities	4,374	4,416
Senior Notes held by special purpose entity	176,201	176,094
Total liabilities	$228,113	$227,990
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Real estate sales	$6,744	$14,019	$13,825	$19,456
Resorts and leisure revenues	19,793	19,318	28,544	27,121
Leasing revenues	2,321	2,167	4,682	4,212
Timber sales	693	2,342	2,754	4,148
Total revenues	29,551	37,846	49,805	54,937
Expenses:
Cost of real estate sales	2,975	6,588	4,739	9,723
Cost of resorts and leisure revenues	15,645	14,694	24,964	23,500
Cost of leasing revenues	759	628	1,509	1,262
Cost of timber sales	203	258	413	442
Other operating and corporate expenses	5,725	7,732	12,543	14,849
Depreciation, depletion and amortization	2,101	2,135	4,390	5,050
Total expenses	27,408	32,035	48,558	54,826
Operating income	2,143	5,811	1,247	111
Other income (expense):
Investment income, net	2,959	5,438	5,689	10,651
Interest expense	(3,145)	(2,645)	(6,180)	(5,522)
Claim settlement	—	—	12,548	—
Other, net	601	(7,013)	1,050	(6,436)
Total other income (expense)	415	(4,220)	13,107	(1,307)
Income (loss) before income taxes	2,558	1,591	14,354	(1,196)
Income tax expense	(978)	(1,862)	(4,222)	(790)
Net income (loss)	1,580	(271)	10,132	(1,986)
Net loss attributable to non-controlling interest	230	47	342	25
Net income (loss) attributable to the Company	$1,810	$(224)	$10,474	$(1,961)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	74,338,023	92,302,636	74,573,517	92,297,467
Net income (loss) per share attributable to the Company	$0.02	$(0.00)	$0.14	$(0.02)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss):	$1,580	$(271)	$10,132	$(1,986)
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized gains on available-for-sale investments	90	1,989	2	3,246
Total before income taxes	90	1,989	2	3,246
Income tax expense	(35)	(789)	(1)	(1,273)
Total	55	1,200	1	1,973
Total other comprehensive income, net of tax	55	1,200	1	1,973
Total comprehensive income (loss), net of tax	$1,635	$929	$10,133	$(13)
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Net income (loss)	—	—	10,474	—	—	(342)	10,132
Other comprehensive income	—	—	—	1	—	—	1
Issuance of common stock for director’s fees	8,919	56	—	—	—	—	56
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Balance at June 30, 2016	74,342,826	$892,443	$89,325	$(685)	$(320,109)	$7,842	$668,816

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,132	$(1,986)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	4,390	5,050
Stock based compensation	56	150
Deferred income tax expense	650	894
Cost of real estate sold	3,951	8,902
Expenditures for and acquisition of real estate to be sold	(1,736)	(4,244)
Accretion income and other	(778)	(1,213)
Loss on disposal of real estate and property and equipment	5	—
Changes in operating assets and liabilities:
Notes receivable	157	21,209
Claim settlement receivable	(12,651)	—
Other assets	(141)	(1,079)
Other liabilities	6,544	10,505
Income taxes receivable	1,272	(143)
Net cash provided by operating activities	11,851	38,045
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(1,084)	(4,173)
Purchases of property and equipment	(1,986)	(1,550)
Proceeds from the disposition of assets	3	—
Purchases of investments	(216,698)	(184,520)
Maturities of investments	185,000	310,000
Sales of investments	8,413	140,984
Maturities of assets held by special purpose entities	415	415
Net cash (used in) provided by investing activities	(25,937)	261,156
Cash flows from financing activities:
Repurchase of common shares	(14,820)	—
Borrowings on construction/refinanced loan in Pier Park joint venture	—	4,507
Principal payments for debt	(384)	(251)
Net cash (used in) provided by financing activities	(15,204)	4,256
Net (decrease) increase in cash and cash equivalents	(29,290)	303,457
Cash and cash equivalents at beginning of the period	212,773	34,515
Cash and cash equivalents at end of the period	$183,483	$337,972

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash paid during the period for:
Interest expense	$5,859	$4,908
Income taxes	$2,300	$—

Non-cash financing and investing activities:
Increase in Community Development District debt	$57	$529
Decrease in pledged treasury securities related to defeased debt	$—	$310
Expenditures for operating properties and property and equipment financed through accounts payable	$577	$1,133

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2015 balance sheet amounts have been derived from the Company’s December 31, 2015 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net income (loss). Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016.
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs (see Note 9, Real Estate Joint Ventures) and VIEs involved in a 2014 real estate sale.
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

Recently Adopted Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The Company adopted the new guidance as of January 1, 2016. The adoption of this guidance had no impact on the Company’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income (loss), statements of cash flows or notes to the condensed consolidated financial statements.

Debt issuance costs
In April 2015, the FASB issued ASU 2015-03 that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. As of January 1, 2016, the Company adopted this ASU, which required retrospective application and resulted in the reclassification of debt issuance costs of $2.1 million from other assets to a reduction of $0.7 million in debt and a reduction of $1.4 million in Senior Notes held by special purpose entity in the Company’s condensed consolidated balance sheet as of December 31, 2015. Other than this change in presentation, this ASU did not have an impact on the Company’s condensed consolidated financial condition, results of operations or cash flows. See Note 10, Debt for more information.

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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit losses. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.
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

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	June 30, 2016	December 31, 2015
Development property:
Residential real estate	$96,731	$99,413
Commercial real estate	56,586	56,587
Leasing operations	1,120	360
Forestry	2,606	2,681
Corporate	2,384	2,211
Total development property	159,427	161,252

Operating property:
Residential real estate	8,091	8,091
Resorts and leisure	109,556	109,425
Leasing operations	81,024	79,550
Forestry	19,184	19,300
Other	50	50
Total operating property	217,905	216,416
Less: Accumulated depreciation	67,090	64,069
Total operating property, net	150,815	152,347
Investment in real estate, net	$310,242	$313,599

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
Operating property includes property that the Company uses for operations and activities. The resorts and leisure operating property includes the WaterColor Inn, golf courses, a beach club and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the consolidated joint venture at Pier Park North. Operating property may be sold in the future as part of the Company’s principal real estate business. Forestry operating property includes the Company’s timberlands.
The Company had no capitalized indirect development costs during the three and six months ended June 30, 2016 and $0.1 million during the three and six months ended June 30, 2015, primarily related to the consolidated joint venture at Pier Park North.

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
There were no events or changes in circumstances that would indicate that the carrying value of the Company’s long-lived assets would not be recoverable, therefore, the Company did not record any impairment charges during the three and six months ended June 30, 2016 and 2015.

4. Investments
Investments and restricted investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices and pricing data from external pricing services that use prices observed for recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net. In addition, at June 30, 2016, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At June 30, 2016 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$174,367	$197	$—	$174,564
Corporate debt securities	20,086	78	1,152	19,012
Preferred stock	22,930	—	236	22,694
	217,383	275	1,388	216,270
Restricted investments:
Money market fund	5,653	—	—	5,653
	$223,036	$275	$1,388	$221,923

At December 31, 2015 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$184,819	$—	$79	$184,740
Corporate debt securities	7,273	—	981	6,292
Preferred stock	265	—	57	208
	192,357	—	1,117	191,240
Restricted investments:
Guaranteed income fund	7,072	—	—	7,072
	$199,429	$—	$1,117	$198,312

Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”), has served as an investment advisor to the Company since April 2013. As of June 30, 2016, funds managed by Fairholme Capital beneficially owned approximately 32.9% of the Company’s common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of the Company’s Board of Directors. Fairholme Capital does not receive any compensation for services as the Company’s investment advisor.
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
As of June 30, 2016, the investment account included $174.6 million of U.S. Treasury securities, $19.0 million of corporate debt securities and $22.7 million of preferred stock investments (all of which are classified within investments on the Company’s condensed consolidated balance sheets). $8.5 million of the $19.0 million corporate debt securities and $0.2 million of the $22.7 million preferred stock are issued by Sears Holdings Corp or affiliates.
During the three and six months ended June 30, 2016, there were no realized losses from the sale or maturity of available-for-sale securities. During the six months ended June 30, 2016, proceeds from the sale of available-for-sale securities were $8.4 million and proceeds from the maturity of available-for-sale securities were $185.0 million.
During the three months ended June 30, 2015, realized losses from the sale of available-for-sale securities were less than $0.1 million and proceeds from the sale of available-for-sale securities were $11.8 million. During the six months ended June 30, 2015, realized losses from the sale of available for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $141.0 million and proceeds from the maturity of available-for-sale securities were $310.0 million.

As of June 30, 2016 and December 31, 2015, certain of the Company’s debt securities and preferred stock had unrealized losses of $1.4 million and $1.1 million, respectively, that were deemed temporary and included in accumulated other comprehensive loss. The following table provides the debt securities and preferred stock unrealized loss position and related fair values:

	As of June 30, 2016				As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$—	$—	$—	$—	$184,740	$79	$—	$—
Corporate debt securities	18,262	1,152	—	—	6,292	981	—	—
Preferred stock	22,694	236	—	—	208	57	—	—
	$40,956	$1,388	$—	$—	$191,240	$1,117	$—	$—

As of June 30, 2016 and December 31, 2015, the Company did not intend to sell the investments with unrealized losses and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity; therefore, the Company does not believe that its investment in the debt securities and preferred stock was other-than-temporarily impaired at June 30, 2016 and December 31, 2015.
The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at June 30, 2016, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$174,367	$174,564
Due after one year through five years	19,987	18,929
Due after ten years through fifteen years	99	83
	194,453	193,576
Preferred stock	22,930	22,694
Restricted investments	5,653	5,653
	$223,036	$221,923

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
The financial instruments measured at fair value on a recurring basis at June 30, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$24,185	$—	$—	$24,185
Commercial paper	139,058	—	—	139,058
Debt securities:
U.S. Treasury securities	174,564	—	—	174,564
Corporate debt securities	—	19,012	—	19,012
Preferred stock	18,739	3,955	—	22,694
Restricted investments:
Money market fund	5,653	—	—	5,653
	$362,199	$22,967	$—	$385,166
The financial instruments measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,233	$—	$—	$18,233
Commercial paper	174,973	—	—	174,973
Debt securities:
U.S. Treasury securities	184,740	—	—	184,740
Corporate debt securities	—	6,292	—	6,292
Preferred stock	—	208	—	208
Restricted investments:
Guaranteed income fund	—	7,072	—	7,072
	$377,946	$13,572	$—	$391,518
Money market funds, U.S. Treasury securities, commercial paper and certain preferred stock are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
Corporate debt securities and certain preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and these are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions. For these reasons, the Company has determined that the corporate debt securities and certain preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of December 31, 2015, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity and a rate of return. The Prudential Guaranteed Income Fund was valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and was categorized as a level 2 financial instrument. During the six months ended June 30, 2016 the assets were transferred to a Vanguard Money Market Fund, which invests in U.S. government securities and seeks to provide current income and preserve shareholders’ principal investment. The Vanguard Money Market Fund is measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15, Employee Benefit Plans.
Fair Value of Financial Instruments

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities - Time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	June 30, 2016			December 31, 2015
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$10,429	$13,328	3	$10,246	$13,333	3
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$8,462	$9,169	1	$8,785	$9,033	1
Liabilities
Senior Notes held by special purpose entity	$176,201	$217,863	3	$176,094	$178,035	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs, nor does the Company perform any service activity related to the SPEs. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2016 and December 31, 2015.
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $15.0 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024.

The Company has a beneficial or retained interest investment related to these SPEs of $10.4 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.3%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and six months ended June 30, 2016 and 2015.

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions in 2007 and 2008.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration consisting of (i) cash, (ii) a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (“AgReserves SPE”) and (iii) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of AgReserves SPE, in favor of the Company. In 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC (“NFTF”), a bankruptcy-remote, qualified special purpose entity wholly-owned by the Company. NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. AgReserves SPE and NFTF are VIEs, which the Company consolidates as the primary beneficiary of each entity. The investments held by special purpose entities consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $8.1 million and cash of $0.4 million. The Senior Notes issued by NFTF consist of $176.2 million net of the $3.8 million discount and debt issuance costs.
6. Notes Receivable, Net
Notes receivable, net consists of the following:

	June 30, 2016	December 31, 2015
Pier Park Community Development District notes, non-interest bearing, due September 2022, net of unamortized discount of $0.1 million, effective rates 5.93% — 8.0%	$1,988	$1,985
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due August 2016	33	90
Various mortgage notes, secured by certain real estate, bearing interest at various rates	377	480
Total notes receivable, net	$2,398	$2,555
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

7. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010.  In exchange for this release, the Company will receive the amount of $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  Payment of the settlement amount is to be made pursuant to the following schedule: the amount of $5.0 million is to be paid in October of 2016 followed by payments of $2.7 million due in October of 2017, 2018 and 2019.  The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income (expense) in the Company’s condensed consolidated statements of operations for the six months ended June 30, 2016. The discount is being accreted over the expected three and a half year term of the receivable using the effective interest method. Interest income for the three months ended June 30, 2016 and the period from March 24, 2016 to June 30, 2016 was $0.1 million.

8. Other Assets

Other assets consist of the following:

	June 30, 2016	December 31, 2015
Retained interest investments	$10,429	$10,246
Accounts receivable, net	4,344	4,382
Prepaid expenses	6,277	5,849
Straight line rent	3,717	3,732
Income tax receivable	1,003	2,275
Other assets	6,759	6,751
Accrued interest receivable for Senior Notes held by special purpose entity	3,338	3,338
Total other assets	$35,867	$36,573

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
Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2016 and December 31, 2015.
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
Unconsolidated Real Estate VIE
As of June 30, 2016, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	June 30, 2016	December 31, 2015

Cash and cash equivalents	$12,881	$13,760
Other assets	59	58
Total assets	$12,940	$13,818

Accounts payable and other liabilities	$1,424	$1,978
Equity(1)	11,516	11,840
Total liabilities and equity	$12,940	$13,818

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
For the three months ended June 30, 2016 and 2015, ALP reported net loss of $0.3 million and $0.8 million, respectively. For the six months ended June 30, 2016 and 2015, ALP reported net loss of $0.3 million and $1.2 million, respectively.

10. Debt

Debt consists of the following at June 30, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$662	$47,538
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2031 - May 2039, bearing interest at 3.1% to 7.0% at June 30, 2016	6,668	—	6,668
Total debt	$54,868	$662	$54,206

Debt consists of the following at December 31, 2015:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$720	$47,480
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 - May 2039, bearing interest at 2.8% to 7.0% at December 31, 2015	6,994	—	6,994
Total debt	$55,194	$720	$54,474
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
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $6.7 million and $7.0 million related to CDD assessments as of June 30, 2016 and December 31, 2015, respectively. The Company’s total outstanding CDD assessments were $22.1 million and $22.5 million at June 30, 2016 and December 31, 2015, respectively. The Company pays interest on the total outstanding CDD assessments.

The aggregate maturities of debt subsequent to June 30, 2016 are:

June 30, 2016
2016	$96
2017	991
2018	1,032
2019	1,075
2020	1,119
Thereafter	50,555
$54,868

11. Other Liabilities
Other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Accounts payable	$5,968	$2,585
Accrued compensation	1,847	3,366
Deferred revenue	15,587	15,584
Membership deposits and initiation fees	7,200	7,416
Advance deposits	6,037	3,574
Other accrued liabilities	8,230	6,505
Accrued interest expense for Senior Notes held by special purpose entity	2,850	2,850
Total other liabilities	$47,719	$41,880
Deferred revenue at June 30, 2016 and December 31, 2015 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.
Advance deposits consist of deposits received on hotel rooms and vacation rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax income or loss as a result of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Tax expense (benefit) at the federal statutory rate	$976	$563	$5,144	$(419)
State income tax expense (benefit) (net of federal benefit)	97	56	514	(42)
Tax effect of timber at the federal statutory rate of 23.8%	(54)	—	(260)	—
Decrease in valuation allowance	(9)	(144)	(363)	(158)
Fees and expenses for the SEC investigation	—	1,348	—	1,348
Other	(32)	39	(813)	61
Total income tax expense	$978	$1,862	$4,222	$790
As of June 30, 2016, the Company had no federal net operating loss carryforwards and had $317.8 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2015, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $6.0 million. During the six months ended June 30, 2016, the Company reversed $0.3 million of the valuation allowance that was recorded as of December 31, 2015. As of June 30, 2016, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.7 million for these deferred tax assets.
The Company had approximately $1.7 million of total unrecognized tax benefits as of each June 30, 2016 and December 31, 2015. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.

13. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the accumulated balances for each component of accumulated other comprehensive loss, which is presented net of tax, as of June 30, 2016:

	Unrealized Gains on Available-for-Sale Securities	Total
Accumulated other comprehensive loss at December 31, 2015	$(686)	$(686)
Other comprehensive income	1	1
Accumulated other comprehensive loss at June 30, 2016	$(685)	$(685)

14. Stockholders’ Equity
Issuance of Common Stock for Director’s Fees
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board of Directors as part of their compensation package and pursuant to the 2015 Performance and Equity Incentive Plan.  These restricted stock awards vested 25% on the date of issue with the remaining balance vesting 25% on August 17, 2016, November 17, 2016 and February 17, 2017.  For the six months ended June 30, 2016, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.
Stock Repurchase Program
As of January 1, 2016, the Company had a total authority of $205.7 million available for purchase of shares of its common stock pursuant to its stock repurchase program (the “Stock Repurchase Program”). During the six months ended June 30, 2016, the Company repurchased 995,650 shares of its common stock at an average purchase price of $14.88 per share, for an aggregate purchase price of $14.8 million, pursuant to its Stock Repurchase Program. As of June 30, 2016, the Company had a total authority of $190.9 million remaining available for purchase of shares under its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion.

15. Employee Benefit Plans
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At June 30, 2016 and December 31, 2015, the fair values of these assets were recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $5.7 million and $7.1 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next five years. During the six months ended June 30, 2016 and 2015, the Company recorded an expense of $1.4 million and $0.9 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants during that period. In addition, any gains and losses on these assets are reflected in the Company’s condensed consolidated financial statements and were less than a $0.1 million gain for both the three and six months ended June 30, 2016 and 2015. Refer to Note 5, Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$252	$2,130	$442	$4,389
Accretion income	579	640	1,041	1,262
Total net investment income from available-for-sale securities	831	2,770	1,483	5,651
Interest income from investments in special purpose entities	2,050	2,003	4,101	4,005
Interest accrued on notes receivable and other interest	78	665	105	995
Total investment income, net	2,959	5,438	5,689	10,651
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	(2,191)	(2,189)	(4,382)	(4,377)
Interest expense	(954)	(456)	(1,798)	(1,145)
Total interest expense	(3,145)	(2,645)	(6,180)	(5,522)
Claim settlement	—	—	12,548	—
Other, net
Fees and expenses for the SEC investigation	—	(7,430)	—	(7,430)
Accretion income from retained interest investments	243	227	484	438
Hunting lease income	169	169	370	378
Other income, net	189	21	196	178
Other, net	601	(7,013)	1,050	(6,436)

Total other income (expense)	$415	$(4,220)	$13,107	$(1,307)
Investment income, net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities.
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
Claim settlement

Claim settlement during the six months ended June 30, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 7, Claim Settlement Receivable for further discussion.

Other, net
During the three and six months ended June 30, 2015, the Company expensed a total of $7.4 million related to the SEC investigation, which was resolved in October 2015. This amount was included in Other, net in the condensed consolidated statements of operations.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.3%. Hunting lease income is recognized as income over the term of the lease.

17. Segment Information
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing and 5) forestry.
The residential real estate segment generates revenues from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped lots. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenues and incurs costs from the WaterColor Inn and Resort, vacation rental program, management of The Pearl Hotel, four golf courses, a beach club, marina operations and other related resort activities. The leasing segment generates revenues and costs from retail and commercial leasing operations, including the Company’s consolidated joint venture at Pier Park North. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Total revenues represent sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue and non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Revenues
Residential real estate	$5,796	$4,020	$12,784	$9,430
Commercial real estate	—	4,660	—	4,660
Resorts and leisure	19,794	19,318	28,544	27,121
Leasing operations	2,321	2,167	4,682	4,212
Forestry	1,603	7,664	3,724	9,470
Other	37	17	71	44
Total operating revenues	$29,551	$37,846	$49,805	$54,937

Income (loss) before income taxes:
Residential real estate	$1,081	$(378)	$4,439	$6
Commercial real estate	(548)	(8)	(1,148)	(612)
Resorts and leisure	2,795	3,466	994	535
Leasing operations	(336)	283	(379)	483
Forestry	1,241	6,770	3,094	8,408
Other	(1,675)	(8,542)	7,354	(10,016)
Total income (loss) before income taxes	$2,558	$1,591	$14,354	$(1,196)

	June 30, 2016	December 31, 2015
Total Assets:
Residential real estate	$106,306	$109,791
Commercial real estate	60,169	62,649
Resorts and leisure	73,873	75,441
Leasing operations	81,284	81,400
Forestry	20,102	20,244
Other	642,706	633,217
Total assets	$984,440	$982,742

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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $2.4 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively, including a $1.2 million accrual related to legal costs for the settled SEC investigation as of each such date. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At June 30, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively, and standby letters of credit in the amount of $0.4 million and $0.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At June 30, 2016, the Company has a total of $6.2 million in contractual obligations, of which $5.7 million are for the remainder of 2016, $0.1 million are for 2017 and $0.4 million are for 2018 and thereafter.
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

19. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, other receivables, investments held by special purpose entities and investments in retained interests. The Company deposits and invests cash with a major financial institution in the United States, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2016, the Company had $174.6 million invested in U.S. Treasury securities, $19.0 million invested in five issuers of corporate debt securities that are non-investment grade, $18.9 million invested in two issuers of preferred stock that are non-investment grade and $3.8 million invested in one issuer of preferred stock that is investment grade. In addition, as of June 30, 2016, the Company had investments in short term commercial paper from six issuers of $139.1 million.

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
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenues during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Operating Revenues
Residential real estate	19.6%	10.6%	25.7%	17.1%
Commercial real estate	—%	12.3%	—%	8.5%
Resorts and leisure	67.0%	51.0%	57.3%	49.4%
Leasing operations	7.9%	5.7%	9.4%	7.7%
Forestry	5.4%	20.3%	7.5%	17.2%
Other	0.1%	0.1%	0.1%	0.1%
Consolidated operating revenues	100.0%	100.0%	100.0%	100.0%

For more information regarding our operating segments, see Note 17, Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary residential and seasonal residential communities of various sizes, primarily on our existing land. The following is a description of some of our major residential development communities in Florida that we are currently in the process of planning or developing:

The Watersound Origins community is a residential community in South Walton County, Florida, with direct access to Lake Powell. The project has received government approval for approximately 1,074 single-family units with an additional multi-family component, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria and the availability of capital resources to fund such development. The Watersound Origins community includes a six-hole golf course that is operated by our resorts and leisure segment.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The project has received government approval for 368 single family units, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria and the availability of capital resources to fund such development.

The SouthWood community is a large scale, mixed use community located in the southeastern section of Tallahassee. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria and the availability of capital resources to fund such development. SouthWood also includes a golf clubhouse, 18-hole golf course and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our resorts and leisure segment and a portion of the town center is leased and operated by our leasing segment.

We have other residential communities, such as the WaterColor, WaterSound Beach and WaterSound West Beach communities in addition to other communities that are substantially developed. The remaining developed and available homesites in these communities are available for sale.

The Bay-Walton Sector Plan was officially adopted by Bay County and Walton County in May 2015 and was found in compliance with state law and is therefore in effect as of June 2015. The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial and industrial uses on approximately 110,500 acres of our land holdings.  We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market.  We believe that there is a growing retirement demographic and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in this demographic. As is true with all of our projects, what will actually be developed will be a function of more detailed planning, analysis and market conditions, which will occur over time.

Our residential real estate segment generates revenues primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of impact fee credits; marketing fees and other fees on certain transactions.

Our customer base for the sale of developed homesites is primarily focused on homebuilders. Homebuilders generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales. In addition, the mix of homesites that we sell consists mostly of homesites in our primary communities which typically have a lower price and gross profit margin than homesites in our resort communities.

Our residential real estate segment incurs cost of revenues primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration and selling costs.

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

Resorts and Leisure

Our resorts and leisure segment features a diverse portfolio of hotels and vacation rentals, as well as golf courses, a beach club, marinas and other related resort amenities.

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

Clubs and Resorts - Our clubs and resorts operations include our golf courses, beach club and resort facilities that generate revenues from memberships, daily play at those golf courses that are not part of our St. Joe Club & Resorts, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course and beach club facilities, personnel costs and third party management fees.

St. Joe Club & Resorts includes our private membership club that provides members, participating homeowners and their rental guests access to our clubs. The focus is on creating a world class membership experience combined with the all-inclusive aspects of a four star/four diamond resort.

Marinas - Our marinas generate revenues from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.

Leasing Operations
Our leasing operations generate revenues from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North, commerce parks and our industrial park, VentureCrossings, and incur expenses primarily from maintenance and management of these properties and personnel costs. Our Pier Park North joint venture also incurs interest and financing expenses related to its loan as described in Note 9, Real Estate Joint Ventures.

Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products. We generate revenue from our forestry segment primarily from open market sales of timber. We sell product on site without the associated delivery costs. Our forestry segment generates revenues from the sale of wood fiber, sawtimber, standing timber and forest products. Our forestry segment incurs costs of revenues from internal costs of forestry management and property taxes.

Our forestry segment may also generate revenues from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies during the first six months of 2016, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Our businesses may be affected by seasonal fluctuations. For example, revenues from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect described above, variability in our results of operations is further heightened by the change in our customer mix in our residential real estate business from retail sales, which have a more consistent flow of revenues, to predominantly sales to homebuilders, who tend to buy multiple lots in sporadic transactions. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand. These variables have caused, and may continue to cause, our operating results to vary significantly from period to period.

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Real estate sales	$6.7	$14.0	$13.8	$19.5
Resorts and leisure revenues	19.8	19.3	28.5	27.1
Leasing revenues	2.3	2.2	4.7	4.2
Timber sales	0.7	2.3	2.8	4.1
Total	29.5	37.8	49.8	54.9
Expenses:
Cost of real estate sales	3.0	6.6	4.7	9.7
Cost of resorts and leisure revenues	15.6	14.7	25.0	23.5
Cost of leasing revenues	0.8	0.6	1.5	1.3
Cost of timber sales	0.2	0.3	0.4	0.4
Other operating and corporate expenses	5.7	7.7	12.6	14.8
Depreciation, depletion and amortization	2.1	2.1	4.4	5.1
Total expenses	27.4	32.0	48.6	54.8
Operating income	2.1	5.8	1.2	0.1
Other income (expense):
Investment income, net	3.0	5.4	5.7	10.6
Interest expense	(3.1)	(2.6)	(6.2)	(5.5)
Claim settlement	—	—	12.5	—
Other, net	0.6	(7.0)	1.1	(6.4)
Total other income (expense)	0.5	(4.2)	13.1	(1.3)
Income (loss) before income taxes	2.6	1.6	14.3	(1.2)
Income tax expense	(1.0)	(1.9)	(4.2)	(0.8)
Net income (loss)	$1.6	$(0.3)	$10.1	$(2.0)

Real Estate Sales and Gross Profit.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
	Dollars in millions				Dollars in millions
Revenues:
Residential real estate sales	$5.8	86.6%	$4.0	28.6%	$12.8	92.8%	$9.5	48.7%
Commercial real estate sales	—	—%	4.7	33.5%	—	—%	4.7	24.1%
Other rural land sales	0.9	13.4%	5.3	37.9%	1.0	7.2%	5.3	27.2%
Real estate sales	$6.7	100.0%	$14.0	100.0%	$13.8	100.0%	$19.5	100.0%

Gross profit:
Residential real estate sales	$3.0	51.7%	$2.1	52.5%	$8.3	64.8%	$4.5	47.4%
Commercial real estate sales	—	—%	0.5	10.6%	—	—%	0.5	10.6%
Other rural land sales	0.7	77.8%	4.8	90.6%	0.8	80.0%	4.8	90.6%
Gross profit	$3.7	55.2%	$7.4	52.9%	$9.1	65.9%	$9.8	50.3%

(1)	Calculated percentage of total real estate sales and the respective gross margin percentage.

Real Estate Sales. During the three months ended June 30, 2016, residential real estate sales increased $1.8 million or 45.0% as compared to the same period in 2015, primarily due to the mix of homesites sold in our resort home communities. During the six months ended June 30, 2016, residential real estate sales increased $3.3 million or 34.7% as compared to the same period in 2015, primarily due to a $3.4 million unimproved land sale and the mix of homesites sold in our communities. During the three and six months ended June 30, 2016 there were no commercial real estate sales. During the three and six months ended June 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million.

During the three months ended June 30, 2016, we sold approximately 511 acres of rural and timber land for $0.9 million. During the six months ended June 30, 2016, we sold approximately 605 acres of rural and timber land for $1.0 million. During the three and six months ended June 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million. Revenues from rural land and commercial real estate can vary drastically from period to period.

Real Estate Sales Gross Profit. During the three months ended June 30, 2016, gross profit was $3.7 million, or 55.2%, as compared to $7.4 million or 52.9% during the same period in 2015. In addition, during the six months ended June 30, 2016, gross profit was $9.1 million, or 65.9%, as compared to $9.8 million or 50.3% during the same period in 2015. During the six months ended June 30, 2016, the $3.4 million unimproved land sale had a gross profit of $3.3 million due to a low historical basis. Our gross profit margin can vary significantly from period to period depending on the type of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
Resorts and Leisure Revenues and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Dollars in millions
Resorts and leisure revenues	$19.8	$19.3	$28.5	$27.1
Gross profit	$4.2	$4.6	$3.5	$3.6
Gross margin	21.2%	23.8%	12.3%	13.3%

Resorts and leisure revenues increased $0.5 million, or 2.6%, during the three months ended June 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program. Revenues from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Our gross margin has decreased during the three months ended June 30, 2016, primarily due to increased cost of sales in our vacation rental business, higher labor rates and hours worked as compared to the same period in 2015.
Resorts and leisure revenues increased $1.4 million, or 5.2%, during the six months ended June 30, 2016, as compared to the same period in 2015, due to additional vacation rental revenues from renting larger homes, higher room rates and increased membership sales. Our gross margin has decreased during the six months ended June 30, 2016, primarily due to increased cost of sales in our vacation rental business, one-time expenses to contract higher revenue homes, higher labor rates and hours worked as compared to the same period in 2015.
Leasing Revenues and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Dollars in millions
Leasing revenues	$2.3	$2.2	$4.7	$4.2
Gross profit	$1.5	$1.6	$3.2	$2.9
Gross margin	65.2%	72.7%	68.1%	69.0%

Leasing revenues increased $0.1 million, or approximately 4.5%, during the three months ended June 30, 2016, as compared to the same period in 2015. Leasing revenues increased $0.5 million, or approximately 11.9%, during the six months ended June 30, 2016, as compared to the same period in 2015. The increase in revenues is primarily due to the continued commencement of revenues from new store openings in our Pier Park North joint venture, as well as other new leases.
Timber Sales and Gross Profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	Dollars in millions
Timber sales	$0.7	$2.3	$2.8	$4.1
Gross profit	$0.5	$2.0	$2.4	$3.7
Gross margin	71.4%	87.0%	85.7%	90.2%

Timber sales decreased $1.6 million, or 69.6%, during the three months ended June 30, 2016 as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Tons sold were 39,100 during the three months ended June 30, 2016, as compared to tons sold of 125,000 during the three months ended June 30, 2015.
Timber sales decreased $1.3 million, or 31.7%, during the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Tons sold were 145,000 during the six months ended June 30, 2016, as compared to tons sold of 221,000 during the six months ended June 30, 2015.
Other operating and corporate expenses. Other operating and corporate expenses decreased by $2.0 million, or 26.0%, during the three months ended June 30, 2016, as compared to the same period in 2015. Other operating and corporate expenses decreased by $2.2 million, or 14.9%, during the six months ended June 30, 2016, as compared to the same period in 2015. The decrease in other operating and corporate expenses is primarily due to our continued focus on a low expense structure, which has led to decreases in personnel costs and professional fees.

For the six months ended June 30, 2016 and 2015, other operating and corporate expenses included expenses related to the 401(k) plan contribution of $1.4 million and $0.9 million, respectively. The decrease in other operating and corporate expenses, net of the increase in the 401(k) plan contribution, was $2.8 million or 20.1% during the six months ended June 30, 2016, as compared to the same period in 2015.
Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) interest income earned on the time deposit held by the Buyer SPE and (iv) interest earned on mortgage notes receivable.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$0.2	$2.1	$0.5	$4.4
Accretion income	0.6	0.7	1.0	1.2
Total net investment income from available-for-sale securities	0.8	2.8	1.5	5.6
Interest income from investments in special purpose entities	2.1	2.0	4.1	4.0
Interest accrued on notes receivable and other interest	0.1	0.6	0.1	1.0
Total investment income, net	$3.0	$5.4	$5.7	$10.6

Investment income, net decreased $2.4 million to $3.0 million for the three months ended June 30, 2016 as compared to $5.4 million for the three months ended June 30, 2015, due primarily to a decrease in interest and dividend income on available-for-sale securities. The decrease in interest and dividend income was due primarily to the reduction in investments held during each respective quarter. During the three months ended June 30, 2016, the average balance of investments was approximately $204.9 million compared to an average of approximately $380.4 million for the three months ended June 30, 2015.
Investment income, net decreased $4.9 million to $5.7 million for the six months ended June 30, 2016 as compared to $10.6 million for the six months ended June 30, 2015 due primarily to a decrease in interest and dividend income on available-for-sale securities. The decrease in interest and dividend income was due primarily to the reduction in investments held during each respective period. During the six months ended June 30, 2016, the average balance of investments was approximately $200.3 million compared to an average of approximately $465.9 million for the six months ended June 30, 2015. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2015 and 2016 under our Stock Repurchase Program.
Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan and Refinanced Loan for our consolidated Pier Park North joint venture.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2	$4.4	$4.4
Interest expense	0.9	0.4	1.8	1.1
Total interest expense	$3.1	$2.6	$6.2	$5.5

Interest expense increased $0.5 million and $0.7 million during the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in interest expense is primarily related to the Refinanced Loan for our consolidated Pier Park North joint venture.

Claim settlement. Claim settlement consists of $12.5 million for the six months ended June 30, 2016 due to a settlement related to the Deepwater Horizon oil spill.

Other, net. During the three and six months ended June 30, 2015, the Company expensed a total of $7.4 million related to the SEC investigation, which was resolved in October 2015.

Income tax expense/benefit. We recorded income tax expense of $1.0 million during the three months ended June 30, 2016, as compared to income tax expense of $1.9 million during the same period in 2015. Our effective tax rate was 35.1% for the three months ended June 30, 2016, as compared to 118.8% during the same period in 2015.

We recorded income tax expense of $4.2 million during the six months ended June 30, 2016, as compared to income tax expense of $0.8 million during the same period in 2015. Our effective tax rate was 28.7% for the six months ended June 30, 2016, as compared to 66.7% during the same period in 2015.

Our effective rate for the three and six months ended June 30, 2015, reflected our expectation that settlement costs related to the SEC investigation may not be deductible for income tax purposes, which increased our effective rate in 2015.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Real estate sales	$5.2	$3.5	$11.7	$8.6
Other revenues	0.6	0.5	1.1	0.9
Total revenues	5.8	4.0	12.8	9.5
Expenses:
Cost of real estate sales and other revenues	2.8	1.9	4.5	4.9
Other operating expenses	1.5	2.6	3.0	4.4
Depreciation and amortization	0.1	0.1	0.2	0.3
Total expenses	4.4	4.6	7.7	9.6
Operating income (loss)	1.4	(0.6)	5.1	(0.1)
Other (expense) income	(0.3)	0.2	(0.6)	0.2
Net income (loss) before income taxes	$1.1	$(0.4)	$4.5	$0.1

Real estate sales include sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Cost of real estate sales includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). Other operating expenses include non-recurring expenses related to the Bay-Walton Sector Plan. Other revenues include brokerage fees, marketing fees and impact fee credits sold.

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Three Months Ended June 30, 2016					Three Months Ended June 30, 2015
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin
	(Dollars in millions)
Resort homesites	5	$3.6	$1.5	$2.1	58.3%	2	$1.5	$0.5	$1.0	66.7%
Primary homesites	18	1.6	0.9	0.7	43.8%	24	2.0	1.0	1.0	50.0%
Total	23	$5.2	$2.4	$2.8	53.8%	26	$3.5	$1.5	$2.0	57.1%

Resort homesites. Revenues from resort homesite sales increased $2.1 million, or 140.0%, during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to the number and mix of homesites sold in our resort home communities. Gross profit margins decreased to 58.3% during the three months ended June 30, 2016, as compared to 66.7% during the same period in 2015, primarily due to the mix of homesites sold during each respective period.

Primary homesites. Revenues from primary homesite sales decreased $0.4 million or 20.0% during the three months ended June 30, 2016, as compared to the same period in 2015, due to the timing of sales in our Watersound Origins, Breakfast Point and Southwood communities. Gross profit margin decreased to 43.8% during the three months ended June 30, 2016, as compared to 50.0% during the same period in 2015, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $1.1 million during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreases in personnel costs and professional fees.
During the three months ended June 30, 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
For the three months ended June 30, 2016, other (expense) income primarily consists of interest expense on our CDD assessments, partially offset by interest earned on our mortgage notes receivable. For the three months ended June 30, 2015, other income primarily consists of interest earned on our mortgage notes receivable, partially offset by interest expense on our CDD assessments.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following table sets forth our residential real estate sales and cost of sales activity by property type:

	Six Months Ended June 30, 2016					Six Months Ended June 30, 2015
	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin	Units Sold	Revenues	Cost of Sales	Gross Profit	Gross Margin
	(Dollars in millions)
Resort homesites	8	$4.6	$1.9	$2.7	58.7%	9	$4.5	$1.7	$2.8	62.2%
Resort home	—	—	—	—	—%	1	0.8	0.8	—	—%
Primary homesites	37	3.7	1.9	1.8	48.6%	73	3.3	1.9	1.4	42.4%
Land sale	N/A	3.4	0.1	3.3	97.1%	N/A	—	—	—	—%
Total	45	$11.7	$3.9	$7.8	66.7%	83	$8.6	$4.4	$4.2	48.8%

Resort homesites and resort home. Revenues from resort homesite sales increased $0.1 million, or 2.2%, during the six months ended June 30, 2016, as compared to the same period in 2015. Gross profit margins decreased to 58.7% during the six months ended June 30, 2016, as compared to 62.2% during the same period in 2015, primarily due to the mix of homesites sold during each respective period.

Primary homesites. Revenues from primary homesite sales increased $0.4 million or 12.1% during the six months ended June 30, 2016, as compared to the same period in 2015, due to the timing of sales in our Watersound Origins, Breakfast Point and Southwood communities. Gross profit margin increased to 48.6% during the six months ended June 30, 2016, as compared to 42.4% during the same period in 2015, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.

Land sales. During the six months ended June 30, 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $1.4 million during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreases in personnel costs and professional fees.
During the six months ended June 30, 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
For the six months ended June 30, 2016, other (expense) income primarily consists of interest expense on our CDD assessments, partially offset by interest earned on our mortgage notes receivable. For the six months ended June 30, 2015, other (expense) income primarily consists of interest earned on our mortgage notes receivable, partially offset by interest expense on our CDD assessments.

Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, apartments and industrial uses. From time to time, our commercial real estate segment may also sell properties in our resort and leisure or leasing operations segments. The timing of commercial real estate revenues can vary depending on the demand, size and location of the property.

The table below sets forth the results of operations of our commercial real estate segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Real estate sales	$—	$4.7	$—	$4.7
Expenses:
Cost of real estate sales	—	4.2	—	4.2
Other operating expenses	0.5	0.5	1.1	1.1
Total expenses	0.5	4.7	1.1	5.3
Operating loss	(0.5)	—	(1.1)	(0.6)
Other expense	—	—	—	—
Net loss before income taxes	$(0.5)	$—	$(1.1)	$(0.6)

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses. During the three and six months ended June 30, 2016, there were no commercial real estate sales. However, we expect to have limited activity during the second half of 2016. During the three and six months ended June 30, 2015, we had a total of two sales of commercial real estate totaling 10.5 acres for $4.7 million.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes recurring revenues from our resorts and leisure operations. Resorts and leisure revenues and cost of resorts and leisure revenues include results of operations from the WaterColor Inn and vacation rental program, four golf courses, a beach club, marina operations, membership fees, other management services, including management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Resorts and leisure revenues	$19.8	$19.3	$28.5	$27.1
Expenses:
Cost of resorts and leisure revenues	15.6	14.7	25.0	23.5
Other operating expenses	0.3	0.1	0.3	0.2
Depreciation	1.1	1.0	2.2	2.8
Total expenses	17.0	15.8	27.5	26.5
Net income before income taxes	$2.8	$3.5	$1.0	$0.6
The following table sets forth the detail of our resorts and leisure revenues and cost of revenues:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Revenues	Gross Profit	Gross Margin	Revenues	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$14.9	$3.5	23.5%	$14.6	$3.7	25.3%
Clubs	4.0	0.4	10.0%	3.8	0.6	15.8%
Marinas	0.9	0.3	33.3%	0.9	0.3	33.3%
Total	$19.8	$4.2	21.2%	$19.3	$4.6	23.8%
Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues from resorts, vacation rentals and other management services increased $0.3 million, or 2.1%, during the three months ended June 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program. Revenues from our clubs increased $0.2 million, or 5.3% during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to a continued increase in total members, growth in rounds played at the golf courses by resort guests and a strong showing by our food and beverage component at the WaterSound Beach Club.
Our gross margin has decreased during the three months ended June 30, 2016, primarily due to increased cost of sales in our vacation rental business, higher labor rates and hours worked as compared to the same period in 2015.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Revenues	Gross Profit	Gross Margin	Revenues	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$20.6	$2.9	14.1%	$19.6	$2.8	14.3%
Clubs	6.6	0.3	4.5%	6.0	0.4	6.7%
Marinas	1.3	0.3	23.1%	1.5	0.4	26.7%
Total	$28.5	$3.5	12.3%	$27.1	$3.6	13.3%

Revenues from resorts, vacation rentals and other management services increased $1.0 million, or 5.1%, during the six months ended June 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program. Revenues from our clubs increased $0.6 million, or 10.0% during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to a continued increase in total members, growth in rounds played at the golf courses by resort guests and a strong showing by our food and beverage component at the WaterSound Beach Club.
Our gross margin has decreased during the six months ended June 30, 2016, primarily due to increased cost of sales in our vacation rental business, higher labor rates and hours worked as compared to the same period in 2015.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.
Leasing Operations
Our leasing operations segment includes recurring revenues from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North.
The table below sets forth the results of operations of our leasing operations segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Leasing revenues	$2.3	$2.2	$4.7	$4.2
Expenses:
Cost of leasing revenues	0.8	0.6	1.5	1.3
Other operating expenses	0.6	0.2	1.0	0.4
Depreciation	0.7	0.8	1.6	1.5
Total expenses	2.1	1.6	4.1	3.2
Operating income	0.2	0.6	0.6	1.0
Other expense	(0.5)	(0.3)	(1.0)	(0.6)
Net (loss) income before income taxes	$(0.3)	$0.3	$(0.4)	$0.4
Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Revenues from leasing operations increased $0.1 million, or 4.5%, during the three months ended June 30, 2016, as compared to the same period in 2015. Revenues from leasing operations increased $0.5 million, or 11.9%, during the six months ended June 30, 2016, as compared to the same period in 2015. The increase in revenues is primarily due to the continued commencement of revenues from new store openings in our Pier Park North joint venture, as well as other new leases.

Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses. In June of 2016, a settlement of a lease obligation resulted in a payment by the Pier Park North joint venture entity of $0.4 million.  That $0.4 million payment is reflected in other operating expenses for the three and six months ended June 30, 2016.
Other expense increased $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase is primarily due to interest expense from the Pier Park North joint venture Refinanced Loan.
During the three and six months ended June 30, 2016, we capitalized no indirect development costs related to Pier Park North. During the three and six months ended June 30, 2015 we capitalized less than $0.1 million of indirect development costs related to Pier Park North.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	In millions
Revenues:
Timber sales	$0.7	$2.3	$2.8	$4.1
Real estate sales - Other rural land sales	0.9	5.3	1.0	5.3
Total revenues	1.6	7.6	3.8	9.4
Expenses:
Cost of timber sales	0.2	0.3	0.4	0.4
Cost of real estate sales - other rural land sales	0.2	0.6	0.2	0.6
Other operating expenses	0.1	0.1	0.3	0.3
Depreciation and depletion	0.1	0.2	0.3	0.3
Total expenses	0.6	1.2	1.2	1.6
Operating income	1.0	6.4	2.6	7.8
Other income	0.3	0.4	0.5	0.6
Net income before income taxes	$1.3	$6.8	$3.1	$8.4
The total tons sold and relative percentage of total tons sold by major type of timber sale for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Pine pulpwood	30,000	76.7%	81,000	64.8%	104,000	71.7%	138,000	62.4%
Pine sawtimber	7,000	17.9%	37,000	29.6%	32,000	22.1%	65,000	29.4%
Pine grade logs	2,000	5.1%	6,000	4.8%	7,000	4.8%	15,000	6.8%
Other	100	0.3%	1,000	0.8%	2,000	1.4%	3,000	1.4%
Total	39,100	100.0%	125,000	100.0%	145,000	100.0%	221,000	100.0%

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues from timber sales decreased by approximately $1.6 million or 69.6% during the three months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Gross margin decreased during three months ended June 30, 2016, to 71.4%, as compared to 87.0% during the same period in 2015, primarily due to a decrease in tons sold due to fluctuations in market supply.

During the three months ended June 30, 2016, we sold approximately 511 acres of rural and timber land for $0.9 million. During the three months ended June 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million. Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues from timber sales decreased by approximately $1.3 million or 31.7% during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Gross margin decreased during six months ended June 30, 2016, to 85.7%, as compared to 90.2% during the same period in 2015, primarily due to a decrease in tons sold due to fluctuations in market supply.

During the six months ended June 30, 2016, we sold approximately 605 acres of rural and timber land for $1.0 million. During the six months ended June 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million. Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases.

Liquidity and Capital Resources
As of June 30, 2016, we had cash and cash equivalents of $183.5 million, compared to $212.8 million as of December 31, 2015. Our cash and cash equivalents at June 30, 2016 includes commercial paper of $139.1 million and $24.2 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of June 30, 2016, we had investments in U.S. Treasuries of $174.6 million, investments in corporate debt securities of $19.0 million and preferred stock investments of $22.7 million as compared to investments in U.S. Treasuries of $184.7 million, investments in corporate debt securities of $6.3 million and preferred stock investments of $0.2 million as of December 31, 2015. As of June 30, 2016, $8.5 million of the $19.0 million corporate debt securities and $0.2 million of the $22.7 million preferred stock are issued by Sears Holdings Corp or affiliates.
Fairholme Capital Management, L.L.C., or one of its affiliates (“Fairholme Capital”) has served as our investment advisor since April 2013. Fairholme Capital receives no compensation for services to us. As of June 30, 2016, the funds managed by Fairholme Capital beneficially owned approximately 32.9% of our common stock. Mr. Bruce Berkowitz is the Managing Member of Fairholme Capital and the Chairman of our Board of Directors.
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
During the six months ended June 30, 2016, we incurred a total of $4.8 million for capital expenditures, which includes $1.1 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $1.2 million related to the development of our residential and commercial real estate projects, $1.3 million for our leasing segment, $0.5 million related to our resorts and leisure segment and $0.7 million related primarily to our forestry and other segments.
Our remaining budgeted capital expenditures for 2016 are estimated to be $21.4 million, which includes $16.6 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $0.6 million for our leasing segment, $2.9 million for our resorts and leisure segment and $1.3 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures.
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
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $6.7 million related to CDD debt as of June 30, 2016. Our total outstanding CDD assessments were $22.1 million at June 30, 2016, which was comprised of $18.2 million at SouthWood, $3.0 million at the existing Pier Park retail center, $0.7 million at Wild Heron, $0.1 million at Rivercrest and less than $0.1 million at NatureWalk.

As of January 1, 2016, we had a total authority of $205.7 million available for purchase of shares of our common stock pursuant to our Stock Repurchase Program. During the six months ended June 30, 2016, we repurchased 995,650 shares of our common stock at an average stock price of $14.88 per share, for an aggregate purchase price of $14.8 million pursuant to our Stock Repurchase Program. As of June 30, 2016, we had a total authority of $190.9 million remaining available for purchase of shares under our Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$11.8	$38.0
Net cash (used in) provided by investing activities	(25.9)	261.2
Net cash (used in) provided by financing activities	(15.2)	4.3
Net (decrease) increase in cash and cash equivalents	(29.3)	303.5
Cash and cash equivalents at beginning of the period	212.8	34.5
Cash and cash equivalents at end of the period	$183.5	$338.0
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $11.8 million during the six months ended June 30, 2016, as compared to $38.0 million during the same period in 2015.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities primarily includes purchases and sales of investments, investments in assets held by special purpose entities, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the six months ended June 30, 2016, cash flows used in investing activities were $25.9 million, which includes our total net sales, maturities and purchases of investments of $22.9 million. During the six months ended June 30, 2015, cash flows provided by investing activities were $261.2 million, which includes our total net sales, maturities and purchases of investments of $266.9 million.
During the six months ended June 30, 2016, capital expenditures incurred by our Pier Park North joint venture were $1.1 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $2.0 million, which were primarily for our leasing operations and resorts and leisure segments. During the six months ended June 30, 2015, capital expenditures incurred by our Pier Park North joint venture were $4.2 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $1.6 million, which were primarily for our resorts and leisure segment.
Cash Flows from Financing Activities
Net cash used in financing activities was $15.2 million during the six months ended June 30, 2016 compared to net cash provided by financing activities of $4.3 million for the six months ended June 30, 2015, primarily a result of the repurchase of common stock in 2016, compared to borrowings on the Pier Park North construction loan in 2015. During the six months ended June 30, 2016, $14.8 million was used for the repurchase of our common stock.

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

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.4 million for all installment notes monetized through June 30, 2016. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the six months ended June 30, 2016.

At June 30, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively and standby letters of credit in the amount of $0.4 million and $0.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2016.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy and our intent to seek higher and better uses for our real estate assets;

•	our beliefs regarding growth in the retirement demographic and the strategic opportunities provided to us by such growing retirement demographic;

•	our expectations regarding the wide range of residential and commercial uses of our Bay-Walton Sector Plan land holdings, including to serve the active adult retirement market;

•	our expectations regarding levels of commercial real estate sales activity during the second half of 2016;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;

•	our estimates and assumptions regarding the installment notes and the Timber Note;

•	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations; and

•	our expectations regarding the sufficiency of the Pension Plan’s surplus assets to fund future benefits to 401(k) Plan participants.

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

•	significant decreases in the market value of our investments in securities or any other investments;

•	our ability to capitalize on strategic opportunities presented by a growing retirement demographic;

•	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate, including our Bay-Walton Sector holdings;

•	volatility in the consistency and pace of our residential real estate sales;

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•
our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required for mixed-use and active adult communities;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•	our ability to effectively manage our real estate assets, as well as the ability of our joint venture partner to effectively manage the day-to-day activities of the Pier Park North joint venture;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities and U.S. Treasury securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. In addition, some of our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $4.3 million in the market value of our available-for-sale securities as of June 30, 2016. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.
Our cash and cash equivalents are invested in commercial paper and money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

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
Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2016 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ST. JOE COMPANY

Date:	August 3, 2016	/s/ Jorge Gonzalez
Jorge Gonzalez
President and Chief Executive Officer

Date:	August 3, 2016	/s/ Marek Bakun
Marek Bakun
Chief Financial Officer