Form 10-Q
period 2016-09-30
ST JOE CO
filed 2016-11-03
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 31, 2016, there were 74,342,826 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$313,008	$313,599
Cash and cash equivalents	165,286	212,773
Investments	236,656	191,240
Restricted investments	5,640	7,072
Notes receivable, net	2,041	2,555
Property and equipment, net of accumulated depreciation of $57.2 million and $57.1 million at September 30, 2016 and December 31, 2015, respectively	9,166	10,145
Claim settlement receivable	12,746	—
Other assets	33,343	36,573
Investments held by special purpose entities	208,543	208,785
Total assets	$986,429	$982,742
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$54,233	$54,474
Other liabilities	43,405	41,880
Deferred tax liabilities	39,375	36,847
Senior Notes held by special purpose entity	176,255	176,094
Total liabilities	313,268	309,295
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 74,342,826 and 92,332,565 issued at September 30, 2016 and December 31, 2015, respectively; and 74,342,826 and 75,329,557 outstanding at September 30, 2016 and December 31, 2015, respectively	572,002	892,387
Retained earnings	92,037	78,851
Accumulated other comprehensive income (loss)	1,294	(686)
Treasury stock at cost, 0 and 17,003,008 shares held at September 30, 2016 and December 31, 2015, respectively	—	(305,289)
Total stockholders’ equity	665,333	665,263
Non-controlling interest	7,828	8,184
Total equity	673,161	673,447
Total liabilities and equity	$986,429	$982,742
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

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$46,146	$46,156
Cash and cash equivalents	4,087	4,067
Other assets	9,947	12,853
Investments held by special purpose entities	208,543	208,785
Total assets	$268,723	$271,861
LIABILITIES
Debt	$47,565	$47,480
Other liabilities	2,411	4,416
Senior Notes held by special purpose entity	176,255	176,094
Total liabilities	$226,231	$227,990
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Real estate revenue	$4,163	$4,880	$17,988	$24,337
Resorts and leisure revenue	19,046	18,537	47,590	45,657
Leasing revenue	2,685	2,528	7,366	6,741
Timber revenue	1,298	1,885	4,053	6,033
Total revenue	27,192	27,830	76,997	82,768
Expenses:
Cost of real estate revenue	1,949	2,480	6,688	12,204
Cost of resorts and leisure revenue	15,438	14,720	40,402	38,220
Cost of leasing revenue	710	734	2,219	1,996
Cost of timber revenue	213	201	626	643
Other operating and corporate expenses	5,193	9,847	17,736	24,696
Depreciation, depletion and amortization	2,094	2,231	6,484	7,281
Total expenses	25,597	30,213	74,155	85,040
Operating income (loss)	1,595	(2,383)	2,842	(2,272)
Other income (expense):
Investment income, net	4,689	9,125	10,378	19,776
Interest expense	(3,075)	(2,875)	(9,255)	(8,397)
Claim settlement	—	—	12,548	—
Other, net	435	135	1,487	(6,302)
Total other income	2,049	6,385	15,158	5,077
Income before income taxes	3,644	4,002	18,000	2,805
Income tax expense	(948)	(1,244)	(5,170)	(2,034)
Net income	2,696	2,758	12,830	771
Net loss attributable to non-controlling interest	15	14	356	39
Net income attributable to the Company	$2,711	$2,772	$13,186	$810

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	74,342,826	92,026,894	74,496,058	92,088,253
Net income per share attributable to the Company	$0.04	$0.03	$0.18	$0.01
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income:	$2,696	$2,758	$12,830	$771
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized gains on available-for-sale investments	3,257	3,710	3,259	6,956
Reclassification of realized gains included in earnings	(40)	(5,276)	(40)	(5,276)
Total before income taxes	3,217	(1,566)	3,219	1,680
Income tax (expense) benefit	(1,238)	1,057	(1,239)	(216)
Total other comprehensive income (loss), net of tax	1,979	(509)	1,980	1,464
Total comprehensive income, net of tax	$4,675	$2,249	$14,810	$2,235
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Issuance of common stock for director’s fees	8,919	93	—	—	—	—	93
Reduction in excess tax benefits on stock options	—	(369)	—	—	—	—	(369)
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Retirement of treasury stock	—	(320,109)	—	—	320,109	—	—
Other comprehensive income	—	—	—	1,980	—	—	1,980
Net income (loss)	—	—	13,186	—	—	(356)	12,830
Balance at September 30, 2016	74,342,826	$572,002	$92,037	$1,294	$—	$7,828	$673,161

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,830	$771
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	6,484	7,281
Stock based compensation	93	150
Gain on sale of investments	(40)	(5,276)
Deferred income tax expense	920	2,502
Cost of real estate sold	5,091	10,932
Expenditures for and acquisition of real estate to be sold	(5,397)	(5,445)
Accretion income and other	(1,544)	(1,658)
Impairment losses	357	—
Changes in operating assets and liabilities:
Notes receivable	518	21,441
Claim settlement receivable	(12,746)	—
Other assets	1,646	883
Other liabilities	412	4,479
Income taxes receivable	1,948	(469)
Net cash provided by operating activities	10,572	35,591
Cash flows from investing activities:
Expenditures for Pier Park North joint venture	(1,365)	(5,462)
Purchases of property and equipment	(2,413)	(2,287)
Proceeds from the disposition of assets	3	—
Purchases of investments	(308,174)	(239,740)
Maturities of investments	185,000	310,000
Sales of investments	83,307	323,724
Maturities of assets held by special purpose entities	787	787
Net cash (used in) provided by investing activities	(42,855)	387,022
Cash flows from financing activities:
Repurchase of common shares	(14,820)	(304,924)
Borrowings on construction/refinanced loan in Pier Park joint venture	—	6,007
Principal payments for debt	(384)	(324)
Net cash used in financing activities	(15,204)	(299,241)
Net (decrease) increase in cash and cash equivalents	(47,487)	123,372
Cash and cash equivalents at beginning of the period	212,773	34,515
Cash and cash equivalents at end of the period	$165,286	$157,887

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash paid during the period for:
Interest expense	$10,921	$9,991
Income taxes	$2,302	$—

Non-cash financing and investing activities:
Increase in Community Development District debt	$21	$586
Decrease in pledged treasury securities related to defeased debt	$—	$346
Expenditures for operating properties and property and equipment financed through accounts payable	$147	$1,394

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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries. The equity method of accounting is used for investments in which the Company has significant influence, but not a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. The December 31, 2015 balance sheet amounts have been derived from the Company’s December 31, 2015 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported stockholders’ equity or net income. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results of the Company that may be expected for the year ending December 31, 2016.
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

Recently Adopted Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The Company adopted the new guidance as of January 1, 2016. The adoption of this guidance had no impact on the Company’s condensed consolidated balance sheets, statements of income, statements of comprehensive income, statements of cash flows or notes to the condensed consolidated financial statements.

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
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments may change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.

2. Investment in Real Estate
Real estate by property type and segment includes the following:

	September 30, 2016	December 31, 2015
Development property:
Residential real estate	$99,545	$99,413
Commercial real estate	57,248	56,587
Resorts and leisure	214	—
Leasing operations	1,119	360
Forestry	2,509	2,681
Corporate	2,389	2,211
Total development property	163,024	161,252

Operating property:
Residential real estate	8,091	8,091
Resorts and leisure	109,346	109,425
Leasing operations	81,307	79,550
Forestry	19,517	19,300
Other	50	50
Total operating property	218,311	216,416
Less: Accumulated depreciation	68,327	64,069
Total operating property, net	149,984	152,347
Investment in real estate, net	$313,008	$313,599

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes mixed-use resort, primary and seasonal residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, utilities and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and utilities. Resorts and leisure development property consists of improvements and expansion of existing beach club property. Leasing development property primarily includes the land development and construction for the consolidated joint venture at Pier Park North. Development property in the leasing operations and resorts and leisure segments will be reclassified as operating property as it is placed into service.
Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, golf courses, a beach club and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the consolidated joint venture at Pier Park North. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.
The Company had no capitalized indirect development costs during the three and nine months ended September 30, 2016, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively, primarily related to the consolidated joint venture at Pier Park North.

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

During the three and nine months ended September 30, 2016, the Company recorded an impairment charge of $0.4 million, included in cost of real estate revenue, related to a commerce park. During the three and nine months ended September 30, 2015, there were no impairments.

4. Investments
Investments and restricted investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices and pricing data from external pricing services that use prices observed for recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net. In addition, at September 30, 2016, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.
At September 30, 2016, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$99,659	$75	$—	$99,734
Corporate debt securities	111,963	2,349	622	113,690
Preferred stock	22,930	397	95	23,232
	234,552	2,821	717	236,656
Restricted investments:
Money market fund	5,640	—	—	5,640
	$240,192	$2,821	$717	$242,296

At December 31, 2015, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. Treasury securities	$184,819	$—	$79	$184,740
Corporate debt securities	7,273	—	981	6,292
Preferred stock	265	—	57	208
	192,357	—	1,117	191,240
Restricted investments:
Guaranteed income fund	7,072	—	—	7,072
	$199,429	$—	$1,117	$198,312

Fairholme Trust Company, LLC, or one of its affiliates (“Fairholme”), has served as an investment advisor to the Company since April 2013. As of September 30, 2016, funds managed by Fairholme beneficially owned approximately 32.3% of the Company’s common stock. Mr. Bruce Berkowitz is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme does not receive any compensation for services as the Company’s investment advisor.
Pursuant to the terms of the Investment Management Agreement with Fairholme, as amended (the “Agreement”), Fairholme agreed to supervise and direct the investments of an investment account established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. Effective November 1, 2016, the Company and Fairholme entered into an Amendment (the “Amendment”) to the Agreement, pursuant to which the Company modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase. All other material investment guidelines remain the same.
As of September 30, 2016, the investment account included $99.7 million of U.S. Treasury securities, $113.7 million of corporate debt securities and $23.2 million of preferred stock investments (all of which are classified within investments on the Company’s condensed consolidated balance sheets). $9.1 million of the $113.7 million corporate debt securities and $0.2 million of the $23.2 million preferred stock are issued by Sears Holdings Corp or affiliates, which may be deemed an affiliate of Fairholme.
During the three months ended September 30, 2016, realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $74.9 million and there were no proceeds from the maturity of available-for-sale securities. During the nine months ended September 30, 2016, realized gains from the sale of available for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $83.3 million and proceeds from the maturity of available-for-sale securities were $185.0 million.
During the three months ended September 30, 2015, realized gains from the sale of available-for-sale securities were $5.3 million, proceeds from the sale of available-for-sale securities were $182.7 million and there were no proceeds from the maturity of available-for-sale securities. During the nine months ended September 30, 2015, realized gains from the sale of available for-sale securities were $5.3 million, proceeds from the sale of available-for-sale securities were $323.7 million and proceeds from the maturity of available-for-sale securities were $310.0 million.

As of September 30, 2016 and December 31, 2015, certain of the Company’s debt securities and preferred stock had unrealized losses of $0.7 million and $1.1 million, respectively, that were deemed temporary and included in accumulated other comprehensive income (loss). The following table provides the debt securities and preferred stock unrealized loss position and related fair values:

	As of September 30, 2016				As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
U.S. Treasury securities	$—	$—	$—	$—	$184,740	$79	$—	$—
Corporate debt securities	14,367	232	4,912	390	6,292	981	—	—
Preferred stock	169	95	—	—	208	57	—	—
	$14,536	$327	$4,912	$390	$191,240	$1,117	$—	$—

As of September 30, 2016 and December 31, 2015, the Company did not intend to sell the investments with unrealized losses and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity; therefore, the Company does not believe that its investment in the debt securities and preferred stock was other-than-temporarily impaired at September 30, 2016 and December 31, 2015.
The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at September 30, 2016, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$113,393	$113,944
Due after one year through five years	98,130	99,398
Due after ten years through fifteen years	99	82
	211,622	213,424
Preferred stock	22,930	23,232
Restricted investments	5,640	5,640
	$240,192	$242,296

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
The financial instruments measured at fair value on a recurring basis at September 30, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$9,795	$—	$—	$9,795
Commercial paper	139,463	—	—	139,463
Debt securities:
U.S. Treasury securities	99,734	—	—	99,734
Corporate debt securities	62,606	51,084	—	113,690
Preferred stock	19,185	4,047	—	23,232
Restricted investments:
Money market fund	5,640	—	—	5,640
	$336,423	$55,131	$—	$391,554
The financial instruments measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,233	$—	$—	$18,233
Commercial paper	174,973	—	—	174,973
Debt securities:
U.S. Treasury securities	184,740	—	—	184,740
Corporate debt securities	—	6,292	—	6,292
Preferred stock	—	208	—	208
Restricted investments:
Guaranteed income fund	—	7,072	—	7,072
	$377,946	$13,572	$—	$391,518
Money market funds, U.S. Treasury securities, commercial paper, certain corporate debt securities and certain preferred stock are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
Certain corporate debt securities and certain preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and these are measured primarily using pricing data from external pricing services that use prices observed for recently executed market transactions. For these reasons, the Company has determined that certain corporate debt securities and certain preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of December 31, 2015, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity and a rate of return. The Prudential Guaranteed Income Fund was valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and was categorized as a level 2 financial instrument. During the nine months ended September 30, 2016 the assets were transferred to a Vanguard Money Market Fund, which invests in U.S. government securities and seeks to provide current income and preserve shareholders’ principal investment. The Vanguard Money Market Fund is measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15, Employee Benefit Plans.
Fair Value of Financial Instruments

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by special purpose entities - Time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the Investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the Senior Notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	September 30, 2016			December 31, 2015
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$10,494	$13,386	3	$10,246	$13,333	3
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$8,543	$8,759	1	$8,785	$9,033	1
Liabilities
Senior Notes held by special purpose entity	$176,255	$215,725	3	$176,094	$178,035	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified special purpose entities (the “SPEs”) used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs, nor does the Company perform any service activity related to the SPEs. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of September 30, 2016 and December 31, 2015.
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

The Company has a beneficial or retained interest investment related to these SPEs of $10.5 million and $10.2 million as of September 30, 2016 and December 31, 2015, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.3%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the three and nine months ended September 30, 2016 and 2015.

In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its condensed consolidated balance sheets in connection with the installment sale monetization transactions in 2007 and 2008.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration consisting of (i) cash, (ii) a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (“AgReserves SPE”) and (iii) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of AgReserves SPE, in favor of the Company. In 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC (“NFTF”), a bankruptcy-remote, qualified special purpose entity wholly-owned by the Company. NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. AgReserves SPE and NFTF are VIEs, which the Company consolidates as the primary beneficiary of each entity. The investments held by the SPEs consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $8.1 million and cash of $0.4 million. The Senior Notes issued by NFTF consist of $176.3 million net of the $3.7 million discount and debt issuance costs.
6. Notes Receivable, Net
Notes receivable, net consists of the following:

	September 30, 2016	December 31, 2015
Pier Park Community Development District notes, non-interest bearing, due September 2022, net of unamortized discount of $0.1 million, effective rates 5.93% — 6.50%	$1,792	$1,985
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, any remaining payments outstanding are due December 2016	33	90
Various mortgage notes, secured by certain real estate, bearing interest at various rates	216	480
Total notes receivable, net	$2,041	$2,555
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date.

7. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010.  In exchange for this release, the Company will receive the amount of $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  Payment of the settlement amount is to be made pursuant to the following schedule: the amount of $5.0 million due in October of 2016 followed by payments of $2.7 million due in October of 2017, 2018 and 2019. On October 3, 2016, the Company received the $5.0 million payment.  The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the three months ended September 30, 2016 and the period from March 24, 2016 to September 30, 2016 was $0.1 million and $0.2 million, respectively.

8. Other Assets

Other assets consist of the following:

	September 30, 2016	December 31, 2015
Retained interest investments	$10,494	$10,246
Accounts receivable, net	4,134	4,382
Prepaid expenses	5,823	5,849
Straight line rent	3,848	3,732
Income tax receivable	327	2,275
Other assets	7,782	6,751
Accrued interest receivable for Senior Notes held by special purpose entity	935	3,338
Total other assets	$33,343	$36,573

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
Consolidated Real Estate Joint Ventures
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2016 and December 31, 2015.
In October 2015, the Pier Park North joint venture refinanced a construction loan by entering into a $48.2 million loan (the “Refinanced Loan”), which is secured by a first lien on, and security interest in, a majority of the Pier Park North joint venture’s property and a $6.6 million short term letter of credit. In October 2016, the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. Additionally, in connection with this refinancing, each of the Pier Park North joint venture partners executed a limited guarantee in favor of the lender, based on their percentage ownership in the joint venture. See Note 10, Debt.

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
Unconsolidated Real Estate VIE
As of September 30, 2016, the Company is a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

Summarized financial information for ALP is as follows:

	September 30, 2016	December 31, 2015

Cash and cash equivalents	$12,796	$13,760
Other assets	59	58
Total assets	$12,855	$13,818

Accounts payable and other liabilities	$1,535	$1,978
Equity(1)	11,320	11,840
Total liabilities and equity	$12,855	$13,818

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
For the three months ended September 30, 2016 and 2015, ALP reported net loss of $0.2 million and $0.4 million, respectively. For the nine months ended September 30, 2016 and 2015, ALP reported net loss of $0.5 million and $1.6 million, respectively.

10. Debt

Debt consists of the following at September 30, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$635	$47,565
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2031 - May 2039, bearing interest at 3.09% to 7.0% at September 30, 2016	6,668	—	6,668
Total debt	$54,868	$635	$54,233

Debt consists of the following at December 31, 2015:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North joint venture, due November 2025, bearing interest at 4.1%	$48,200	$720	$47,480
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 - May 2039, bearing interest at 2.8% to 7.0% at December 31, 2015	6,994	—	6,994
Total debt	$55,194	$720	$54,474
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
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $6.7 million and $7.0 million related to CDD assessments as of September 30, 2016 and December 31, 2015, respectively. The Company’s total outstanding CDD assessments were $21.9 million and $22.5 million at September 30, 2016 and December 31, 2015, respectively. The Company pays interest on the total outstanding CDD assessments.

The aggregate maturities of debt subsequent to September 30, 2016 are:

September 30, 2016
2016	$96
2017	991
2018	1,032
2019	1,075
2020	1,119
Thereafter	50,555
$54,868

11. Other Liabilities
Other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Accounts payable	$2,724	$2,585
Accrued compensation	2,541	3,366
Deferred revenue	15,493	15,584
Membership deposits and initiation fees	7,305	7,416
Advance deposits	3,291	3,574
Other accrued liabilities	11,339	6,505
Accrued interest expense for Senior Notes held by special purpose entity	712	2,850
Total other liabilities	$43,405	$41,880
Deferred revenue at September 30, 2016 and December 31, 2015 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell rural land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Membership deposits and initiation fees consist of deposits and fees received for club memberships. Initiation fees are recognized as revenue over the estimated average duration of membership.
Advance deposits consist of deposits received on hotel rooms and vacation rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.
Other accrued liabilities include $3.8 million of accrued property taxes as of September 30, 2016, which are generally paid annually in November. As of December 31, 2015 the Company had no accrued property taxes.

12. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax income or loss as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Tax expense at the federal statutory rate	$1,280	$1,415	$6,424	$996
State income tax expense (net of federal benefit)	128	142	642	100
Tax effect of timber at the federal statutory rate of 23.8%	(121)	—	(381)	—
Decrease in valuation allowance	(350)	(87)	(713)	(245)
Fees and expenses for the SEC investigation	—	(256)	—	1,092
Other	11	30	(802)	91
Total income tax expense	$948	$1,244	$5,170	$2,034
As of September 30, 2016, the Company had no federal net operating loss carryforwards and had $313.1 million of state net operating loss carryforwards, which are available to offset future taxable income through 2031.
In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2015, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $6.0 million. During the nine months ended September 30, 2016, the Company reversed $0.7 million of the valuation allowance that was recorded as of December 31, 2015. As of September 30, 2016, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.3 million for these deferred tax assets.

The Company had approximately $1.7 million of total unrecognized tax benefits as of each September 30, 2016 and December 31, 2015. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.

13. Accumulated Other Comprehensive Income (Loss)
Following is a summary of the changes in the accumulated balances of accumulated other comprehensive income (loss), which is presented net of tax, as of September 30, 2016:

Unrealized Gains on Available-for-Sale Securities
Accumulated other comprehensive loss at December 31, 2015	$(686)
Other comprehensive income before reclassifications	2,005
Amounts reclassified from accumulated other comprehensive income	(25)
Other comprehensive income	1,980
Accumulated other comprehensive income at September 30, 2016	$1,294
Following is a summary of the tax effects allocated to other comprehensive income (loss) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized gains on available-for-sale investments	$3,257	$(1,253)	$2,004
Less: reclassification adjustment for gains included in earnings	(40)	15	(25)
Net unrealized gains	3,217	(1,238)	1,979
Other comprehensive income	$3,217	$(1,238)	$1,979

	Three Months Ended September 30, 2015
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized gains on available-for-sale investments	$3,710	$(1,465)	$2,245
Less: reclassification adjustment for gains included in earnings	(5,276)	2,522	(2,754)
Net unrealized gains	(1,566)	1,057	(509)
Other comprehensive loss	$(1,566)	$1,057	$(509)

Following is a summary of the tax effects allocated to other comprehensive income for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized gains on available-for-sale investments	$3,259	$(1,254)	$2,005
Less: reclassification adjustment for gains included in earnings	(40)	15	(25)
Net unrealized gains	3,219	(1,239)	1,980
Other comprehensive income	$3,219	$(1,239)	$1,980

	Nine Months Ended September 30, 2015
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on debt securities:
Unrealized gains on available-for-sale investments	$6,956	$(2,738)	$4,218
Less: reclassification adjustment for gains included in earnings	(5,276)	2,522	(2,754)
Net unrealized gains	1,680	(216)	1,464
Other comprehensive income	$1,680	$(216)	$1,464

14. Stockholders’ Equity
Stock Repurchase Program
During the nine months ended September 30, 2016, the Company repurchased 995,650 shares of its common stock at an average purchase price of $14.88 per share, for an aggregate purchase price of $14.8 million, pursuant to its stock repurchase program (the “Stock Repurchase Program”). As of September 30, 2016, the Company had a total authority of $190.9 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. In July 2016, the Company retired 17,998,658 shares of treasury stock at a value of $320.1 million.
Issuance of Common Stock for Director’s Fees
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board of Directors as part of their compensation package and pursuant to the 2015 Performance and Equity Incentive Plan.  These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, with the remaining balance vesting 25% on November 17, 2016 and February 17, 2017.  For the three and nine months ended September 30, 2016, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Employee Benefit Plans
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. At September 30, 2016 and December 31, 2015, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $5.6 million and $7.1 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be up to the next five years. During the nine months ended September 30, 2016 and 2015, the Company recorded an expense of $1.4 million and $0.9 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants during that period. In addition, any gains and losses on these assets are reflected in the Company’s condensed consolidated financial statements and were less than a $0.1 million gain for both the three and nine months ended September 30, 2016 and 2015. Refer to Note 5, Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$1,528	$1,120	$1,969	$5,509
Accretion income	960	639	2,002	2,184
Realized gains on the sale of investments	40	5,276	40	5,276
Total net investment income from available-for-sale securities	2,528	7,035	4,011	12,969
Interest income from investments in special purpose entities	2,051	2,050	6,151	6,150
Interest accrued on notes receivable and other interest	110	40	216	657
Total investment income, net	4,689	9,125	10,378	19,776
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	(2,259)	(2,189)	(6,640)	(6,566)
Interest expense	(816)	(686)	(2,615)	(1,831)
Total interest expense	(3,075)	(2,875)	(9,255)	(8,397)
Claim settlement	—	—	12,548	—
Other, net
Fees and expenses for the SEC investigation	—	(438)	—	(7,869)
Accretion income from retained interest investments	249	237	733	674
Hunting lease income	138	135	415	425
Other income, net	48	201	339	468
Other, net	435	135	1,487	(6,302)

Total other income	$2,049	$6,385	$15,158	$5,077

Investment income, net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Realized gains on the sale of investments include the gain recognized on the sale of an available-for-sale security prior to maturity.
    Interest income from investments in SPEs primarily includes interest accrued or received on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by NFTF.
Interest expense
Interest expense includes interest expense related to the Company’s CDD debt and the construction loan and Refinanced Loan in the Pier Park North joint venture. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by the special purpose entity, are amortized based on the effective interest method at an effective rate of 4.9%.
Claim settlement

Claim settlement during the nine months ended September 30, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 7, Claim Settlement Receivable for further discussion.
Other, net
During the three and nine months ended September 30, 2015, the Company expensed a total of $0.4 million and $7.9 million, respectively, related to the SEC investigation, which was resolved in October 2015. This amount was included in Other, net in the condensed consolidated statements of income.
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
The residential real estate segment generates revenue from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped lots. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenue and incurs costs from the WaterColor Inn and Resort, vacation rental program, management of The Pearl Hotel, four golf courses, a beach club, marina operations and other related resort activities. The leasing segment generates revenue and costs from retail and commercial leasing operations, including the Company’s consolidated joint venture at Pier Park North. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The Company uses income before income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Total revenue represent sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue and non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Revenue
Residential real estate	$3,122	$4,861	$15,905	$14,291
Commercial real estate	631	—	631	4,660
Resorts and leisure	19,046	18,537	47,590	45,657
Leasing operations	2,655	2,528	7,336	6,741
Forestry	1,509	1,885	5,233	11,355
Other	229	19	302	64
Total operating revenue	$27,192	$27,830	$76,997	$82,768

Income (loss) before income taxes:
Residential real estate	$237	$(1,622)	$4,676	$(1,617)
Commercial real estate	(496)	(654)	(1,644)	(1,265)
Resorts and leisure	2,420	2,607	3,414	3,142
Leasing operations	454	517	75	1,001
Forestry	1,282	1,759	4,376	10,167
Other	(253)	1,395	7,103	(8,623)
Total income before income taxes	$3,644	$4,002	$18,000	$2,805

	September 30, 2016	December 31, 2015
Total Assets:
Residential real estate	$108,514	$109,791
Commercial real estate	60,484	62,649
Resorts and leisure	72,720	75,441
Leasing operations	81,188	81,400
Forestry	20,213	20,244
Other	643,310	633,217
Total assets	$986,429	$982,742

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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $2.3 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At September 30, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively, and standby letters of credit in the amount of $0.4 million and $0.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At September 30, 2016, the Company has a total of $4.8 million in contractual obligations, of which $4.1 million are for the remainder of 2016, $0.3 million are for 2017 and $0.4 million are for 2018.
In connection with the Refinanced Loan, the Company guaranteed the joint venture’s obligations under a short term $6.6 million letter of credit which is securing a portion of the joint venture’s obligations under the Refinanced Loan. In October 2016, the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. See Note 9, Real Estate Joint Ventures for a further discussion on the Refinanced Loan.
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

19. Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing expenses. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, notes receivable, other receivables, investments held by SPEs and investments in retained interests. The Company deposits and invests cash with regional financial institutions, which balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2016, the Company had $99.7 million invested in U.S. Treasury securities, $113.7 million invested in eight issuers of corporate debt securities that are non-investment grade and $23.2 million invested in three issuers of preferred stock that are non-investment grade. In addition, as of September 30, 2016, the Company had investments in short term commercial paper from seven issuers of $139.5 million.

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
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Operating Revenue
Residential real estate	11.5%	17.4%	20.7%	17.3%
Commercial real estate	2.3%	—%	0.8%	5.6%
Resorts and leisure	70.0%	66.6%	61.8%	55.2%
Leasing operations	9.8%	9.1%	9.5%	8.1%
Forestry	5.6%	6.8%	6.8%	13.7%
Other	0.8%	0.1%	0.4%	0.1%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The Watersound Origins community is a residential community in South Walton County, Florida, with direct access to Lake Powell. The project has received government approval for 1,074 single-family units with an additional multi-family component, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meets our investment return criteria and the availability of capital resources to fund such development. The Watersound Origins community includes a six-hole golf course that is operated by our resorts and leisure segment.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The project has received government approval for 368 single family units. However, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria and the availability of capital resources to fund such development.

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

We have other residential communities, such as the SummerCamp Beach, RiverCamps and WindMark Beach communities that have homesites available for sale. In addition, we have residential communities, such as the WaterColor, WaterSound Beach and WaterSound West Beach communities that are substantially developed and the remaining developed and available homesites in these communities are available for sale.

Our residential real estate segment generates revenue primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of impact fee credits; marketing fees and other fees on certain transactions. The results of our residential real estate revenue may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community.

Our customer base for the sale of developed homesites is primarily focused on homebuilders. Homebuilders generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales. In addition, the mix of homesites that we currently sell consists mostly of homesites in our primary communities which typically have a lower price and gross profit margin than homesites in our resort communities.

Our residential real estate segment incurs cost of revenue primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration and selling costs.

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

As part of the April 2014 RiverTown real estate sale, the buyer, Mattamy, is obligated to pay impact fees. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees will be based on a variety of factors outside our control. We received $0.1 million and $0.2 million during the three and nine months ended September 30, 2016, respectively, and we have received a total of approximately $0.5 million from April 2014 through September 30, 2016.

Commercial Real Estate
In our commercial real estate segment, we plan, develop and entitle our land holdings for a variety of uses including a broad range of retail, office, hotel and industrial uses. We sell land for commercial and light industrial uses. From time to time, our commercial real estate segment also evaluates opportunities to maximize value by selling some of our resorts, leisure or operating properties.

Our commercial real estate segment generates revenue from the sale of developed and undeveloped land for retail, office, hotel and industrial uses, from the sale of undeveloped land or land with limited development and easements and the sale of commercial operating properties. Our commercial real estate segment incurs costs of revenue from costs directly associated with the land, development, construction and selling costs.

Resorts and Leisure

Our resorts and leisure segment features a diverse portfolio of vacation rentals and a hotel, as well as golf courses, a beach club, marinas and other related resort amenities.

WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Revenue generated for our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenue from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenue. The vacation rental business also incurs expenses from standard lodging personnel, such as front desk, reservations and marketing.

Clubs - Our club operations include our golf courses, beach club and facilities that generate revenue from memberships, daily play at our golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course and beach club facilities, personnel costs and third party management fees.

St. Joe Club & Resorts includes our private membership club that provides members, participating homeowners and their rental guests access to our facilities. The focus is on creating a world class membership experience combined with the all-inclusive aspects of a four star/four diamond resort.

Marinas - Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.

Leasing Operations
Our leasing operations generate revenue from leasing retail and commercial property, including properties located in our consolidated joint venture at Pier Park North, commerce parks and our industrial park, VentureCrossings, and incur expenses primarily from maintenance and management of these properties and personnel costs. Our Pier Park North joint venture also incurs interest and financing expenses related to its loan as described in Note 9, Real Estate Joint Ventures.

Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products. We generate revenue from our forestry segment primarily from open market sales of timber. We sell product on site without the associated delivery costs. Our forestry segment generates revenue from the sale of wood fiber, sawtimber, standing timber and forest products. Our forestry segment incurs costs of revenue from internal costs of forestry management and property taxes.

Our forestry segment may also generate revenue from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes in these policies during the first nine months of 2016, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements
See Note 1 to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality
Our businesses may be affected by seasonal fluctuations. For example, revenue from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect described above, our residential real estate business from retail sales, which have a more consistent flow of revenue, are predominantly sales to homebuilders, who tend to buy multiple lots in sporadic transactions which impacts the variability in our results of operations. In addition, the results of our residential real estate revenue may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand. These variables have caused, and may continue to cause, our operating results to vary significantly from period to period.

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Real estate revenue	$4.2	$4.9	$18.0	$24.3
Resorts and leisure revenue	19.0	18.5	47.6	45.7
Leasing revenue	2.7	2.5	7.4	6.8
Timber revenue	1.3	1.9	4.0	6.0
Total	27.2	27.8	77.0	82.8
Expenses:
Cost of real estate revenue	2.0	2.5	6.7	12.3
Cost of resorts and leisure revenue	15.4	14.7	40.4	38.2
Cost of leasing revenue	0.7	0.7	2.2	2.0
Cost of timber revenue	0.2	0.2	0.6	0.6
Other operating and corporate expenses	5.2	9.9	17.7	24.7
Depreciation, depletion and amortization	2.1	2.2	6.5	7.3
Total expenses	25.6	30.2	74.1	85.1
Operating income (loss)	1.6	(2.4)	2.9	(2.3)
Other income (expense):
Investment income, net	4.7	9.1	10.4	19.8
Interest expense	(3.1)	(2.9)	(9.3)	(8.4)
Claim settlement	—	—	12.5	—
Other, net	0.4	0.2	1.5	(6.3)
Total other income	2.0	6.4	15.1	5.1
Income before income taxes	3.6	4.0	18.0	2.8
Income tax expense	(0.9)	(1.2)	(5.2)	(2.0)
Net income	$2.7	$2.8	$12.8	$0.8

Real Estate Revenue and Gross Profit.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	% (1)	2015	% (1)	2016	% (1)	2015	% (1)
	Dollars in millions				Dollars in millions
Revenue:
Residential real estate revenue	$3.1	73.8%	$4.9	100.0%	$15.9	88.4%	$14.3	58.9%
Commercial real estate revenue	0.6	14.3%	—	—%	0.6	3.3%	4.7	19.3%
Rural land and other revenue	0.5	11.9%	—	—%	1.5	8.3%	5.3	21.8%
Real estate revenue	$4.2	100.0%	$4.9	100.0%	$18.0	100.0%	$24.3	100.0%

Gross profit:
Residential real estate revenue	$1.8	58.1%	$2.4	49.0%	$10.1	63.5%	$6.8	47.6%
Commercial real estate revenue	—	—%	—	—%	—	—%	0.5	10.6%
Rural land and other revenue	0.4	80.0%	—	—%	1.2	80.0%	4.7	88.7%
Gross profit	$2.2	52.4%	$2.4	49.0%	$11.3	62.8%	$12.0	49.4%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Real Estate Revenue. During the three months ended September 30, 2016, residential real estate revenue decreased $1.8 million, or 36.7%, as compared to the same period in 2015, primarily due to the mix of homesites sold in our primary home communities. During both the three months ended September 30, 2016 and 2015, we sold 34 lots. The revenue for each period was impacted by the volume of sales within each of the communities and variance in pricing among the communities. During the nine months ended September 30, 2016, residential real estate revenue increased $1.6 million, or 11.2%, as compared to the same period in 2015, primarily due to a $3.4 million unimproved land sale and the mix of homesites sold in our communities. During the nine months ended September 30, 2016, we sold 79 lots compared to 122 lots during the same period in 2015, due to the timing of builder contractual closing obligations.

During the three and nine months ended September 30, 2016 there were three commercial real estate sales totaling approximately 4 acres for $0.6 million. During the three months ended September 30, 2015, there was no commercial real estate revenue. During the nine months ended September 30, 2015, there were two sales of commercial real estate totaling approximately 11 acres for $4.7 million.

During the three months ended September 30, 2016, we sold approximately 90 acres of rural and timber land for $0.2 million and approximately 3 acres of mitigation bank credits for less than $0.3 million. During the three months ended September 30, 2015 there was no rural land and other revenue. During the nine months ended September 30, 2016, we sold approximately 696 acres of rural and timber land for $1.2 million and approximately 4 acres of mitigation bank credits for $0.3 million. During the nine months ended September 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million and approximately 1 acre of mitigation bank credits for less than $0.1 million. Revenue from rural land and commercial real estate can vary drastically from period to period.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Real Estate and Forestry.

Real Estate Revenue Gross Profit. During the three months ended September 30, 2016, residential real estate gross profit was $1.8 million, or 58.1%, as compared to $2.4 million, or 49.0%, during the same period in 2015. During the nine months ended September 30, 2016, residential real estate gross profit was $10.1 million, or 63.5%, as compared to $6.8 million, or 47.6%, during the same period in 2015. Included in the residential real estate revenue for the nine months ended September 30, 2016, is a $3.4 million unimproved land sale with a gross profit of $3.3 million due to a low historical basis.

During the three and nine months ended September 30, 2016, cost of commercial real estate revenue included $0.2 million on the sale of commercial real estate and $0.4 million of impairment charges related to a commerce park, which resulted in no commercial real estate gross profit. During the three months ended September 30, 2015, there were no commercial real estate sales or gross profit. During the nine months ended September 30, 2015, the commercial real estate gross profit was $0.5 million, or 10.6%.

During the three months ended September 30, 2016, rural land and other revenue gross profit was $0.4 million, or 80.0%. During the three months ended September 30, 2015, there was no rural land and other revenue or gross profit. During the nine months ended September 30, 2016, rural land and other revenue gross profit was $1.2 million, or 80.0%, as compared to $4.7 million, or 88.7%, during the same period in 2015.

Our gross profit margin can vary significantly from period to period depending on the type of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
Resorts and Leisure Revenue and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Dollars in millions
Resorts and leisure revenue	$19.0	$18.5	$47.6	$45.7
Gross profit	$3.6	$3.8	$7.2	$7.5
Gross margin	18.9%	20.5%	15.1%	16.4%

Resorts and leisure revenue increased $0.5 million, or 2.7%, during the three months ended September 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program and increased membership revenue. Revenue from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Our gross margin decreased during the three months ended September 30, 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to the same period in 2015.
Resorts and leisure revenue increased $1.9 million, or 4.2%, during the nine months ended September 30, 2016, as compared to the same period in 2015, due to additional vacation rental revenue from renting larger homes, higher room rates and increased membership revenue. Our gross margin has decreased during the nine months ended September 30, 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to the same period in 2015.
Leasing Revenue and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Dollars in millions
Leasing revenue	$2.7	$2.5	$7.4	$6.8
Gross profit	$2.0	$1.8	$5.2	$4.8
Gross margin	74.1%	72.0%	70.3%	70.6%

Leasing revenue increased $0.2 million, or 8.0%, during the three months ended September 30, 2016, as compared to the same period in 2015. Leasing revenue increased $0.6 million, or 8.8%, during the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in revenue for both the three and nine months ended September 30, 2016, is primarily due to the continued commencement of revenue from new store openings in our Pier Park North joint venture, as well as other new leases.

Timber Revenue and Gross Profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	Dollars in millions
Timber revenue	$1.3	$1.9	$4.0	$6.0
Gross profit	$1.1	$1.7	$3.4	$5.4
Gross margin	84.6%	89.5%	85.0%	90.0%

Timber revenue decreased $0.6 million, or 31.6%, during the three months ended September 30, 2016 as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. There were 84,000 tons sold during the three months ended September 30, 2016, as compared to 109,000 tons sold during the three months ended September 30, 2015.
Timber revenue decreased $2.0 million, or 33.3%, during the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. There were 229,000 tons sold during the nine months ended September 30, 2016, as compared to 338,000 tons sold during the nine months ended September 30, 2015.
Other operating and corporate expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Employee costs	$1.8	$4.5	$5.3	$10.0
401(k) contribution / pension costs	—	—	1.4	1.1
Non-cash stock compensation costs	—	—	0.1	0.2
Property taxes and insurance	1.4	1.4	4.2	4.4
Professional fees	1.2	2.8	3.8	5.6
Marketing and owner association costs	0.3	0.3	1.0	1.0
Occupancy, repairs and maintenance	0.2	0.2	0.5	0.7
Other	0.3	0.7	1.4	1.7
Total other operating and corporate expense	$5.2	$9.9	$17.7	$24.7
Other operating and corporate expenses decreased by $4.7 million, or 47.5%, during the three months ended September 30, 2016, as compared to the same period in 2015. Other operating and corporate expenses decreased by $7.0 million, or 28.3%, during the nine months ended September 30, 2016, as compared to the same period in 2015. The decrease in other operating and corporate expenses is primarily due to our continued focus on a low expense structure, which has led to decreases in personnel costs, professional fees and other expenses.

Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) realized gains from our available for-sale-investments, (iv) interest income earned on the time deposit held by the Buyer SPE and (v) interest earned on mortgage notes receivable.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$1.5	$1.1	$2.0	$5.5
Accretion income	1.0	0.6	2.0	2.1
Realized gains on the sale of investments	—	5.3	—	5.3
Total net investment income from available-for-sale securities	2.5	7.0	4.0	12.9
Interest income from investments in special purpose entities	2.1	2.1	6.2	6.2
Interest accrued on notes receivable and other interest	0.1	—	0.2	0.7
Total investment income, net	$4.7	$9.1	$10.4	$19.8

Investment income, net, decreased $4.4 million, or 48.4%, to $4.7 million for the three months ended September 30, 2016 as compared to $9.1 million for the three months ended September 30, 2015, due primarily to the sale of certain corporate debt securities at a realized gain of $5.3 million during the three months ended September 30, 2015, which was partially offset by an increase in interest and dividend income and accretion income on available-for-sale securities for the three months ended September 30, 2016.
Investment income, net decreased $9.4 million, or 47.5%, to $10.4 million for the nine months ended September 30, 2016 as compared to $19.8 million for the nine months ended September 30, 2015, due primarily to the sale of certain corporate debt securities at a realized gain of $5.3 million during the nine months ended September 30, 2015 and a decrease in interest and dividend income on available-for-sale securities during the nine months ended September 30, 2016. The decrease in interest and dividend income was due primarily to the reduction in investments held during the period. During the nine months ended September 30, 2016, the average balance of investments was approximately $209.4 million compared to an average of approximately $412.5 million for the nine months ended September 30, 2015. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2015 and 2016 under our Stock Repurchase Program.
Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan and Refinanced Loan for our consolidated Pier Park North joint venture.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.3	$2.2	$6.7	$6.6
Interest expense	0.8	0.7	2.6	1.8
Total interest expense	$3.1	$2.9	$9.3	$8.4

Interest expense increased $0.2 million, or 6.9%, and $0.9 million, or 10.7%, during the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in interest expense is primarily related to the Refinanced Loan for our consolidated Pier Park North joint venture.

Claim settlement. Claim settlement consists of $12.5 million for the nine months ended September 30, 2016 due to a settlement related to the Deepwater Horizon oil spill.

Other, net. During the three and nine months ended September 30, 2015, the Company expensed a total of $0.4 million and $7.9 million, respectively, related to the SEC investigation, which was resolved in October 2015.

Income tax expense. We recorded income tax expense of $0.9 million during the three months ended September 30, 2016, as compared to income tax expense of $1.2 million during the same period in 2015. Our effective tax rate was 25.9% for the three months ended September 30, 2016, as compared to 31.1% during the same period in 2015.

We recorded income tax expense of $5.2 million during the nine months ended September 30, 2016, as compared to income tax expense of $2.0 million during the same period in 2015. Our effective tax rate was 28.2% for the nine months ended September 30, 2016, as compared to 71.5% during the same period in 2015.

These effective tax rates differ from the U.S. Federal statutory rate of 35% primarily due to the effect of the lower timber rate of 23.8%, impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. Our effective rate for the nine months ended September 30, 2015, reflected our expectation that settlement costs related to the SEC investigation may not be deductible for income tax purposes, which increased our effective rate in 2015.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops mixed-use resort, primary and seasonal residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Real estate revenue	$2.7	$4.4	$14.4	$13.0
Other revenue	0.4	0.5	1.5	1.3
Total revenue	3.1	4.9	15.9	14.3
Expenses:
Cost of real estate and other revenue	1.3	2.5	5.8	7.5
Other operating expenses	1.3	3.6	4.2	8.0
Depreciation and amortization	—	0.1	0.3	0.4
Total expenses	2.6	6.2	10.3	15.9
Operating income (loss)	0.5	(1.3)	5.6	(1.6)
Other expense	(0.3)	(0.3)	(0.9)	—
Net income (loss) before income taxes	$0.2	$(1.6)	$4.7	$(1.6)

Real estate revenue include sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes brokerage fees, marketing fees and impact fee credits sold. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). For the three and nine months ended September 30, 2015, other operating expenses include non-recurring expenses related to the Bay-Walton Sector Plan.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Three Months Ended September 30, 2016					Three Months Ended September 30, 2015
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	(Dollars in millions)
Resort homesites	2	$1.2	$0.3	$0.9	75.0%	3	$1.4	$0.4	$1.0	71.4%
Primary homesites	32	1.5	0.7	0.8	53.3%	31	3.0	1.7	1.3	43.3%
Total	34	$2.7	$1.0	$1.7	63.0%	34	$4.4	$2.1	$2.3	52.3%

Resort homesites. Revenue from resort homesite sales decreased $0.2 million, or 14.3%, during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to the number and mix of homesites sold in our resort home communities. During the three months ended September 30, 2016, the average revenue per resort homesite sold was approximately $0.6 million, as compared to approximately $0.4 million during the same period in 2015. Gross profit margins increased to 75.0% during the three months ended September 30, 2016, as compared to 71.4% during the same period in 2015, primarily due to the mix of homesites sold during each respective period.

Primary homesites. Revenue from primary homesite sales decreased $1.5 million, or 50.0%, during the three months ended September 30, 2016, as compared to the same period in 2015, due to the mix of sales, which were primarily in our Watersound Origins, Breakfast Point and Southwood communities. During the three months ended September 30, 2016, the average revenue per primary homesite sold was less than $0.1 million, as compared to approximately $0.1 million during the same period in 2015. Gross profit margin increased to 53.3% during the three months ended September 30, 2016, as compared to 43.3% during the same period in 2015, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.
Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $2.3 million, or 63.9%, during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreases in personnel costs and professional fees, due to our continued focus on a low expense structure.
During the three months ended September 30, 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
For the three months ended September 30, 2016 and 2015, other expense primarily consists of interest expense on CDD assessments and other miscellaneous expenses, partially offset by interest earned on our mortgage notes receivable.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Nine Months Ended September 30, 2016					Nine Months Ended September 30, 2015
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	(Dollars in millions)
Resort homesites	10	$5.8	$2.2	$3.6	62.1%	17	$5.9	$2.1	$3.8	64.4%
Resort home	—	—	—	—	—%	1	0.8	0.8	—	—%
Primary homesites	69	5.2	2.6	2.6	50.0%	104	6.3	3.6	2.7	42.9%
Land sale	N/A	3.4	0.1	3.3	97.1%	N/A	—	—	—	—%
Total	79	$14.4	$4.9	$9.5	66.0%	122	$13.0	$6.5	$6.5	50.0%

Resort homesites and resort home. Revenue from resort homesite sales decreased $0.1 million, or 1.7%, during the nine months ended September 30, 2016, as compared to the same period in 2015. During the nine months ended September 30, 2016, the average revenue per resort homesite sold was approximately $0.5 million, as compared to approximately $0.4 million during the same period in 2015. Gross profit margins decreased to 62.1% during the nine months ended September 30, 2016, as compared to 64.4% during the same period in 2015, primarily due to the mix of homesites sold during each respective period.
Primary homesites. Revenue from primary homesite sales decreased $1.1 million, or 17.5%, during the nine months ended September 30, 2016, as compared to the same period in 2015, due to the mix and timing of sales, which were primarily in our Watersound Origins, Breakfast Point and Southwood communities. During both the nine months ended September 30, 2016 and 2015, the average revenue per primary homesite sold was approximately $0.1 million. Gross profit margin increased to 50.0% during the nine months ended September 30, 2016, as compared to 42.9% during the same period in 2015, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.
Land sales. During the nine months ended September 30, 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel and other administrative expenses. Other operating expenses decreased $3.8 million, or 47.5%, during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreases in personnel costs and professional fees, due to our continued focus on a low expense structure.
During the nine months ended September 30, 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
For the nine months ended September 30, 2016, other expense primarily consists of interest expense on CDD assessments and other miscellaneous expenses, partially offset by interest earned on our mortgage notes receivable.

Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, apartments and industrial uses. From time to time, our commercial real estate segment may also sell properties in our resort and leisure or leasing operations segments. The timing of commercial real estate revenue can vary depending on the demand, size and location of the property.

The table below sets forth the results of operations of our commercial real estate segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Real estate revenue	$0.6	$—	$0.6	$4.7
Expenses:
Cost of real estate revenue	0.6	—	0.6	4.2
Other operating expenses	0.5	0.6	1.6	1.7
Total expenses	1.1	0.6	2.2	5.9
Operating loss	(0.5)	(0.6)	(1.6)	(1.2)
Other expense	—	(0.1)	—	(0.1)
Net loss before income taxes	$(0.5)	$(0.7)	$(1.6)	$(1.3)

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

Commercial land sales can vary depending on the mix of commercial land sold in each period, with varying compositions of retail, office, light industrial and other commercial uses. During the three and nine months ended September 30, 2016, there were three commercial real estate sales totaling approximately 4 acres for $0.6 million. During the three and nine months ended September 30, 2016, impairment charges of $0.4 million were included in cost of real estate revenue, related to a commerce park. During the three months ended September 30, 2015, there was no commercial real estate revenue. During the nine months ended September 30, 2015, there were two sales of commercial real estate totaling approximately 11 acres for $4.7 million.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes recurring revenue from our resorts and leisure operations. Resorts and leisure revenue and cost of resorts and leisure revenue include results of operations from the WaterColor Inn and vacation rental program, four golf courses, a beach club, marina operations, membership fees, other management services, including management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Resorts and leisure revenue	$19.0	$18.5	$47.6	$45.7
Expenses:
Cost of resorts and leisure revenue	15.4	14.7	40.4	38.2
Other operating expenses	0.1	0.1	0.5	0.3
Depreciation	1.1	1.1	3.3	4.0
Total expenses	16.6	15.9	44.2	42.5
Net income before income taxes	$2.4	$2.6	$3.4	$3.2
The following table sets forth the detail of our resorts and leisure revenue and cost of revenue:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$14.6	$3.0	20.5%	$14.1	$3.3	23.4%
Clubs	3.6	0.4	11.1%	3.4	0.2	5.9%
Marinas	0.8	0.2	25.0%	1.0	0.3	30.0%
Total	$19.0	$3.6	18.9%	$18.5	$3.8	20.5%
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue from resorts, vacation rentals and other management services increased $0.5 million, or 3.5%, during the three months ended September 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program. Revenue from our clubs increased $0.2 million, or 5.9%, during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to a continued increase in total members, growth in rounds played at the golf courses by resort guests, a strong showing by our food and beverage component at the WaterSound Beach Club and increased membership revenue.
Our gross margin has decreased during the three months ended September 30, 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to the same period in 2015.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$35.3	$5.9	16.7%	$33.8	$6.1	18.0%
Clubs	10.2	0.8	7.8%	9.5	0.8	8.4%
Marinas	2.1	0.5	23.8%	2.4	0.6	25.0%
Total	$47.6	$7.2	15.1%	$45.7	$7.5	16.4%

Revenue from resorts, vacation rentals and other management services increased $1.5 million, or 4.4%, during the nine months ended September 30, 2016, as compared to the same period in 2015, due to an increase in average room rates at both the WaterColor Inn and in the vacation rental program, along with an increase in average home size managed in the vacation rental program. Revenue from our clubs increased $0.7 million, or 7.4%, during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a continued increase in total members, growth in rounds played at the golf courses by resort guests, a strong showing by our food and beverage component at the WaterSound Beach Club and increased membership revenue.
Our gross margin has decreased during the nine months ended September 30, 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to the same period in 2015.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Leasing Operations
Our leasing operations segment includes recurring revenue from our retail and commercial leasing operations, including our consolidated joint venture at Pier Park North.
The table below sets forth the results of operations of our leasing operations segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Leasing revenue	$2.7	$2.5	$7.4	$6.8
Expenses:
Cost of leasing revenue	0.7	0.7	2.2	2.0
Other operating expenses	0.2	0.2	1.1	0.6
Depreciation	0.8	0.8	2.4	2.3
Total expenses	1.7	1.7	5.7	4.9
Operating income	1.0	0.8	1.7	1.9
Other expense	(0.5)	(0.3)	(1.6)	(0.8)
Net income before income taxes	$0.5	$0.5	$0.1	$1.1
Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Revenue from leasing operations increased $0.2 million, or 8.0%, during the three months ended September 30, 2016, as compared to the same period in 2015. Revenue from leasing operations increased $0.6 million, or 8.8%, during the nine months ended September 30, 2016, as compared to the same period in 2015. The increase in revenue during the three and nine months ended September 30, 2016, is primarily due to the continued commencement of revenue from new store openings in our Pier Park North joint venture, as well as other new leases. As of September 30, 2016, we had approximately 517,000 square feet under lease.
Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses. In June of 2016, a settlement of a lease obligation resulted in a payment by the Pier Park North joint venture entity of $0.4 million.  That $0.4 million payment is reflected in other operating expenses for the nine months ended September 30, 2016.
Other expense increased $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase is primarily due to interest expense from the Pier Park North joint venture Refinanced Loan.
During the three and nine months ended September 30, 2016, we capitalized no indirect development costs related to Pier Park North. During the three and nine months ended September 30, 2015 we capitalized $0.1 million and $0.2 million, respectively, of indirect development costs related to Pier Park North.

Forestry

Our forestry segment focuses on the management of our timber holdings. We grow and sell timber and wood fiber and provide land management services for conservation properties. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.

The table below sets forth the results of operations of our forestry segment for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	In millions
Revenue:
Timber revenue	$1.3	$1.9	$4.0	$6.0
Real estate revenue - Other rural land revenue	0.2	—	1.2	5.3
Total revenue	1.5	1.9	5.2	11.3
Expenses:
Cost of timber revenue	0.2	0.2	0.6	0.6
Cost of real estate revenue - other rural land revenue	0.1	—	0.3	0.6
Other operating expenses	0.1	0.1	0.4	0.4
Depreciation and depletion	0.1	0.2	0.4	0.5
Total expenses	0.5	0.5	1.7	2.1
Operating income	1.0	1.4	3.5	9.2
Other income	0.3	0.4	0.8	0.9
Net income before income taxes	$1.3	$1.8	$4.3	$10.1
The total tons sold and relative percentage of total tons sold by major type of timber sale for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Pine pulpwood	62,000	73.8%	73,000	67.0%	166,000	72.5%	216,000	63.9%
Pine sawtimber	19,000	22.6%	28,000	25.7%	51,000	22.3%	95,000	28.1%
Pine grade logs	3,000	3.6%	8,000	7.3%	10,000	4.4%	24,000	7.1%
Other	—	—%	—	—%	2,000	0.8%	3,000	0.9%
Total	84,000	100.0%	109,000	100.0%	229,000	100.0%	338,000	100.0%

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue from timber sales decreased by approximately $0.6 million, or 31.6%, during the three months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Gross margin decreased during the three months ended September 30, 2016, to 84.6%, as compared to 89.5% during the same period in 2015, primarily due to fluctuations in market supply.

During the three months ended September 30, 2016, we sold approximately 90 acres of rural and timber land for $0.2 million. Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases and fill dirt sales.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue from timber sales decreased by approximately $2.0 million, or 33.3%, during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. Gross margin decreased during nine months ended September 30, 2016, to 85.0%, as compared to 90.0% during the same period in 2015, primarily due to fluctuations in market supply.

During the nine months ended September 30, 2016, we sold approximately 696 acres of rural and timber land for $1.2 million. During the nine months ended September 30, 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million. Other operating expenses include salaries and benefits, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases and fill dirt sales.

Liquidity and Capital Resources
As of September 30, 2016, we had cash and cash equivalents of $165.3 million, compared to $212.8 million as of December 31, 2015. Our cash and cash equivalents at September 30, 2016 includes commercial paper of $139.5 million and $9.8 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, especially our investments in U.S. Treasury securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of September 30, 2016, we had investments in U.S. Treasuries of $99.7 million, investments in corporate debt securities of $113.7 million and preferred stock investments of $23.2 million. As of December 31, 2015, we had investments in U.S. Treasuries of $184.7 million, investments in corporate debt securities of $6.3 million and preferred stock investments of $0.2 million. As of September 30, 2016, $9.1 million of the $113.7 million corporate debt securities and $0.2 million of the $23.2 million preferred stock are issued by Sears Holdings Corp or affiliates, which may be deemed an affiliate of Fairholme.
Fairholme has served as an investment advisor to the Company since April 2013. As of September 30, 2016, the funds managed by Fairholme beneficially owned approximately 32.3% of our common stock. Mr. Bruce Berkowitz is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme does not receive any compensation for services as our investment advisor.
Pursuant to the terms of the Agreement, Fairholme agreed to supervise and direct the investments of an investment account established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. Effective November 1, 2016, we entered into an Amendment to the Agreement, pursuant to which we modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures and principal and interest payments on our long term debt for the next twelve months.
During the nine months ended September 30, 2016, we incurred a total of $9.2 million for capital expenditures, which includes $1.4 million related to the Pier Park North joint venture, which is included in our leasing operations segment, $4.6 million related to the acquisition and development of our residential and commercial real estate projects, $1.3 million for our leasing segment, $0.9 million related to our resorts and leisure segment and $1.0 million related primarily to our forestry and other segments.
Our remaining budgeted capital expenditures for 2016 are estimated to be $11.6 million, which includes $9.6 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $0.3 million for our leasing segment, $1.2 million for our resorts and leisure segment and $0.5 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures.
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

CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $6.7 million related to CDD debt as of September 30, 2016. Our total outstanding CDD assessments were $21.9 million at September 30, 2016, which was comprised of $18.0 million at SouthWood, $3.0 million at the existing Pier Park retail center, $0.7 million at Wild Heron, $0.1 million at Rivercrest and less than $0.1 million at NatureWalk.
During the nine months ended September 30, 2016, we repurchased 995,650 shares of our common stock at an average stock price of $14.88 per share, for an aggregate purchase price of $14.8 million pursuant to our Stock Repurchase Program. As of September 30, 2016, we had a total authority of $190.9 million available for purchase of shares of our common stock pursuant to our Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. In July 2016, we retired 17,998,658 shares of treasury stock at a value of $320.1 million.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash provided by operating activities	$10.6	$35.6
Net cash (used in) provided by investing activities	(42.9)	387.0
Net cash used in financing activities	(15.2)	(299.2)
Net (decrease) increase in cash and cash equivalents	(47.5)	123.4
Cash and cash equivalents at beginning of the period	212.8	34.5
Cash and cash equivalents at end of the period	$165.3	$157.9
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $10.6 million during the nine months ended September 30, 2016, as compared to $35.6 million during the same period in 2015, primarily due to receiving $19.6 million from the RiverTown note during the nine months ended September 30, 2015.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities primarily includes purchases and sales of investments, investments in assets held by SPEs, capital expenditures incurred by our Pier Park North joint venture for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During the nine months ended September 30, 2016, net cash used in investing activities was $42.9 million, which includes purchases of investments of $308.2 million, maturities of investments of $185.0 million and sales of investments of $83.3 million. During the nine months ended September 30, 2015, net cash provided by investing activities was $387.0 million, which includes purchases of investments of $239.7 million, maturities of investments of $310.0 million and sales of investments of $323.7 million.
During the nine months ended September 30, 2016, capital expenditures incurred by our Pier Park North joint venture were $1.4 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $2.4 million, which were primarily for our leasing operations and resorts and leisure segments. During the nine months ended September 30, 2015, capital expenditures incurred by our Pier Park North joint venture were $5.5 million, which were reported in our leasing operations segment and capital expenditures for other property and equipment were $2.3 million, which were primarily for our resorts and leisure segment.

Cash Flows from Financing Activities
Net cash used in financing activities was $15.2 million during the nine months ended September 30, 2016 compared to net cash used in financing activities of $299.2 million for the nine months ended September 30, 2015, primarily a result of the repurchase of common stock in 2016 and 2015, offset by borrowings on the Pier Park North construction loan in 2015. During the nine months ended September 30, 2016 and 2015, $14.8 million and $304.9 million, respectively, were used for the repurchase of our common stock.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North joint venture refinanced its construction loan and entered into a $48.2 million loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North joint venture’s property and a short term $6.6 million letter of credit. In October 2016 the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 9, Real Estate Joint Ventures.

During 2008 and 2007, we sold 132,055 acres of timberland in exchange for fifteen year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified SPEs. The entities’ financial condition and financial results are not consolidated in our financial statements.

During 2008 and 2007, the entities monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.5 million for all installment notes monetized through September 30, 2016. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the nine months ended September 30, 2016.

At September 30, 2016 and December 31, 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively and standby letters of credit in the amount of $0.4 million and $0.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2016.

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

•	our ability and the ability of our investment advisor to identify and acquire suitable investments for our investment portfolio that meet our risk and return criteria;

•	significant decreases in the market value of our investments in securities or any other investments;

•	our ability to capitalize on strategic opportunities presented by a growing retirement demographic;

•	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate, including our Bay-Walton Sector holdings;

•	volatility in the consistency and pace of our residential real estate revenue;

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

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

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to receive payments of settlement amounts due under our claims settlement receivable;

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note; and

•	the performance of the surplus assets in the Pension Plan may not be what we expected.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities and U.S. Treasury securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $6.3 million in the market value of our available-for-sale securities as of September 30, 2016. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2016 there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.     Risk Factors

As discussed in our Risk Factors contained in our Form 10-K for the year ended December 31, 2015, we have a significant investment portfolio managed by our investment advisor, Fairholme. Losses in the fair value of our available-for-sale investments, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, could have an adverse impact on our results of operations, cash flows and financial condition. In addition, our equity investments may fail to appreciate and may decline in value or become worthless.
As of September 30, 2016, we had $385.9 million in our investment accounts. Of this amount, we hold $149.3 million in cash equivalents, $99.7 million in U.S. Treasury securities, $113.7 million in corporate debt securities and $23.2 million in preferred stock investments. In addition, on November 1, 2016, we entered into an Amendment to our Investment Management Agreement which permits us to begin investing in common equity securities. The market value of these investments is subject to change from period to period. Our available-for-sale securities currently include investments in non-investment grade corporate debt securities and investments in non-investment grade preferred stock of three issuers. Pursuant to our Investment Management Agreement with Fairholme, we could invest up to a total of fifteen percent of the investment account in any one issuer as of the date of purchase.
We have exposure to credit risk associated with our available-for-sale investments, which include U.S. Treasury securities, corporate debt securities, preferred stock investments and retained interest investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating could also decrease the value of our available-for-sale investments. Losses in the fair value of our available-for-sale investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. Based on these factors, the unrealized losses related to the Company's debt securities of $0.7 million were determined to be temporary at September 30, 2016.
Any losses in the fair value of our available-for-sale investments that are deemed to be other-than-temporary due to credit deterioration will result in us being required to record credit-related losses in our Condensed Consolidated Statements of Income. In addition, as a result of the concentration of our corporate debt securities and preferred stock investments, the performance of our investments may be disproportionately affected by any adverse change in the financial condition of these issuers or the market value of any of the securities in our portfolio, which could have a material adverse effect on our results of operations, cash flows and financial condition.
Furthermore, although common equity securities have historically generated higher average total returns than other types of securities over the long term, common equity securities also have experienced significantly more volatility in those returns. The market price of common stock is subject to significant fluctuations due to a number of factors including the operating performance of companies and other risks that may affect specific economic sectors, industries or segments of the market, as well as adverse economic conditions generally, all of which are outside of our control. Our equity investments may fail to appreciate and may decline in value or become worthless. A substantial decline in the value of our equity investments would have a material adverse effect on our results of operations, cash flows and financial condition.

Item 5.        Other Information

Item 1.01  Entry into a Material Definitive Agreement

Amendment to Investment Management Agreement

Effective November 1, 2016, we and Fairholme entered into an Amendment to the Investment Management Agreement, as amended. Pursuant to the Agreement, we engaged Fairholme to serve as our investment advisor for our cash and cash equivalents held in an investment account. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same.

As of September 30, 2016, funds managed by Fairholme beneficially owned approximately 32.3% of our common stock. Mr. Bruce Berkowitz is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors.

Item 6.     Exhibits

Exhibit Index

Exhibit Number	Description
*10.49c	Amendment to Investment Management Agreement, dated, November 1, 2016, between Fairholme Trust Company, LLC and The St. Joe Company.
*31.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema Document.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
**101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	November 3, 2016	/s/ Jorge Gonzalez
Jorge Gonzalez
President and Chief Executive Officer

Date:	November 3, 2016	/s/ Marek Bakun
Marek Bakun
Chief Financial Officer