Form 10-K
period 2016-12-31
ST JOE CO
filed 2017-03-02
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2016, was approximately $522.7 million.
As of February 27, 2017, there were 74,342,826 shares of common stock, no par value, issued of which 74,342,826 were outstanding.

Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2017 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2016, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I
Item 1.        Business
As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
General
St. Joe was incorporated in 1936. We are a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, leasing operations and our forestry operations.
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
Business Strategy
We intend to use our land holdings and our cash and cash equivalents and investments to increase recurring revenue while creating long-term value for our shareholders. We believe that our present liquidity position can provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida. Our strategic plan for 2017 includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue. Our 2017 capital expenditures budget is estimated to total $62.8 million, including $29.1 million for the development and acquisition of land for residential and commercial real estate projects, $25.7 million for our leasing segment, $6.4 million for our resorts and leisure segment and $1.6 million for our forestry and other segments. We expect to make these expenditures throughout the coming fiscal year and anticipate that we will not begin to see the full benefit of these investments during 2017.
Specifically, in 2017, we intend to focus on the following initiatives:

•
Expand portfolio of income producing commercial properties. We presently own a portfolio of approximately 604,000 square feet of rentable commercial space. We intend to explore other opportunities to increase the size and scope of our existing portfolio in ways that will increase recurring income and create accretive value for our land holdings. The recent announcement of GKN Aerospace choosing to locate a new large scale and world-class aerospace manufacturing facility in VentureCrossings and lease a new building we are constructing for them is an example of how we plan to increase the size and scope of our existing portfolio.

•
Residential development. We presently have various existing primary residential and resort residential communities at different stages of development. We plan to focus on investing in primary residential communities that have the potential for long term, scalable and repeatable revenue. We expect to continue to be a developer of finished residential lots for sale to builders and retail lots for sale to consumers in those communities. We will also continue to explore the concept of establishing some form of an active adult community on our land holdings.

•
Expand and increase scope of club and resorts segment. We presently own and/or operate a wide range of club and resort assets, which already generate significant recurring revenue for us. We plan to expand the scope and scale of our club and resort assets and services in order to enhance the value and contribution those assets provide.

•
Strategic infrastructure and economic development initiatives. We intend to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy. We believe these strategic infrastructure and economic development initiatives have the potential to help to diversify the economy of Northwest Florida while creating accretive value for our land holdings. An example of a potential initiative is Triumph Gulf Coast, Inc., which is a not-for-profit corporation that may be charged with distributing a legal settlement of $1.5 billion in economic damages over eighteen years to eight counties in Northwest Florida. We have significant land holdings in three of those counties: Bay County, Walton County and Gulf County.

•
Joint ventures with best of class operators. We believe that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing capital requirements.

•	Maintain efficient operations. We expect to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance in all environments.

•
Maintain liquidity and balance sheet strength. We plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in available for sale securities, share repurchases, real estate and other strategic investments.

Our Business
We are a real estate development, asset management and operating company. We operate our business in five reportable operating segments: (1) residential real estate, (2) commercial real estate, (3) resorts and leisure, (4) leasing operations and (5) forestry. For financial information about our operating segments, please see Note 19. Segment Information included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K.
Residential Real Estate
Our residential real estate segment typically plans and develops residential communities of various sizes, primarily on our existing land, most of which is located in Northwest Florida and concentrated between Tallahassee and Destin, Florida.
Within our residential real estate business, we currently have two types of communities, primary residential and resort residential. Our primary residential communities typically attract buyers who intend to use the community primarily for their main residence. The Watersound Origins, Breakfast Point and SouthWood communities are our largest projects in this category. We have seen continued demand from builders for our developed homesites and parcels of entitled, undeveloped land in our primary residential communities.
Our resort residential communities are positioned to attract primarily second-home buyers. Our successful projects in this category include the WaterColor and WaterSound Beach communities, which were built in a region of Florida that has historically attracted second-home buyers. These communities are substantially developed and the remaining developed homesites in these communities are available for sale.
We have other residential communities, such as the SummerCamp Beach, RiverCamps and WindMark Beach communities that have homesites available for sale.
Commercial Real Estate
In our commercial real estate segment we plan, develop, entitle, manage and sell real estate. Our commercial real estate segment includes commercial operating properties used for a variety of purposes including a broad range of retail, office, hotel, multi-family and industrial uses. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We also develop commercial parcels within or near existing residential developments. Our commercial real estate also includes industrial parks and several commerce parks. We have large land holdings near the Pier Park retail center, Northwest Florida Beaches International Airport, the Port of Port St. Joe, along roadways and near or within business districts in the region. Adjacent to the Northwest Florida Beaches International Airport is one of our industrial parks, VentureCrossings, a commercial and industrial development. We are soliciting global office, retail and industrial users for this prime development location. From time to time, our commercial real estate segment also evaluates opportunities to maximize value by selling some of our resorts, leisure or operating properties.
Resorts and Leisure
Our resorts and leisure segment features a diverse portfolio of vacation rentals and hotel operations, as well as golf courses, a beach club, marinas and other related resort amenities.
WaterColor Inn, Vacation Rentals and Other Management Services. We own the WaterColor Inn and Resort, an award winning boutique hotel, which provides guests with access to a beach club, spa, tennis center, an award-winning restaurant, and retail and commercial space. In addition, our vacation rental business rents private homes in the WaterColor, WaterSound Beach and surrounding communities, to individuals who are vacationing in the area. We also manage The Pearl Hotel, a boutique resort hotel in Northwest Florida.
Clubs. We own four golf courses and a beach club in Northwest Florida. Three of the golf courses and the beach club are in the Panama City Beach area and the fourth golf course is located in Tallahassee. The golf courses and beach club are situated in or near our residential communities.

St. Joe Club & Resorts is our private membership club that provides members and registered resort guests access to our facilities. The focus is on creating a world class membership experience combined with the aspects of a four star/four diamond resort. We believe that the access to our facilities by registered resort guests allows us to enjoy a competitive advantage in the lodging business.
Marinas. We own and operate two marinas in Northwest Florida.
Our resorts and leisure segment operations are managed for us by a third party management company.
From time to time, we may explore the sale of certain resort and leisure properties.
Leasing Operations
Our leasing operations segment includes our retail and commercial leasing, including properties located in our consolidated joint venture at Pier Park North (“Pier Park North JV”) and VentureCrossings, our industrial park. We own and manage several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, WaterSound Beach, SouthWood and WindMark Beach communities. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers.
Pier Park North. Our leasing operations include our Pier Park North JV, which we are developing with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers, and at completion will include a retail center with up to 330,000 square feet in Panama City Beach, Florida.
VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility under a long-term lease that commenced in 2012. We are currently constructing a new manufacturing facility of approximately 137,000 square feet, which we plan to lease to GKN Aerospace.
From time to time, we may sell certain operating properties. Typically the sales of these assets are reported in our commercial real estate segment.
Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida. We grow and sell sawtimber, wood fiber and forest products. We generate revenue from our forestry segment primarily from open market sales of timber. We sell product on site without the associated delivery costs. As of December 31, 2016, we had approximately 115,000 acres in our forestry segment and expect to have the ability to consistently operate approximately 59,000 of those acres.
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
Seasonality
Our business may be affected by seasonal fluctuations. For example, revenue from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.
In addition to the seasonality effect described above, our residential real estate business is predominantly sales to homebuilders, who tend to buy multiple lots in sporadic transactions, which impacts the variability in our results of operations. In addition, the results of our residential real estate revenue may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.
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
Governmental Regulation
Our operations are subject to federal, state and local laws and regulations that affect every aspect of our business, including environmental and land use laws relating to, among other things, water, air, solid waste, hazardous substances, zoning, construction permits or entitlements, building codes and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and conduct audits of our facilities and timberlands to monitor compliance with these laws and regulations. Enactment of new laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, might require significant expenditures.
Employees
As of February 27, 2017, we had 47 full-time employees. Most persons employed in the day-to-day operations of our resorts and leisure segment are employed by a third party management company engaged pursuant to a consulting and employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.
Available Information
Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website:http://www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.joe.com.
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
Following the AgReserves Sale and RiverTown Sale that were completed in 2014, our cash and available-for-sale securities comprise about forty percent of the carrying value of our assets, while our assets related to our existing investments in real estate only comprise about thirty percent of the carrying value of our assets. Our future financial performance and success are therefore heavily dependent on our ability to implement our business strategy successfully.
Our current business strategy envisions several initiatives, including investing in new real estate and real estate related opportunities, such as the development of our real estate, including the exploration of active adult communities, expanding our portfolio of income producing commercial properties, expanding the scope of our club and resort assets and services, entering into strategic alliances, investing in businesses related to our real estate development, management, and operating activities, investing in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition could be negatively affected.
Management has discretion as to the investments we make and may not use these funds effectively.
We plan to continue to invest in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities until we can find what we believe to be other advantageous opportunities for these funds. Our management has discretion in the selection of these investments and could make investments that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which result in financial losses that could have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price. Additionally, longer term investments, such as real estate investment trusts and other investments in illiquid securities are inherently riskier investments and could result in us losing some or all of our investment as well as not being able to liquidate our position when we would otherwise wish to do so.
Our investment in new business opportunities is inherently risky, and could disrupt our ongoing business and adversely affect our operations.
We have invested and expect to continue to invest in new business opportunities, such as the expansion of our portfolio of income producing commercial properties, the development of our real estate, including the exploration of active adult communities and the expansion of port related opportunities at the Port of Port St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities incurred and expenses associated with these new investments including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.
We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.
We are not registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to invest our assets in such a manner so that we are not required to register as an investment company. This will require monitoring our portfolio so that (a) on an unconsolidated basis we will not have more than 40% percent of total assets (excluding U.S. government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

If Fairholme Trust Company, LLC controls us within the meaning of the Investment Company Act of 1940, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.
Fairholme Trust Company, LLC, or one of its affiliates (“Fairholme”) has the right to vote as of December 31, 2016 approximately 32.9% of our outstanding common stock. Bruce R. Berkowitz, is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme has served as our investment advisor since April 2013. Fairholme does not receive any compensation for services as our investment advisor.
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
We believe that Fairholme is currently affiliated with a number of entities, including Imperial Metals Corp. and Sears Holdings Corp., (of which Messrs. Berkowitz and Alvarez are on the board of directors), Seritage Growth Properties, Sears Canada, Inc., and Lands’ End, Inc. Due to these affiliations, should Fairholme be deemed to control us, under the Investment Act of 1940, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless an exception applies. To the extent Fairholme is not deemed to control us, if Fairholme’s beneficial interest in us is at or above 5% of our outstanding voting securities, it would remain our affiliate and we may be prohibited from engaging in certain transactions with it and its affiliates.
This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.
If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.
We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with any exemption under the Investment Company Act, including any subsidiary's determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act.
If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions could be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court could appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

Returns on our investments may be limited by our investment guidelines and restrictions.
In 2013, we established investment guidelines and restrictions approved by the Investment Committee of our Board of Directors pursuant to the terms of the Investment Agreement (the “Agreement”) with Fairholme, as amended. Effective November 1, 2016, we and Fairholme entered into an Amendment (the “Amendment”) to the Agreement. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same, including restrictions that no more than 15% of the investment account be invested in securities of any one issuer (excluding the U.S. Government), and that any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee.
These above limitations may restrict our ability to make certain investments and may negatively impact the return that we could otherwise receive from our investment account. This could adversely affect our cash flows and results of operations.
Our future growth is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners; and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.
We may seek strategic partnerships to develop real estate, as well as explore active adult communities, capitalize on the potential of our commercial and industrial opportunities and maximize the value of our assets. These strategic partnerships may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in desirable geographic locations and who have the assets, reputation or other characteristics that would optimize our development and asset management opportunities.
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
As of December 31, 2016, we had $391.6 million in our investment accounts. Of this amount, we hold $215.9 million in cash equivalents, $139.1 million in corporate debt securities and $36.6 million in preferred stock investments. In addition, on November 1, 2016, we entered into an Amendment to our Agreement which permits us to begin investing in common equity securities. The market value of these investments is subject to change from period to period. Our available-for-sale securities currently include investments in non-investment grade corporate debt securities and investments in non-investment grade preferred stock of three issuers. Pursuant to our Agreement with Fairholme, we could invest up to a total of fifteen percent of the investment account in any one issuer as of the date of purchase.
We have exposure to credit risk associated with our available-for-sale investments, which include corporate debt securities and preferred stock investments. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating could also decrease the value of our available-for-sale investments.
Losses in the fair value of our available-for-sale investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. Based on these factors, the unrealized losses related to the Company's investments and restricted investments of $1.9 million were determined to be temporary at December 31, 2016.
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
Historically, we derived a substantial portion of our income from our forestry operations which had more of a consistent flow of revenue. However, following the AgReserves Sale in 2014, variability in our period to period results of operations and cash flows has become more apparent as income from our forestry operations has been reduced. In addition, our customer mix in our residential real estate business has changed from some retail sales, which have a more consistent flow of revenue, to the majority of sales to homebuilders, who tend to buy multiple lots in sporadic transactions. Commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.
Moreover, as it relates to all of our residential and commercial land-use entitlements in hand or in process, we seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate; and therefore may explore the sale of assets opportunistically or when we believe that we can better deploy those resources. As a consequence, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales.
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
A large part of our business strategy is dependent on our ability to develop and manage real estate in Northwest Florida, including exploring opportunities in mixed-use and active adult communities and expanding the Port of Port St. Joe operations. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. In addition, development projects that exceed certain specified regulatory thresholds require approval of a comprehensive Development of Regional Impact, or DRI, application. Compliance with the Growth Management Act, local land development regulations and the DRI process is usually lengthy and costly and can be expected to materially affect our real estate development activities.
The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map which sets forth allowable land use development rights. Some of our land has an “agricultural” or “silviculture” future land use designation, and we are required to seek an amendment to the future land use map to develop real estate projects. Approval of these comprehensive plan map amendments is highly discretionary.

All development orders and permits must be consistent with the comprehensive plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sewerage, potable water supply, drainage, affordable housing, open space, parks and others. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads and schools, and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level of service or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.
If any one or more of these factors were to occur, we may be unable to develop our real estate projects successfully or within the expected timeframes. Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner which could have a materially adverse effect on our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.
Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.
The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Our principal sources of revenue are (1) sales of lots or entitled land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenue generated through our hotel, vacation rental and other leasing activities that are principally tourism related and (4) future revenue from multi-family and other leasing projects, the Port of Port St. Joe operations and our planned communities. Consequently, demand for our products largely depends on the growth of the local economy.
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
The success of our communities will be dependent on strong migration and population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations and are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition would likely suffer.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, could reduce demand for our products.
Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price, or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. As a result, the mortgage industry remains under scrutiny and continues to face the challenges of increased regulation at federal, state and local levels. Because of these challenges, the supply of mortgage products has been constrained, and the eligibility requirements for borrowers have been tightened.
Constraints on the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand in our communities.
While interest rates for home mortgage loans have generally remained low, mortgage interest rates could increase in the future which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales or development of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.
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
In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts and heat waves, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of these natural disasters could also have a material adverse effect on our forestry business, if timber inventory is destroyed. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse effect on our coastal properties and forestry business. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for primary or resort residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.
Additionally, we are susceptible to manmade disasters or disruptions, such as oil spills like the Deepwater Horizon oil spill, acts of terrorism, power outages and communications failures. If a hurricane, natural disaster, manmade disaster or other significant disruption occurs, we may experience disruptions to our operations and damage to our properties, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Our insurance coverage on our properties may be inadequate to cover any losses we may incur.
We maintain insurance on our property, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and we self-insure home warranty claims. Additionally, our insurance for hurricanes is capped at $50.0 million per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources could be adversely affected.

Increases in property insurance premiums and decreases in availability of homeowner property insurance in Florida could reduce customer demand for homes and homesites in our developments.
Homeowner property insurance companies doing business in Florida have reacted to previous hurricanes by increasing premiums, requiring higher deductibles, reducing limits, restricting coverage, imposing exclusions, refusing to insure certain property owners, and in some instances, ceasing insurance operations in the state. It is uncertain what effect these actions may have on future property insurance availability and rates in the state.
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
Our real estate and resorts and leisure segments’ revenue ultimately depends on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our revenue and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which could adversely affect our occupancy rates and our profitability, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Downturns of the real estate market in Northwest Florida could adversely affect our operations.
Demand for real estate is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels, over which we have no control. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal vacation products in our Northwest Florida communities. Unemployment, lack of consumer confidence and other adverse consequences of the previous economic recession continue to affect the economies of these regions. If market conditions do not continue to improve as anticipated or were to worsen, the demand for our resort and real estate products could decline, negatively impacting our business, results of operations, cash flows and financial condition.
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
Our business is highly competitive and fragmented. We compete with other local, regional and national real estate leasing and development companies, some of which may have greater financial, marketing, sales and other resources than we do. Competition from other real estate leasing and development companies may adversely affect our ability to attract tenants and lease our commercial properties, attract purchasers and sell residential and commercial real estate and attract and retain experienced real estate leasing and development personnel. In addition, we face competition for tenants from other retail shopping centers and commercial facilities.

A number of highly competitive companies participate in the vacation rental industry. In 2014, we launched St. Joe Club & Resorts, a private membership club that provides access to a diverse offering of benefits and privileges at certain of our owned and operated resort facilities. In addition, certain facilities are private clubs and only members and registered resort guests of St. Joe Club & Resorts are eligible to access these facilities. Our ability to remain competitive and to attract and retain vacation rental owners and memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others.
The forestry business is also highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures we face in the markets in which we operate will not have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
Our leasing projects may not yield anticipated returns, which could harm our operating results, reduce cash flow, or the ability to sell commercial assets.
Our business strategy includes the development and leasing of commercial properties and management of commercial properties and assets for sale. These commercial developments may not be as successful as expected due to leasing related risks, including the risk that we may not be able to lease new properties to an appropriate mix of tenants or lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our leasing projects we may not yield anticipated returns, which could have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

We face potential adverse effects from the loss of commercial tenants.
A component of our business strategy is the development and leasing of commercial properties. The default, financial distress, or bankruptcy of a major tenant may adversely affect the income produced by our commercial properties. If one or more of our tenants, particularly an anchor tenant, declares bankruptcy, defaults or voluntarily vacates from the leased premises, we may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. Additionally, the loss of an anchor tenant may make it more difficult to lease the remainder of the affected properties, which could have a material adverse effect on our results of operations, cash flows and financial condition. This could adversely affect our properties and growth.
We guarantee debt for our Pier Park North JV, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.
We have agreed to provide a limited guarantee in connection with our Pier Park North JV, and may in the future agree to similar agreements. In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan (the “Refinanced Loan”) that matures in November 2025. As of December 31, 2016, $48.1 million was outstanding on the Refinanced Loan. Pursuant to the Refinanced Loan, we have provided a limited guarantee in favor of the lender that covers losses arising as a result of: (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the agreement. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings; and upon breach of covenants in the security instrument. If we were to become obligated to perform on the guarantee, it could have a material adverse effect on our results of operations, cash flows and financial condition.
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
In addition, our current or past ownership, operation and leasing of real property, and our current or past transportation and other operations, are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in, among other things, the following:

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
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, our operations and our position as an owner and operator of real estate. An adverse outcome in any of these transactions could adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. For example, on October 27, 2015, we fully resolved an SEC investigation regarding our policies and practices concerning impairment of investment in real estate assets principally as reflected in our financial results for 2010, 2009 and prior periods. The settlement and all allegations relate to actions taken prior to the 2011 replacement of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer. None of the SEC's allegations, findings, sanctions, remedies or orders relate to any of our current directors or controlling shareholders. Without admitting or denying any factual allegations, we consented to the SEC’s issuance of an administrative order.
Pursuant to the order, we agreed to pay penalties, disgorgements and interest of approximately $3.5 million. In connection with the SEC investigation we also incurred significant legal expenses and devoted substantial management resources to its resolution. If we were to become subject to other litigation or regulatory proceedings in the future, it could impair our financial results of operations. In addition, as a result of the order, we became an “ineligible issuer” under Rule 405 of the Securities Act, which means that for a period of three years after the order, we will not be able to use certain streamlined registration procedures, and we will be unable to rely on an exemption from registration for the sale of securities under Regulation D for a period of five years after the order, both of which could make it harder for us to sell shares. Further, we will be unable to avail ourselves of the statutory safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 for a period of three years after the order.
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
We rely on various third-parties to conduct the day-to-day operations of our resorts and club operations. Failure of such third parties to adequately perform their contracted services could negatively impact our ability to retain customers. As a result, any such failure could negatively impact our results of operations, cash flows and financial condition.
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
Fairholme has the ability to influence major corporate decisions.
Bruce R. Berkowitz, is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme has the right to vote as of December 31, 2016 approximately 32.9% of our outstanding common stock. Accordingly, Fairholme is in a position to influence:

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
We may not be able to utilize our net state operating loss carryforwards or federal alternative minimum tax carryforwards.
We have suffered losses, for tax and financial statement purposes, which generated significant state net operating loss carryforwards. These state net operating loss carryforwards may be used against taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining net operating loss carryforward period. For the year ended December 31, 2016, we also generated a federal alternative minimum tax (“AMT”) carryforward. The AMT credit carryforward may be carried forward indefinitely to offset future federal income tax liabilities.
Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that the requirements to realize the benefits of certain of our deferred tax assets have been met; therefore, we have maintained a valuation allowance against a portion of our deferred tax assets in our consolidated financial statements as of December 31, 2016. Unless we generate more income in the future than presently estimated, we will not be able to utilize all of our state net operating loss carryforwards or the AMT credit carryforward.
We have had to take significant impairments of the carrying value of our investments in real estate and a decline in real estate values or continuing operating losses in our operating properties could result in additional impairments, which would have an adverse effect on our results of operations and financial condition.
Over the past five years, we have recorded impairment charges of $7.5 million related to real estate investments. We have approximately $314.6 million of real estate investments recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial condition.
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
We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our networks and related systems. For a number of years, we have been increasing our reliance on computers and digital technology. While all of our business and internal employment records require the collection of digital information, our resorts and leisure segment, in particular, requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Although we make efforts to maintain the security and integrity of these networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings, and other severe financial and business implications.

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
We own our principal executive offices located in WaterSound, Florida. As of December 31, 2016, we owned approximately 178,000 acres, the majority of which were located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. In addition, our resorts and leisure, and leasing segments include the following properties:
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
Clubs. We own four golf courses and a beach club in Northwest Florida. Three of the golf courses and the beach club are in the Panama City Beach area and the fourth golf course is located in Tallahassee. The golf courses and beach club are situated in or near our residential communities. Our golf course property primarily includes the golf course land, clubhouses, other buildings and equipment. We also own and operate two marinas. Our marina properties primarily include land and improvements, marina slips and equipment.
Leasing. We own the property included in our leasing operations segment, which includes our retail and commercial leasing. Our retail leasing business principally arose in connection with the growth in our residential developments. We have several small retail shopping centers located in or very near to some of our residential projects, such as the WaterColor, WaterSound Beach, SouthWood and WindMark Beach communities. The success of these small retail centers is closely tied to the success of the residential developments from which they draw their customers. In addition, our leasing operations include our Pier Park North JV, VentureCrossings building and commerce park buildings.
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
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 20. Commitments and Contingencies, for further discussion.
Item 4.        Mine Safety Disclosures
Not applicable.
PART II

Item 5.     Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 27, 2017 we had approximately 1,080 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”
The ranges of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2016
Fourth Quarter	$21.50	$16.55
Third Quarter	$19.68	$17.37
Second Quarter	$18.03	$16.08
First Quarter	$17.69	$14.43
2015
Fourth Quarter	$21.45	$17.95
Third Quarter	$19.13	$15.70
Second Quarter	$19.03	$15.07
First Quarter	$18.56	$16.16
On February 27, 2017, the closing price of our common stock on the NYSE was $16.85. We did not pay cash dividends in 2016 or 2015. The declaration and payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board of Directors deems relevant.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2011, through December 31, 2016, assuming $100 was invested on December 31, 2011, in our common stock, in the Russell 3000 Index, and the below custom peer group of real estate related companies, which is composed of the following companies:
Alexander & Baldwin Inc (ALEX)
Consolidated Tomoka-Land Co. (CTO)
Forestar Group (FOR)
Homefed Corp (HOFD)
The Howard Hughes Corp (HHC)
Maui Land & Pineapple Co Inc. (MLP)
Stratus Properties Inc (STRS)
Tejon Ranch Co. (TRC)
The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
The St. Joe Company	$100	$157.44	$130.90	$125.44	$126.26	$129.60
Russell 3000 Index	$100	$116.42	$155.47	$175.00	$175.84	$198.23
Custom Real Estate Peer Group*	$100	$142.21	$212.83	$215.54	$184.15	$207.69

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Item 6.         Selected Financial Data
The following table sets forth our selected consolidated financial data on a historical basis for the five years ended December 31, 2016. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and management’s discussion and analysis of financial condition and results of operations, each included elsewhere in this Form 10-K. This historical selected consolidated financial data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	In thousands, except per share amounts
Statement of Operations Data:
Total revenue (1)(2)	$95,744	$103,871	$701,873	$131,256	$139,396
Total cost of revenue (3)(4)	62,194	67,094	136,798	86,913	91,276
Other operating and corporate expenses	23,019	33,426	26,128	27,855	30,326
Pension charges	—	—	13,529	1,500	2,999
Costs associated with special purpose entities (5)	—	—	3,746	—	—
Depreciation, depletion and amortization	8,571	9,486	8,422	9,131	10,110
Impairment losses	—	—	—	5,080	2,551
Total expenses	93,784	110,006	188,623	130,479	137,262
Operating income (loss)	1,960	(6,135)	513,250	777	2,134
Other income, net	20,651	4,972	8,571	3,668	4,289
Income (loss) before equity in (loss) income from unconsolidated affiliates and income taxes	22,611	(1,163)	521,821	4,445	6,423
Equity in (loss) income from unconsolidated affiliates	—	—	(32)	112	(46)
Income tax (expense) benefit	(7,147)	(808)	(115,507)	409	(387)
Net income (loss)	15,464	(1,971)	406,282	4,966	5,990
Net loss attributable to non-controlling interest	431	240	171	24	22
Net income (loss) attributable to the Company	$15,895	$(1,731)	$406,453	$4,990	$6,012

Per Share Data:
Basic and Diluted
Net income (loss) attributable to the Company	$0.21	$(0.02)	$4.40	$0.05	$0.07

(1)	Total revenue includes revenue from real estate revenue, resorts and leisure revenue, leasing revenue and timber revenue.
(2)
Total revenue in 2014 includes $570.9 million from the AgReserves Sale and $43.6 million from the RiverTown Sale. Refer to Note 4. Real Estate Sales included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

(3)	Total cost of revenue includes cost of revenue from real estate revenue, resorts and leisure revenue, leasing revenue and timber revenue.
(4)
Total cost of revenue in 2014 includes $58.4 million from the AgReserves Sale and $17.6 million from the RiverTown Sale. Refer to Note 4. Real Estate Sales included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

(5)	Refer to Note 4. Real Estate Sales included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

	As of December 31,
	2016	2015	2014	2013	2012
	In thousands
Balance Sheet Data:
Investment in real estate, net	$314,620	$313,599	$321,812	$385,009	$370,647
Cash and cash equivalents	$241,111	$212,773	$34,515	$21,894	$165,980
Investments	$175,725	$191,240	$636,878	$146,972	$—
Property and equipment, net	$8,992	$10,145	$10,203	$11,410	$12,149
Total assets	$1,027,945	$982,742	$1,303,135	$669,472	$645,521
Debt (1) (2)	$55,040	$54,474	$63,804	$44,217	$36,062
Senior Notes held by special purpose entity (2) (3)	$176,310	$176,094	$177,341	$—	$—
Total debt	$231,350	$230,568	$241,145	$44,217	$36,062
Total equity	$686,799	$673,447	$979,701	$563,525	$552,334

(1)	Debt includes the Pier Park North construction loan and Refinanced Loan held by our Pier Park North JV and Community Development District debt.
(2)	Debt and Senior Notes held by special purpose entity are presented net of debt issuance costs as of December 31, 2016 and 2015.
(3)	Refer to Note 4. Real Estate Sales included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
We are a real estate development, asset management and operating company with real estate assets currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential or commercial real estate developments, resorts and leisure operations, leasing operations and forestry operations.
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
We received significant liquid assets as a result of the AgReserves Sale and RiverTown Sale in 2014, which have been used for a variety of purposes. During the year ended December 31, 2016, we repurchased a total of approximately 1.0 million shares of our common stock outstanding for a total price of $14.8 million, including costs. We also seek opportunities to invest the remaining funds that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investments trusts, and other investments in liquid or illiquid securities where we believe we can increase our returns.
We intend to use our land holdings and our cash and cash equivalents and investments to increase recurring revenue while creating long-term value for our shareholders. We believe that our present liquidity position can provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida. Our strategic plan for 2017 includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue. Our 2017 capital expenditures budget is estimated to total $62.8 million, including $29.1 million for the development and acquisition of land for residential and commercial real estate projects, $25.7 million for our leasing segment, $6.4 million for our resorts and leisure segment and $1.6 million for our forestry and other segments. We expect to make these expenditures throughout the coming fiscal year and anticipate that we will not begin to see the full benefit of these investments during 2017.
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
Segments
As of December 31, 2016, we have the following five operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure 4) leasing operations and 5) forestry.
The table below sets forth the relative contribution of these operating segments to our consolidated operating revenue, excluding revenue of $570.9 million related to the AgReserves Sale and revenue of $43.6 million related to the RiverTown Sale during 2014:

	2016	2015	2014
Segment Operating Revenue
Residential real estate	20.3%	20.3%	20.4%
Commercial real estate	2.3%	6.9%	3.7%
Resorts and leisure	59.8%	52.5%	55.4%
Leasing operations	10.2%	8.6%	8.0%
Forestry	7.0%	11.6%	12.1%
Other	0.4%	0.1%	0.4%
Consolidated operating revenue	100.0%	100.0%	100.0%

Residential Real Estate
Our residential real estate segment typically plans and develops primary residential and resort residential communities of various sizes, primarily on our existing land. The following is a description of some of our major residential development communities in Northwest Florida that we are currently in the process of planning or developing:
The Watersound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has received government approval for 1,074 single family units with an additional multi-family component, however, the actual amount of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund such development. The Watersound Origins community includes a six-hole golf course, which is owned by us and operated by our resorts and leisure segment.
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
The SouthWood community is a large scale, mixed use community located in the southeastern section of Tallahassee, Florida. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund such development. SouthWood also includes a golf clubhouse, 18-hole golf course and a town center with restaurants, retail shops and offices. The SouthWood Golf Club is operated by our resorts and leisure segment and a portion of the town center is leased and operated by our leasing segment.
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
Our customer base for the sale of developed homesites is primarily focused on homebuilders. Homebuilders generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales. In addition, the mix of homesites that we currently sell consists mostly of homesites in our primary residential communities which typically have a lower price and gross margin than homesites in our resort residential communities.
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
Commercial Real Estate
In our commercial real estate segment we plan, develop, entitle, manage and sell our land holdings for a variety of uses including a broad range of retail, office, hotel, multi-family and industrial uses. From time to time, our commercial real estate segment also evaluates opportunities to maximize value by selling some of our resorts, leisure or operating properties.

Our commercial real estate segment generates revenue from the sale of developed and undeveloped land for retail, office, hotel, multi-family and industrial uses, from the sale of undeveloped land or land with limited development and easements and the sale of commercial operating properties. Our commercial real estate segment incurs costs of revenue directly associated with the land, development, construction and selling costs.
Resorts and Leisure
Our resorts and leisure segment features a diverse portfolio of vacation rentals and a hotel, as well as golf courses, a beach club, marinas and other related resort amenities.
WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Revenue generated for our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenue from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenue. The vacation rental business also incurs expenses from asset holding costs, standard lodging personnel, such as front desk, reservations and marketing.
Clubs - Our club operations include our golf courses, beach club and facilities that generate revenue from memberships, daily play at our golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf course and beach club facilities, personnel costs and third party management fees.
St. Joe Club & Resorts is our private membership club that provides members and registered resort guests access to our facilities. The focus is on creating a world class membership experience combined with the aspects of a four star/four diamond resort. We believe that the access to our facilities by registered resort guests allows us to enjoy a competitive advantage in the lodging business.
Marinas - Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third party management fees.
Leasing Operations
Our leasing operations generate revenue from leasing retail and commercial property, including properties located in our consolidated Pier Park North JV and VentureCrossings, our industrial park, and incur expenses primarily from maintenance and management of these properties, personnel costs and asset holding costs. Our Pier Park North JV also incurs interest and financing expenses related to its loan as described in Note 10. Real Estate Joint Ventures.
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
As of December 31, 2016, we had an estimated 3.1 million tons of marketable pulpwood and 2.4 million tons of marketable sawlogs on such acreage. Our ability to operate the remaining acreage is limited by geographical restrictions, (e.g. lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions). Based on our annual harvest plan, we anticipate harvesting approximately 312,000 tons of pulpwood and sawlogs during 2017.
Our forestry segment may also generate revenue from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.

Factors Affecting Comparability
AgReserves Sale
On March 5, 2014, we completed the sale to AgReserves, Inc. of approximately 380,000 acres of land located in Northwest Florida along with certain other assets, inventory and rights under certain continuing leases and contracts (the “AgReserves Sale”) for $562.0 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which includes $1.2 million of severance costs recorded in other operating and corporate expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200.0 million fifteen year installment note (the “Timber Note”) issued by a buyer-sponsored special purpose entity (the “Buyer SPE”) and (3) an Irrevocable Standby Letter of Credit (the “Letter of Credit”) at the request of the Buyer SPE, in favor of us.
In April 2014, we contributed the Timber Note and assigned our rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by us (“NFTF”). NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.750% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.483% of the face value to third party investors. The Senior Notes are payable only from the property of NFTF, which consists solely of (i) the Timber Note, (ii) the Letter of Credit, (iii) any cash, securities and other property in certain NFTF accounts, (iv) the rights of NFTF under the contribution agreement with us (which was solely to contribute the Timber Note and the Letter of Credit) and (v) any proceeds relating to the property listed in (i) through (iv) above. The investors holding the Senior Notes of NFTF have no recourse against us for payment of the Senior Notes or the related interest expense.
We received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expect to receive the remaining $20.0 million upon maturity of the Timber Note in 2029 and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that we contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in investments held by special purpose entity or entities (“SPE”) on our consolidated balance sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in administrative costs associated with SPEs on our consolidated statements of operations.
RiverTown Sale
On April 2, 2014, we completed a sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”) of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for $43.6 million, the assumption of $11.0 million of associated Community Development District assessments and the obligation to purchase from us certain RiverTown community related impact fee credits from us as the RiverTown community is developed. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we may receive approximately $20.0 million to $26.0 million for the impact fees over the five-year period following the closing of the 2014 sale to Mattamy (most of which, we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond our control. We cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. We received $0.4 million during 2016, $0.1 million during both 2015 and 2014, and we have received a total of approximately $0.6 million from April 2014 through December 31, 2016.
We recorded net earnings of $26.0 million before income taxes for the RiverTown Sale during the second quarter of 2014.

Results of Operations
Consolidated Results
Revenue and expenses. The following table sets forth a comparison of the results of our operations for the three years ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
	In millions
Revenue:
Real estate revenue	$23.4	$33.7	$635.0
Resorts and leisure revenue	57.3	54.5	48.4
Leasing revenue	9.8	9.0	7.0
Timber revenue	5.2	6.7	11.5
Total	95.7	103.9	701.9
Expenses:
Cost of real estate revenue	8.0	16.4	87.1
Cost of resorts and leisure revenue	50.2	47.1	42.9
Cost of leasing revenue	3.1	2.8	2.3
Cost of timber revenue	0.8	0.8	4.5
Other operating and corporate expenses	23.1	33.4	26.2
Pension charges	—	—	13.5
Administrative costs associated with SPEs	—	—	3.7
Depreciation, depletion and amortization	8.6	9.5	8.4
Total	93.8	110.0	188.6
Operating income (loss)	1.9	(6.1)	513.3
Other income (expense):
Investment income, net	17.8	22.7	12.7
Interest expense	(12.3)	(11.4)	(8.6)
Claim settlement	12.5	—	—
Other income (expense), net	2.7	(6.3)	4.4
Total other income, net	20.7	5.0	8.5
Income (loss) before income taxes	22.6	(1.1)	521.8
Income tax expense	(7.1)	(0.8)	(115.5)
Net income (loss)	$15.5	$(1.9)	$406.3

Real Estate Revenue and Gross Profit.

	2016	% (1)	2015	% (1)	2014	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$19.5	83.3%	$21.2	62.9%	$17.9	2.8%
RiverTown Sale	—	—%	—	—%	43.6	6.9%
Commercial real estate revenue	2.1	9.0%	7.2	21.4%	3.3	0.5%
AgReserves Sale, rural land and other revenue	1.8	7.7%	5.3	15.7%	570.2	89.8%
Real estate revenue	$23.4	100.0%	$33.7	100.0%	$635.0	100.0%

Gross profit:
Residential real estate revenue	$13.1	67.2%	$10.3	48.6%	$8.0	44.7%
RiverTown Sale	—	—%	—	—%	26.0	59.6%
Commercial real estate revenue	0.8	38.1%	2.2	30.6%	2.3	69.7%
AgReserves Sale, rural land and other revenue	1.5	83.3%	4.8	90.6%	511.6	89.7%
Gross profit	$15.4	65.8%	$17.3	51.3%	$547.9	86.3%

(1)	Calculated percentage of total real estate revenue and the respective gross profit percentage.
Real Estate Revenue and Gross Profit. During 2016, residential real estate revenue decreased $1.7 million, or 8.0%, to $19.5 million, as compared to $21.2 million during 2015, but gross profit increased $2.8 million, or 27.2%, to $13.1 million, (or gross margin of 67.2%), as compared to $10.3 million, (or gross margin of 48.6%), during 2015. During 2016, we sold 106 lots compared to 162 lots during 2015, due to the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and variance in pricing among the communities. Included in the residential real estate revenue for 2016, is a $3.4 million unimproved land sale with a gross profit of $3.3 million due to a low historical basis.
During 2015, residential real estate revenue increased $3.3 million, or 18.4%, to $21.2 million, as compared to $17.9 million during 2014. During 2015, residential real estate gross profit increased $2.3 million, or 28.8%, to $10.3 million, (or gross margin of 48.6%), as compared to $8.0 million, (or gross margin of 44.7%), during 2014. These increases are primarily due to increased volume in our primary residential communities and a sale of one resort home offset by a reduction in sales in our resort home communities due to lower homesite availability. Residential real estate gross profit increased due to price increases and the mix of sales from different communities.
Our customer base for residential real estate sales has shifted from being primarily retail based to being more weighted towards homebuilders. Homebuilders generally buy more homesites in a single transaction but tend to buy on a more sporadic basis, and we believe we will continue to experience greater volatility in the consistency and pace of our residential real estate sales. In addition, as the mix of homesites that we sell has shifted to homesites in our primary residential communities, which typically have a lower price and gross margin than homesites in our resort residential communities, we may experience a decrease in our gross margin from residential real estate revenue.
Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. Commercial real estate revenue decreased $5.1 million, or 70.8%, to $2.1 million during 2016, as compared to $7.2 million during 2015, the decrease is primarily due to the characteristics of the properties sold during each period. During 2016, there were eight commercial real estate sales totaling approximately 17 acres. During 2015, there were three commercial real estate sales totaling approximately 14 acres.
During 2016, cost of commercial real estate revenue included $0.9 million on the sale of commercial real estate and $0.4 million of impairment charges related to a commerce park, which resulted in commercial real estate gross profit of $0.8 million, or 38.1%. During 2015, commercial real estate gross profit was $2.2 million, or 30.6%.

Commercial real estate revenue increased $3.9 million, or 118.2%, to $7.2 million during 2015, as compared to $3.3 million during 2014. During 2015, commercial real estate gross profit was $2.2 million, or 30.6%, as compared to $2.3 million, or 69.7%, during 2014. During 2015, there were three commercial real estate sales totaling approximately 14 acres. During 2014, there were four commercial real estate sales totaling approximately 5 acres.
AgReserves Sale, Rural Land and Other Revenue and Gross Profit. During 2016, rural land and other revenue decreased $3.5 million, or 66.0%, to $1.8 million as compared to $5.3 million during 2015. During 2016, rural land and other gross profit was $1.5 million, or 83.3%, as compared to $4.8 million, or 90.6%, during 2015. During 2016, we sold approximately 786 acres of rural and timber land for $1.4 million and approximately 6 acres of mitigation bank credits for $0.4 million. During 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million and approximately 1 acre of mitigation bank credits for less than $0.1 million. Revenue from rural land can vary drastically from period to period.
During 2015, AgReserves sale, rural land and other revenue decreased $564.9 million, or 99.1%, to $5.3 million as compared to $570.2 million during 2014, and gross profit was $4.8 million, or 90.6%, as compared to $511.6 million, or 89.7%, during 2014, primarily due to the AgReserves Sale in 2014. Included in real estate revenue for 2014 is revenue of $569.7 million for the AgReserves Sale and revenue of $43.6 million for the RiverTown Sale. The AgReserves Sale included the recognition of $11.0 million of revenue which had been previously recorded as deferred revenue in connection with a 2006 agreement with the Florida Department of Transportation (the “FDOT”) pursuant to which we agreed to sell approximately 3,900 acres of rural land to the FDOT. As part of the AgReserves Sale, we transferred approximately 800 acres that are subject to the 2006 agreement to AgReserves who has agreed to transfer title to the FDOT.
During 2014, we recorded gross profit of $511.2 million, or 89.7%, for the AgReserves Sale and $26.0 million, or 59.6%, for the RiverTown Sale. Excluding the AgReserves Sale and the RiverTown Sale, gross profit was $10.7 million, or 50.5%, during 2014.
Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
For additional information see the Segment Results sections for Residential Real Estate, Commercial Real Estate and Forestry.
Resorts and Leisure Revenue and Gross Profit.

	2016	2015	2014
	Dollars in millions
Resorts and leisure revenue	$57.3	$54.5	$48.4
Gross profit	$7.1	$7.4	$5.5
Gross margin	12.4%	13.6%	11.4%
Resorts and leisure revenue increased $2.8 million, or 5.1%, during 2016, as compared to 2015. The increase in our resorts and leisure revenue included an increase of $1.6 million in vacation rentals, due to an increase in average room rate along with an increase in average home size managed in the vacation rental program, an increase of $0.7 million for growth in rounds played at the golf courses by resort guests along with a strong showing by our food and beverage component and increases in ancillary spend for recreation, spa and resort service fees, and an increase of $0.5 million for membership growth. Our gross margin decreased during 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to 2015 and a one-time homeowner association payment of $0.7 million.
Resorts and leisure revenue increased $6.1 million, or 12.6%, during 2015, as compared to 2014. The increase in our resorts and leisure revenue and gross margin included an increase of $2.0 million within the club operations due to membership growth and an increase in golf rounds, a $1.8 million increase in our vacation rentals due to a shift to higher revenue producing homes, $0.4 increase in The Pearl Hotel management fees due to a full year of the management agreement and increases in ancillary spend including food and beverage, recreation, spa, marina and resort service fees.

Leasing Revenue and Gross Profit.

	2016	2015	2014
	Dollars in millions
Leasing revenue	$9.8	$9.0	$7.0
Gross profit	$6.7	$6.2	$4.7
Gross margin	68.4%	68.9%	67.1%
Leasing revenue increased $0.8 million, or 8.9%, during 2016, as compared to 2015. The increase in revenue is primarily due to the continued commencement of revenue from new store openings in our Pier Park North JV, as well as other new leases. In 2016, we continued to open new stores and increase leasing revenue from our Pier Park North JV as retail space became occupied by tenants. As a result, we recognized $5.4 million of leasing revenue from the Pier Park North JV during 2016, as compared to $4.6 million in 2015. Leasing revenue for 2016 includes $0.1 million related to the short term lease of undeveloped land within the commercial real estate segment.
Leasing revenue increased $2.0 million, or 28.6%, during 2015, as compared to 2014, and gross margin increased in 2015 to 68.9%, from 67.1% in 2014. The increase in revenue and gross profit is primarily due to the commencement of revenue from new store openings in our Pier Park North JV combined with increased percentage rent from retail operating properties in or near our WaterColor and WaterSound Beach resort operations. In 2015, we continued to open new stores and increase leasing revenue from our Pier Park North JV as retail space became occupied by tenants.
Timber Revenue and Gross Profit.

	2016	2015	2014
	Dollars in millions
Timber revenue	$5.2	$6.7	$11.5
Gross profit	$4.4	$5.9	$7.0
Gross margin	84.6%	88.1%	60.9%
Timber revenue decreased $1.5 million, or 22.4%, during 2016, as compared to 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. There were 309,000 tons sold during 2016, as compared to 375,000 tons sold during 2015. Gross margin decreased during 2016 to 84.6%, as compared to 88.1% during the same period in 2015, primarily due to fluctuations in product mix and market supply. In addition, subsequent to the AgReserves Sale, we have primarily sold product on site without the associated delivery costs, which has increased our timber revenue gross margin.
Timber revenue decreased $4.8 million, or 41.7%, during 2015, as compared to 2014, primarily due to the AgReserves Sale, which closed on March 5, 2014. In addition, timber revenue for 2014 included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014.

Other operating and corporate expenses.

	2016	2015	2014
	In millions
Employee costs	$7.1	$13.8	$9.6
401(k) contribution / pension costs	1.4	1.3	—
Non-cash stock compensation costs	0.1	0.2	0.2
Property taxes and insurance	5.6	5.7	6.3
Professional fees	5.0	7.4	5.2
Marketing and owner association costs	1.5	1.4	1.6
Occupancy, repairs and maintenance	0.7	1.3	0.9
Other	1.7	2.3	2.4
Total other operating and corporate expenses	$23.1	$33.4	$26.2
Other operating and corporate expenses decreased by $10.3 million or 30.8%, during 2016, as compared to 2015, primarily due to our continued focus on a low expense structure, which has led to decreases in personnel costs, professional fees and other expenses.
Other operating and corporate expenses increased by $7.2 million, or 27.5%, during 2015, as compared to 2014, primarily due to increased planning costs related to our exploration of mixed-use and active adult communities, including non-recurring expenses related to the approval of the Bay-Walton Sector Plan and costs related to personnel changes.
Pension charges. In 2014 the pension plan was terminated. In November 2012, the Board of Directors approved the termination of our Pension Plan, which was frozen in March 2013 pending regulatory approvals which were received in August 2014. As of December 31, 2014, the Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to our 401(k) Plan to pay additional future benefits. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to us in December 2014. During 2016 and 2015, we recorded an expense of $1.4 million and $1.3 million, respectively, for the fair value of the assets that were allocated to participants. Any gains and losses on these assets are reflected in the Company’s consolidated statements of operations and were a $0.1 million gain for both 2016 and 2015. Refer to Note 6. Financial Instruments and Fair Value Measurements. In addition, we expect to record additional expenses of approximately $5.6 million as the assets in our 401(k) Plan are allocated to participants up to the next five years. See Note 17. Employee Benefit Plans in the Notes to the consolidated financial statements included in Item 15 to this annual report on Form 10-K for further information.
Administrative costs associated with SPEs. Administrative costs associated with SPEs of $3.7 million during 2014, include one-time administrative costs associated with the monetization of the Timber Note received in the AgReserves Sale. See Note 4. Real Estate Sales in the notes to the consolidated financial statements included in Item 15 to this annual report on Form 10-K for further information.
Depreciation, depletion and amortization. The decrease of $0.9 million in depreciation, depletion and amortization expenses in 2016, as compared to 2015, was primarily due to operating assets being fully depreciated.
The increase of $1.1 million in depreciation, depletion and amortization expenses in 2015, as compared to 2014, was primarily due to an increase in building and land improvements completed during 2015 related to Pier Park North and other operating properties.

Investment income, net. Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) realized gains and losses from our available-for-sale investments, (iv) other-than-temporary impairment losses, (v) interest income earned on the time deposit held by the Buyer SPE and (vi) interest earned on mortgage notes receivable and claim settlement receivable as detailed in the table below:

	2016	2015	2014
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$6.6	$7.0	$6.3
Accretion income	1.8	1.5	1.4
Realized gains (losses) on the sale of investments	0.8	5.3	(0.8)
Other-than-temporary impairment losses	—	—	(1.3)
Total net investment income from available-for-sale securities	9.2	13.8	5.6
Interest income from investments in SPEs	8.2	8.2	6.1
Interest accrued on notes receivable and other interest	0.4	0.7	1.0
Total investment income, net	$17.8	$22.7	$12.7
During the years ended December 31, 2016 and 2015, the average balance of investments was approximately $202.7 million and $368.2 million, respectively. The decrease in investments during 2016 is primarily related to a change in investments from U.S. Treasury securities to commercial paper, which is included in cash and cash equivalents on our consolidated balance sheets. For the year ended December 31, 2015, the realized gain on sale of investments of $5.3 million was due to the sale of certain corporate debt securities.
Interest expense. Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF in April 2014 in connection with the AgReserves Sale and the construction loan and Refinanced Loan in our consolidated Pier Park North JV.

	2016	2015	2014
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$8.8	$8.8	$6.6
Interest expense	3.5	2.6	2.0
Total interest expense	$12.3	$11.4	$8.6

Interest expense increased $0.9 million, or 7.9%, during 2016, as compared to 2015, primarily due an increase of interest expense related to the Refinanced Loan for our consolidated Pier Park North JV.
Interest expense increased by $2.8 million, or 32.6%, during, 2015 as compared to 2014, primarily due to an increase of $2.2 million for a full year of interest expense for the Senior Notes issued by NFTF and interest expense of $1.5 million on the Pier Park North JV construction loan and Refinanced Loan, partially offset by a decrease in interest expense on our CDD assessments due to the RiverTown Sale.

Claim settlement. On March 24, 2016, we entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which we, on our behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, we will receive $13.2 million, of which $7.8 million remains receivable as of December 31, 2016, from BP Exploration & Production Inc., a large portion of which will reimburse us for expenses incurred. On October 3, 2016, the Company received a $5.0 million payment. The remaining settlement amount will be made in payments of $2.7 million due in October of 2017, 2018 and 2019. We also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, we recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on our best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in our consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the period from March 24, 2016 to December 31, 2016 was $0.3 million.
Other income (expense), net. Other income (expense), net primarily includes legal and regulatory costs related to a resolved SEC investigation, income from our retained interest investments, hunting lease income, litigation and insurance proceeds and other income and expense items as detailed in the following table:

	2016	2015	2014
	In millions
SEC investigation fees and expenses	$0.7	$(8.2)	$—
Accretion income from retained interest investments	1.0	0.9	0.9
Hunting lease income	0.6	0.6	0.7
Litigation and insurance proceeds received	—	—	1.8
Other income, net	0.4	0.4	1.0
Other income (expense), net	$2.7	$(6.3)	$4.4
Other income (expense), net was $2.7 million of income during 2016, $6.3 million of expense during 2015 and $4.4 million of income during 2014. In 2015, we incurred $8.2 million of expenses related to an SEC investigation, which was resolved in October 2015. In 2016, SEC investigation expenses were partially offset by the reversal of an accrual of $0.7 million. During 2014, other income (expense), net included the cash receipt of $1.8 million for a real estate litigation settlement and a $0.6 million gain related to the sale of our fifty percent ownership in our East San Marco joint venture.
Income tax expense. Our income tax expense in 2016 was $7.1 million compared to $0.8 million and $115.5 million in 2015 and 2014, respectively. Our effective tax rate was 31.0%, 87.5% and 22.1% in 2016, 2015 and 2014, respectively. During 2016, we reversed $0.9 million of the valuation allowance established on our net deferred tax liability of $36.8 million as of December 31, 2015.
Our effective rate for 2016 differed from the U.S. Federal statutory rate of 35% primarily due to the impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. Our effective rate for 2015 reflected our expectation that approximately $2.8 million of the settlements costs related to an SEC investigation may not be deductible for income tax purposes, which increased our effective rate in 2015. During 2014, we reversed $86.9 million of the valuation allowance established on our net deferred tax assets as of December 31, 2013, which reduced our effective rate in 2014. In the future, we expect that our effective rate will be closer to the statutory rate.
In December 2016, we entered into a transaction in which we sold all of our interest in the Windmark Beach project, located in Gulf County, Florida, to Windmark JV, LLC (“Windmark JV”). Windmark JV is a joint venture between Windmark Beach, LLC, our wholly owned subsidiary, The Fairholme Unlimited Foundation, Inc. (a 501(c)(3) private operating foundation), and another unrelated 501(c)(3) charitable foundation. The sale of the Windmark Beach project created a net taxable loss for us in 2016. The loss will be carried back to 2014 for a federal income tax refund of $24.6 million. The carryback of the loss will also create an AMT credit carryforward of $13.5 million. The AMT credit carryforward may be carried forward indefinitely to offset future federal income tax liabilities. For Florida income tax purposes, the net taxable loss may be carried forward through 2036 to offset future Florida taxable income.

Segment Results
Residential Real Estate
Our residential real estate segment typically plans and develops primary residential and resort residential communities of various sizes, primarily on our existing land. We own land in Northwest Florida, including Gulf of Mexico beach frontage and waterfront properties, concentrated primarily between Tallahassee and Destin, Florida.
The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2016:

	2016	2015	2014
	In millions
Revenue:
Real estate revenue	$17.5	$19.4	$17.0
RiverTown Sale	—	—	43.6
Other revenue	2.0	1.8	0.9
Total revenue	19.5	21.2	61.5
Expenses:
Cost of real estate and other revenue	6.4	10.9	10.0
Cost of real estate revenue - RiverTown Sale	—	—	17.6
Other operating expenses	5.7	10.2	8.3
Depreciation and amortization	0.3	0.5	0.6
Total expenses	12.4	21.6	36.5
Operating income (loss)	7.1	(0.4)	25.0
Other expense, net	(1.2)	(0.4)	(0.1)
Income (loss)	$5.9	$(0.8)	$24.9
Real estate revenue includes sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes brokerage fees, marketing fees and impact fee credits sold. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs). During 2015, other operating expenses include non-recurring expenses related to the Bay-Walton Sector Plan.
In April 2014, we completed the RiverTown Sale and as a result recognized revenue of $43.6 million during 2014.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	(Dollars in millions)
Primary homesites	91	$5.9	$2.8	$3.1	52.5%	138	$9.8	$5.5	$4.3	43.9%
Resort homesites	15	8.2	2.9	5.3	64.6%	23	8.8	3.3	5.5	62.5%
Resort home	—	—	—	—	—%	1	0.8	0.8	—	—%
Land sale	N/A	3.4	0.1	3.3	97.1%	N/A	—	—	—	—%
Total	106	$17.5	$5.8	$11.7	66.9%	162	$19.4	$9.6	$9.8	50.5%

Primary homesites. Revenue from primary homesite sales decreased $3.9 million, or 39.8%, during 2016, as compared to 2015, due to the mix and timing of sales, which were primarily in the Watersound Origins, Breakfast Point and Southwood communities. During both 2016 and 2015, the average revenue per primary homesite sold was approximately $0.1 million. Gross margin increased to 52.5% during 2016, as compared to 43.9% during 2015, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.
Resort homesites and resort home. Revenue from resort homesite sales decreased $0.6 million, or 6.8%, during 2016, as compared to 2015. During 2016, the average revenue per resort homesite sold was approximately $0.5 million, as compared to approximately $0.4 million during the same period in 2015. Gross margins increased to 64.6% during 2016, as compared to 62.5% during 2015, primarily due to price increases and the mix of homesites sold during each respective period. Revenue from the resort home in 2015 is related to a completed home that was sold within the WaterSound Beach community.
Land sale. During 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel, owner association and CDD assessments and other administrative expenses. Other operating expenses decreased $4.5 million, or 44.1%, during 2016, as compared to 2015, primarily due to decreases in personnel costs and professional fees, due to our continued focus on a low expense structure.
During 2016 and 2015, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense, net primarily includes interest expense on our CDD assessments and other miscellaneous expenses, partially offset by interest earned on our mortgage notes receivables. Other expense, net increased $0.8 million during 2016, as compared to 2015, primarily due to a decrease in interest earned on the RiverTown Note that was paid in June 2015.
Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Year Ended December 31, 2015					Year Ended December 31, 2014
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	(Dollars in millions)
Primary homesites	138	$9.8	$5.5	$4.3	43.9%	69	$6.3	$3.9	$2.4	38.1%
Resort homesites	23	8.8	3.3	5.5	62.5%	31	10.3	5.3	5.0	48.5%
Resort home	1	0.8	0.8	—	—%	—	—	—	—	—%
RiverTown Community	—	—	—	—	—%	7	0.4	0.2	0.2	50.0%
Total	162	$19.4	$9.6	$9.8	50.5%	107	$17.0	$9.4	$7.6	44.7%
Primary homesites. Revenue from primary homesite sales increased $3.5 million, or 55.6%, during 2015, as compared to 2014, due to the timing of sales in the Watersound Origins, Breakfast Point, and Southwood communities. During both 2015 and 2014, the average revenue per primary homesite sold was approximately $0.1 million. Gross margin increased to 43.9% during 2015, as compared to 38.1% during 2014, primarily due to price increases and the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.
Resort homesites and resort home. Revenue from resort homesite sales decreased $1.5 million, or 14.6%, during 2015, as compared to 2014, due to a decrease of available homesites. During 2015, the average revenue per resort homesite sold was approximately $0.4 million, as compared to approximately $0.3 million during the same period in 2014. Gross margins increased to 62.5% during 2015, as compared to 48.5% during 2014, primarily due to price increases and the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.
RiverTown Community. In April 2014, we completed the sale of the RiverTown community. See Factors Affecting Comparability - RiverTown Sale on page 29 for additional discussion.

Other operating expenses include salaries and benefits, property taxes, marketing, project administration, support personnel, owner association and CDD assessments and other administrative expenses. Other operating expenses increased $1.9 million during 2015, as compared to 2014, primarily due to increased spending related to our exploration of mixed-use and active adult communities, including non-recurring expenses related to the approval of the Bay-Walton Sector Plan. During 2015 and 2014, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense, net primarily includes interest expense on our CDD assessments and other miscellaneous expenses, partially offset by interest earned on our mortgage notes receivables. Other expense, net increased $0.3 million during 2015, as compared to 2014, primarily due to a decrease in interest earned on the RiverTown Note that was paid in June 2015.

Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings, often in conjunction with strategic partners, for a broad range of retail, office, hotel, multi-family and industrial uses. From time to time, our commercial real estate segment may also sell properties in our resort and leisure or leasing operations segments. The timing of commercial real estate revenue can vary depending on the demand, size and location of the property.
The table below sets forth the results of operations of our commercial real estate segment for the three years ended December 31, 2016:

	2016	2015	2014
	In millions
Revenue:
Real estate revenue	$2.1	$7.2	$3.3
Leasing revenue	0.1	—	—
Total revenue	2.2	7.2	3.3
Expenses:
Cost of real estate revenue	1.3	5.0	1.0
Other operating expenses	2.2	2.1	2.3
Total expenses	3.5	7.1	3.3
Operating income	(1.3)	0.1	—
Other expense	—	—	(0.1)
(Loss) income	$(1.3)	$0.1	$(0.1)
Real Estate Revenue. Commercial real estate revenue for the three years ended December 31, 2016 includes the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2016	8	17	$123,529	$2.1	$0.8
2015	3	14	$514,285	$7.2	$2.2
2014	4	5	$609,938	$3.3	$2.3
 Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Commercial real estate revenue was $2.1 million during 2016, as compared to $7.2 million during 2015, the decrease is primarily due to the characteristics of the properties sold during each period. Commercial real estate revenue can vary depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2016, impairment charges of $0.4 million were included in cost of real estate revenue, related to a commerce park. Leasing revenue for 2016 includes $0.1 million related to the short term lease of undeveloped land within the commercial real estate segment.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses increased $0.1 million during 2016, as compared to 2015, primarily due to increased employee costs.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Commercial real estate revenue was $7.2 million during 2015, as compared to $3.3 million during 2014. Commercial real estate revenue can vary depending on the mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other operating expenses decreased $0.2 million during 2015, as compared to 2014, primarily due to reduced employee costs and property taxes.

Resorts and Leisure
Our resorts and leisure segment includes recurring revenue from our resorts and leisure operations. Resorts and leisure revenue and cost of resorts and leisure revenue include results of operations from the WaterColor Inn, the vacation rental program, four golf courses, a beach club, marina operations, membership fees, other management services, including management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three years ended December 31, 2016:

	2016	2015	2014
	In millions
Revenue:
Resorts and leisure revenue	$57.3	$54.5	$48.4
Expenses:
Cost of resorts and leisure revenue	50.2	47.1	42.9
Other operating expenses	0.5	0.4	0.5
Depreciation	4.5	5.1	4.1
Total expenses	55.2	52.6	47.5
Operating income	2.1	1.9	0.9
Other (expense) income, net	—	(0.1)	0.6
Net income	$2.1	$1.8	$1.5
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
The following table sets forth the detail of our resorts and leisure revenue and cost of revenue:

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$41.1	$5.2	12.7%	$39.1	$5.6	14.3%
Clubs	13.5	1.2	8.9%	12.4	1.0	8.1%
Marinas	2.7	0.7	25.9%	3.0	0.8	26.7%
Total	$57.3	$7.1	12.4%	$54.5	$7.4	13.6%
Revenue from our resorts, vacation rentals and other management services increased $2.0 million, or 5.1%, during 2016, as compared to 2015, which included an increase of $1.6 million in vacation rentals, due to an increase in average room rate along with an increase in average home size managed in the vacation rental program.
Revenue from our clubs increased $1.1 million, or 8.9%, during 2016, as compared to 2015, primarily due to a continued increase in total members, which resulted in an additional $0.5 million of revenue and an increase of $0.6 million related to growth in rounds played at the golf courses by resort guests and a strong showing by our food and beverage component.
Our gross margin has decreased during 2016, primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to 2015 and a one-time homeowner association payment of $0.7 million.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	Dollars in millions
Resorts, vacation rentals and other management services	$39.1	$5.6	14.3%	$35.1	$4.6	13.1%
Clubs	12.4	1.0	8.1%	10.4	0.2	1.9%
Marinas	3.0	0.8	26.7%	2.9	0.7	24.1%
Total	$54.5	$7.4	13.6%	$48.4	$5.5	11.4%
Revenue from our resorts, vacation rentals and other management services increased $4.0 million, or 11.4%, during 2015, as compared to 2014, which included an increase of $1.7 million in resort ancillary spend including food and beverage, recreation, spa and resort service fees, a $1.8 million increase in our vacation rentals due to a shift to higher revenue producing homes and a $0.4 increase in The Pearl Hotel management fees due to a full year of the management agreement.
Revenue from our clubs increased $2.0 million, or 19.2%, and gross margin increased 6.2% during 2015, as compared to 2014, due to a continued increase in total members, the growth in resort rounds at the golf courses and continued focus with weddings and special events.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Leasing Operations
Our leasing operations segment includes recurring revenue from our retail and commercial leasing operations, including our consolidated Pier Park North JV.
The table below sets forth the results of operations of our leasing operations segment for the three years ended December 31, 2016:

	2016	2015	2014
	In millions
Revenue:
Leasing revenue	$9.7	$9.0	$7.0
Expenses:
Cost of leasing revenue	3.1	2.8	2.3
Other operating expenses	1.3	0.9	0.6
Depreciation	3.1	3.1	2.7
Total expenses	7.5	6.8	5.6
Operating income	2.2	2.2	1.4
Other expense, net	(2.1)	(1.5)	(0.3)
Net income	$0.1	$0.7	$1.1
The total net rentable square feet and percentage leased of commercial leasing properties by location at December 31, 2016 and 2015 are as follows:

		December 31, 2016		December 31, 2015
	Location	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased
Pier Park North JV	Bay County, FL	320,308	93%	320,308	90%
Venture Crossings	Bay County, FL	105,000	100%	105,000	100%
Windmark Beach JV (1)	Gulf County, FL	48,035	21%	48,035	21%
SouthWood Town Center	Leon County, FL	34,412	86%	34,412	68%
WaterColor Town Center (2)	Walton County, FL	31,752	96%	31,752	96%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	100%	—	—%
WaterSound Gatehouse	Walton County, FL	12,624	90%	12,624	90%
SummerCamp Commercial	Franklin County, FL	13,000	—%	13,000	—%
Wetappo	Gulf County, FL	4,900	100%	4,900	100%
WaterSound Origins	Walton County, FL	760	100%	760	—%
		603,598	87%	588,898	83%

(1)	Included in net rentable square feet as of December 31 2016 and 2015, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet there is also space that we occupy or serves as common area.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenue from our leasing operations increased $0.7 million, or 7.8%, and gross profit increased $0.4 million, or 6.5%, during 2016, as compared to 2015, primarily due to the continued commencement of revenue from new store openings in our Pier Park North JV, as well as other new leases. In connection with our Pier Park North JV, we recognized $5.4 million of leasing revenue during 2016. As of December 31, 2016 we had approximately 522,000 square feet under lease, compared to approximately 490,000 square feet under lease as of December 31, 2015. As of December 31, 2016, Pier Park North construction was substantially complete and approximately 298,000 square feet of retail space was leased, which included key tenants such as Dick’s Sporting Goods, Fresh Market, World Market, Bed Bath & Beyond, Michaels, Pet Smart, Bealls Outlet Store and Ross Dress for Less.
Other operating expenses increased $0.4 million during 2016, as compared to 2015, primarily due to the settlement of a lease obligation in June of 2016, which resulted in a payment by the Pier Park North JV of $0.4 million. Other operating expenses also include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses.
Other expense, net increased $0.6 million during 2016, as compared to 2015, primarily due to interest expense from the Pier Park North JV Refinanced Loan.
We had no capitalized indirect development costs related to Pier Park North JV during 2016, and $0.2 million during 2015.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenue from our leasing operations increased $2.0 million, or 28.6%, and gross profit increased $1.5 million, or 31.9%, during 2015, as compared to 2014, primarily attributable to an increase in revenue from leases in our Pier Park North JV that began to open in 2014. In connection with our Pier Park North JV, we recognized $4.6 million of leasing revenue during 2015.
Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses.
Other expense, net, increased $1.2 million during 2015, as compared to 2014, primarily due to interest expense from the Pier Park North JV Refinanced Loan.
During 2015 and 2014, we capitalized $0.2 million and $0.6 million, respectively, of indirect development costs related to Pier Park North JV, for which construction began in early 2013.

Forestry
Our forestry segment focuses on the management of our timber holdings. We grow and sell sawtimber, wood fiber and forest products. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.
The table below sets forth the results of operations of our forestry segment, including revenue and expenses associated with the 2014 AgReserves Sale and other rural land sales, for the three years ended December 31, 2016:

	2016	2015	2014
	In millions
Revenue:
Timber revenue	$5.2	$6.7	$11.5
Real estate revenue - AgReserves and other rural land revenue	1.4	5.3	569.9
Total revenue	6.6	12.0	581.4
Expenses:
Cost of timber revenue	0.8	0.8	4.5
Cost of real estate revenue - AgReserves and other rural land revenue	0.3	0.5	58.4
Other operating expenses	0.5	0.9	1.9
Depreciation and depletion	0.5	0.6	0.7
Total expenses	2.1	2.8	65.5
Operating income	4.5	9.2	515.9
Other income, net	1.1	1.1	1.2
Net income	$5.6	$10.3	$517.1
The total tons sold and relative percentages of total tons sold by major type of timber revenue for the three years ended December 31, 2016 are as follows:

	2016		2015		2014
Pine pulpwood	232,000	75.1%	249,000	66.4%	303,000	70.0%
Pine sawtimber	62,000	20.1%	100,000	26.7%	87,000	20.1%
Pine grade logs	13,000	4.2%	24,000	6.4%	25,000	5.8%
Other	2,000	0.6%	2,000	0.5%	18,000	4.1%
Total	309,000	100.0%	375,000	100.0%	433,000	100.0%
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Timber revenue decreased by $1.5 million, or 22.4%, during 2016, as compared to 2015, primarily due to a decrease in the amount of tons sold due to fluctuations in market supply. There were 309,000 tons sold during 2016, as compared to 375,000 tons sold during 2015. The average price per ton sold decreased to $16.82 in 2016 from $17.71 in 2015. Gross margin decreased during 2016, to 84.6%, as compared to 88.1% during the same period in 2015, primarily due to fluctuations in product mix and market supply.
During 2016, we sold approximately 786 acres of rural and timber land for $1.4 million. During 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.
Other operating expenses include salaries and benefits, professional fees, repairs and maintenance, and other administrative expenses. Other operating expenses decreased $0.4 million, or 44.4%, during 2016, as compared to 2015, primarily due to a decrease in repair and maintenance expense.
Other income, net consists primarily of income from hunting leases and fill dirt sales.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Changes in our timber revenue from 2014 to 2015 are primarily driven by the results of the AgReserves Sale in March 2014. See Factors Affecting Comparability - AgReserves Sale on page 29 for additional discussion.
During 2015, we sold approximately 3,330 acres of rural and timber land for $5.3 million.
The following table sets forth our timber revenue activity by volume sold and average price:

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Revenue	Tons	Average price	Revenue	Tons	Average price
	(In millions)			(In millions)
Open market sales	$6.6	375,000	$17.71	$7.0	322,000	$21.87
RockTenn supply agreement	—	—	—	3.2	111,000	29.08
Total	$6.6	375,000	$17.71	$10.2	433,000	$23.73
As a result of the AgReserves Sale we transferred the RockTenn supply agreement to AgReserves and are no longer selling under that agreement. In addition, tons of timber sold, the average price per ton and total timber revenue in the open market sales decreased in 2015 as compared to 2014 as a result of our significantly lower holdings of timber land. Timber revenue decreased by $4.8 million, or 41.7%, during 2015, as compared to 2014. There were 375,000 tons sold during 2015 as compared to 433,000 tons sold during 2014. The average price per ton sold decreased to $17.71 in 2015 from $21.87 in 2014. Prior to the AgReserves Sale, we primarily cut and delivered the timber sold, however after the AgReserves Sale we primarily sold the timber on site and required the purchaser to cut and pay for removal of the timber. This resulted in a lower average sales price but increased our gross margin per ton.
In addition, timber revenue in 2014 included $1.1 million of deferred revenue related to an imputed land lease that was to be recognized over the life of the timber deeds sold in March 2011. We sold substantially all the land included in the imputed lease as part of the AgReserves Sale and recognized the remaining deferred revenue during 2014.
The gross margin, excluding the recognition of the deferred revenue from the imputed lease, increased during 2015, to 88.1%, as compared to 56.7% during 2014.
Other operating expenses decreased $1.0 million during 2015, as compared to 2014, due to severance costs that were paid in the first quarter of 2014, related to the workforce reduction in our forestry operations due to the AgReserves Sale. Other income, net consists primarily of income from hunting leases, which decreased $0.1 million during 2015, as compared to 2014, primarily due to hunting leases that were sold and use practices.

Liquidity and Capital Resources
As of December 31, 2016, we had cash and cash equivalents of $241.1 million, compared to $212.8 million as of December 31, 2015. Our cash and cash equivalents at December 31, 2016 includes commercial paper of $129.7 million and $86.2 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities as being generally available to meet our liquidity needs. Securities classified as available-for-sale securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2016, we had investments in corporate debt securities of $139.1 million and preferred stock investments of $36.6 million. As of December 31, 2015, we had investments in U.S. Treasuries of $184.7 million, investments in corporate debt securities of $6.3 million and preferred stock investments of $0.2 million. As of December 31, 2016, $9.4 million of the $139.1 million corporate debt securities and $0.2 million of the $36.6 million preferred stock are issued by Sears Holdings Corp or affiliates, which may be deemed an affiliate of Fairholme.
Fairholme has served as an investment advisor to the Company since April 2013. As of December 31, 2016, the funds managed by Fairholme beneficially owned approximately 32.9% of our common stock. Mr. Bruce Berkowitz is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme does not receive any compensation for services as our investment advisor.
Pursuant to the terms of the Agreement, Fairholme agreed to supervise and direct the investments of our investment accounts established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. Effective November 1, 2016, we entered into an Amendment to the Agreement, pursuant to which we modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.
Our real estate investment strategy focuses on projects that meet our investment return criteria. During 2016, we incurred a total of $12.9 million for capital expenditures, which includes $7.3 million related to the acquisition and development of our residential and commercial real estate projects, $2.9 million for our leasing segment, which includes $1.6 million related to the Pier Park North JV, $1.3 million related to our resorts and leisure segment and $1.4 million related to our forestry and other segments. Our 2017 budgeted capital expenditures are estimated to total $62.8 million, which includes $29.1 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $25.7 million for our leasing segment, $6.4 million for our resorts and leisure segment and $1.6 million for our forestry and other segments. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures. We anticipate that these future capital commitments will be funded through our cash and cash equivalents, short term investments and cash generated from operations.

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan (the “Refinanced Loan”). As of December 31, 2016, $48.1 million was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Real Estate Joint Ventures.
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded debt of $7.5 million related to CDD debt as of December 31, 2016. Our total outstanding CDD assessments were $22.6 million at December 31, 2016, which is comprised of $18.8 million at SouthWood, $3.0 million at the existing Pier Park retail center, $0.6 million at Wild Heron, $0.1 million at Rivercrest and less than $0.1 million at NatureWalk.
During the year ended December 31, 2016 and 2015, we repurchased 995,650 and 16,982,739 shares, respectively, of our common stock at an average stock price of $14.88 and $17.93, respectively, per share, for an aggregate purchase price of $14.8 million and $305.0 million, respectively, pursuant to our stock repurchase program (the “Stock Repurchase Program”). As of December 31, 2016, we had a total authority of $190.9 million available for purchase of shares of our common stock pursuant to our Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. In July 2016, we retired 17,998,658 shares of treasury stock at a value of $320.1 million.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities for the three years ended December 31, 2016 are as follows:

	2016	2015	2014
	(Dollars in millions)
Net cash provided by operating activities	$12.9	$22.4	$331.0
Net cash provided by (used in) investing activities	21.0	445.4	(518.7)
Net cash (used in) provided by financing activities	(5.6)	(289.5)	200.3
Net increase in cash and cash equivalents	28.3	178.3	12.6
Cash and cash equivalents at beginning of the year	212.8	34.5	21.9
Cash and cash equivalents at end of the year	$241.1	$212.8	$34.5
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $12.9 million in 2016, as compared to $22.4 million in 2015. The decrease in net cash provided by operations in 2016 as compared to 2015 is primarily a result of receiving the $19.6 million RiverTown Note payment during 2015, offset by the receipt of $5.0 million for the claim settlement receivable in 2016. Net cash provided by operations was $22.4 million in 2015, as compared to $331.0 million in 2014. This large decrease in net cash provided by operations in 2015 as compared to 2014 is primarily attributable to the proceeds we received from the AgReserves Sale and the RiverTown Sale in 2014.

Cash Flows from Investing Activities
Cash flows provided by (used in) investing activities primarily includes purchases, maturities and sales of investments, investments in assets held by SPEs, capital expenditures incurred by our Pier Park North JV for property to be held and used in the joint venture’s operations and capital expenditures for property and equipment used in our operations. During 2016, net cash provided by investing activities was $21.0 million, which includes purchases of investments of $357.8 million, maturities of investments of $185.0 million, sales of investments of $197.5 million and investments and maturities of assets held by SPEs of $0.8 million. During 2015, net cash provided by investing activities was $445.4 million, which includes purchases of investments of $342.0 million, maturities of investments of $410.0 million, sales of investments of $385.7 million and investments and maturities of assets held by SPEs of $0.8 million. During 2014, net cash used in investing activities was $518.7 million, which includes purchases of investments of $723.1 million, maturities of investments of $150.3 million, sales of investments of $83.2 million and investments and maturities of assets held by SPEs of $6.9 million. See Note 4. Real Estate Sales, included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion on our SPEs.
Capital expenditures incurred by our Pier Park North JV were $1.6 million, $5.8 million and $22.6 million during 2016, 2015 and 2014, respectively. Capital expenditures for other property and equipment were $2.9 million, $3.3 million and $2.5 million during 2016, 2015 and 2014, respectively, which were primarily for our resorts and leisure and leasing operations segments. In addition, we received $3.0 million in proceeds from the sale of our fifty percent ownership interest in our East San Marco real estate joint venture during 2014.
Cash Flows from Financing Activities
Net cash used in financing activities was $5.6 million and $289.5 million for 2016 and 2015, compared to net cash provided by financing activities of $200.3 million for 2014. In 2016 and 2015, $14.8 million and $305.0 million, respectively, were used for the repurchase of our common stock. During 2016, financing activities include a $10.4 million capital contribution from non-controlling interests, offset by capital distribution to non-controlling interests of $0.6 million and $0.5 million of payments related to our Pier Park North JV refinanced loan and other CDD payments. During 2015, financing activities include $48.2 million of borrowings on the Pier Park North JV Refinanced Loan, partially offset by payments of approximately $31.9 million related to our Pier Park North JV construction loan and other CDD payments and a capital distribution to non-controlling interest of $0.1 million. During 2014, financing activities include $177.3 million proceeds from issuance of Senior Notes by NFTF and borrowings on Pier Park North JV construction loan of $25.2 million, offset by debt issuance costs of $1.5 million and $0.6 million of principal payments on debt.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provided for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. At issuance, the Refinanced Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property and a short term $6.6 million letter of credit. In October 2016 the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 10. Real Estate Joint Ventures.
During 2008 and 2007, we sold 132,055 acres of timberland in exchange for fifteen year installment notes receivable in the aggregate amount of $183.3 million. The installment notes are fully backed by irrevocable letters of credit issued by Wachovia Bank, N.A. (now a subsidiary of Wells Fargo & Company). We contributed the installment notes to bankruptcy remote qualified SPEs. The SPEs financial condition and financial results are not consolidated in our financial statements.

During 2008 and 2007, the SPEs monetized $183.3 million of installment notes by issuing debt securities to third party investors equal to approximately 90% of the value of the installment notes. Approximately $163.0 million in net proceeds were distributed to us during 2008 and 2007. The debt securities are payable solely out of the assets of the entities and proceeds from the letters of credit. The investors in the entities have no recourse against us for payment of the debt securities or related interest expense. We have recorded a retained interest with respect to all entities of $10.6 million for all installment notes monetized through December 31, 2016. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment during the three years ended December 31, 2016.
At December 31, 2016, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and standby letters of credit in the amount of $0.4 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.

Contractual Obligations at December 31, 2016

	Payments due by Calendar Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)	$55.7	$1.0	$2.1	$2.3	$50.3
Interest related to debt, including Community Development District debt (1)	18.1	2.2	4.2	4.0	7.7
Contractual obligations (2)	25.3	25.3	—	—	—
Other long term liabilities (3)	131.1	—	—	—	131.1
Senior Notes held by SPE (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by SPE (4)	100.1	8.0	16.0	16.0	60.1
Total contractual obligations	$510.3	$36.5	$22.3	$22.3	$429.2

(1)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(2)	These aggregate amounts include individual contracts in excess of $0.1 million.
(3)	Other long term liabilities include certain of our deferred tax liabilities related to our installment note monetization transactions.
(4)
Senior Notes held by a consolidated SPE. There is no recourse against the Company on the Senior Notes as recourse is limited to proceeds from the Timber Note and the underlying Letter of Credit held by the SPE. See Note 4. Real Estate Sales, of our consolidated financial statements included in this Form 10-K for further discussion.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.
Investment in Real Estate and Cost of Real Estate Revenue. Costs associated with a specific real estate project are capitalized during the development period. We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, may also be capitalized. We capitalize interest (up to total interest expense) based on the amount of underlying expenditures and real estate taxes on real estate projects under development.
Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units available-for-sale.
The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when we begin the site work for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable.
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
•the amount and trajectory of price appreciation over the estimated selling period;

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
For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

•
for investments in inns and rental condominium units, average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

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

Other properties that management does not intend to sell in the near term under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. Typically, assets are carried based on historical cost basis, which in some cases, exceeds fair value if sold in the near term. The results of impairment analysis for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group.
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

Investments. We evaluate investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity and amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive income (loss), unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery. Based on these factors, the unrealized losses related to the Company's investments and restricted investments of $1.9 million were determined to be temporary at December 31, 2016.
Retained interest investments. We have recorded retained interest investments with respect to the monetization of certain installment notes through the use of qualified SPEs, which are recorded in other assets in our consolidated balance sheets. At the time of monetization, the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.8% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the three years ended December 31, 2016.
Income Taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. We recorded a valuation allowance against our deferred tax assets as needed based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income.
A valuation allowance is recorded, if based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from net operating loss carryforwards.
We had no federal net operating loss carryforwards at December 31, 2016 and 2015. We have a federal AMT credit carryforward of $13.5 million at December 31, 2016. The AMT credit carryforward is available indefinitely to offset future current federal income tax liabilities. We had no federal AMT credit carryforward at December 31, 2015. We had a state net operating loss carryforward of $427.3 million and $325.7 million, respectively, at December 31, 2016, and 2015. The majority of state net operating losses are available to offset future taxable income through 2036. As of December 31, 2016, based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets for our state net operating loss carryforwards; therefore, we have maintained a valuation allowance of $5.1 million for these deferred tax assets at December 31, 2016.
Variable Interest Entities. In 2014, in connection with the AgReserves Sale, two SPEs were created, NFTF and Buyer SPE. We own the equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy our liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not our liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, we are not obligated to contribute any funds to either the Buyer SPE or NFTF.
We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in our financial statements as of December 31, 2016. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $211.5 million and $179.2 million, respectively, as of December 31, 2016. The consolidated assets of the Buyer SPE and NFTF consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, accrued interest of $2.9 million, U.S. Treasuries of $8.2 million and cash of $0.4 million. The consolidated liabilities include the Senior Notes issued by NFTF of $176.3 million net of the $3.7 million discount and debt issuance costs and $2.9 million of accrued interest expense on the Senior Notes.

Our consolidated statements of operations for the year ended December 31, 2016 includes $8.2 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and $8.8 million of interest expense for the Senior Notes, amortization of the discount and issuance costs related to the Buyer SPE and NFTF.
Recently Adopted Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. We adopted the new guidance as of January 1, 2016. The adoption of this guidance had no impact on our financial condition, results of operations or cash flows.
Debt issuance costs
In April 2015, the FASB issued ASU 2015-3 that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. As of January 1, 2016, we adopted this ASU, which required retrospective application and resulted in the reclassification of debt issuance costs of $2.1 million from other assets to a reduction of $0.7 million in debt and a reduction of $1.4 million in SeniorNotes held by SPE in our consolidated balance sheets as of December 31, 2015. Other than this change in presentation, this ASU did not have an impact on our financial condition, results of operations or cash flows. See Note 11. Debt for more information.
Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. We have evaluated the impact of the adoption of this guidance and as a result of this evaluation do not expect it will have a material impact on our financial condition, results of operations and cash flows.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.
Leases
In February 2016, the FASB issued ASU 2016-02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. The amendments also require certain quantitative and qualitative disclosures about leasing arrangements. The new guidance will be effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit losses. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. We are currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.
Income Taxes
In October 2016, the FASB issued ASU 2016-16 that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.
Consolidation
In October 2016, the FASB issued ASU 2016-17 that amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period. We do not believe that the adoption of the new guidance will have an impact on our financial condition, results of operations and cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-01 that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. The amendment is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. We are currently evaluating the impact that the adoption of the new guidance will have on our financial condition, results of operations and cash flows.

Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy, including exploring the sale of our real estate assets opportunistically or when we believe that we can better deploy those resources;

•	our expectations regarding available opportunities provided to us by our liquidity position to increase recurring revenue and create long-term value;

•	our 2017 capital expenditures budget and the timing of benefits of these investments;

•	our plan to enter into a lease with GKN Aerospace;

•	our beliefs regarding growth in the retirement demographic and the strategic opportunities provided to us by such growing retirement demographic;

•	our expectations regarding the wide range of residential and commercial uses of our Bay-Walton Sector Plan land holdings, including to serve the active adult retirement market;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;

•	our estimates and assumptions regarding the installment notes and the Timber Note; and

•	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

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

•
any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;

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

•
economic or other conditions that affect the future prospects for the Southeastern region of the United States and the demand for the Company’s products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•	the impact of natural or man-made disasters or weather conditions, including hurricanes and other severe weather conditions, on the Company’s business;

•
our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required for mixed-use and active adult communities;

•	our ability to enter into a lease with GKN Aerospace on favorable terms or at all;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•	our ability to effectively manage our real estate assets, as well as the ability of our joint venture partner to effectively manage the day-to-day activities of the Pier Park North JV;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;

•
the sufficiency of our current cash position, anticipated cash flows from cash equivalents and short term investments and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	our ability to receive payments of settlement amounts due under our claims settlement receivable; and

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities and certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.9 million in the market value of our available-for-sale securities as of December 31, 2016. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary.
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
Item 8.         Financial Statements and Supplementary Data
The Financial Statements, related notes and the Report of Independent Registered Public Accounting Firm are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.
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
(b)  Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d) Report of Independent Registered Public Accounting Firm.
The Board of Directors and Stockholders
The St. Joe Company:
We have audited The St. Joe Company’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over External Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, The St. Joe Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The St. Joe Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 2, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG
Jacksonville, Florida
March 2, 2017
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
The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before May 1, 2017.
Item 11.     Executive Compensation
Information concerning executive compensation will be included in the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before May 1, 2017 and is incorporated by reference in this Part III.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before May 1, 2017 and is incorporated by reference in this Part III.
Item 13.     Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions during 2016 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before May 1, 2017 and is incorporated by reference in this Part III.
Item 14.     Principal Accounting Fees and Services
Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed on or before May 1, 2017 and is incorporated by reference in this Part III.
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
2.1
Agreement for Sale and Purchase, dated November 6, 2013, by and between The St. Joe Company and AgReserves, Inc. (incorporated by reference to Exhibit 10.53 to the registrant’s Current Report on Form 8-K filed on November 7, 2013).

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

3.1	Restated and Amended Articles of Incorporation of the registrant, (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).

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

10.22†	2009 Equity Incentive Plan (incorporated by reference to Appendix A to the registrant’s Proxy Statement on Schedule 14A filed on March 31, 2009).

10.22a†	2015 Performance and Equity Incentive Plan (incorporated by reference to Exhibit 10.22a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.49**	Investment Management Agreement, dated October 9, 2015, between Fairholme Trust Company, LLC and The St. Joe Company.

10.49a
Amendment to Investment Management Agreement, dated November 1, 2016, between Fairholme Trust Company, LLC and The St. Joe Company (incorporated by reference to Exhibit 10.49c to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

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

Exhibit Number	Description
10.60
Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association (incorporated by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.61†
Separation Agreement, dated November 18, 2015, between Patrick Bienvenue and The St. Joe Company (incorporated by reference to Exhibit 10.61 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

101**
The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Furnished herewith.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	March 2, 2017	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	March 2, 2017
Jorge Gonzalez
(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	March 2, 2017
Marek Bakun
(Principal Financial Officer)

/s/ Susan D. Mermer	Chief Accounting Officer	March 2, 2017
Susan D. Mermer	(Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman	March 2, 2017
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	March 2, 2017
Cesar L. Alvarez

/s/ Howard S. Frank	Director	March 2, 2017
Howard S. Frank

/s/ Stanley Martin	Director	March 2, 2017
Stanley Martin

/s/ Thomas P. Murphy, Jr.	Director	March 2, 2017
Thomas P. Murphy, Jr.

/s/ Vito S. Portera	Director	March 2, 2017
Vito S. Portera

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The St. Joe Company:
We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule III - Consolidated Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The St. Joe Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The St. Joe Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG
Jacksonville, Florida
March 2, 2017
Certified Public Accountants

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate, net	$314,620	$313,599
Cash and cash equivalents	241,111	212,773
Investments	175,725	191,240
Restricted investments	5,636	7,072
Income tax receivable	27,057	2,275
Claim settlement receivable	7,804	—
Other assets	38,410	36,853
Property and equipment, net of accumulated depreciation of $59.4 million and $57.1 million at December 31, 2016 and 2015, respectively	8,992	10,145
Investments held by special purpose entities	208,590	208,785
Total assets	$1,027,945	$982,742
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$55,040	$54,474
Other liabilities	40,950	41,880
Deferred tax liabilities	68,846	36,847
Senior Notes held by special purpose entity	176,310	176,094
Total liabilities	341,146	309,295
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 74,342,826 and 92,332,565 issued at December 31, 2016 and 2015, respectively; 74,342,826 and 75,329,557 outstanding at December 31, 2016 and 2015, respectively	572,040	892,387
Retained earnings	94,746	78,851
Accumulated other comprehensive income (loss)	2,507	(686)
Treasury stock at cost, 17,003,008 shares held at December 31, 2015	—	(305,289)
Total stockholders’ equity	669,293	665,263
Non-controlling interest	17,506	8,184
Total equity	686,799	673,447
Total liabilities and equity	$1,027,945	$982,742
See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture (“Pier Park North JV”), Windmark JV, LLC (“Windmark JV”), Artisan Park, L.L.C., Panama City Timber Finance Company, L.L.C. and Northwest Florida Timber Finance Company L.L.C. (“NFTF”). The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the guarantees and covenants discussed in Note 10. Real Estate Joint Ventures.

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate	$63,362	$46,156
Cash and cash equivalents	3,965	4,067
Other assets	13,209	12,853
Investments held by special purpose entity	208,590	208,785
	$289,126	$271,861
LIABILITIES
Debt	$47,519	$47,480
Other liabilities	4,275	4,416
Senior Notes held by special purpose entity	176,310	176,094
Total liabilities	$228,104	$227,990
See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Real estate revenue	$23,397	$33,704	$634,976
Resorts and leisure revenue	57,284	54,488	48,414
Leasing revenue	9,858	8,978	6,977
Timber revenue	5,205	6,701	11,506
Total revenue	95,744	103,871	701,873
Expenses:
Cost of real estate revenue	8,036	16,399	87,132
Cost of resorts and leisure revenue	50,229	47,069	42,900
Cost of leasing revenue	3,108	2,792	2,253
Cost of timber revenue	821	834	4,513
Other operating and corporate expenses	23,019	33,426	26,128
Pension charges	—	—	13,529
Administrative costs associated with special purpose entities	—	—	3,746
Depreciation, depletion and amortization	8,571	9,486	8,422
Total expenses	93,784	110,006	188,623
Operating income (loss)	1,960	(6,135)	513,250
Other income (expense):
Investment income, net	17,776	22,688	12,691
Interest expense	(12,295)	(11,429)	(8,608)
Claim settlement	12,548	—	—
Other income (expense), net	2,622	(6,287)	4,488
Total other income, net	20,651	4,972	8,571
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	22,611	(1,163)	521,821
Equity in loss from unconsolidated affiliates	—	—	(32)
Income tax expense	(7,147)	(808)	(115,507)
Net income (loss)	15,464	(1,971)	406,282
Net loss attributable to non-controlling interest	431	240	171
Net income (loss) attributable to the Company	$15,895	$(1,731)	$406,453

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	74,457,541	87,827,869	92,297,467
Net income (loss) per share attributable to the Company	$0.21	$(0.02)	$4.40
See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss):	$15,464	$(1,971)	$406,282
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized gains (losses) on available-for-sale investments	5,997	5,650	(1,455)
Net unrealized losses on restricted investments	(6)	—	—
Reclassification of other-than-temporary impairment losses included in earnings	—	—	1,295
Reclassification of realized (gains) losses included in earnings	(795)	(5,311)	833
Total before income taxes	5,196	339	673
Income tax (expense) benefit	(2,003)	300	127
Total	3,193	639	800

Defined benefit pension items:
Net loss arising during the period	—	—	(2,180)
Amortization and settlement included in net periodic cost	—	—	7,107
Amortization of loss included in net periodic cost	—	—	465
Total before income taxes	—	—	5,392
Income tax	—	—	—
Total	—	—	5,392

Total other comprehensive income, net of tax	3,193	639	6,192
Total comprehensive income (loss)	$18,657	$(1,332)	$412,474
See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2013	92,292,913	$892,027	$(325,871)	$(7,517)	$(285)	$5,171	$563,525
Issuance of common stock for director fees	9,723	210	—	—	—	—	210
Capital contributions to special purpose entity from non-controlling interest	—	—	—	—	—	3,492	3,492
Other comprehensive income	—	—	—	6,192	—	—	6,192
Net income (loss)	—	—	406,453	—	—	(171)	406,282
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Issuance of common stock for director’s fees	9,660	150	—	—	—	—	150
Repurchase of common shares	(16,982,739)	—	—	—	(305,004)	—	(305,004)
Capital distribution to non-controlling interest	—	—	—	—	—	(68)	(68)
Other comprehensive income	—	—	—	639	—	—	639
Net loss	—	—	(1,731)	—	—	(240)	(1,971)
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Capital contribution from non-controlling interest	—	—	—	—	—	10,353	10,353
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Issuance of common stock for director’s fees	8,919	131	—	—	—	—	131
Reduction in excess tax benefits on stock options	—	(369)	—	—	—	—	(369)
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Retirement of treasury stock	—	(320,109)	—	—	320,109	—	—
Other comprehensive income	—	—	—	3,193	—	—	3,193
Net income (loss)	—	—	15,895	—	—	(431)	15,464
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$15,464	$(1,971)	$406,282
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	8,571	9,486	8,422
Stock based compensation	131	150	210
Pension charges	—	—	8,749
(Gain) loss on sale of investments	(795)	(5,311)	833
Other-than-temporary impairment loss	—	—	1,295
Equity in loss from unconsolidated joint ventures	—	—	32
Deferred income tax expense	29,627	2,323	46,127
Impairment losses	357	—	—
Gain (loss) on disposal of real estate and property and equipment	9	77	(202)
Cost of real estate sold	6,489	14,584	76,060
Expenditures for and acquisition of real estate to be sold	(8,335)	(8,378)	(7,368)
Notes financed by the Company for operating properties sold	—	—	(19,600)
Timber Note	—	—	(200,000)
Deferred revenue	—	(65)	(13,562)
Accretion income and other	(2,792)	(1,780)	(2,129)
Changes in operating assets and liabilities:
Pension Plan assets reverted to the Company	—	—	23,820
Notes receivable	694	21,780	3,242
Claim settlement receivable	(7,804)	—	—
Other assets	(1,576)	(3,650)	(5,010)
Other liabilities	(2,384)	(3,330)	4,946
Income taxes receivable	(24,782)	(1,497)	(1,112)
Net cash provided by operating activities	12,874	22,418	331,035
Cash flows from investing activities:
Expenditures for Pier Park North JV	(1,624)	(5,783)	(22,592)
Purchases of property and equipment	(2,899)	(3,304)	(2,483)
Proceeds from the disposition of assets	3	—	—
Purchases of investments	(357,787)	(341,994)	(723,099)
Maturities of investments	185,000	410,000	150,319
Sales of investments	197,548	385,695	83,239
Sales of unconsolidated affiliates	—	—	3,000
Investment and maturities of assets held by special purpose entities	787	787	(6,921)
Other	—	—	(148)
Net cash provided by (used in) investing activities	21,028	445,401	(518,685)
Cash flows from financing activities:
Borrowings on construction/refinanced loan in Pier Park North JV	—	48,200	25,173
Capital contribution from non-controlling interest	10,353	—	—
Capital distribution to non-controlling interest	(600)	(68)	—
Repurchase of common shares	(14,820)	(305,004)	—
Principal payments for debt	(497)	(31,942)	(627)
Proceeds from issuance of Senior Notes by special purpose entity	—	—	177,269
Debt issuance costs	—	(747)	(1,544)
Net cash (used in) provided by financing activities	(5,564)	(289,561)	200,271
Net increase in cash and cash equivalents	28,338	178,258	12,621
Cash and cash equivalents at beginning of the year	212,773	34,515	21,894
Cash and cash equivalents at end of the year	$241,111	$212,773	$34,515
See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash paid during the period for:
Interest	$11,811	$10,569	$1,733
Income taxes	$2,302	$—	$70,491

Non-cash financing and investment activities:
Increase (decrease) in Community Development District debt	$955	$(768)	$(4,369)
Decrease in pledged treasury securities related to defeased debt	$—	$(25,670)	$(590)
Expenditures for operating properties and property and equipment financed through accounts payable	$139	$1,138	$4,866
Exchange of Timber Note for investments held by special purpose entity	$—	$—	$200,000
Capital contributions to special purpose entity from non-controlling interest	$—	$—	$3,492
Pension Plan assets transferred to the Company’s 401(k) Plan and invested in restricted investments	$—	$—	$7,940

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
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs (see Note 10. Real Estate Joint Ventures) and VIEs involved in a 2014 real estate sale.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, impairment assessments, investments, other-than-temporary impairment assessments, retained interest investments, accruals and deferred income taxes. Actual results could differ from those estimates.
Revenue Recognition
Revenue consists primarily of real estate sales, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue and costs and expenses.
Real estate revenue
Revenue from real estate sales, including sales of homesites, commercial properties and rural or timberland, are recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer, and the Company does not have significant continuing involvement with the real estate sold.
The buyer’s minimum initial investment requirement is typically the receipt of cash for approximately twenty to twenty-five percent of the sales value depending on the type and use of the property purchased. If the minimum initial investment requirement is not met, revenue may be deferred depending on the circumstances. In addition, revenue is not recognized until title transfers and any consideration received is deferred until title is transferred.
Percentage-of-completion accounting, where revenue is recognized in proportion to the percentage of total costs incurred in relation to estimated total costs, is used for commercial and other land sales if there are uncompleted development costs yet to be incurred for the property sold.

F 10

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
Resorts and leisure revenue
Resorts and leisure revenue includes service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor, WaterSound Beach and surrounding communities. In addition, other resorts and leisure revenue include club memberships, daily play at golf courses, merchandise sales, food and beverage sales, marina boat slip rentals and fuel sales, and management services of The Pearl Hotel. The revenue is generally recognized as services are provided. Vacation rental revenue includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts and leisure revenue. The Company is the principal in its vacation rental business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. Club membership revenue is recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period. Revenue generated from our management services of The Pearl Hotel include a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit.
Leasing revenue
Leasing revenue consists of long term rental revenue from retail/commercial leasing operations, cell towers, and other leases, including properties located in our consolidated joint venture at Pier Park North, and our industrial park, VentureCrossings, which are recognized as earned, using the straight-line method over the life of the lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant.
Minimum future base rents on non-cancelable leases for the next five years are:

2017	$7,784
2018	7,575
2019	7,370
2020	6,729
2021	6,545
$36,003
Forestry product revenue
Revenue from the sale of the Company’s forestry products is primarily derived from pay-as-cut sales contracts or timber bid sales, whereby risk of loss and title to the trees transfer to the buyer when cut by the buyer. Under a pay-as-cut sales contract, the buyer or some other third party is responsible for all logging and hauling costs, if any. Prior to the AgReserves Sale in 2014, sales of forestry products were recognized generally on delivery of the product to the customer.
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

F 11

Comprehensive Income (Loss)
The Company’s comprehensive income (loss) includes unrealized gains and temporary losses on available-for-sale securities and restricted investments. During 2014, comprehensive income also included changes in the funded status of the Company’s terminated pension plan, which were initially recognized in other comprehensive income and amortized into net income or recognized at the time of a specific event, such as the curtailment of benefit plan obligations or the pension plan termination during 2014. See Note 17. Employee Benefit Plans.
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
The Company evaluates investments classified as available-for-sale with unrealized losses to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until unrealized losses are recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive loss, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery. Based on these factors, the unrealized losses related to the Company's investments and restricted investments of $1.9 million were determined to be temporary at December 31, 2016. During 2014, the Company determined that certain unrealized losses were other than temporarily impaired and recorded an other-than-temporary impairment of $1.3 million related to credit-related losses in investment income, net on the Company’s consolidated statements of operations. During 2015 the Company sold these investments and recorded a realized gain of $5.3 million. The non-credit component of $1.5 million remained in accumulated other comprehensive income (loss) as of December 31, 2014.
Restricted Investments
The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated balance sheets until they are allocated to current and future 401(k) plan participants for up to the next five years. See Note 17. Employee Benefit Plans.
Notes Receivable
The Company’s notes receivable consists primarily of Pier Park Community Development District notes. The Company evaluates the carrying value of notes receivable at each reporting date. Notes receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates. As of December 31, 2016 and 2015 there were no collectability issues.
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

F 12

Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate inventory costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.
The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins the entitlement processes for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed reasonable. The Company had no capitalized indirect development costs during 2016, and $0.2 million and $0.6 million during 2015 and 2014, respectively. These capitalized indirect development costs are primarily related to the consolidated Pier Park North JV.
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
Depreciation is computed on straight-line method over the estimated economic lives of the assets, as follows:

Estimated Useful Life (in years)
Land	N/A
Land improvements	15 - 20
Buildings	20-40
Building improvements	5-25
Timber	N/A
Building improvements are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated economic life of the assets.
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

F 13

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
For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

•
for investments in inns and rental condominium units, average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

•
for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•
for investments in a beach club, golf courses, memberships, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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
Property and Equipment, net
Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the estimated economic lives of various assets, as follows:

Estimated Useful Life (in years)
Railroad and equipment	15-30
Furniture and fixtures	5-10
Machinery and equipment	3-10
Office equipment	5-10
Autos and trucks	5
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax impact of differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income (expense), net.
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
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with regional financial institutions, which balances as of December 31, 2016 exceed the amount of F.D.I.C. insurance provided on such deposits by $40.4 million. As of December 31, 2016, the Company had $139.1 million invested in ten issuers of corporate debt securities that are non-investment grade and $36.6 million invested in three issuers of preferred stock that are non-investment grade. In addition the Company had investments in short term commercial paper from seven issuers of $129.7 million.

F 15

Earnings Per Share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations as their effect would be anti-dilutive. Non-vested restricted stock is included in outstanding shares at the time of grant. For the three years ended December 31, 2016 basic average shares outstanding were the same as diluted shares outstanding. There were no outstanding common stock equivalents as of December 31, 2016 or 2015.
Recently Adopted Accounting Pronouncements
Consolidation
In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 that amends the existing consolidation guidance related to (i) limited partnerships and similar legal entities, (ii) the evaluation of variable interests for fees paid to decision makers or service providers, (iii) the effect of fee arrangements and related parties on the primary beneficiary determination, and (iv) certain investment funds. These changes are expected to limit the number of consolidation models and place more emphasis on risk of loss when determining a controlling financial interest. The Company adopted the new guidance as of January 1, 2016. The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows.
Debt issuance costs
In April 2015, the FASB issued ASU 2015-3 that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendment does not affect the recognition and measurement guidance for debt issuance costs. As of January 1, 2016, the Company adopted this ASU, which required retrospective application and resulted in the reclassification of debt issuance costs of $2.1 million from other assets to a reduction of $0.7 million in debt and a reduction of $1.4 million in SeniorNotes held by SPE in the Company’s consolidated balance sheets as of December 31, 2015. Other than this change in presentation, this ASU did not have an impact on the Company’s financial condition, results of operations or cash flows. See Note 11. Debt for more information.
Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. Early application will be permitted, but not before annual reporting periods beginning after December 15, 2016. The Company has evaluated the impact of the adoption of this guidance and as a result of this evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows.
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

F 16

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
Income Taxes
In October 2016, the FASB issued ASU 2016-16 that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amendment eliminates the exception for an intra-entity transfer of an asset other than inventory. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in the first interim period and the amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.
Consolidation
In October 2016, the FASB issued ASU 2016-17 that amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The new standard is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted, including adoption in an interim period. The Company does not believe that the adoption of the new guidance will have an impact on its financial condition, results of operations and cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-01 that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. The amendment is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The new standard is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial condition, results of operations and cash flows.

F 17

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	December 31, 2016	December 31, 2015
Development property:
Residential real estate	$101,292	$99,413
Commercial real estate	57,932	56,587
Resorts and leisure	263	—
Leasing operations	432	360
Forestry	2,492	2,681
Corporate	2,438	2,211
Total development property	164,849	161,252

Operating property:
Residential real estate	8,097	8,091
Resorts and leisure	107,029	109,425
Leasing operations	82,336	79,550
Forestry	19,608	19,300
Other	50	50
Total operating property	217,120	216,416
Less: Accumulated depreciation	67,349	64,069
Net operating property	149,771	152,347

Investment in real estate, net	$314,620	$313,599
Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes primary residential and resort residential communities and includes costs directly associated with the land, development and construction of these communities, including common development costs such as roads, utilities and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate includes land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe, and includes costs directly associated with the land and development costs for these properties, which also include common development costs such as roads and utilities. Resorts and leisure development property consists of improvements and expansion of existing beach club property. Leasing development property primarily includes the land development and construction for the consolidated Pier Park North JV. Development property in the leasing operations and resorts and leisure segments will be reclassified as operating property as it is placed into service.
Operating property includes the following components:

	December 31, 2016	December 31, 2015
Land and land improvements	$73,239	$73,161
Buildings and building improvements	133,678	133,399
Timber	10,203	9,856
	217,120	216,416
Less: Accumulated depreciation	67,349	64,069
Total operating property, net	$149,771	$152,347

F 18

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, vacation rental properties, golf courses, a beach club and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV and Windmark JV. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.
Depreciation expense related to real estate investments was $6.0 million, $6.2 million and $5.7 million in 2016, 2015 and 2014, respectively. Depletion and amortization expense related to our timber operations was $0.5 million in each 2016, 2015 and 2014.
4. Real Estate Sales
AgReserves Sale
On March 5, 2014, the Company completed its AgReserves Sale for $562.0 million and recorded pre-tax income of $511.1 million for the AgReserves Sale, which included $1.2 million of severance costs recorded in other operating and corporate expenses during 2014. As a result of certain adjustments to the purchase price, consideration received for the AgReserves Sale was (1) $358.5 million in cash, (2) a $200.0 million fifteen year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC, a buyer-sponsored special purpose entity (the “Buyer SPE”), and (3) an Irrevocable Standby Letter of Credit issued by JPMorgan Chase Bank, N.A. (the “Letter of Credit”) at the request of the Buyer SPE, in favor of the Company. The Buyer SPE was created by AgReserves with financial instruments with an aggregate principal balance of $203.5 million that secure the Letter of Credit.
In April 2014, the Company contributed the Timber Note and assigned its rights as a beneficiary under the Letter of Credit to Northwest Florida Timber Finance, LLC, a bankruptcy-remote, qualified special purpose entity wholly owned by the Company. NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due 2029 (the “Senior Notes”) at an issue price of 98.5% of the face value to third party investors. The Senior Notes are payable solely by the property of NFTF, which consists solely of (i) the Timber Note, (ii) the Letter of Credit, (iii) any cash, securities and other property in certain NFTF accounts, (iv) the rights of NFTF under the contribution agreement with the Company (which was solely to contribute the Timber Note and the Letter of Credit) and (v) any proceeds relating to the property listed in (i) through (iv) above. The investors holding the Senior Notes of NFTF have no recourse against the Company for payment of the Senior Notes or the related interest expense.
The Company received $165.0 million in cash, net of $15.0 million in costs, from the monetization and expects to receive the remaining $20.0 million upon maturity of the Timber Note in 2029 and after payment of the Senior Notes and any other liabilities of NFTF. The $15.0 million of costs from the monetization include (1) a total of $4.3 million for the discount and issuance costs for the Senior Notes, which will be amortized over the term of the Senior Notes, (2) $7.0 million for U.S. Treasury securities and cash that the Company contributed to NFTF to be used for interest and operating expenses over the fifteen year period and which are recorded in Investments held by SPEs on the Company’s consolidated balance sheets and (3) $3.7 million of costs related to the monetization that were expensed during 2014 and are recorded in administrative costs associated with SPEs on the Company’s consolidated statements of operations.
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
The Company has determined that it was the primary beneficiary of the Buyer SPE and NFTF as of December 31, 2016 and December 31, 2015, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in the Company’s financial statements as of December 31, 2016 and December 31, 2015. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $211.5 million and $179.2 million, respectively, as of December 31, 2016. The investments held by the SPEs consist of a $200.0 million time deposit that subsequent to April 2, 2014 pays interest at 4.0% and matures in March 2029, accrued interest of $2.9 million, U.S. Treasuries of $8.2 million and cash of $0.4 million. The Senior Notes issued by NFTF consist of $176.3 million net of the $3.7 million discount and debt issuance costs and $2.9 million accrued interest expense on the Senior Notes.

F 19

The Company’s consolidated statements of operations includes the following amounts related to the Buyer SPE and NFTF for (i) interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and (ii) interest expense for the Senior Notes, amortization of the discount and issuance costs:

	2016	2015	2014
Investment income, net	$8,202	$8,217	$6,116
Interest expense	$(8,833)	$(8,755)	$(6,584)
The Company has classified the U.S. Treasury securities held by the Buyer SPE and NFTF as held-to-maturity based on their intent and ability to hold these securities to maturity. Accordingly, the debt securities, which mature at various dates over the remaining thirteen year period, are recorded at amortized cost, which approximates fair value as of December 31, 2016. The U.S. Treasuries mature over the remaining thirteen year period or $0.6 million within one year, $2.5 million after one year through five years, $3.4 million after five years through ten years and $1.7 million after ten years.
RiverTown Sale
On April 2, 2014, the Company completed its sale to an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), of approximately 4,057 acres of real property, which constitutes the RiverTown community in St. Johns County, Florida, along with all of the Company’s related development or developer rights, founder’s rights and certain tangible and intangible personal property in exchange for (1) $24.0 million in cash, (2) $19.6 million in the form of a purchase money note (the “RiverTown Note”), (3) the assumption of the Company’s Rivers Edge Community Development District (“Rivers Edge CDD”) assessments and (4) the obligation to purchase from the Company certain RiverTown community related impact fee credits from the Company as the RiverTown community is developed (the “RiverTown Sale”). The $19.6 million purchase money note was paid in full as of June 30, 2015.
Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20.0 million to $26.0 million for the impact fees over the remaining three-year period (most of which, the Company expects to receive at the end of that remaining three-year period). However, the actual additional consideration received for the impact fees, will be based on Mattamy’s actual development of the RiverTown community, the timing of Mattamy’s development of the RiverTown community and the impact fee rates at the time of such development (as determined by St. Johns County’s then current impact fee rate schedule), which are all factors beyond the Company's control. The Company cannot provide any assurance as to the amount or timing of any payments it may receive for the impact fees. The Company received $0.4 million during 2016 and $0.1 million for these impact fees during both 2015 and 2014.
The Company recorded net earnings of $26.0 million before income taxes for the RiverTown Sale in the second quarter of 2014. Mattamy also assumed the Company’s total outstanding Rivers Edge CDD assessments, which were $11.0 million, of which $5.4 million was recorded on the Company’s consolidated balance sheet as of March 31, 2014.
5. Investments
Investments and restricted investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices and pricing data from external pricing services that use prices observed for recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income. Realized gains and losses are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net. In addition, at December 31, 2016, the Company had investments in short term commercial paper that are classified as cash equivalents, since they had maturity dates of ninety days or less from the date of purchase.

F 20

At December 31, 2016 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt securities	$135,590	$5,311	$1,769	$139,132
Preferred stock	36,048	656	111	36,593
	171,638	5,967	1,880	175,725
Restricted investments:
Short-term bond	4,232	—	6	4,226
Money market fund	1,410	—	—	1,410
	5,642	—	6	5,636
	$177,280	$5,967	$1,886	$181,361
At December 31, 2015 investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$184,819	$—	$79	$184,740
Corporate debt securities	7,273	—	981	6,292
Preferred stock	265	—	57	208
	192,357	—	1,117	191,240
Restricted investments:
Guaranteed income fund	7,072	—	—	7,072
	$199,429	$—	$1,117	$198,312
Fairholme Trust Company, LLC, or one of its affiliates (“Fairholme”), has served as an investment advisor to the Company since April 2013. As of December 31, 2016, funds managed by Fairholme beneficially owned approximately 32.9% of the Company’s common stock. Mr. Bruce Berkowitz is the Chief Investment Officer of Fairholme Capital Management, L.L.C., a director of Fairholme Trust Company, LLC and the Chairman of our Board of Directors. Mr. Cesar Alvarez also serves as a director of Fairholme Trust Company, LLC and is a member of our Board of Directors. Fairholme does not receive any compensation for services as the Company’s investment advisor.
Pursuant to the terms of the Investment Management Agreement with Fairholme, as amended (the “Agreement”), Fairholme agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government) and (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee. Effective November 1, 2016, the Company and Fairholme entered into an Amendment (the “Amendment”) to the Agreement, pursuant to which the Company modified the investment guidelines and restrictions described in the Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase. All other material investment guidelines remain the same.
As of December 31, 2016, the investment account included $139.1 million of corporate debt securities and $36.6 million of preferred stock investments. $9.4 million of the $139.1 million corporate debt securities and $0.2 million of the $36.6 million preferred stock are issued by Sears Holdings Corp or affiliates, of which Messrs. Berkowitz and Alvarez are on the board of directors and may be deemed an affiliate of Fairholme.

F 21

During 2016, realized gains from the sale of available-for-sale securities were $0.8 million and proceeds from the sale of available-for-sale securities were $197.5 million and proceeds from the maturity of available-for-sale securities were $185.0 million. During 2015, realized gains from the sale of available-for-sale securities were $5.3 million, proceeds from the sale of available-for-sale securities were $385.7 million and proceeds from the maturity of available-for-sale securities were $410.0 million.
The following table provides the debt securities, preferred stock and restricted investments unrealized loss position and related fair values:

	As of December 31, 2016				As of December 31, 2015
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$—	$—	$—	$—	$184,740	$79	$—	$—
Corporate debt securities	64,516	1,410	6,971	359	6,292	981	—	—
Preferred stock	—	—	153	111	208	57	—	—
Restricted investments:
Short-term bond	4,226	6	—	—	—	—	—	—
	$68,742	$1,416	$7,124	$470	$191,240	$1,117	$—	$—
As of December 31, 2016, the Company had unrealized losses of $1.9 million related to corporate debt securities, preferred stock and restricted investments. The Company had unrealized losses of $1.1 million as of December 31, 2015 related to U. S. Treasury securities, corporate debt securities and preferred stock. As of December 31, 2016 and 2015, the Company did not intend to sell the investments with material unrealized losses and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity; therefore, the Company does not believe that its investment in the corporate debt securities, preferred stock and restricted investments was other-than-temporarily impaired at December 31, 2016 and 2015.
The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at December 31, 2016, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$3,910	$3,719
Due after one year through five years	131,581	135,344
Due after ten through fifteen years	99	69
	135,590	139,132
Preferred stock	36,048	36,593
Restricted investments	5,642	5,636
	$177,280	$181,361
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

F 22

The financial instruments measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$86,236	$—	$—	$86,236
Commercial paper	129,671	—	—	129,671
	215,907	—	—	215,907
Investments:
Corporate debt securities	57,788	81,344	—	139,132
Preferred stock	19,177	17,416	—	36,593
	76,965	98,760	—	175,725
Restricted investments:
Short-term bond	4,226	—	—	4,226
Money market fund	1,410	—	—	1,410
	5,636	—	—	5,636
	$298,508	$98,760	$—	$397,268
The financial instruments measured at fair value on a recurring basis at December 31, 2015 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$18,233	$—	$—	$18,233
Commercial paper	174,973	—	—	174,973
	193,206	—	—	193,206
Investments:
U.S. treasury securities	184,740	—	—	184,740
Corporate debt securities	—	6,292	—	6,292
Preferred stock	—	208	—	208
	184,740	6,500	—	191,240
Restricted investments:
Guaranteed income fund	—	7,072	—	7,072
	$377,946	$13,572	$—	$391,518
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

F 23

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2015, the assets held in the suspense account were invested in the Prudential Guaranteed Income Fund, which is a stable value fund designed to provide safety of principal, liquidity and a rate of return. The Prudential Guaranteed Income Fund was valued based upon the contributions made to the fund, plus earnings at guaranteed crediting rates, less withdrawals and fees and was categorized as a level 2 financial instrument. During the year ended December 31, 2016, the assets were transferred to a Vanguard Money Market Fund, which invests in short-term, high quality securities and seeks to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Money Market Fund and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 17. Employee Benefit Plans.
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
 The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. There were no material non-financial assets measured at fair value on a nonrecurring basis at December 31, 2016 and 2015.
Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate. See Note 4. Real Estate Sales.

•	The fair value of the Investments held by SPEs - U.S. Treasury securities are measured based on quoted market prices in an active market. See Note 4. Real Estate Sales.

•	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate. See Note 4. Real Estate Sales.
The carrying amount and fair value of the Company’s financial instruments were as follows:

	December 31, 2016			December 31, 2015
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$10,635	$13,669	3	$10,246	$13,333	3
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$8,590	$8,398	1	$8,785	$9,033	1
Liabilities
Senior Notes held by SPE	$176,310	$199,691	3	$176,094	$178,035	3

F 24

Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the SPEs, the Company is not obligated to contribute any funds to the SPEs. The Company has determined that it is not the primary beneficiary of the SPEs, since the Company is not the primary decision maker with respect to activities that could significantly impact the economic performance of the SPEs, nor does the Company perform any service activity related to the SPEs. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2016 and 2015.
At the time of monetization the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the retained interest, using management’s best estimate of underlying assumptions, including credit risk and discount rates. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received towards the end of the installment notes’ fifteen year maturity period, in 2022 through 2024.
The Company has a beneficial or retained interest investment related to these SPEs of $10.6 million and $10.2 million as of December 31, 2016 and 2015, respectively, recorded in other assets on the Company’s consolidated balance sheets. The Company has classified its retained interest investment as held-to-maturity because the Company has both the intent and the ability to hold its interest in the SPEs to maturity. Accordingly, the Company has recorded the retained interest investment at cost, adjusted for the accretion of investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7% - 11.8%. The Company continues to update the expectation of cash flows to be collected over the term of the retained interest. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. The Company has not recorded an other-than-temporary impairment related to its retained interest investments during the years ended December 31, 2016 and 2015.
In the event of a failure and liquidation of the counterparties involved in the installment sales, the Company could be required to write-off the remaining retained interest recorded on its consolidated balance sheets in connection with the installment sale monetization transactions in 2007 and 2008.
7. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, the Company will receive $13.2 million, of which $7.8 million remains receivable as of December 31, 2016, from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred. On October 3, 2016, the Company received a $5.0 million payment. The remaining settlement amount will be made in payments of $2.7 million due in October of 2017, 2018 and 2019. The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in the Company’s consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the period from March 24, 2016 to December 31, 2016 was $0.3 million.

F 25

8. Other Assets
Other assets consist of the following:

	December 31, 2016	December 31, 2015
Retained interest investments	$10,635	$10,246
Accounts receivable, net	4,625	4,382
Notes receivable, net	1,926	2,555
Prepaid expenses	5,685	5,849
Straight line rent	3,812	3,732
Other assets	8,789	6,751
Accrued interest receivable for Senior Notes held by SPE	2,938	3,338
Total other assets	$38,410	$36,853
Notes receivable, net consists of the following:

	December 31, 2016	December 31, 2015
Pier Park Community Development District notes, non-interest bearing, due September 2022, effective rates 5.93% — 6.50% through November 2016	$1,684	$1,985
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, due December 2016, paid January 2017	33	90
Various mortgage notes, secured by certain real estate, bearing interest at various rates	209	480
Total notes receivable, net	$1,926	$2,555
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of December 31, 2016 and 2015, there was no allowance for doubtful notes receivable.
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31, 2016	December 31, 2015
Railroad and equipment	$33,626	$33,626
Furniture and fixtures	19,191	16,749
Machinery and equipment	8,998	9,900
Office equipment	5,154	5,600
Autos and trucks	1,075	1,044
	68,044	66,919
Less: Accumulated depreciation	59,404	57,103
	8,640	9,816
Construction in progress	352	329
Total property and equipment, net	$8,992	$10,145
Depreciation expense on property and equipment was $2.1 million in 2016, $2.8 million in 2015 and $2.2 million in 2014.

F 26

10. Real Estate Joint Ventures
The Company enters into real estate joint ventures, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. Generally accepted accounting principles (“GAAP”) require consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE losses and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.
Consolidated Real Estate Joint Ventures
In December 2016, the Company entered into a joint venture agreement with Windmark JV pursuant to which the Company transferred to Windmark JV all of its interest in the Windmark Beach project. Windmark JV is a joint venture between Windmark Beach, LLC (“WMBLLC”), a wholly owned subsidiary of the Company, The Fairholme Unlimited Foundation, Inc. (a 501(c)(3) private operating foundation), and another unrelated 501(c)(3) charitable foundation. WMBLLC, a wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company. The joint venture agreement provided for Windmark JV to transfer $20.0 million to the Company in exchange for the Windmark Beach property and assets. However, WMBLLC contributed capital of $9.9 million to Windmark JV in exchange for 49.0% equity interest, resulting in a net increase in cash and cash equivalents of $10.3 million, which was received from the non-controlling members for their 51.0% equity interest and an increase in non-controlling interests for the same amount on the Company’s consolidated balance sheets as of December 31, 2016. There was no impact on the results of operations of the Company as a result of the transaction. The sale of the Windmark Beach project created a net taxable loss for the Company in 2016. The loss will be carried back to 2014 for a federal income tax refund of $24.6 million. The carryback of the loss will also create an alternative minimum tax (“AMT”) credit carryforward of $13.5 million. The AMT credit carryforward may be carried forward indefinitely to offset future federal income tax liabilities. For Florida income tax purposes, the net taxable loss may be carried forward through 2036 to offset future Florida taxable income.
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2016, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2016 and 2015.
In October 2015, the Pier Park North JV refinanced a construction loan and entered into a $48.2 million loan (the “Refinanced Loan”). As of December 31, 2016, $48.1 million was outstanding on the Refinanced Loan. At issuance, the Refinanced Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property and a short term $6.6 million letter of credit. In October 2016, the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. Additionally, in connection with this refinancing, each of the Pier Park North JV partners executed a limited guarantee in favor of the lender, based on their percentage ownership in the joint venture. See Note 11. Debt.
In addition, the Company is the primary beneficiary of Artisan Park, L.L.C, another real estate joint venture, that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profits or losses of this VIE and is responsible for the day-to-day activities of the joint venture.
Unconsolidated Real Estate VIE
During 2016 and 2015, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.

F 27

Summarized financial information for ALP is as follows:

	December 31, 2016	December 31, 2015
BALANCE SHEETS:
Cash and cash equivalents	$11,948	$13,760
Other assets	59	58
Total assets	$12,007	$13,818

Accounts payable and other liabilities	$955	$1,978
Equity(1)	11,052	11,840
Total liabilities and equity	$12,007	$13,818
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

	2016	2015	2014
STATEMENTS OF OPERATIONS:
Income	$371	$—	$5
Total expenses	1,159	3,073	1,957
Net loss	$788	$3,073	$1,952
Total ALP income of $0.4 million for the year ended December 31, 2016, is due to the sale of remnant parcels.
11. Debt
Debt consists of the following as of December 31, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$48,132	$613	$47,519
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2031 — May 2039, bearing interest at 3.4% to 7.0%	7,521	—	7,521
Total debt	$55,653	$613	$55,040
Debt consists of the following as of December 31, 2015:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$48,200	$720	$47,480
Community Development District debt, secured by certain real estate and standby note purchase agreements, due May 2016 — May 2039, bearing interest at 2.8% to 7.0%	6,994	—	6,994
Total debt	$55,194	$720	$54,474

F 28

The Refinanced Loan accrues interest at a rate of 4.1% per annum and will mature on November 1, 2025. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on, or from sales proceeds of, the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $7.5 million and $7.0 million related to CDD assessments as of December 31, 2016 and 2015, respectively. The Company’s total outstanding CDD assessments were $22.6 million and $22.5 million at December 31, 2016 and 2015, respectively. The Company pays interest on the total outstanding CDD assessments.
The aggregate maturities of debt subsequent to December 31, 2016 are:

December 31, 2016
2017	$991
2018	1,033
2019	1,075
2020	1,120
2021	1,166
Thereafter	50,268
$55,653
12. Other Liabilities
Other liabilities consist of the following:

	December 31, 2016	December 31, 2015
Accounts payable	$4,376	$2,585
Accrued compensation	2,655	3,366
Deferred revenue	15,289	15,584
Membership deposits and initiation fees	7,384	7,416
Advance deposits	3,419	3,574
Other accrued liabilities	4,977	6,505
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$40,950	$41,880
Deferred revenue at December 31, 2016 and 2015 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell rural land to the Florida Department of Transportation (the “FDOT”). Revenue is recognized when title to a specific parcel is legally transferred.
Membership deposits and initiation fees consist of deposits and fees received for club memberships. Initiation fees are recognized as revenue over the estimated average duration of membership.
Advance deposits consist of deposits received on hotel rooms and vacation rentals. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

F 29

13. Income Taxes
Income tax (benefit) expense for the years ended December 31, 2016, 2015, and 2014 consist of the following:

	2016	2015	2014
Current:
Federal	$(22,416)	$(1,377)	$69,245
State	(64)	(138)	135
Total	(22,480)	(1,515)	69,380
Deferred:
Federal	29,796	2,261	35,314
State	(169)	62	10,813
Total	29,627	2,323	46,127
Income tax expense	$7,147	$808	$115,507

Total income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 was allocated in the consolidated financial statements as follows:

	2016	2015	2014
Income tax expense	$7,147	$808	$115,507
Income tax recorded in accumulated other comprehensive income (loss)
Income tax expense (benefit)	2,003	(300)	(127)
Total income tax expense	$9,150	$508	$115,380

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income or loss as a result of the following:

	2016	2015	2014
Tax at the statutory federal rate	$8,065	$(323)	$182,700
State income taxes (net of federal benefit)	806	(32)	18,270
Decrease in valuation allowance	(941)	(164)	(86,882)
Fees and expenses for SEC investigation	—	1,092	—
Other	(783)	235	1,419
Total income tax expense	$7,147	$808	$115,507

F 30

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
State net operating loss carryforwards	$14,956	$11,400
Alternative minimum tax credit carryforward	13,477	—
Impairment losses	63,108	112,143
Prepaid income from land sales	5,461	5,490
Other	—	1,358
Total gross deferred tax assets	97,002	130,391
Valuation allowance	(5,135)	(6,012)
Total net deferred tax assets	91,867	124,379
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	647	3,071
Deferred gain on land sales and involuntary conversions	28,920	28,691
Installment sales	127,260	126,741
Pension Plan assets transferred to the 401(k) Plan	2,170	2,723
Other	1,716	—
Total gross deferred tax liabilities	160,713	161,226
Net deferred tax liability	$(68,846)	$(36,847)
The Company had no federal net operating loss carryforwards at December 31, 2016 and 2015. The Company had a federal AMT credit carryforward of $13.5 million at December 31, 2016. The AMT credit carryforward is available indefinitely to offset future federal income tax liabilities. The Company had no federal AMT tax credit carryforward at December 31, 2015. At December 31, 2016 and 2015, the Company had state net operating loss carryforwards of $427.3 million and $325.7 million, respectively. The majority of state net operating losses are available to offset future taxable income through 2036.
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
As of December 31, 2016 and 2015, management believed it had not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.1 million and $6.0 million, respectively, related to state net operating losses. During 2016, the Company decreased the valuation allowance by $0.9 million to $5.1 million.
The Company had approximately $1.7 million of total unrecognized tax benefits as of December 31, 2016 and 2015, respectively. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.
There were no penalties required to be accrued at December 31, 2016 and 2015. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
The Company is currently open to examination by taxing authorities for the years ended December 31, 2013 through 2015. The IRS has completed the examination of the Company’s tax return for 2013 without adjustment.

F 31

14. Accumulated Other Comprehensive Income (Loss)
Following is a summary of the changes in the accumulated balances of accumulated other comprehensive income (loss), which is presented net of tax, as of December 31, 2016 and 2015:

Unrealized Gains and (Losses) on Available-for-Sale Securities
Accumulated other comprehensive loss at December 31, 2014	$(1,325)
Other comprehensive income before reclassifications	3,428
Amounts reclassified from accumulated other comprehensive loss	(2,789)
Net current year other comprehensive income	639
Accumulated other comprehensive loss at December 31, 2015	(686)
Other comprehensive income before reclassifications	3,685
Amounts reclassified from accumulated other comprehensive income	(492)
Net current year other comprehensive income	3,193
Accumulated other comprehensive income at December 31, 2016	$2,507
The following is a summary of the tax effects allocated to other comprehensive income for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains and (losses) on investments and restricted investments:
Unrealized gains on available-for-sale investments	$5,997	$(2,308)	$3,689
Unrealized losses on restricted investments	(6)	2	(4)
Less: reclassification adjustment for gains included in earnings	(795)	303	(492)
Net unrealized gains	5,196	(2,003)	3,193
Other comprehensive income	$5,196	$(2,003)	$3,193
The following is a summary of the tax effects allocated to other comprehensive income for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized gains on investments:
Unrealized gains on available-for-sale investments	$5,650	$(2,222)	$3,428
Less: reclassification adjustment for gains included in earnings	(5,311)	2,522	(2,789)
Net unrealized gains	339	300	639
Other comprehensive income	$339	$300	$639

F 32

15. Stockholders’ Equity
Stock Repurchase Program
During the years ended December 31, 2016 and 2015, the Company repurchased 995,650 and 16,982,739 shares, respectively, of its common stock at an average purchase price of $14.88 and $17.93, respectively, per share, for an aggregate purchase price of $14.8 million and $305.0 million, respectively, pursuant to its stock repurchase program (the “Stock Repurchase Program”). As of December 31, 2016, the Company had a total authority of $190.9 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. In July 2016, the Company retired 17,998,658 shares of treasury stock at a value of $320.1 million.
Issuance of Common Stock for Director’s Fees
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board of Directors as part of their compensation package and pursuant to the 2015 Performance and Equity Incentive Plan. These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016 and November 17, 2016, with the remaining balance vesting 25% on February 17, 2017. For the year ended December 31, 2016, the Company recorded expense of $0.1 million, related to restricted stock awards to the Company’s directors.
16. Stock Based Compensation
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
During 2015, the Company had two equity plans available for issuance of equity compensation instruments, including restricted shares of Company common stock and options to purchase Company common stock, the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2015 Performance and Equity Incentive Plan (the “2015 Plan”).  Upon adoption of the 2015 Plan, the remaining shares available for awards under the 2009 Plan were included in the 1,500,000 shares approved under the 2015 Plan.  As of December 31, 2016, 1,491,081 shares were available under the 2015 Plan.  Stock options previously granted under the 2009 Plan were still outstanding as of December 31, 2016 and expired in February 2017.
Total stock-based compensation recorded in corporate expense, net on the consolidated statements of operations for the three years ended December 31, 2016 is as follows:

	2016	2015	2014
Stock compensation expense before tax benefit	$131	$150	$210
Income tax benefit	(50)	(58)	(81)
	$81	$92	$129

F 33

The following table sets forth the summary of option activity outstanding under the stock option program for 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2015	99,775	$54.15	0.9	—
Forfeited or expired	54,370	54.24	—	—
Balance at December 31, 2016	45,405	$54.05	0.1	—
Vested or expected to vest at December 31, 2016	45,405	$54.05	0.1	—
Exercisable at December 31, 2016	45,405	$54.05	0.1	—
In 2016, the Company granted 8,919 of vested restricted stock awards granted to certain of the Company’s directors as fees for services rendered under the 2015 Plan of which 6,690 vested during the year ended December 31, 2016. As of December 31, 2016, the Company had 2,229 unvested restricted stock units outstanding, which will vest on February 17, 2017. The weighted average grant date fair value of restricted stock units during 2016, 2015 and 2014 were $16.82, $15.53 and $21.59, respectively. The total fair values of restricted stock units which vested were $0.1 million during 2016 and $0.2 million during both 2015 and 2014.
17. Employee Benefit Plans
The Company previously sponsored a cash balance defined benefit pension plan that covered substantially all of its salaried employees (the “Pension Plan”). In November 2012, the Board of Directors approved the termination of the Pension Plan. The Pension Plan was frozen in March 2013 pending regulatory approvals, which were received in August 2014. As of December 31, 2014, the Pension Plan assets were distributed to Pension Plan participants and $7.9 million was distributed to the Company’s 401(k) Plan to pay additional future benefits to current and future 401(k) plan participants over a period of up to seven years. Subsequent to these distributions, the remaining Pension Plan assets of $23.8 million were reverted to the Company in December 2014. As a result of the Pension Plan termination, the Company had no prepaid pension asset or accumulated benefit obligation at December 31, 2016 and 2015.
There were no pension charges in 2016 and 2015. During 2014, the Company recorded a total of $13.5 million in Pension charges on the Company’s consolidated statements of operations, which included $8.7 million for net periodic pension costs, including settlements related to the termination of the Pension Plan and $4.8 million of excise tax.
Obligations and Funded Status
A summary of the net periodic pension cost and other amounts recognized in other comprehensive income are as follows:

2014
Interest cost	$625
Expected return on assets	550
Amortization of loss	465
Settlement charges	7,107
Net periodic pension cost	$8,747

Other changes in plan assets and obligations recognized in other comprehensive income:
Gain	(5,392)
Total other comprehensive income	(5,392)
Total net periodic pension cost and other comprehensive income	$3,355

As of December 31, 2016, 2015, and 2014 there were no actuarial loss amounts not yet reflected in net periodic pension cost and included in accumulated other comprehensive income (loss) as they were recognized in net periodic cost during 2014 due to the final settlement of the Pension Plan in 2014.

F 34

Assumptions
Assumptions used to develop net periodic pension cost:

2014
Discount rate	3.75%
Expected long-term rate on plan assets	—%
Rate of compensation increase	N/A
The Pension Plan was terminated in 2014. Early in 2014, the Pension Plan transferred the majority of its investments held in plan assets to U.S. Treasury securities to maintain the Pension Plan asset balance, which resulted in the selection of a minimal expected long-term rate on plan assets as the U.S. Treasury securities in 2014.
Plan Assets
During 2014, the Pension Plan transferred the majority of its investments held in plan assets to U.S. Treasury securities to maintain the Pension Plan asset balance. There were no Plan assets as of December 31, 2016 and 2015.
Deferred Compensation Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. At December 31, 2016 and 2015, the fair values of these assets were $5.6 million and $7.1 million, respectively, and were recorded in restricted investments on the Company’s consolidated balance sheets.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next five years. During 2016 and 2015, the Company recorded an expense of $1.4 million and $1.3 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gains and losses on these assets are reflected in the Company’s consolidated statements of operations and were less than a $0.1 million gain for both of the years ended December 31, 2016 and 2015.
As of December 31, 2016, the assets held in the suspense account were invested in the Vanguard Money Market Fund and Vanguard Short-Term Bond Fund. The Vanguard Money Market Fund and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 6. Financial Instruments and Fair Value Measurements for further information on the three-tier fair value hierarchy.

F 35

18. Other Income (Expense)
Other income (expense) consists of the following during the three years ended December 31, 2016:

	2016	2015	2014
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$6,602	$6,940	$6,258
Accretion income	1,829	1,526	1,455
Realized gains (losses) on the sale of investments	795	5,311	(833)
Other-than-temporary impairment losses	—	—	(1,295)
Total net investment income from available-for-sale securities	9,226	13,777	5,585
Interest income from investments in SPEs	8,202	8,217	6,116
Interest accrued on notes receivable and other interest	348	694	990
Total investment income, net	17,776	22,688	12,691
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,833)	(8,755)	(6,584)
Interest expense	(3,462)	(2,674)	(2,024)
Total interest expense	(12,295)	(11,429)	(8,608)
Claim settlement	12,548	—	—
Other income (expense), net
SEC investigation fees and expenses	742	(8,161)	—
Accretion income from retained interest investments	991	913	889
Hunting lease income	553	562	764
Litigation and insurance proceeds received	—	—	1,814
Other income, net	336	399	1,021
Other income (expense), net	2,622	(6,287)	4,488
Total other income, net	$20,651	$4,972	$8,571
Investment income, net
Interest and dividend income includes interest income accrued on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Realized gains (losses) on the sale of investments include the gain or loss recognized on the sale of an available for sale security prior to maturity. Other-than-temporary impairment losses include the credit-related losses on the Company’s corporate debt securities. See Note 5. Investments.
Interest income from investments in SPEs primarily includes interest accrued on the Timber Note, which is used to pay the interest expense for the Senior Notes issued by NFTF. See Note 4. Real Estate Sales.
Interest expense
Interest expense includes interest expense related to the Company’s CDD debt and the construction loan and Refinanced Loan in the Pier Park North JV. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by the SPE, are amortized based on the effective interest method at an effective rate of 4.9%.

F 36

Claim settlement
Claim settlement during the year ended December 31, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 7. Claim Settlement Receivable for further discussion.
Other income (expense), net
During 2016, the Company negotiated a settlement of SEC investigation expenses that resulted in the reversal of an accrual of $0.7 million. During 2015, the Company expensed a total of $8.2 million, related to an SEC investigation, which was resolved in October 2015.
Litigation and insurance proceeds include the cash receipt of $1.8 million as a settlement for a real estate easement litigation during 2014, as compared to no material recoveries in 2016 and 2015.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.8%. Hunting lease income is recognized as income over the term of the lease.
19. Segment Information
The Company currently conducts primarily all of its business in the following five operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
The residential real estate segment generates revenue from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped lots. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resorts and leisure segment generates revenue and incurs costs from the WaterColor Inn and Resort, vacation rental program, management of The Pearl Hotel, four golf courses, a beach club, marina operations and other related resort activities. The leasing segment generates revenue and cost from retail and commercial leasing operations, including the Company’s consolidated Pier Park North JV. The forestry segment produces and sells woodfiber, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The Company uses income (loss) before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
The accounting policies of the segments are the same as those described herein. Total revenue represents sales to unaffiliated customers, as reported in the Company’s consolidated statements of operations. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue and non-allocated corporate general and administrative expenses, net of investment income.

F 37

Information by business segment is as follows:

	2016	2015	2014
OPERATING REVENUE:
Residential real estate (a)	$19,483	$21,137	$61,444
Commercial real estate	2,187	7,160	3,265
Resorts and leisure	57,284	54,488	48,414
Leasing operations	9,742	8,978	6,977
Forestry revenue (b)	6,673	12,042	581,442
Other	375	66	331
Consolidated operating revenue	$95,744	$103,871	$701,873

COST OF REVENUE:
Cost of residential real estate revenue (c)	$6,383	$10,853	$27,562
Cost of commercial real estate revenue	1,323	4,974	1,031
Cost of resorts and leisure revenue	50,229	47,069	42,900
Cost of leasing revenue	3,108	2,792	2,253
Cost of forestry revenue (d)	1,121	1,402	63,029
Cost of other revenue	30	4	23
Consolidated cost of revenue	$62,194	$67,094	$136,798

OTHER OPERATING AND CORPORATE EXPENSES:
Residential real estate	$5,744	$10,215	$8,269
Commercial real estate	2,167	2,104	2,271
Resorts and leisure	547	426	452
Leasing operations	1,325	927	557
Forestry revenue	530	941	1,910
Other	12,706	18,813	12,669
Consolidated other operating and corporate expenses	$23,019	$33,426	$26,128

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$286	$544	$662
Resorts and leisure	4,402	5,096	4,143
Leasing operations	3,137	3,118	2,685
Forestry	552	581	729
Other	194	147	203
Consolidated depreciation, depletion and amortization	$8,571	$9,486	$8,422

INVESTMENT INCOME, NET
Residential real estate and other	$97	$571	$994
Corporate (e)	17,679	22,117	11,697
Consolidated investment income, net	$17,776	$22,688	$12,691

F 38

	2016	2015	2014
INTEREST EXPENSE
Residential real estate	$(1,284)	$(1,174)	$(1,316)
Commercial and other	(2,169)	(1,489)	(696)
Corporate (f)	(8,842)	(8,766)	(6,596)
Consolidated interest expense	$(12,295)	$(11,429)	$(8,608)

INCOME (LOSS) BEFORE EQUITY IN LOSS FROM UNCONSOLDIATED AFFILIATES AND INCOME TAXES:
Residential real estate (a) (c)	$5,887	$(821)	$24,854
Commercial real estate	(1,323)	126	(163)
Resorts and leisure	2,087	1,819	1,559
Leasing operations	90	676	1,165
Forestry (b) (d)	5,609	10,259	517,087
Corporate (e)(f)(g)	10,261	(13,222)	(22,681)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$22,611	$(1,163)	$521,821

	2016	2015	2014
CAPITAL EXPENDITURES:
Residential real estate	$3,319	$4,923	$4,981
Commercial real estate	3,937	2,165	854
Resorts and leisure	1,287	2,526	2,198
Leasing operations	2,899	5,849	22,600
Forestry	1,095	1,366	1,537
Other	321	636	271
Total capital expenditures	$12,858	$17,465	$32,441

	December 31, 2016	December 31, 2015
TOTAL ASSETS:
Residential real estate	$112,220	$109,791
Commercial real estate	62,009	62,649
Resorts and leisure	73,436	75,441
Leasing operations	79,004	81,400
Forestry	20,664	20,244
Other	680,612	633,217
Total assets	$1,027,945	$982,742

(a)	Includes revenue of $43.6 million from the RiverTown Sale in 2014.
(b)	Includes revenue of $570.9 million from the AgReserves Sale in 2014.
(c)	Includes cost of revenue of $17.6 million from the RiverTown Sale in 2014.
(d)	Includes cost of revenue of $58.4 million from the AgReserves Sale in 2014.
(e)	Includes interest income from investments in SPEs of $8.2 million in both 2016 and 2015 and $6.1 million in 2014.
(f)	Includes interest expense from Senior Note issued by SPE of $8.8 million in both 2016 and 2015 and $6.6 million in 2014.
(g)	Includes pension charges of $13.5 million in 2014.

F 39

20. Commitments and Contingencies
The Company establishes an accrued liability when it is both probable that a material loss has been incurred and the amount of the loss can be reasonably estimated. The Company will evaluate the range of reasonably estimated losses and record an accrued liability based on what it believes to be the minimum amount in the range, unless it believes an amount within the range is a better estimate than any other amount. In such cases, there may be an exposure to loss in excess of the amounts accrued. The Company evaluates quarterly whether further developments could affect the amount of the accrued liability previously established or would make a loss contingency both probable and reasonably estimable.
The Company also provides disclosure when it believes it is reasonably possible that a material loss will be incurred or when it believes it is reasonably possible that the amount of a loss will exceed the recorded liability. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the loss or range of loss can be made. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time and actual results may vary significantly from the current estimate.
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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.3 million and $2.5 million as of December 31, 2016 and 2015, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At December 31, 2016 and 2015, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and $7.1 million, respectively, and standby letters of credit in the amount of $0.4 million and $0.5 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At December 31, 2016, the Company has a total of $25.3 million in purchase obligations, all of which are for 2017.
In connection with the Refinanced Loan, the Company guaranteed the joint venture’s obligations under a short term $6.6 million letter of credit which is securing a portion of the joint venture’s obligations under the Refinanced Loan. In October 2016, the letter of credit was reduced to $1.3 million based on the terms of the Refinanced Loan agreement. See Note 10. Real Estate Joint Ventures for a further discussion on the Refinanced Loan.

F 40

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
21. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2016
Operating revenue	$18,747	$27,192	$29,551	$20,254
Operating (loss) income	$(881)	$1,595	$2,143	$(897)
Net income attributable to the Company	$2,709	$2,711	$1,810	$8,665
Basic and diluted income per share attributable to the Company	$0.04	$0.04	$0.02	$0.11
2015
Operating revenue	$21,104	$27,830	$37,846	$17,091
Operating (loss) income	$(3,861)	$(2,383)	$5,811	$(5,702)
Net (loss) income attributable to the Company	$(2,541)	$2,772	$(224)	$(1,738)
Basic and diluted (loss) income per share attributable to the Company	$(0.03)	$0.03	$—	$(0.02)

F 41

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2016
(in thousands)

		Initial Cost to Company (1)			Gross Amount at December 31, 2016
Description	Encumbrances	Land & Improvements	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition or Construction (2)	Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation Life (In Years)
Residential developments	$2,732	$49,884	$11,351	$48,154	$107,532	$1,857	$109,389	$2,654	through 2016	n/a
Commercial developments	4,769	35,656	—	22,276	57,932	—	57,932	42	through 2016	n/a
Resorts and leisure
WaterColor Inn	—	1,137	13,692	5,984	1,568	19,245	20,813	8,193	2002, 2013	10 - 40
Clubs and golf courses	—	37,851	23,998	(2,989)	35,138	23,722	58,860	26,474	2001 - 2007	10 - 25
Marinas	—	6,400	9,529	2	6,286	9,645	15,931	4,203	2006 - 2007	10 - 25
Other	—	—	11,599	89	—	11,688	11,688	4,137	2008 - 2009	10 - 30
Commercial leasing
Pier Park North	47,519	13,711	35,243	1,270	13,449	36,775	50,224	4,238	2014 - 2016	15 - 40
Town centers	—	823	20,332	(2,251)	784	18,120	18,904	12,728	2001 - 2008	10 - 25
VentureCrossings	—	3,203	8,491	(1,729)	2,024	7,941	9,965	2,055	2012	10 - 25
Other	20	466	2,399	274	740	2,399	3,139	469	through 2016	10 - 25
Timberlands	—	6,421	1,872	11,315	17,322	2,286	19,608	2,131	n/a	n/a
Unimproved land	—	85	—	5,431	5,516	—	5,516	25	n/a	n/a
Total	$55,040	$155,637	$138,506	$87,826	$248,291	$133,678	$381,969	$67,349

(1)	Includes initial costs to the Company to place the assets in service.
(2)	Includes cumulative impairments.

F 42

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2016 for federal income tax purposes is approximately $410.2 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2016	2015	2014
Balance at beginning of the year	$377,668	$379,944	$436,264
Amounts capitalized	13,875	13,372	26,047
Impairments	(357)	—	—
Cost of real estate sold	(6,489)	(14,584)	(76,060)
Amounts retired or adjusted	(2,728)	(1,064)	(6,307)
Balance at the end of the year	$381,969	$377,668	$379,944

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	2016	2015	2014
Balance at beginning of the year	$64,069	$58,132	$53,496
Depreciation expense	6,002	6,204	5,694
Amounts retired or adjusted	(2,722)	(267)	(1,058)
Balance at the end of the year	$67,349	$64,069	$58,132

F 43