Form 10-Q
period 2017-03-31
ST JOE CO
filed 2017-05-04
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of May 1, 2017, there were 71,969,882 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$322,097	$314,620
Cash and cash equivalents	216,982	241,111
Investments	175,623	175,725
Restricted investments	4,448	5,636
Income tax receivable	26,672	27,057
Claim settlement receivable	7,863	7,804
Other assets	36,473	38,410
Property and equipment, net of accumulated depreciation of $59.8 million and $59.4 million at March 31, 2017 and December 31, 2016, respectively	9,067	8,992
Investments held by special purpose entities	208,219	208,590
Total assets	$1,007,444	$1,027,945
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$55,525	$55,040
Other liabilities	47,715	40,950
Deferred tax liabilities	70,276	68,846
Senior notes held by special purpose entity	176,366	176,310
Total liabilities	349,882	341,146
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 74,342,826 issued at both March 31, 2017 and December 31, 2016; and 72,297,845 and 74,342,826 outstanding at March 31, 2017 and December 31, 2016, respectively	572,059	572,040
Retained earnings	99,114	94,746
Accumulated other comprehensive income	3,219	2,507
Treasury stock at cost, 2,044,981 shares held at March 31, 2017	(34,156)	—
Total stockholders’ equity	640,236	669,293
Non-controlling interest	17,326	17,506
Total equity	657,562	686,799
Total liabilities and equity	$1,007,444	$1,027,945
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

The following presents the portion of the consolidated balances presented above attributable to the Company’s consolidated variable interest entities. The Company’s consolidated variable interest entities include the Pier Park North joint venture (“Pier Park North JV”), Windmark JV, LLC (“Windmark JV”), Artisan Park, L.L.C., Panama City Timber Finance Company, L.L.C. and Northwest Florida Timber Finance Company L.L.C. as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for the guarantees and covenants discussed in Note 9. Debt.

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$63,946	$63,362
Cash and cash equivalents	3,303	3,965
Other assets	11,882	13,209
Investments held by special purpose entities	208,219	208,590
Total assets	$287,350	$289,126
LIABILITIES
Debt	$47,342	$47,519
Other liabilities	2,194	4,275
Senior notes held by special purpose entity	176,366	176,310
Total liabilities	$225,902	$228,104
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Real estate revenue	$1,525	$7,081
Resorts and leisure revenue	8,108	8,751
Leasing revenue	2,393	2,361
Timber revenue	1,171	2,061
Total revenue	13,197	20,254
Expenses:
Cost of real estate revenue	331	1,765
Cost of resorts and leisure revenue	8,804	9,319
Cost of leasing revenue	669	750
Cost of timber revenue	157	210
Other operating and corporate expenses	6,180	6,819
Depreciation, depletion and amortization	1,953	2,288
Total expenses	18,094	21,151
Operating loss	(4,897)	(897)
Other income (expense):
Investment income, net	10,356	2,730
Interest expense	(3,043)	(3,035)
Claim settlement	—	12,548
Other, net	4,051	452
Total other income, net	11,364	12,695
Income before income taxes	6,467	11,798
Income tax expense	(2,279)	(3,244)
Net income	4,188	8,554
Net loss attributable to non-controlling interest	180	111
Net income attributable to the Company	$4,368	$8,665

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	73,970,407	74,809,010
Net income per share attributable to the Company	$0.06	$0.12
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income:	$4,188	$8,554
Other comprehensive income (loss), net of tax:
Available-for-sale investment items:
Net unrealized gain (loss) on available-for-sale investments	3,905	(88)
Net unrealized gain on restricted investments	4	—
Reclassification of realized gain included in earnings	(3,122)	—
Reclassification of other-than-temporary impairment loss included in earnings	366	—
Total before income taxes	1,153	(88)
Income tax (expense) benefit	(441)	34
Total other comprehensive income (loss), net of tax	712	(54)
Total comprehensive income, net of tax	$4,900	$8,500
See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799
Issuance of common stock for director’s fees		19	—	—	—	—	19
Repurchase of common shares	(2,044,981)	—	—	—	(34,156)	—	(34,156)
Other comprehensive income	—	—	—	712	—	—	712
Net income (loss)	—	—	4,368	—	—	(180)	4,188
Balance at March 31, 2017	72,297,845	$572,059	$99,114	$3,219	$(34,156)	$17,326	$657,562

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,188	$8,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,953	2,288
Stock based compensation	19	—
Gain on sale of investments	(3,122)	—
Other-than-temporary impairment loss	366	—
Deferred income tax expense	988	1,106
Cost of real estate sold	174	1,434
Expenditures for and acquisition of real estate to be sold	(2,183)	(1,249)
Accretion income and other	(1,208)	(365)
Changes in operating assets and liabilities:
Notes receivable	40	65
Claim settlement receivable	—	(12,548)
Other assets	651	1,004
Other liabilities	4,928	4,142
Income taxes receivable	348	—
Net cash provided by operating activities	7,142	4,431
Cash flows from investing activities:
Expenditures for Pier Park North JV	(489)	(277)
Expenditures for property and equipment	(4,847)	(347)
Purchases of investments	(49,510)	(9,275)
Sales of investments	57,053	8,460
Maturities of assets held by special purpose entities	415	415
Net cash provided by (used in) investing activities	2,622	(1,024)
Cash flows from financing activities:
Repurchase of common shares	(34,156)	(14,820)
Borrowings on construction loan	509	—
Principal payments for debt	(226)	(35)
Debt issue costs	(20)	—
Net cash used in financing activities	(33,893)	(14,855)
Net decrease in cash and cash equivalents	(24,129)	(11,448)
Cash and cash equivalents at beginning of the period	241,111	212,773
Cash and cash equivalents at end of the period	$216,982	$201,325

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash paid during the period for:
Interest expense	$5,137	$5,664
Income taxes	$—	$—

Non-cash financing and investing activities:
Increase in Community Development District debt	$194	$174
Expenditures for operating properties and property and equipment financed through accounts payable	$1,206	$4

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company has significant influence, but not a controlling interest are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2016 balance sheet amounts have been derived from the Company’s December 31, 2016 audited consolidated financial statements. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results of the Company that may be expected for the full year ending December 31, 2017.
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs (see Note 8. Real Estate Joint Ventures).
The interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2016 annual financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investments in real estate, real estate impairment assessments, investments, other-than-temporary investment impairment assessments, retained interest investments, accruals and deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, bank demand accounts, money market instruments, short term commercial paper and short term U.S. Treasury securities having original maturities at acquisition date of ninety days or less.
Investments
Investments and restricted investments consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses on investments are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net.
The Company evaluates investments classified as available-for-sale with an unrealized loss to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until the unrealized loss is recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive income (loss), unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery. During 2017, the Company determined that a certain unrealized loss was other than temporarily impaired and recorded an impairment of $0.4 million related to credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.
Restricted Investments
The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated balance sheets until they are allocated to current and future 401(k) plan participants for up to the next four years. See Note 14. Employee Benefit Plan.
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

Long-Lived Assets
Long-lived assets include the Company’s investments in operating and development property and property and equipment. The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As part of the Company’s review for impairment of its long-lived assets, the Company reviews the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in the Company’s business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a material change in strategy that would affect the fair value of the Company’s properties;

•	continuing operating or cash flow loss for an operating property;

•	an accumulation of costs in excess of the projected costs for a development property; and

•	any other adverse change that may affect the fair value of the property.
The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.
During the three months ended March 31, 2017 and March 31, 2016, there were no impairments of long-lived assets.
Comprehensive Income
The Company’s comprehensive income includes unrealized gains and temporary losses on available-for-sale securities and restricted investments.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax impact of differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in earnings in the period in which the new rate is enacted. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than fifty percent likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other, net.
Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with regional financial institutions, which balances as of March 31, 2017 exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2017, the Company had $132.8 million invested in eight issuers of corporate debt securities that are non-investment grade, $41.0 million invested in four issuers of preferred stock that are non-investment grade and $1.8 million invested in one issuer of common stock. In addition, as of March 31, 2017, the Company had investments in short term commercial paper from nine issuers of $157.4 million and short term U.S. Treasury securities of $25.0 million.

Earnings Per Share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in any diluted earnings per share calculation when the Company has a loss from operations as their effect would be anti-dilutive. Non-vested restricted stock is included in outstanding shares at the time of grant. For the three months ended March 31, 2017 and 2016 basic average shares outstanding were the same as diluted shares outstanding. There were no outstanding common stock equivalents as of March 31, 2017 or December 31, 2016.
Revenue and Revenue Recognition
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
Resorts and Leisure Revenue
Resorts and leisure revenue includes service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor, WaterSound Beach and surrounding communities. In addition, other resorts and leisure revenue include club membership sales, daily play at golf courses, merchandise sales, food and beverage sales, marina boat slip rentals and fuel sales, and management services of The Pearl Hotel. The revenue is generally recognized as services are provided. Vacation rental revenue includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts and leisure revenue. The Company is the principal in its vacation rental business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. Club membership revenue is recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period. Revenue generated from our management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit.
Leasing Revenue
Leasing revenue consists of long term rental revenue from retail operations, commercial operations, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of the lease. Leasing revenue includes properties located in the Company’s consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings, and other properties. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant.
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
Recently Adopted Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09 that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the new guidance as of January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Consolidation
In October 2016, the FASB issued ASU 2016-17 that amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a reporting entity that is a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The Company adopted the new guidance as of January 1, 2017. The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company plans to adopt this guidance effective January 1, 2018 and has evaluated the impact of the adoption of this guidance and as a result of this evaluation does not expect it will have a material impact on its financial condition, results of operations and cash flows.
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

Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, it is not expected to have a material impact on the Company’s financial condition, results of operations and cash flows.
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

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	March 31, 2017	December 31, 2016
Development property:
Residential real estate	$103,919	$101,292
Commercial real estate	56,118	56,073
Resorts and leisure	855	263
Leasing operations	6,916	2,291
Forestry	2,491	2,492
Corporate	2,470	2,438
Total development property	172,769	164,849

Operating property:
Residential real estate	8,138	8,097
Resorts and leisure	105,818	107,029
Leasing operations	83,891	82,336
Forestry	20,072	19,608
Other	50	50
Total operating property	217,969	217,120
Less: Accumulated depreciation	68,641	67,349
Total operating property, net	149,328	149,771
Investment in real estate, net	$322,097	$314,620

Development property consists of land the Company is developing or intends to develop for sale or future operations. Residential real estate includes primary residential and resort residential communities, direct costs associated with the land, development and construction of these communities, including common development costs such as roads, utilities and amenities and indirect costs such as development overhead, capitalized interest, marketing and project administration. Commercial real estate consists of land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe, and includes direct costs, such as roads and utilities, associated with the land and development costs for the Company’s properties. Resorts and leisure development property currently consists of the improvement and expansion of existing beach club property. Leasing development property primarily includes the land development and construction of buildings for lease in VentureCrossings and a Pier Park outparcel, as well as the consolidated Pier Park North JV. Development property in the leasing operations and resorts and leisure segments will be reclassified as operating property as it is placed into service.
Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, vacation rental properties, golf courses, a beach club and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.
The Company capitalized indirect development costs during the three months ended March 31, 2017 of less than $0.1 million and had no capitalized indirect development costs during the three months ended March 31, 2016.

4. Investments
At March 31, 2017, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate debt securities	$128,200	$6,005	$1,420	$132,785
Preferred stock	40,525	876	335	41,066
Common stock	1,662	110	—	1,772
	170,387	6,991	1,755	175,623
Restricted investments:
Short-term bond	4,235	4	—	4,239
Money market fund	209	—	—	209
	4,444	4	—	4,448
	$174,831	$6,995	$1,755	$180,071
At December 31, 2016, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate debt securities	$135,590	$5,311	$1,769	$139,132
Preferred stock	36,048	656	111	36,593
	171,638	5,967	1,880	175,725
Restricted investments:
Short-term bond	4,232	—	6	4,226
Money market fund	1,410	—	—	1,410
	5,642	—	6	5,636
	$177,280	$5,967	$1,886	$181,361
Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, a registered investment advisor registered with the Securities and Exchange Commission) and the Fairholme Trust Company, L.L.C. (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation). Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of March 31, 2017, clients of FCM and FTC beneficially owned approximately 33.75% of the Company’s common stock. FCM and its client the Fairholme Fund, a Series of the Fairholme Funds, Inc., are affiliates of the Company.
Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board of Directors and also serve as directors of the Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.

Pursuant to the terms of the Investment Management Agreement, as amended (the “Agreement”), FTC agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.
As of March 31, 2017, the investment account included $132.8 million of corporate debt securities, $41.0 million of preferred stock and $1.8 million of common stock investments. Of the $132.8 million corporate debt securities and $41.0 million preferred stock $8.5 million and $0.1 million, respectively, were issued by Sears Holdings Corp or affiliates, of which Messrs. Berkowitz and Alvarez are on the board of directors, and may be deemed an affiliate of FCM, or the Company.
During the three months ended March 31, 2017, realized gain from the sale of available for-sale securities were $3.1 million and proceeds from the sale of available-for-sale securities were $57.1 million.
During the three months ended March 31, 2016, there was no realized gain or loss from the sale or maturity of available for-sale securities and proceeds from the sale of available-for-sale securities were $8.5 million.
The following table provides the debt securities, preferred stock and restricted investments unrealized loss position and related fair values:

	As of March 31, 2017				As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments:
Corporate debt securities	$45,034	$480	$8,462	$940	$64,516	$1,410	$6,971	$359
Preferred stock	7,447	272	132	63	—	—	153	111
Restricted investments:
Short-term bond	—	—	—	—	4,226	6	—	—
	$52,481	$752	$8,594	$1,003	$68,742	$1,416	$7,124	$470

As of March 31, 2017, the Company had an unrealized loss of $1.8 million related to corporate debt securities and preferred stock. The Company had an unrealized loss of $1.9 million as of December 31, 2016 related to corporate debt securities, preferred stock and restricted investments. As of March 31, 2017 and December 31, 2016, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. As of March 31, 2017, the Company determined that an unrealized loss related to its corporate debt securities and preferred stock was other-than-temporarily impaired and recorded an impairment of $0.4 million for credit-related loss in investment income, net in the Company's condensed consolidated statements of income.

The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at March 31, 2017, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$3,932	$3,470
Due after one year through five years	124,177	129,266
Due after ten years through fifteen years	91	49
	128,200	132,785
Preferred stock	40,525	41,066
Common stock	1,662	1,772
Restricted investments	4,444	4,448
	$174,831	$180,071
5. Financial Instruments and Fair Value Measurements
Fair Value Measurements
The financial instruments measured at fair value on a recurring basis at March 31, 2017 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$12,524	$—	$—	$12,524
Commercial paper	157,370	—	—	157,370
U.S. Treasury securities	24,992	—	—	24,992
	194,886	—	—	194,886
Investments:
Corporate debt securities	44,372	88,413	—	132,785
Preferred stock	11,011	30,055	—	41,066
Common stock	1,772	—	—	1,772
	57,155	118,468	—	175,623
Restricted investments:
Short-term bond	4,239	—	—	4,239
Money market fund	209	—	—	209
	4,448	—	—	4,448
	$256,489	$118,468	$—	$374,957

The financial instruments measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$86,236	$—	$—	$86,236
Commercial paper	129,671	—	—	129,671
	215,907	—	—	215,907
Investments:
Corporate debt securities	57,788	81,344	—	139,132
Preferred stock	19,177	17,416	—	36,593
	76,965	98,760	—	175,725
Restricted investments:
Short-term bond	4,226	—	—	4,226
Money market fund	1,410	—	—	1,410
	5,636	—	—	5,636
	$298,508	$98,760	$—	$397,268
Money market funds, commercial paper, U.S. Treasury securities, certain corporate debt securities, certain preferred stock, common stock and short-term bonds are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds, commercial paper and short term U.S. Treasury securities with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
Certain corporate debt securities and certain preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and these are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that certain corporate debt securities and certain preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2017 and December 31, 2016, the assets held in the suspense account were invested in the Vanguard Money Market Fund, which invests in short-term, high quality securities and seeks to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Money Market Fund and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 14. Employee Benefit Plan.
Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the senior notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value of the Company’s financial instruments were as follows:

	March 31, 2017			December 31, 2016
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$10,757	$13,760	3	$10,635	$13,669	3
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$8,219	$8,055	1	$8,590	$8,398	1
Liabilities
Senior notes held by special purpose entity	$176,366	$198,690	3	$176,310	$199,691	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2017 and December 31, 2016. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $10.8 million and $10.6 million as of March 31, 2017 and December 31, 2016, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC (“PCTFC”). The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC (“NFTF”). NFTF monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by PCTFC as of March 31, 2017, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.8 million and cash of $0.4 million. The Senior Notes held by NFTF as of March 31, 2017 consist of $176.4 million, net of the $3.6 million discount and debt issuance costs. PCTFC and NFTF are VIEs, which the Company consolidates as the primary beneficiary of each entity.
6. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010.  In exchange for this release, the Company will receive $13.2 million, of which $8.2 million remains to be received as of March 31, 2017, from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  On October 3, 2016, the Company received a $5.0 million payment. The remaining settlement amount will be made in payments of $2.7 million due in October of 2017, 2018 and 2019.  The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in the Company’s condensed consolidated statements of income for the three months ended March 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the three months ended March 31, 2017 and the period from March 24, 2016 to March 31, 2016 was less than $0.1 million.

7. Other Assets

Other assets consist of the following:

	March 31, 2017	December 31, 2016
Retained interest investments	$10,757	$10,635
Accounts receivable, net	3,858	4,625
Notes receivable, net	1,886	1,926
Prepaid expenses	6,951	5,685
Straight line rent	3,806	3,812
Other assets	8,280	8,789
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$36,473	$38,410
Notes receivable, net consists of the following:

	March 31, 2017	December 31, 2016
Pier Park Community Development District notes, non-interest bearing, due September 2022	$1,684	$1,684
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, due December 2016, paid January 2017	—	33
Various mortgage notes, secured by certain real estate, bearing interest at various rates	202	209
Total notes receivable, net	$1,886	$1,926
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of March 31, 2017 and December 31, 2016, there was no allowance for doubtful notes receivable.
8. Real Estate Joint Ventures
The Company enters into real estate joint ventures, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb the VIE loss and right to receive benefits that are significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.
Consolidated Real Estate Joint Ventures
In December 2016, the Company entered into a joint venture agreement with Windmark JV pursuant to which the Company transferred to Windmark JV all of its interest in the Windmark Beach project. As of March 31, 2017 and December 31, 2016, the Company owned a 49.0% equity interest in the consolidated joint venture. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of March 31, 2017 and December 31, 2016.
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2017 and December 31, 2016, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2017 and December 31, 2016.

In addition, the Company is the primary beneficiary of Artisan Park, L.L.C, another real estate joint venture that is consolidated within the financial results of the Company. The Company is entitled to 74% of the profit or loss of this VIE and is responsible for the day-to-day activities of the joint venture.
Unconsolidated Real Estate VIE
As of March 31, 2017 and December 31, 2016, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. The Company has evaluated the VIE consolidation requirements with respect to this joint venture and has determined that the Company is not the primary beneficiary, since the Company does not have the power to direct the activities that most significantly impact the economic performance of the VIE. The Company is not required to contribute additional funds to ALP.
Summarized financial information for ALP is as follows:

	March 31, 2017	December 31, 2016
BALANCE SHEETS:
Cash and cash equivalents	$11,412	$11,948
Other assets	61	59
Total assets	$11,473	$12,007

Accounts payable and other liabilities	$592	$955
Equity(1)	10,881	11,052
Total liabilities and equity	$11,473	$12,007

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
For the three months ended March 31, 2017 and 2016, ALP reported net loss of $0.2 million and net income of less than $0.1 million, respectively.
9. Debt
Debt consists of the following at March 31, 2017:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$47,926	$584	$47,342
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.4% to 7.0% at March 31, 2017	7,695	—	7,695
Construction loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 2.7% at March 31, 2017)	508	20	488
Total debt	$56,129	$604	$55,525

Debt consists of the following at December 31, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$48,132	$613	$47,519
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.4% to 7.0% at December 31, 2016	7,521	—	7,521
Total debt	$55,653	$613	$55,040
In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan (the “Refinanced Loan”). As of March 31, 2017 and December 31, 2016, $47.9 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property and a remaining $1.3 million short term letter of credit. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings and upon breach of covenants in the security instrument.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at several of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD assessments that are associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, the Company has recorded a liability for the balance of the CDD assessment that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company has recorded debt of $7.7 million and $7.5 million related to CDD assessments as of March 31, 2017 and December 31, 2016, respectively. The Company’s total outstanding CDD assessments were $22.6 million as of March 31, 2017 and December 31, 2016. The Company pays interest on the total outstanding CDD assessments.
In March 2017, a wholly owned subsidiary of the Company entered into a $1.6 million construction loan to finance the construction of a two retail tenant commercial leasing property located in Panama City Beach, Florida (the “Construction Loan”). The Construction Loan bears interest at LIBOR plus 1.70% and matures in March 2027. The Construction Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon payment at maturity. The Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.  In connection with the Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Construction Loan until the project meets certain cash flow stabilization requirements.  As of March 31, 2017, $0.5 million was outstanding under the Construction Loan.
The aggregate maturities of debt subsequent to March 31, 2017 are:

March 31, 2017
2017	$784
2018	1,047
2019	1,094
2020	1,139
2021	1,186
Thereafter	50,879
$56,129

10. Other Liabilities
Other liabilities consist of the following:

	March 31, 2017	December 31, 2016
Accounts payable	$6,164	$4,376
Accrued compensation	1,269	2,655
Deferred revenue	16,261	15,289
Membership deposits and initiation fees	7,852	7,384
Advance deposits	7,872	3,419
Other accrued liabilities	7,585	4,977
Accrued interest expense for Senior Notes held by SPE	712	2,850
Total other liabilities	$47,715	$40,950
Deferred revenue at March 31, 2017 and December 31, 2016 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.
Membership deposits and initiation fees consist of deposits and fees received for club memberships. Initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically.
Advance deposits consist of deposits received on hotel rooms and vacation rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.
Other accrued liabilities include $1.2 million of accrued property taxes as of March 31, 2017, which are generally paid annually in November. As of December 31, 2016 the Company had no accrued property taxes.
11. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax income or loss as a result of the following:

	Three Months Ended March 31,
	2017	2016
Tax at the federal statutory rate	$2,326	$4,168
State income taxes (net of federal benefit)	233	417
Tax effect of timber at the federal statutory rate of 23.8%	(114)	(206)
Decrease in valuation allowance	(280)	(354)
Other	114	(781)
Total income tax expense	$2,279	$3,244
The Company had no federal net operating loss carryforwards as of March 31, 2017 and December 31, 2016. The Company had a federal AMT credit carryforward of $12.7 million and $13.5 million as of March 31, 2017 and December 31, 2016, respectively. The AMT credit carryforward is available indefinitely to offset future federal income tax liabilities. As of March 31, 2017 and December 31, 2016, the Company had state net operating loss carryforwards of $421.0 million and $427.3 million, respectively. The state net operating loss is available to offset future taxable income through 2036.
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

As of December 31, 2016, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $5.1 million. During the three months ended March 31, 2017, the Company reversed $0.3 million of the valuation allowance that was recorded as of December 31, 2016. As of March 31, 2017, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $4.8 million for these deferred tax assets.
The Company had approximately $1.7 million of total unrecognized tax benefits as of each March 31, 2017 and December 31, 2016. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.
In December 2016, the Company entered into a joint venture agreement with Windmark JV, pursuant to which the Company sold to Windmark JV all of its interest in the Windmark Beach project. The sale of the Windmark Beach project created a net taxable loss for the Company in 2016. The loss will be carried back to 2014 for a federal income tax refund of $22.3 million.
12. Accumulated Other Comprehensive Income
Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax, as of March 31, 2017:

Unrealized Gain and (Loss) on Available-for-Sale Securities
Accumulated other comprehensive income at December 31, 2016	$2,507
Other comprehensive income before reclassifications	2,405
Amounts reclassified from accumulated other comprehensive income	(1,693)
Other comprehensive income	712
Accumulated other comprehensive income at March 31, 2017	$3,219
Following is a summary of the tax effects allocated to other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain on debt securities:
Unrealized gain on available-for-sale investments	$3,905	$(1,503)	$2,402
Unrealized gain on restricted investments	4	(1)	3
Reclassification adjustment for gain included in earnings	(3,122)	1,203	(1,919)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	366	(140)	226
Net unrealized gain	1,153	(441)	712
Other comprehensive income	$1,153	$(441)	$712

	Three Months Ended March 31, 2016
	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Unrealized loss on available-for-sale investments	$(88)	$34	$(54)

13. Stockholders’ Equity
Stock Repurchase Program
During the three months ended March 31, 2017 and 2016, the Company repurchased 2,044,981 and 995,650 shares, respectively, of its common stock at an average purchase price of $16.70 and $14.88, per share, respectively, for an aggregate purchase price of $34.2 million and $14.8 million, respectively, pursuant to its stock repurchase program (the “Stock Repurchase Program”). As of March 31, 2017, the Company had a total authority of $156.8 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board of Directors at any time in its sole discretion. During the period from April 1, 2017 through May 1, 2017, the Company purchased an additional 327,963 shares for an aggregate purchase price of $5.6 million.
Issuance of Common Stock for Director’s Fees
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board of Directors as part of their compensation package and pursuant to the 2015 Performance and Equity Incentive Plan.  These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016 and February 17, 2017.  For the three months ended March 31, 2017, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.
14. Employee Benefit Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2017 and December 31, 2016, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $4.4 million and $5.6 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next four years. During the three months ended March 31, 2017 and 2016, the Company recorded an expense of $1.2 million and $1.4 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants during that period. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million gain for both the three months ended March 31, 2017 and 2016. Refer to Note 5. Financial Instruments and Fair Value Measurements.

15. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
	2017	2016
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$4,548	$189
Accretion income	922	464
Realized gain on the sale of investments	3,122	—
Other-than-temporary impairment loss	(366)	—
Total net investment income from available-for-sale securities	8,226	653
Interest income from investments in SPEs	2,051	2,050
Interest accrued on notes receivable and other interest	79	27
Total investment income, net	10,356	2,730
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,193)	(2,190)
Interest expense	(850)	(845)
Total interest expense	(3,043)	(3,035)
Claim settlement	—	12,548
Other, net
Accretion income from retained interest investments	263	241
Hunting lease income	139	138
Miscellaneous income, net	3,649	73
Other, net	4,051	452

Total other income, net	$11,364	$12,695
Investment Income, Net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Realized gain on the sale of investments include the gain recognized on the sale of an available-for-sale security prior to maturity. During the three months ended March 31, 2017, the Company determined that a portion of its investments in corporate debt securities and preferred stock were other-than-temporarily impaired and recorded a $0.4 million impairment related to credit-related loss in investment income, net on the Company's condensed consolidated statements of income. See Note 4. Investments.
Interest income from investments in SPEs primarily includes interest accrued or received on the investments held by PCTFC, which is used to pay the interest expense for Senior Notes held by NFTF.
Interest Expense
Interest expense includes interest expense related to the Company’s CDD debt and Refinanced Loan in the Pier Park North JV. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by NFTF, are amortized based on the effective interest method at an effective rate of 4.9%.
Claim Settlement
Claim settlement during the three months ended March 31, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 6. Claim Settlement Receivable for further discussion.

Other, Net
During the three months ended March 31, 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, for reimbursement of certain attorney fees and related costs incurred by the Company in defending shareholder litigation and the SEC investigation which was resolved in October 2015. This amount was included in other, net in the condensed consolidated statements of income.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.8%. Hunting lease income is recognized as income over the term of each lease.
16. Segment Information
The Company conducts primarily all of its business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing and 5) forestry.
The residential real estate segment generates revenue from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped land. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenue and incurs costs from the WaterColor Inn and Resort, vacation rental program, management of The Pearl Hotel, membership sales, restaurants, four golf courses, a beach club, marina operations and other related resort activities. The leasing segment generates revenue and costs from leasing retail property, commercial property, cell towers and other assets. Leasing operations include properties located in the Company’s consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties. The forestry segment produces and sells pulpwood, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany accounts and transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue and non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended March 31,
	2017	2016
Operating revenue:
Residential real estate	$1,275	$6,988
Commercial real estate	—	—
Resorts and leisure	8,108	8,751
Leasing operations	2,384	2,361
Forestry	1,350	2,121
Other	80	33
Total operating revenue	$13,197	$20,254

(Loss) income before income taxes:
Residential real estate	$(668)	$3,357
Commercial real estate	(576)	(600)
Resorts and leisure	(1,776)	(1,800)
Leasing operations	203	(43)
Forestry	1,242	1,854
Other	8,042	9,030
Total income before income taxes	$6,467	$11,798

	March 31, 2017	December 31, 2016
Total Assets:
Residential real estate	$119,119	$112,220
Commercial real estate	60,238	60,150
Resorts and leisure	77,797	73,436
Leasing operations	85,206	80,863
Forestry	21,091	20,664
Other	643,993	680,612
Total assets	$1,007,444	$1,027,945
17. Commitments and Contingencies
The Company establishes an accrued liability when it believes it is both probable that a material loss has been incurred and the amount of the loss can be reasonably estimated. The Company will evaluate the range of reasonably estimated loss and record an accrued liability based on what it believes to be the minimum amount in the range, unless it believes an amount within the range is a better estimate than any other amount. In such cases, there may be an exposure to loss in excess of the amounts accrued. The Company evaluates quarterly whether further developments could affect the amount of the accrued liability previously established or would make a loss contingency both probable and reasonably estimable.
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

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business, including litigation related to its prior homebuilding and development activities and those described herein. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims, other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.
The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and a range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available.
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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million and $1.3 million as of March 31, 2017 and December 31, 2016, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At March 31, 2017 and December 31, 2016, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and standby letters of credit of $0.4 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.
As of March 31, 2017, the Company had a total of $33.2 million in contractual obligations, all of which are for the remainder of 2017.
Security on the Refinanced Loan includes a remaining short term $1.3 million letter of credit. See Note 9. Debt for a further discussion on the Refinanced Loan.

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
We believe that our present land holdings and liquidity position can provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida.
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
We seek opportunities to invest our funds in ways that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investments trusts, and other investments in liquid or illiquid securities where we believe we can increase our returns.
Segments
We conduct primarily all of our business in the following five reportable operating segments: 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Segment Operating Revenue
Residential real estate	9.7%	34.5%
Commercial real estate	—%	—%
Resorts and leisure	61.4%	43.2%
Leasing operations	18.1%	11.7%
Forestry	10.2%	10.5%
Other	0.6%	0.1%
Consolidated operating revenue	100.0%	100.0%
For more information regarding our operating segments, see Note 16. Segment Information of our condensed consolidated financial statements included in this quarterly report.

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
The SouthWood community is a large scale, mixed use community located in the southeastern section of Tallahassee, Florida. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units, however, the actual number of units that we ultimately approve for development will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund such development. SouthWood also includes a golf clubhouse, 18-hole golf course and a town center with dining, retail shops and offices. The SouthWood Golf Club is operated by our resorts and leisure segment and a portion of the town center is leased and operated by our leasing segment.
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
As part of the April 2014 RiverTown real estate sale, the buyer, Mattamy, is obligated to pay impact fees to us. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which we expect to receive at the end of that five-year period). However, the actual additional consideration received for the impact fees will be based on a variety of factors outside our control. We received $0.1 million during both the three months ended March 31, 2017 and 2016, and we have received a total of approximately $0.8 million from April 2014 through March 31, 2017.

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
Resorts and Leisure
Our resorts and leisure segment features a diverse portfolio of vacation rentals and a hotel, as well as restaurants, golf courses, a beach club, marinas and other related resort amenities.
WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, personnel costs and third party management fees. Revenue generated from our management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenue from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenue. The vacation rental business also incurs expenses from asset holding costs and standard lodging personnel, such as front desk, reservations and marketing.
Clubs - Our club operations include our golf courses, beach club and facilities that generate revenue from membership sales, daily play at our golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses and beach club facilities, personnel costs and third party management fees.
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
Leasing Operations
Our leasing operations generate revenue from leasing retail property, commercial property, cell towers, and other assets, and incur expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Leasing operations include properties located in our consolidated Pier Park North JV and Windmark JV, as well as our industrial park, VentureCrossings and other properties.
Pier Park North. Our leasing operations include our Pier Park North JV, which we developed with Casto, our joint venture partner and one of the country’s leading developers of neighborhood and community retail centers. The retail center includes 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be developed.
VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility under a long-term lease that commenced in 2012. We are currently constructing a new manufacturing facility of approximately 137,000 square feet, which we plan to lease to GKN Aerospace.
Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. Our forestry segment revenue includes the sale of pulpwood, sawtimber and other forest products and incurs costs of revenue from internal costs of forestry management and property taxes.

Our forestry segment may also generate revenue from the sale of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.
Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.
Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies during the first three months of 2017, however we cannot assure you that these policies will not change in the future.
Recently Adopted and Issued Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.
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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	In millions
Revenue:
Real estate revenue	$1.5	$7.1
Resorts and leisure revenue	8.1	8.7
Leasing revenue	2.4	2.4
Timber revenue	1.2	2.1
Total	13.2	20.3
Expenses:
Cost of real estate revenue	0.3	1.8
Cost of resorts and leisure revenue	8.8	9.3
Cost of leasing revenue	0.7	0.8
Cost of timber revenue	0.2	0.2
Other operating and corporate expenses	6.2	6.8
Depreciation, depletion and amortization	1.9	2.3
Total expenses	18.1	21.2
Operating loss	(4.9)	(0.9)
Other income (expense):
Investment income, net	10.4	2.7
Interest expense	(3.0)	(3.0)
Claim settlement	—	12.5
Other, net	4.0	0.5
Total other income, net	11.4	12.7
Income before income taxes	6.5	11.8
Income tax expense	(2.3)	(3.2)
Net income	$4.2	$8.6

Real Estate Revenue and Gross Profit

	Three Months Ended March 31,
	2017	% (1)	2016	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$1.3	86.7%	$7.0	98.6%
Commercial real estate revenue	—	—%	—	—%
Rural land and other revenue	0.2	13.3%	0.1	1.4%
Real estate revenue	$1.5	100.0%	$7.1	100.0%

Gross profit:
Residential real estate revenue	$1.0	76.9%	$5.2	74.3%
Commercial real estate revenue	—	—%	—	—%
Rural land and other revenue	0.2	100.0%	0.1	100.0%
Gross profit	$1.2	80.0%	$5.3	74.6%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.
Real Estate Revenue and Gross Profit. During the three months ended March 31, 2017, residential real estate revenue decreased $5.7 million, or 81.4%, to $1.3 million as compared to $7.0 million during the same period in 2016, and gross profit decreased $4.2 million, or 80.8%, to $1.0 million, (or gross margin of 76.9%), as compared to $5.2 million, (or gross margin of 74.3%), during the same period in 2016. During the three months ended March 31, 2017, we sold 2 lots compared to 22 lots during the same period in 2016, due to the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and variance in pricing among the communities. Included in the residential real estate revenue for the three months ended March 31, 2016, is a $3.4 million unimproved land sale with a gross profit of $3.3 million due to a low historical basis.
Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2017 and 2016, there were no commercial real estate sales.
Rural Land and Other Revenue and Gross Profit. During the three months ended March 31, 2017, we sold approximately 43 acres of rural and timber land for $0.2 million and mitigation bank credits for less than $0.1 million. During the three months ended March 31, 2016, we sold approximately 94 acres of rural and timber land for $0.1 million. Revenue from rural land can vary drastically from period to period.
Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
For additional information see the Segment Results sections for Residential Real Estate, Commercial Real Estate and Forestry.

Resorts and Leisure Revenue and Gross Deficit

	Three Months Ended March 31,
	2017	2016
	In millions
Resorts and leisure revenue	$8.1	$8.7
Gross deficit	$(0.7)	$(0.6)
Gross margin	(8.6)%	(6.9)%

Resorts and leisure revenue decreased $0.6 million, or 6.9%, during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in resorts and leisure revenue is due to a decrease of $0.9 million in room rentals, vacation rentals and resort fees due to the timing of holiday and school breaks compared to the same period in 2016, partially offset by an increase of $0.2 million in club revenue related to an increase in membership sales, along with an increase in marina revenue of $0.1 million. Revenue from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. Resorts and leisure had a negative gross margin during the three months ended March 31, 2017 of (8.6)% compared to a negative gross margin of (6.9)% during the three months ended March 31, 2016, due to the seasonality of these revenues, as noted above, and related fixed costs.
Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2017	2016
	In millions
Leasing revenue	$2.4	$2.4
Gross profit	$1.7	$1.6
Gross margin	70.8%	66.7%

Leasing revenue and gross profit was essentially flat for each of the three month periods ended March 31, 2017 and 2016.
Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2017	2016
	In millions
Timber revenue	$1.2	$2.1
Gross profit	$1.0	$1.9
Gross margin	83.3%	90.5%

Timber revenue decreased $0.9 million, or 42.9%, during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in the amount of tons sold and price decreases due to fluctuations in market supply and regional mill outages. There were 75,000 tons sold during the three months ended March 31, 2017, as compared to 106,000 tons sold during the same period in 2016. Gross margin decreased during the three months ended March 31, 2017 to 83.3%, as compared to 90.5% during the same period in 2016, due to fluctuations in market supply and regional mill outages.

Other Operating and Corporate Expenses

	Three Months Ended March 31,
	2017	2016
	In millions
Employee costs	$1.8	$1.7
401(k) contribution	1.2	1.4
Property taxes and insurance	1.4	1.5
Professional fees	1.0	1.4
Marketing and owner association costs	0.4	0.3
Occupancy, repairs and maintenance	0.1	0.2
Other	0.3	0.3
Total other operating and corporate expenses	$6.2	$6.8
Other operating and corporate expenses decreased by $0.6 million, or 8.8%, during the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in other operating and corporate expenses is primarily due to a decrease in professional fees of $0.4 million.
Depreciation, Depletion and Amortization
The decrease of $0.4 million in depreciation, depletion and amortization expenses during the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to operating assets being fully depreciated.
Investment Income, Net
Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) realized gain from the sale of our available for-sale-investments less other-than-temporary impairment loss, (iv) interest income earned on the time deposit held by an SPE and (v) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2017	2016
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$4.6	$0.2
Accretion income	0.9	0.5
Realized gain on the sale of investments	3.1	—
Other-than-temporary impairment loss	(0.4)	—
Total net investment income from available-for-sale securities	8.2	0.7
Interest income from investments in SPEs	2.1	2.0
Interest accrued on notes receivable and other interest	0.1	—
Total investment income, net	$10.4	$2.7
Investment income, net increased $7.7 million to $10.4 million for the three months ended March 31, 2017 as compared to $2.7 million for the three months ended March 31, 2016. The increase in interest and dividend income for the three months ended March 31, 2017 as compared to the same period in 2016 is primarily due to changes in our investment portfolio including cash equivalents. As of March 31, 2017, our portfolio included 35.8% corporate bonds, 11.1% preferred stock and 0.5% common stock. As of March 31, 2016, our portfolio included 49.6% U.S. Treasury Bills, 2.3% corporate bonds and 0.1% preferred stock. The returns on the corporate bonds and preferred stock are higher than the returns on the U.S. Treasury Bills. Investment income, net for the three months ended March 31, 2017 also includes the sale of certain corporate debt securities and preferred stock at a realized gain of $3.1 million, partially offset by an other-than-temporary impairment loss of $0.4 million related to the credit-related component.

Interest Expense
Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by NFTF and the Refinanced Loan for our consolidated Pier Park North JV as detailed in the table below:

	Three Months Ended March 31,
	2017	2016
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2
Interest expense	0.8	0.8
Total interest expense	$3.0	$3.0
Claim Settlement
Claim settlement consists of $12.5 million for the three months ended March 31, 2016 due to a settlement related to the Deepwater Horizon oil spill. See Note 6. Claim Settlement Receivable for further discussion.
Other, Net
Other, net primarily includes income from our retained interest investments, hunting lease income, insurance settlement proceeds and other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2017	2016
	In millions
Accretion income from retained interest investments	$0.1	$0.2
Hunting lease income	0.3	0.2
Miscellaneous income, net	3.6	0.1
Other, net	$4.0	$0.5
Other, net increased $3.5 million during the three months ended March 31, 2017, as compared to the same period in 2016. During the three months ended March 31, 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million for reimbursement of certain attorney fees and related costs incurred by us in defending shareholder litigation and the SEC investigation which was resolved in October 2015.
Income Tax Expense
We recorded income tax expense of $2.3 million during the three months ended March 31, 2017, as compared to $3.2 million during the same period in 2016. Our effective tax rate was 34.3% for the three months ended March 31, 2017, as compared to 27.2% during the same period in 2016.
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
The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	In millions
Revenue:
Real estate revenue	$1.0	$6.5
Other revenue	0.3	0.5
Total revenue	1.3	7.0
Expenses:
Cost of real estate and other revenue	0.3	1.8
Other operating expenses	1.3	1.4
Depreciation and amortization	0.1	0.1
Total expenses	1.7	3.3
Operating (loss) income	(0.4)	3.7
Other expense, net	(0.3)	(0.3)
Net (loss) income before income taxes	$(0.7)	$3.4
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
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Three Months Ended March 31, 2017					Three Months Ended March 31, 2016
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Primary homesites	1	$0.5	$0.1	$0.4	80.0%	19	$2.1	$1.0	$1.1	52.4%
Resort homesites	1	0.5	0.1	0.4	80.0%	3	1.0	0.4	0.6	60.0%
Land sale	N/A	—	—	—	—%	N/A	3.4	0.1	3.3	97.1%
Total	2	$1.0	$0.2	$0.8	80.0%	22	$6.5	$1.5	$5.0	76.9%

Primary homesites. Revenue from primary homesite sales decreased $1.6 million, or 76.2%, during the three months ended March 31, 2017, as compared to the same period in 2016, due to the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as the Watersound Origins, Breakfast Point and SouthWood communities. Gross margin was 80.0% during the three months ended March 31, 2017, as compared to 52.4% during the same period in 2016, primarily due to the timing of the receipt of lot residuals during 2017 that have no related cost at the time of recognition.

Resort homesites. Revenue from resort homesite sales decreased $0.5 million, or 50.0%, during the three months ended March 31, 2017, as compared to the same period in 2016, due to a decrease of available homesites. During the three months ended March 31, 2017 and 2016, the average revenue per resort homesite sold was approximately $0.4 million and $0.3 million, respectively. Gross margin increased to 80.0% during the three months ended March 31, 2017, as compared to 60.0% during the same period in 2016, primarily due to price increases and the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related cost at the time of recognition.
Land sales. During the three months ended March 31, 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.
During the three months ended March 31, 2017 and 2016, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense, net primarily consists of CDD interest expense, partially offset by other miscellaneous income.
Commercial Real Estate
Our commercial real estate segment plans, develops, entitles and sells our land holdings for a broad range of retail, office, hotel, multi-family and industrial uses. From time to time, our commercial real estate segment may also sell properties in our resort and leisure or leasing operations segments. The timing of commercial real estate revenue can vary depending on the demand, size and location of the property.
For both the three months ended March 31, 2017 and 2016, there was no commercial real estate revenue or cost of real estate revenue. For both the three months ended March 31, 2017 and 2016, other operating expenses were $0.6 million and net loss before income taxes was $0.6 million.
Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2017 and 2016, there were no commercial real estate sales. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited activity during the remainder of 2017.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Resorts and Leisure
Our resorts and leisure segment includes recurring revenue from our resorts and leisure operations. Resorts and leisure revenue and cost of resorts and leisure revenue include results of operations from the WaterColor Inn, vacation rental program, restaurants, four golf courses, a beach club, marina operations, membership sales, other management services, including management of The Pearl Hotel and other related resort activities.
The table below sets forth the results of operations of our resorts and leisure segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	In millions
Revenue:
Resorts and leisure revenue	$8.1	$8.7
Expenses:
Cost of resorts and leisure revenue	8.8	9.3
Other operating expenses	0.1	0.1
Depreciation	1.0	1.1
Total expenses	9.9	10.5
Net loss before income taxes	$(1.8)	$(1.8)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Revenue	Gross (Deficit) Profit	Gross Margin	Revenue	Gross (Deficit) Profit	Gross Margin
	In millions
Resorts, vacation rentals and other management services	$4.8	$(0.8)	(16.7)%	$5.7	$(0.6)	(10.5)%
Clubs	2.8	—	—%	2.6	(0.1)	(3.8)%
Marinas	0.5	0.1	20.0%	0.4	0.1	25.0%
Total	$8.1	$(0.7)	(8.6)%	$8.7	$(0.6)	(6.9)%
Revenue from resorts, vacation rentals and other management services decreased $0.9 million, or 15.8%, during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in room rentals, vacation rentals and resort fees due to the timing of holiday and school breaks compared to the same period in 2016.
Revenue from our clubs increased $0.2 million, or 7.7%, during the three months ended March 31, 2017, as compared to the same period in 2016, primarily related to an increase in membership sales.
Our negative gross margin was (8.6)% during the three months ended March 31, 2017, as compared to a negative gross margin of (6.9)% during the same period in 2016, due to the seasonality of these revenues, as noted above, and related fixed costs.
Other operating expenses include salaries and benefits, occupancy fees and other administrative expenses.

Leasing Operations
Our leasing operations segment includes recurring long term rental revenue from retail operations, commercial operations, cell towers, and other assets, including properties located in our consolidated Pier Park North JV and Windmark JV, and our industrial park, VentureCrossings.
The table below sets forth the results of operations of our leasing operations segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	In millions
Revenue:
Leasing revenue	$2.4	$2.4
Expenses:
Cost of leasing revenue	0.7	0.8
Other operating expenses	0.2	0.3
Depreciation	0.8	0.8
Total expenses	1.7	1.9
Operating income	0.7	0.5
Other expense, net	(0.5)	(0.5)
Net income before income taxes	$0.2	$—
The total net rentable square feet and percentage leased of commercial leasing properties by location at March 31, 2017 and December 31, 2016 are as follows:

		March 31, 2017		December 31, 2016
	Location	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased
Pier Park North JV	Bay County, FL	320,305	93%	320,305	93%
VentureCrossings	Bay County, FL	105,000	100%	105,000	100%
Windmark JV (1)	Gulf County, FL	48,035	21%	48,035	21%
SouthWood Town Center	Leon County, FL	34,412	86%	34,412	86%
WaterColor Town Center (2)	Walton County, FL	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	93%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	—%	13,000	—%
WaterSound Gatehouse	Walton County, FL	12,624	94%	12,624	90%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Wetappo	Gulf County, FL	4,900	100%	4,900	100%
WaterColor Crossings	Walton County, FL	2,520	49%	2,520	49%
WaterSound Origins	Walton County, FL	760	100%	760	100%
		603,595	86%	603,595	87%

(1)	Included in net rentable square feet as of March 31, 2017 and December 31, 2016, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet there is also space that we occupy or serves as common area.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Cost of leasing revenue and expenses were essentially flat for each of the three month periods ended March 31, 2017 and 2016. As of March 31, 2017, we had approximately 604,000 of net rentable square feet, of which approximately 522,000 square feet was under lease. As of March 31, 2016, we had approximately 589,000 of net rentable square feet, of which approximately 494,000 square feet was under lease.
Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses.
Other expense, net primarily includes interest expense from the Pier Park North JV Refinanced Loan.
During the three months ended March 31, 2017, we capitalized less than $0.1 million of indirect development costs related to our commercial leasing development projects. During the three months ended March 31, 2016, no indirect development costs related to our commercial leasing development projects were capitalized.

Forestry
Our forestry segment focuses on the management of our timber holdings. We grow and sell pulpwood, sawtimber and other forest products. Our forestry segment may also sell our timber holdings, undeveloped land or land with limited development and easements.
The table below sets forth the results of operations of our forestry segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	In millions
Revenue:
Timber revenue	$1.2	$2.1
Real estate revenue - Other rural land revenue	0.2	0.1
Total revenue	1.4	2.2
Expenses:
Cost of timber revenue	0.2	0.2
Other operating expenses	0.1	0.2
Depreciation and depletion	0.2	0.2
Total expenses	0.5	0.6
Operating income	0.9	1.6
Other income, net	0.3	0.3
Net income before income taxes	$1.2	$1.9
The total tons sold and relative percentage of total tons sold by major type of timber revenue for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017		2016
Pine pulpwood	53,000	70.7%	74,000	69.8%
Pine sawtimber	17,000	22.7%	25,000	23.6%
Pine grade logs	4,000	5.3%	5,000	4.7%
Other	1,000	1.3%	2,000	1.9%
Total	75,000	100.0%	106,000	100.0%
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Timber revenue decreased by $0.9 million, or 42.9%, during the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to a decrease in the amount of tons sold and price decreases due to fluctuations in market supply and regional mill outages. There were 75,000 tons sold during the three months ended March 31, 2017, as compared to 106,000 tons sold during the same period in 2016. The average price per ton sold decreased to $15.54 during the three months ended March 31, 2017, as compared to $19.40 during the same period in 2016. Gross margin decreased during the three months ended March 31, 2017, to 83.3%, as compared to 90.5% during the same period in 2016, primarily due to fluctuations in market supply and regional mill outages.
During the three months ended March 31, 2017, we sold approximately 43 acres of rural and timber land for $0.2 million. During the three months ended March 31, 2016, we sold approximately 94 acres of rural and timber land for $0.1 million.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases and fill dirt sales.

Liquidity and Capital Resources
As of March 31, 2017, we had cash and cash equivalents of $217.0 million, compared to $241.1 million as of December 31, 2016. Our cash and cash equivalents at March 31, 2017 includes commercial paper of $157.4 million, short term U.S. Treasuries of $25.0 million and $12.5 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2017, we had investments in corporate debt securities of $132.8 million, preferred stock investments of $41.0 million and common stock investments of $1.8 million. As of December 31, 2016, we had investments in corporate debt securities of $139.1 million and preferred stock investments of $36.6 million. As of March 31, 2017, of the $132.8 million corporate debt securities and $41.0 million preferred stock, $8.5 million and $0.1 million, respectively, were issued by Sears Holdings Corp or affiliates, of which Messrs. Berkowitz and Alvarez are on the Board of Directors, and which may be deemed an affiliate of FCM, or us.
Mr. Bruce R. Berkowitz is the Chairman of our Board of Directors. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM and FTC. Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to us directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as our investment advisor. As of March 31, 2017, clients of FCM and FTC beneficially owned approximately 33.75% of our common stock. FCM and its client the Fairholme Fund, a Series of the Fairholme Funds, Inc., are affiliates of ours.
Both Mr. Cesar Alvarez and Mr. Howard Frank are members of our Board of Directors and also serve as directors of the Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.
Pursuant to the terms of the Agreement, FTC agreed to supervise and direct the investments of investment accounts established by us in accordance with the investment guidelines and restrictions approved by the Investment Committee of the our Board of Directors. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the our investment portfolio at the time of purchase.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.
During the three months ended March 31, 2017, we incurred a total of $7.5 million for capital expenditures, which includes $1.6 million related to the acquisition and development of our residential and commercial real estate projects, $3.9 million for our leasing segment (which includes $0.5 million related to the Pier Park North JV), $1.4 million related to our resorts and leisure segment and $0.6 million related primarily to our forestry segment and corporate expenditures.
Our remaining budgeted capital expenditures for 2017 are estimated to be $55.8 million, which includes $27.6 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $22.3 million for our leasing segment, $5.0 million for our resorts and leisure segment and $0.9 million for our forestry segment and corporate expenditures. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures.

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of March 31, 2017 and December 31, 2016, $47.9 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary or insolvency proceedings and upon breach of covenants in the security instrument. See Note 8. Real Estate Joint Ventures.
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD assessments that is associated with platted property, which is the point at which the assessments become fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD assessments that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded CDD related debt of $7.7 million as of March 31, 2017. Our total outstanding CDD assessments were $22.6 million at March 31, 2017, which was comprised of $18.8 million at SouthWood, $3.0 million at the existing Pier Park retail center, $0.7 million at Wild Heron, and $0.1 million at Rivercrest.
During the three months ended March 31, 2017 and 2016, we repurchased 2,044,981 and 995,650 shares, respectively, of our common stock at an average purchase price of $16.70 and $14.88, per share, respectively, for an aggregate purchase price of $34.2 million and $14.8 million, respectively, pursuant to our Stock Repurchase Program. As of March 31, 2017, we had a total authority of $156.8 million available for purchase of shares of our common stock pursuant to our Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board of Directors at any time in its sole discretion. During the period from April 1, 2017 through May 1, 2017, we purchased an additional 327,963 shares for an aggregate purchase price of $5.6 million.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	In millions
Net cash provided by operating activities	$7.1	$4.4
Net cash provided by (used in) investing activities	2.6	(1.0)
Net cash used in financing activities	(33.8)	(14.9)
Net decrease in cash and cash equivalents	(24.1)	(11.5)
Cash and cash equivalents at beginning of the period	241.1	212.8
Cash and cash equivalents at end of the period	$217.0	$201.3
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $7.1 million during the three months ended March 31, 2017, as compared to $4.4 million during the same period in 2016.

Cash Flows from Investing Activities
Cash flows provided by (used in) investing activities primarily includes purchases and sales of investments, investments in assets held by SPEs and capital expenditures for property and equipment used in our operations. During the three months ended March 31, 2017, net cash provided by investing activities was $2.6 million, which includes purchases of investments of $49.5 million, sales of investments of $57.0 million and maturities of assets held by SPEs of $0.4 million. During the three months ended March 31, 2016, net cash used in investing activities was $1.0 million, which includes purchases of investments of $9.3 million, sales of investments of $8.5 million and maturities of assets held by SPEs of $0.4 million. Capital expenditures for property and equipment were $5.3 million and $0.6 million, during the three months ended March 31, 2017 and 2016, respectively, which were primarily for our resorts and leisure and leasing operations segments.
Cash Flows from Financing Activities
Net cash used in financing activities was $33.8 million during the three months ended March 31, 2017, compared to net cash used in financing activities of $14.9 million for the three months ended March 31, 2016. Net cash used in financing activities during the three months ended March 31, 2017 included the repurchase of common stock of $34.2 million and principal payments on debt of $0.2 million, partially offset by borrowings on the Construction Loan of $0.5 million. During the three months ended March 31, 2016 $14.8 million was used for the repurchase of our common stock.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of March 31, 2017 and December 31, 2016, $47.9 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. The Refinanced Loan provided for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon principal payment at maturity of the Refinanced Loan. The Refinanced Loan is secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property and a remaining short term $1.3 million letter of credit. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 8. Real Estate Joint Ventures.
As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $10.8 million for all installment notes monetized through March 31, 2017. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.
At March 31, 2017 and December 31, 2016, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $6.2 million and standby letters of credit of $0.4 million, which may potentially result in liability to us if certain obligations are not met.
Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2017.

Forward-Looking Statements
This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy, including exploring the sale of our real estate assets opportunistically or when we believe that we can better deploy those resources;

•	our expectations regarding available opportunities provided to us by our liquidity position to increase growth and recurring revenue and to create long-term shareholder value;

•	our 2017 capital expenditures budget and the timing of benefits of these investments;

•	our expectations regarding levels of commercial real estate sales activity during the remainder of 2017;

•	our plan to enter into a lease with GKN Aerospace;

•	our beliefs regarding growth in the retirement demographic and the strategic opportunities provided to us by such growing retirement demographic;

•	our expectations regarding the wide range of residential and commercial uses of our Bay-Walton Sector Plan land holdings, including to serve the active adult retirement market;

•	our expectations regarding the amount and timing of the impact fees which we will receive in connection with the RiverTown Sale;

•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;

•	our estimates and assumptions regarding the installment notes and the Timber Note; and

•	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2016, and subsequent, Form 10-Qs and other current reports, and the following:

•	any changes in our strategic objectives and our ability to successfully implement such strategic objectives;

•
any potential negative impact of our longer-term property development strategy, including loss and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;

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

•
economic or other conditions that affect the future prospects for the Southeastern region of the United States and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•	the impact of natural or man-made disasters or weather conditions, including hurricanes and other severe weather conditions, on our business;

•
our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required for mixed-use and active adult communities;

•	our ability to enter into a lease with GKN Aerospace on favorable terms or at all;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities;

•	our ability to effectively manage our real estate assets, as well as the ability of our joint venture partner to effectively manage the day-to-day activities of the Pier Park North JV;

•	our ability to realize the anticipated benefits of our acquisitions, joint ventures, investments in leasable spaces and operations and share repurchases;

•	our ability to carry out our Stock Repurchase Program in accordance with applicable securities laws;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities, certain preferred stock and common stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $5.3 million in the market value of our available-for-sale securities as of March 31, 2017. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary.
Our cash and cash equivalents are invested in commercial paper, money market instruments and short term U.S. Treasury securities. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.
The amount of interest expense on our Construction Loan is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest expense.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 17. Commitments and Contingencies, for further discussion.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our repurchases of common stock during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				In Millions
January 1-31, 2017	—	$—	—	$—
February 1-28, 2017	—	—	—	—
March 1-31, 2017	2,044,981	16.70	2,044,981	156.8
Total	2,044,981	$16.70	2,044,981	$156.8

(1)
In November 2015, we announced that our Board authorized an additional $200.0 million for stock repurchases under our Stock Repurchase Program. As of December 31, 2016, we had a total of $190.9 million available for purchase of shares under our Stock Repurchase Program. The Stock Repurchase Program has no expiration date.

Item 6.     Exhibits
Exhibit Index

Exhibit Number	Description
*31.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Marek Bakun, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification by Jorge Gonzalez, President, Chief Executive Officer and Director, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification by Marek Bakun, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	May 4, 2017	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director

Date:	May 4, 2017	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer