Form 10-Q
period 2017-09-30
ST JOE CO
filed 2017-11-02
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of October 30, 2017, there were 66,321,224 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$337,509	$314,620
Cash and cash equivalents	166,773	241,111
Investments	145,236	175,725
Restricted investments	4,462	5,636
Income tax receivable	—	27,057
Claim settlement receivable	7,982	7,804
Other assets	40,500	38,410
Property and equipment, net of accumulated depreciation of $60,365 and $59,404 at September 30, 2017 and December 31, 2016, respectively	9,282	8,992
Investments held by special purpose entities	207,942	208,590
Total assets	$919,686	$1,027,945
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$55,738	$55,040
Other liabilities	49,876	40,950
Deferred tax liabilities	70,839	68,846
Senior notes held by special purpose entity	176,479	176,310
Total liabilities	352,932	341,146
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 74,348,160 and 74,342,826 issued at September 30, 2017 and December 31, 2016, respectively; and 66,536,223 and 74,342,826 outstanding at September 30, 2017 and December 31, 2016, respectively	572,087	572,040
Retained earnings	115,821	94,746
Accumulated other comprehensive (loss) income	(1,191)	2,507
Treasury stock at cost, 7,811,937 shares held at September 30, 2017	(135,995)	—
Total stockholders’ equity	550,722	669,293
Non-controlling interest	16,032	17,506
Total equity	566,754	686,799
Total liabilities and equity	$919,686	$1,027,945
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

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$59,877	$63,362
Cash and cash equivalents	5,099	3,965
Other assets	12,229	13,209
Investments held by special purpose entities	207,942	208,590
Total assets	$285,147	$289,126
LIABILITIES
Debt	$46,977	$47,519
Other liabilities	2,221	4,275
Senior notes held by special purpose entity	176,479	176,310
Total liabilities	$225,677	$228,104
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Real estate revenue	$10,707	$4,163	$19,383	$17,988
Resorts and leisure revenue	18,198	19,046	45,633	47,590
Leasing revenue	2,856	2,685	7,911	7,366
Timber revenue	1,893	1,298	4,308	4,053
Total revenue	33,654	27,192	77,235	76,997
Expenses:
Cost of real estate revenue	6,405	1,949	10,350	6,688
Cost of resorts and leisure revenue	14,513	15,438	38,200	40,402
Cost of leasing revenue	842	710	2,308	2,219
Cost of timber revenue	167	213	562	626
Other operating and corporate expenses	4,968	5,193	15,303	17,736
Depreciation, depletion and amortization	2,306	2,094	6,291	6,484
Total expenses	29,201	25,597	73,014	74,155
Operating income	4,453	1,595	4,221	2,842
Other income (expense):
Investment income, net	6,452	4,689	31,110	10,378
Interest expense	(3,038)	(3,075)	(9,117)	(9,255)
Claim settlement	—	—	—	12,548
Other income, net	917	435	5,560	1,487
Total other income, net	4,331	2,049	27,553	15,158
Income before income taxes	8,784	3,644	31,774	18,000
Income tax expense	(2,643)	(948)	(10,831)	(5,170)
Net income	6,141	2,696	20,943	12,830
Net (income) loss attributable to non-controlling interest	(198)	15	132	356
Net income attributable to the Company	$5,943	$2,711	$21,075	$13,186

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	70,202,807	74,342,826	72,037,772	74,496,058
Net income per share attributable to the Company	$0.08	$0.04	$0.29	$0.18
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income:	$6,141	$2,696	$20,943	$12,830
Other comprehensive (loss) income, net of tax:
Available-for-sale investment items:
Net unrealized (loss) gain on available-for-sale investments	(683)	3,257	3,967	3,259
Net unrealized gain on restricted investments	4	—	4	—
Reclassification of realized loss (gain) included in earnings	104	(40)	(10,757)	(40)
Reclassification of other-than-temporary impairment loss included in earnings	403	—	769	—
Total before income taxes	(172)	3,217	(6,017)	3,219
Income tax (expense) benefit	(75)	(1,238)	2,319	(1,239)
Total other comprehensive (loss) income, net of tax	(247)	1,979	(3,698)	1,980
Total comprehensive income, net of tax	$5,894	$4,675	$17,245	$14,810
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799
Capital contribution from non-controlling interest	—	—	—	—	—	188	188
Capital distribution to non-controlling interest	—	—	—	—	—	(1,530)	(1,530)
Issuance of common stock for director’s fees	5,334	47	—	—	—	—	47
Repurchase of common shares	(7,811,937)	—	—	—	(135,995)	—	(135,995)
Other comprehensive loss	—	—	—	(3,698)	—	—	(3,698)
Net income	—	—	21,075	—	—	(132)	20,943
Balance at September 30, 2017	66,536,223	$572,087	$115,821	$(1,191)	$(135,995)	$16,032	$566,754

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$20,943	$12,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,291	6,484
Stock based compensation	47	93
Gain on sale of investments	(10,757)	(40)
Other-than-temporary impairment loss	769	—
Deferred income tax expense	4,312	920
Cost of real estate sold	9,043	5,091
Expenditures for and acquisition of real estate to be sold	(6,137)	(5,397)
Accretion income and other	(2,574)	(1,544)
Impairment losses	133	357
Changes in operating assets and liabilities:
Notes receivable	(1,548)	518
Claim settlement receivable	—	(12,746)
Other assets	(1,468)	1,646
Other liabilities	4,077	412
Income taxes receivable	26,671	1,948
Net cash provided by operating activities	49,802	10,572
Cash flows from investing activities:
Expenditures for operating property	(25,872)	(3,146)
Expenditures for property and equipment	(2,520)	(632)
Proceeds from the disposition of assets	—	3
Purchases of investments	(104,008)	(308,174)
Maturities of investments	—	185,000
Sales of investments	144,256	83,307
Maturities of assets held by special purpose entities	787	787
Net cash provided by (used in) investing activities	12,643	(42,855)
Cash flows from financing activities:
Capital contribution from non-controlling interest	188	—
Capital distribution to non-controlling interest	(1,530)	—
Repurchase of common shares	(135,995)	(14,820)
Borrowings on construction loan	1,624	—
Principal payments for debt	(1,050)	(384)
Debt issue costs	(20)	—
Net cash used in financing activities	(136,783)	(15,204)
Net decrease in cash and cash equivalents	(74,338)	(47,487)
Cash and cash equivalents at beginning of the period	241,111	212,773
Cash and cash equivalents at end of the period	$166,773	$165,286

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash paid during the period for:
Interest expense	$10,879	$10,921
Income taxes	$5,403	$2,302

Non-cash financing and investing activities:
Increase in Community Development District debt	$59	$21
Expenditures for operating properties and property and equipment financed through accounts payable	$4,125	$147

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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company does not have a controlling interest are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2016 balance sheet amounts have been derived from the Company’s December 31, 2016 audited consolidated financial statements. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017.
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
The Company evaluates investments classified as available-for-sale with an unrealized loss to determine if they are other-than-temporarily impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until the unrealized loss is recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive (loss) income, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery.
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
During the three and nine months ended September 30, 2017, the Company recorded an impairment charge of $0.1 million included in the cost of real estate revenue, related to a residential property. During the three and nine months ended September 30, 2016, the Company recorded an impairment charge of $0.4 million, included in the cost of real estate revenue, related to a commerce park.
Comprehensive Income
The Company’s comprehensive income includes unrealized gains and temporary losses on available-for-sale securities and restricted investments.
Income Taxes
The Company’s provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.
For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.
Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic or other conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with regional financial institutions and as of September 30, 2017 these balances exceed the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2017, the Company had $10.0 million invested in U.S. Treasury securities, $101.5 million invested in eight issuers of corporate debt securities that are non-investment grade and $33.7 million invested in four issuers of preferred stock that are non-investment grade. In addition, as of September 30, 2017, the Company had investments of $141.6 million in short term commercial paper from nine issuers.
Earnings Per Share
Basic and diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. For the three and nine months ended September 30, 2017 and 2016, basic and diluted average shares outstanding were the same and there were no outstanding common stock equivalents as of September 30, 2017 or December 31, 2016. Non-vested restricted stock is included in outstanding shares at the time of grant.
Revenue and Revenue Recognition
Revenue consists primarily of real estate sales, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue and costs and expenses.
Real Estate Revenue
Revenue from real estate sales, including sales of homesites, commercial properties and rural or timberland, is recognized when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold.
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
Resorts and Leisure Revenue
Resorts and leisure revenue includes service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor, WaterSound Beach and surrounding communities. In addition, other resorts and leisure revenue includes club membership sales, membership reservations, daily play at golf courses, merchandise sales, food and beverage sales, marina boat slip rentals, fuel sales, and management services of The Pearl Hotel. The revenue is generally recognized as services are provided. Vacation rental revenue includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts and leisure revenue. The Company is the principal in its vacation rental business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. Club membership revenue is recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period. Revenue generated from the Company’s management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit.
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
Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company has elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. The Company is continuing to evaluate the impact of adopting this guidance and as a result of this evaluation currently does not expect it will have a material impact on its financial condition, results of operations or cash flows. The Company expects an impact to revenue-related disclosures as a result of adopting this guidance.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. The Company plans to adopt this guidance effective January 1, 2018 using a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company has evaluated the impact of the adoption of this guidance, and as a result of this evaluation, determined the change in the fair value of its equity investments after January 1, 2018, will be recognized in the consolidated statements of income rather than the consolidated statements of comprehensive income, but is not expected to have a material impact on its financial condition, results of operations or cash flows.
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

Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how these cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, it is not currently expected to have an impact on the Company’s cash flows.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued ASU 2016-18 that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendment is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s cash flows.

3. Investment in Real Estate
Real estate by property type and segment includes the following:

	September 30, 2017	December 31, 2016
Development property:
Residential real estate	$101,697	$101,292
Commercial real estate	55,060	56,073
Resorts and leisure	2,489	263
Leasing operations	18,582	2,291
Forestry	2,488	2,492
Corporate	2,530	2,438
Total development property	182,846	164,849

Operating property:
Residential real estate	7,344	8,097
Resorts and leisure	105,860	107,029
Leasing operations	92,768	82,336
Forestry	19,357	19,608
Other	50	50
Total operating property	225,379	217,120
Less: Accumulated depreciation	70,716	67,349
Total operating property, net	154,663	149,771
Investment in real estate, net	$337,509	$314,620

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes primary residential and resort residential communities. Commercial real estate consists of land for commercial and industrial uses, including land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Resorts and leisure development property consists of the improvement and expansion of existing beach club property. Leasing development property primarily includes the land development and construction of buildings for lease in VentureCrossings and Pier Park Crossings JV. Development property in the leasing operations and resorts and leisure segments will be reclassified as operating property as it is placed into service.
Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, certain vacation rental properties, golf courses, a beach club and marinas. Leasing operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including the Beckrich Office Park, property in the Pier Park North JV, as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

4. Investments
At September 30, 2017, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
U.S. Treasury securities	$9,995	$1	$—	$9,996
Corporate debt securities	103,251	778	2,522	101,507
Preferred stock	33,923	708	898	33,733
	147,169	1,487	3,420	145,236
Restricted investments:
Short-term bond	4,239	6	—	4,245
Money market funds	217	—	—	217
	4,456	6	—	4,462
	$151,625	$1,493	$3,420	$149,698
At December 31, 2016, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate debt securities	$135,590	$5,311	$1,769	$139,132
Preferred stock	36,048	656	111	36,593
	171,638	5,967	1,880	175,725
Restricted investments:
Short-term bond	4,232	—	6	4,226
Money market fund	1,410	—	—	1,410
	5,642	—	6	5,636
	$177,280	$5,967	$1,886	$181,361
Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, a registered investment advisor registered with the Securities and Exchange Commission) and the Fairholme Trust Company, L.L.C. (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation). Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of September 30, 2017, clients of FCM and FTC beneficially owned approximately 40.58% of the Company’s common stock. FCM and its client The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.
Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board and also serve as directors of Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.

Pursuant to the terms of an Investment Management Agreement, as amended, with the Company (the “Agreement”), FTC agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board. The investment guidelines are set forth in the Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.
As of September 30, 2017, the investment account included $10.0 million of U.S. Treasury securities, $101.5 million of corporate debt securities and $33.7 million of preferred stock. Of the $101.5 million corporate debt securities and $33.7 million preferred stock $9.2 million and $0.2 million, respectively, were issued by Sears Holdings Corporation or affiliates, of which Mr. Berkowitz serves on the board of directors and may be deemed an affiliate of FCM, or the Company. On October 14, 2017, Mr. Berkowitz notified Sears Holding Corporation that effective October 31, 2017, he would step down from their board of directors.
During the three months ended September 30, 2017, realized losses from the sale of available for-sale securities were $0.1 million. During the nine months ended September 30, 2017, realized gains from the sale of available for-sale securities were $10.8 million. During the nine months ended September 30, 2017, proceeds from the sale of available-for-sale securities were $144.3 million.
During both the three and nine months ended September 30, 2016, realized gains from the sale of available for-sale securities were less than $0.1 million. During the nine months ended September 30, 2016, proceeds from the sale of available-for-sale securities were $83.3 million and proceeds from the maturity of available-for-sale securities were $185.0 million.
The following table provides the corporate debt securities, preferred stock and restricted investments unrealized loss position and related fair values:

	As of September 30, 2017				As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments:
Corporate debt securities	42,178	2,034	28,142	488	64,516	1,410	6,971	359
Preferred stock	11,729	871	169	27	—	—	153	111
Restricted investments:
Short-term bond	—	—	—	—	4,226	6	—	—
	$53,907	$2,905	$28,311	$515	$68,742	$1,416	$7,124	$470

As of September 30, 2017, the Company had investments with an unrealized loss of $3.4 million related to corporate debt securities and preferred stock. The Company had an unrealized loss of $1.9 million as of December 31, 2016 related to corporate debt securities, preferred stock and restricted investments. As of September 30, 2017 and December 31, 2016, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the three months ended September 30, 2017, the Company determined that an unrealized loss related to its corporate debt securities was other-than-temporarily impaired and recorded an impairment of $0.4 million for credit-related loss in investment income, net in the Company's condensed consolidated statements of income. During the nine months ended September 30, 2017, the Company determined that an unrealized loss related to its corporate debt securities and preferred stock was other-than-temporarily impaired and recorded an impairment of $0.8 million for credit-related loss in investment income, net in the Company's condensed consolidated statements of income.

The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at September 30, 2017, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$13,974	$13,944
Due after one year through five years	95,423	93,476
Due after five year through ten years	3,757	4,025
Due after ten years through fifteen years	92	58
	113,246	111,503
Preferred stock	33,923	33,733
Restricted investments	4,456	4,462
	$151,625	$149,698
5. Financial Instruments and Fair Value Measurements
Fair Value Measurements
The financial instruments measured at fair value on a recurring basis at September 30, 2017 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,947	$—	$—	$5,947
Commercial paper	141,618	—	—	141,618
	147,565	—	—	147,565
Investments:
U.S. Treasury securities	9,996	—	—	9,996
Corporate debt securities	—	101,507	—	101,507
Preferred stock	10,903	22,830	—	33,733
	20,899	124,337	—	145,236
Restricted investments:
Short-term bond	4,245	—	—	4,245
Money market fund	217	—	—	217
	4,462	—	—	4,462
	$172,926	$124,337	$—	$297,263

The financial instruments measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$86,236	$—	$—	$86,236
Commercial paper	129,671	—	—	129,671
	215,907	—	—	215,907
Investments:
Corporate debt securities	57,788	81,344	—	139,132
Preferred stock	19,177	17,416	—	36,593
	76,965	98,760	—	175,725
Restricted investments:
Short-term bond	4,226	—	—	4,226
Money market fund	1,410	—	—	1,410
	5,636	—	—	5,636
	$298,508	$98,760	$—	$397,268
Money market funds, commercial paper, U.S. Treasury securities, certain preferred stocks and short-term bonds are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of ninety days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
The Company’s corporate debt securities and certain preferred stocks are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and these are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that corporate debt securities and certain preferred stocks are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2017 and December 31, 2016, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 14. Employee Benefit Plan.
Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the senior notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2017			December 31, 2016
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$11,012	$13,951	3	$10,635	$13,669	3
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$7,942	$7,821	1	$8,590	$8,398	1
Liabilities
Senior notes held by special purpose entity	$176,479	$199,730	3	$176,310	$199,691	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of September 30, 2017 and December 31, 2016. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.8 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.0 million and $10.6 million as of September 30, 2017 and December 31, 2016, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2017, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.5 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2017 consist of $176.5 million, net of the $3.5 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.
6. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010.  In exchange for this release, the Company will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  In October 2017 and 2016, the Company received payments of $2.7 million and $5.0 million, respectively. The remaining settlement amount will be made in payments of $2.7 million due in October 2018 and 2019.  The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. $12.5 million of the claim settlement was recognized as other income in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the three months ended September 30, 2017 and 2016 was $0.1 million. Interest income for the nine months ended September 30, 2017 and the period from March 24, 2016 to September 30, 2016 was $0.2 million.

7. Other Assets

Other assets consist of the following:

	September 30, 2017	December 31, 2016
Retained interest investments	$11,012	$10,635
Accounts receivable, net	7,551	4,625
Notes receivable, net	3,474	1,926
Prepaid expenses	7,105	5,685
Straight line rent	3,899	3,812
Other assets	6,524	8,789
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$40,500	$38,410
Notes receivable, net consists of the following:

	September 30, 2017	December 31, 2016
Pier Park Community Development District notes, non-interest bearing, due September 2022	$1,527	$1,684
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	904	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	857	—
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, due December 2016, paid January 2017	—	33
Various mortgage notes, secured by certain real estate, bearing interest at various rates	186	209
Total notes receivable, net	$3,474	$1,926
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of September 30, 2017 and December 31, 2016, there was no allowance for doubtful notes receivable.
8. Real Estate Joint Ventures
The Company enters into real estate joint ventures, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.
Consolidated Real Estate Joint Ventures
In April 2017, the Company entered into a joint venture agreement to develop, manage and lease apartments in Panama City Beach, Florida. The joint venture parties are working together to design, develop and construct a 240 unit multi-family apartment home community to be located on land owned by the Company in the Pier Park area. As of September 30, 2017 the Company owned a 65.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2017.

In December 2016, the Company entered into a joint venture agreement, pursuant to which the Company transferred to Windmark JV all of its interest in the Windmark Beach project. As of September 30, 2017 and December 31, 2016, the Company owned a 49.0% equity interest in the consolidated joint venture. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of September 30, 2017 and December 31, 2016.
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2017 and December 31, 2016, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2017 and December 31, 2016.
In addition, the Company is the primary beneficiary of Artisan Park, L.L.C, another real estate joint venture that is consolidated within the financial results of the Company. The Company is entitled to 74.0% of the profit or loss of this VIE and is responsible for the day-to-day activities of the joint venture.
Unconsolidated Real Estate VIE
As of September 30, 2017 and December 31, 2016, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of ALP’s change in accounting.
Financial information for ALP is provided to the Company on a delayed basis. The summarized information as of June 30, 2017 and December 31, 2016 includes total assets of $10.8 million and $11.5 million, respectively, total liabilities of $0.3 million and $0.6 million, respectively and total equity of $10.5 million and $10.9 million, respectively. For each of the three months ended June 30, 2017 and 2016, ALP reported a net loss of $0.2 million. For the six months ended June 30, 2017 and 2016, ALP reported a net loss of $0.4 million and $0.5 million, respectively.
9. Debt
Debt consists of the following at September 30, 2017:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$47,507	$530	$46,977
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.4% to 7.0% at September 30, 2017	7,156	—	7,156
Construction loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 2.9% at September 30, 2017)	1,624	19	1,605
Total debt	$56,287	$549	$55,738

Debt consists of the following at December 31, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$48,132	$613	$47,519
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.4% to 7.0% at December 31, 2016	7,521	—	7,521
Total debt	$55,653	$613	$55,040
In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan (the “Refinanced Loan”). As of September 30, 2017 and December 31, 2016, $47.5 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. As of September 30, 2017 the Refinanced Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property and a remaining $1.3 million short term letter of credit. During October 2017, the letter of credit was released. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company’s total outstanding CDD debt was $21.9 million and $22.6 million as of September 30, 2017 and December 31, 2016, respectively. The Company pays interest on the total outstanding CDD debt.
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
The aggregate maturities of debt subsequent to September 30, 2017 are:

September 30, 2017
2017	$241
2018	1,493
2019	1,540
2020	1,543
2021	1,525
Thereafter	49,945
$56,287

10. Other Liabilities
Other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$8,838	$4,376
Accrued compensation	1,911	2,655
Deferred revenue	17,043	15,289
Membership deposits and initiation fees	9,328	7,384
Advance deposits	4,083	3,419
Other accrued liabilities	7,961	4,977
Accrued interest expense for Senior Notes held by SPE	712	2,850
Total other liabilities	$49,876	$40,950
Deferred revenue at September 30, 2017 and December 31, 2016 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.
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
Other accrued liabilities include $3.7 million of accrued property taxes as of September 30, 2017, which are generally paid annually in November. As of December 31, 2016 the Company had no accrued property taxes.
11. Income Taxes
Income tax expense differed from the amount computed by applying the federal statutory rate of 35% to pre-tax income or loss as a result of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Tax at the federal statutory rate	$3,005	$1,280	$11,167	$6,424
State income taxes (net of federal benefit)	301	128	1,117	642
Tax effect of timber at the federal statutory rate of 23.8%	(194)	(121)	(420)	(381)
Decrease in valuation allowance	(250)	(350)	(846)	(713)
Other	(219)	11	(187)	(802)
Total income tax expense	$2,643	$948	$10,831	$5,170
The Company had a federal AMT credit carryforward of $8.7 million and $13.5 million as of September 30, 2017 and December 31, 2016, respectively. The AMT credit carryforward is currently available indefinitely to offset future federal income tax liabilities. As of September 30, 2017 and December 31, 2016, the Company had state net operating loss carryforwards of $395.3 million and $427.3 million, respectively and no federal net operating loss carryforwards. The state net operating loss is available to offset future taxable income through 2036.
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

As of December 31, 2016, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company had maintained a valuation allowance of $5.1 million. During the nine months ended September 30, 2017, the Company reversed $0.8 million of the valuation allowance that was recorded as of December 31, 2016. As of September 30, 2017, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $4.3 million for these deferred tax assets.
The Company had approximately $1.7 million of total unrecognized tax benefits as of both September 30, 2017 and December 31, 2016. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.
In December 2016, the Company entered into a joint venture agreement, pursuant to which the Company sold to Windmark JV all of its interest in the Windmark Beach project. The sale of the Windmark Beach project created a net taxable loss for the Company in 2016. The loss was carried back to 2014 for a federal income tax refund of $21.9 million, which was received during the nine months ended September 30, 2017. In addition, the Company received a federal tax refund for 2016 of $4.4 million during the nine months ended September 30, 2017.
12. Accumulated Other Comprehensive Income (Loss)
Following is a summary of the changes in the balances of accumulated other comprehensive income (loss), which is presented net of tax, as of September 30, 2017:

Unrealized Gain and (Loss) on Available-for-Sale Securities
Accumulated other comprehensive income at December 31, 2016	$2,507
Other comprehensive income before reclassifications	2,443
Amounts reclassified from accumulated other comprehensive loss	(6,141)
Other comprehensive loss	(3,698)
Accumulated other comprehensive loss at September 30, 2017	$(1,191)
Following is a summary of the tax effects allocated to other comprehensive (loss) income for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized (loss) gain on investments:
Unrealized loss on available-for-sale investments	$(683)	$263	$(420)
Unrealized gain on restricted investments	4	(2)	2
Reclassification adjustment for loss included in earnings	104	(40)	64
Reclassification adjustment for other-than-temporary impairment loss included in earnings	403	(296)	107
Net unrealized loss	(172)	(75)	(247)
Other comprehensive loss	$(172)	$(75)	$(247)

	Three Months Ended September 30, 2016
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$3,257	$(1,253)	$2,004
Reclassification adjustment for gain included in earnings	(40)	15	(25)
Net unrealized gain	3,217	(1,238)	1,979
Other comprehensive income	$3,217	$(1,238)	$1,979

Following is a summary of the tax effects allocated to other comprehensive (loss) income for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$3,967	$(1,526)	$2,441
Unrealized gain on restricted investments	4	(2)	2
Reclassification adjustment for gain included in earnings	(10,757)	4,143	(6,614)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	769	(296)	473
Net unrealized loss	(6,017)	2,319	(3,698)
Other comprehensive loss	$(6,017)	$2,319	$(3,698)

	Nine Months Ended September 30, 2016
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$3,259	$(1,254)	$2,005
Reclassification adjustment for gain included in earnings	(40)	15	(25)
Net unrealized gain	3,219	(1,239)	1,980
Other comprehensive income	$3,219	$(1,239)	$1,980
13. Stockholders’ Equity
Stock Repurchase Program
During the nine months ended September 30, 2017 and 2016, the Company repurchased 7,811,937 and 995,650 shares, respectively, of its common stock at an average purchase price of $17.42 and $14.88, per share, respectively, for an aggregate purchase price of $136.0 million and $14.8 million, respectively, pursuant to its stock repurchase program (the “Stock Repurchase Program”).
On July 7, 2017, the Company’s Board authorized additional repurchases of up to $28.0 million of the Company’s shares of its common stock under the Stock Repurchase Program. On July 11, 2017, the Company repurchased 1,500,000 shares for an aggregate purchase price of $27.0 million. On September 18, 2017, the Company’s Board authorized additional repurchase authority of up to $66.0 million of the Company’s shares of its common stock under the Stock Repurchase Program. On September 20, 2017, the Company repurchased 3,742,111 shares for an aggregate purchase price of $65.8 million. After giving effect to these and other recent repurchase activities, as of September 30, 2017, the Company has $147.7 million remaining under the Stock Repurchase Program.
The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and other factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees
On May 25, 2017, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent.  On July 3, 2017, 5,334 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 25th approval and the Company's 2015 Performance and Equity Incentive Plan. This restricted stock will vest on the date of the Company's 2018 Annual Meeting of Shareholders (the "Annual Meeting") and is subject to forfeiture upon termination of service on the Board prior to the Annual Meeting.  Four non-employee directors elected to receive cash in lieu of the stock.
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Performance and Equity Incentive Plan.  These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016 and February 17, 2017.
For each of the three and nine months ended September 30, 2017 and 2016, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.
14. Employee Benefit Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2017 and December 31, 2016, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $4.5 million and $5.6 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next four years. During the nine months ended September 30, 2017 and 2016, the Company recorded an expense of $1.2 million and $1.4 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants during that period. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million gain for both the three and nine months ended September 30, 2017 and 2016. Refer to Note 5. Financial Instruments and Fair Value Measurements.

15. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$4,445	$1,528	$13,016	$1,969
Accretion income	375	960	1,696	2,002
Realized (loss) gain on the sale of investments	(104)	40	10,757	40
Other-than-temporary impairment loss	(403)	—	(769)	—
Total net investment income from available-for-sale securities	4,313	2,528	24,700	4,011
Interest income from investments in SPEs	2,050	2,051	6,151	6,151
Interest accrued on notes receivable and other interest	89	110	259	216
Total investment income, net	6,452	4,689	31,110	10,378
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,195)	(2,259)	(6,582)	(6,640)
Other interest expense	(843)	(816)	(2,535)	(2,615)
Total interest expense	(3,038)	(3,075)	(9,117)	(9,255)
Claim settlement	—	—	—	12,548
Other income, net
Accretion income from retained interest investments	279	249	813	733
Hunting lease income	145	138	424	415
Miscellaneous income, net	493	48	4,323	339
Other income, net	917	435	5,560	1,487

Total other income, net	$4,331	$2,049	$27,553	$15,158
Investment Income, Net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Realized (loss) gain on the sale of investments include the loss or gain recognized on the sale of an available-for-sale security prior to maturity. During the three months ended September 30, 2017, the Company determined that a portion of its investments in corporate debt securities were other-than-temporarily impaired and recorded a $0.4 million impairment related to credit-related loss in investment income, net on the Company's condensed consolidated statements of income. During the nine months ended September 30, 2017, the Company determined that a portion of its investments in corporate debt securities and preferred stock were other-than-temporarily impaired and recorded a $0.8 million impairment related to credit-related loss in investment income, net on the Company's condensed consolidated statements of income. See Note 4. Investments.
Interest income from investments in SPEs primarily includes interest accrued or received on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.
Interest Expense
Interest expense includes interest expense related to the Company’s CDD debt, Refinanced Loan in the Pier Park North JV and Construction Loan. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

Claim Settlement
Claim settlement during the nine months ended September 30, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 6. Claim Settlement Receivable for further discussion.
Other Income, Net
Other income, net primarily includes income from the Company’s retained interest investments, hunting lease income, insurance settlement proceeds and other income and expense items. During the nine months ended September 30, 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, for reimbursement of certain attorney fees and related costs incurred by the Company in defending shareholder litigation and the SEC investigation which was resolved in October 2015. This amount was included in other income, net in the condensed consolidated statements of income.
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
The residential real estate segment generates revenue from the development and sale of homes and homesites and the sale of parcels of entitled, undeveloped land. The commercial real estate segment sells undeveloped or developed land and commercial operating property. The resort and leisure segment generates revenue and incurs costs from the WaterColor Inn and Resort, the vacation rental program, management of The Pearl Hotel, membership sales, membership reservations, restaurants, four golf courses, a beach club, marina operations and other related resort activities. The leasing segment generates revenue and costs from leasing retail, office and commercial property, cell towers and other assets. Leasing operations include properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties. The forestry segment produces and sells pulpwood, sawtimber and other forest products and may sell the Company’s timber or rural land holdings.
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

Information by business segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating revenue:
Residential real estate	$9,411	$3,122	$15,391	$15,905
Commercial real estate	446	631	2,624	631
Resorts and leisure	18,198	19,046	45,633	47,590
Leasing operations	2,847	2,655	7,884	7,336
Forestry	2,562	1,509	5,236	5,233
Other	190	229	467	302
Total operating revenue	$33,654	$27,192	$77,235	$76,997

Income (loss) before income taxes:
Residential real estate	$1,802	$237	$3,026	$4,676
Commercial real estate	(466)	(496)	(1,115)	(1,644)
Resorts and leisure	2,916	2,420	4,521	3,414
Leasing operations	302	454	814	75
Forestry	2,437	1,282	4,808	4,376
Other	1,793	(253)	19,720	7,103
Total income before income taxes	$8,784	$3,644	$31,774	$18,000

	September 30, 2017	December 31, 2016
Total Assets:
Residential real estate	$115,758	$112,220
Commercial real estate	58,134	60,150
Resorts and leisure	77,000	73,436
Leasing operations	107,986	80,863
Forestry	20,089	20,664
Other	540,719	680,612
Total assets	$919,686	$1,027,945
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
The Company also provides disclosure when it believes it is reasonably possible that a material loss will be incurred or when it believes it is reasonably possible that the amount of a loss will exceed the recorded liability. The Company reviews loss contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the losses or range of loss can be made. This estimated range of possible losses is based upon currently available information and is subject to significant judgment and a variety of assumptions, as well as known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate.

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business, including litigation related to its prior homebuilding and development activities. The Company cannot assure that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims, other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.
The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and a range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. The Company is in the process of assessing certain properties in regard to the effects, if any, on the environment from the disposal or release of wastes or substances. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At September 30, 2017 and December 31, 2016, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and $6.2 million, respectively, and standby letters of credit of less than $0.1 million and $0.4 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
As of September 30, 2017, the Company had a total of $14.1 million in contractual obligations, of which $12.0 million are for the remainder of 2017, $2.0 million are for 2018 and $0.1 million are for 2019.
As of September 30, 2017, security on the Refinanced Loan includes a remaining short term $1.3 million letter of credit, which was released during October 2017. See Note 9. Debt for a further discussion on the Refinanced Loan.

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
We believe that our present real estate holdings and liquidity position provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development, asset management and resort operations.
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
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Operating Revenue
Residential real estate	28.0%	11.5%	19.9%	20.7%
Commercial real estate	1.3%	2.3%	3.4%	0.8%
Resorts and leisure	54.1%	70.0%	59.1%	61.8%
Leasing operations	8.5%	9.8%	10.2%	9.5%
Forestry	7.6%	5.6%	6.8%	6.8%
Other	0.5%	0.8%	0.6%	0.4%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%
For more information regarding our operating segments, see Note 16. Segment Information of our condensed consolidated financial statements included in this quarterly report.
Residential Real Estate
Our residential real estate segment typically plans and develops primary residential and resort residential communities of various sizes, primarily on our existing land. From time to time, our residential real estate segment also evaluates opportunities to maximize value by selling some of our resorts, leisure or operating properties. The following is a description of some of our major residential development communities in Northwest Florida that we are currently in the process of planning or developing. As is true with all of our projects, what residential real estate will actually be developed, including the actual amount of units that we ultimately approve for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.
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
We have other residential communities, such as the SummerCamp Beach, RiverCamps, WindMark Beach and WaterColor communities that have homesites available for sale or development. In addition, we have residential communities, such as the WaterSound Beach and WaterSound West Beach communities that are substantially developed, and the remaining developed and available homesites in these communities are available for sale.
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
WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and Resort and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, maintenance of the inn’s facilities, personnel costs and third-party management fees. Revenue generated from our management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenue from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenue. The vacation rental business also incurs expenses from holding costs of assets we own and standard lodging personnel, such as front desk, reservations and marketing. Our restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard restaurant personnel costs.
Clubs - Our club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at our golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities, personnel costs and third-party management fees.
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

Leasing Operations
Our leasing operations generate revenue from leasing retail, office and commercial property, cell towers, and other assets, and incur expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Leasing operations include properties located in our Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as our industrial park, VentureCrossings and other properties. The following is a listing of some of our leasing properties:
Pier Park North. Our leasing operations include our Pier Park North JV retail center, which includes approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be developed.
VentureCrossings. We built and own a 105,000 square foot building with manufacturing and office space in VentureCrossings and lease the facility under a long-term lease that commenced in 2012. We are currently constructing a new manufacturing facility of approximately 138,000 square feet, for which we have a long term lease with GKN Aerospace.
Beckrich Office Park. Leasing properties include two office buildings that were acquired in April 2017. The buildings are located in Panama City Beach, Florida, with over 67,000 net leasable square feet.
Pier Park Crossings. In April 2017, we formed a joint venture to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to design, develop and construct a 240 unit multi-family apartment home community to be located on land owned by us in the Pier Park area. We expect construction to begin in the first quarter of 2018.
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
Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no significant changes in these policies during the first nine months of 2017, however we cannot assure you that these policies will not change in the future.
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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Real estate revenue	$10.7	$4.2	$19.4	$18.0
Resorts and leisure revenue	18.2	19.0	45.6	47.6
Leasing revenue	2.8	2.7	7.9	7.4
Timber revenue	1.9	1.3	4.3	4.0
Total	33.6	27.2	77.2	77.0
Expenses:
Cost of real estate revenue	6.4	2.0	10.4	6.7
Cost of resorts and leisure revenue	14.5	15.4	38.2	40.4
Cost of leasing revenue	0.8	0.7	2.3	2.2
Cost of timber revenue	0.2	0.2	0.6	0.6
Other operating and corporate expenses	5.0	5.2	15.3	17.7
Depreciation, depletion and amortization	2.3	2.1	6.2	6.5
Total expenses	29.2	25.6	73.0	74.1
Operating income	4.4	1.6	4.2	2.9
Other income (expense):
Investment income, net	6.4	4.7	31.1	10.4
Interest expense	(3.0)	(3.1)	(9.1)	(9.3)
Claim settlement	—	—	—	12.5
Other income, net	0.9	0.4	5.5	1.5
Total other income, net	4.3	2.0	27.5	15.1
Income before income taxes	8.7	3.6	31.7	18.0
Income tax expense	(2.6)	(0.9)	(10.8)	(5.2)
Net income	$6.1	$2.7	$20.9	$12.8

Real Estate Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	% (1)	2016	% (1)	2017	% (1)	2016	% (1)
	Dollars in millions				Dollars in millions
Revenue:
Residential real estate revenue	$9.4	87.9%	$3.1	73.8%	$15.4	79.4%	$15.9	88.4%
Commercial real estate revenue	0.4	3.7%	0.6	14.3%	2.6	13.4%	0.6	3.3%
Rural land and other revenue	0.9	8.4%	0.5	11.9%	1.4	7.2%	1.5	8.3%
Real estate revenue	$10.7	100.0%	$4.2	100.0%	$19.4	100.0%	$18.0	100.0%

Gross profit:
Residential real estate	$3.3	35.1%	$1.8	58.1%	$7.1	46.1%	$10.1	63.5%
Commercial real estate	0.1	25.0%	—	—%	0.7	26.9%	—	—%
Rural land and other	0.9	100.0%	0.4	80.0%	1.2	85.7%	1.2	80.0%
Gross profit	$4.3	40.2%	$2.2	52.4%	$9.0	46.4%	$11.3	62.8%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.
Real Estate Revenue and Gross Profit. During the three months ended September 30, 2017, residential real estate revenue increased $6.3 million, or 203.2%, to $9.4 million as compared to $3.1 million during the same period in 2016, and gross profit increased $1.5 million, or 83.3%, to $3.3 million, (or gross margin of 35.1%), as compared to $1.8 million, (or gross margin of 58.1%), during the same period in 2016. During the three months ended September 30, 2017, we sold 88 lots compared to 34 lots during the same period in 2016.
During the nine months ended September 30, 2017, residential real estate revenue decreased $0.5 million, or 3.1%, to $15.4 million as compared to $15.9 million during the same period in 2016, and gross profit decreased $3.0 million, or 29.7%, to $7.1 million, (or gross margin of 46.1%), as compared to $10.1 million, (or gross margin of 63.5%), during the same period in 2016. During the nine months ended September 30, 2017, we sold 122 lots compared to 79 lots during the same period in 2016.
The number of lots sold varied each period due to the timing of builder contractual closing obligations and the timing of development of finished lots in our residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and the difference in pricing among the communities. Included in the residential real estate revenue for the nine months ended September 30, 2016, is a $3.4 million unimproved land sale with a gross profit of $3.3 million due to a low historical basis.
Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended September 30, 2017, we had three commercial real estate sales totaling 11 acres for $0.4 million. During the nine months ended September 30, 2017, we had five commercial real estate sales totaling 36 acres for $2.6 million. During the three and nine months ended September 30, 2016, there were three commercial real estate sales totaling approximately 4 acres for $0.6 million.
Rural Land and Other Revenue and Gross Profit. During the three months ended September 30, 2017, we sold approximately 66 acres of rural and timber land for $0.7 million and mitigation bank credits for $0.2 million. During the nine months ended September 30, 2017, we sold approximately 155 acres of rural and timber land for $0.9 million and mitigation bank credits for $0.5 million. During the three months ended September 30, 2016, we sold approximately 90 acres of rural and timber land for $0.2 million and mitigation bank credits for less than $0.3 million. During the nine months ended September 30, 2016, we sold approximately 696 acres of rural and timber land for $1.2 million and mitigation bank credits for $0.3 million. Revenue from rural land can vary drastically from period to period.
Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
For additional information see the Segment Results sections for Residential Real Estate, Commercial Real Estate and Forestry.

Resorts and Leisure Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Resorts and leisure revenue	$18.2	$19.0	$45.6	$47.6
Gross profit	$3.7	$3.6	$7.4	$7.2
Gross margin	20.3%	18.9%	16.2%	15.1%

Resorts and leisure revenue decreased $0.8 million, or 4.2%, during the three months ended September 30, 2017, as compared to the same period in 2016. The decrease in resorts and leisure revenue is due to a decrease of $1.4 million from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes, partially offset by an increase of $0.5 million in club revenue related to an increase in membership revenue. Resorts and leisure had a gross margin during the three months ended September 30, 2017 of 20.3% compared to 18.9% during the same period in 2016, the increase is primarily due to membership revenue and controlled expenses.
Resorts and leisure revenue decreased $2.0 million, or 4.2%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease in resorts and leisure revenue is due to a decrease of $3.1 million from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes, partially offset by an increase of $0.9 million in club revenue related to an increase in membership revenue. Resorts and leisure had a gross margin during the nine months ended September 30, 2017 of 16.2% compared to 15.1% during the same period in 2016, the increase is primarily due to membership revenue and controlled expenses.
Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Leasing revenue	$2.8	$2.7	$7.9	$7.4
Gross profit	$2.0	$2.0	$5.6	$5.2
Gross margin	71.4%	74.1%	70.9%	70.3%

Leasing revenue increased $0.1 million, or 3.7%, during the three months ended September 30, 2017, as compared to the same period in 2016. Leasing revenue increased $0.5 million, or 6.8%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in revenue for both the three and nine months ended September 30, 2017 is primarily due to the acquisition of two office buildings during April 2017, as well as new leases at other properties.
Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Timber revenue	$1.9	$1.3	$4.3	$4.0
Gross profit	$1.7	$1.1	$3.7	$3.4
Gross margin	89.5%	84.6%	86.0%	85.0%

Timber revenue increased $0.6 million, or 46.2%, during the three months ended September 30, 2017, as compared to the same period in 2016, due to an increase in the amount of tons sold due to increased demand in the current quarter. There were 119,000 tons sold during the three months ended September 30, 2017, as compared to 84,000 tons sold during the same period in 2016. Gross margin increased during the three months ended September 30, 2017 to 89.5%, as compared to 84.6% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Timber revenue increased $0.3 million, or 7.5%, during the nine months ended September 30, 2017, as compared to the same period in 2016, due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply. There were 278,000 tons sold during the nine months ended September 30, 2017, as compared to 229,000 tons sold during the same period in 2016.
Other Operating and Corporate Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Employee costs	$1.7	$1.8	$5.3	$5.3
401(k) contribution	—	—	1.2	1.4
Non-cash stock compensation costs	—	—	—	0.1
Property taxes and insurance	1.3	1.4	4.1	4.2
Professional fees	0.8	1.2	2.2	3.8
Marketing and owner association costs	0.4	0.3	1.0	1.0
Occupancy, repairs and maintenance	0.2	0.2	0.4	0.5
Other miscellaneous	0.6	0.3	1.1	1.4
Total other operating and corporate expenses	$5.0	$5.2	$15.3	$17.7
Other operating and corporate expenses decreased by $0.2 million, or 3.8%, during the three months ended September 30, 2017, as compared to the same period in 2016. Other operating and corporate expenses decreased by $2.4 million, or 13.6%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The decrease in other operating and corporate expenses included a decrease in professional fees of $1.6 million, partially due to a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, other miscellaneous included the one-time settlement of a lease obligation of $0.4 million. The decrease in other operating and corporate expenses during the three and nine months ended September 30, 2017 reflects our continued focus on a low expense structure.
Depreciation, Depletion and Amortization
The increase of $0.2 million in depreciation, depletion and amortization expenses during the three months ended September 30, 2017, as compared to the same period in 2016, was primarily due to properties acquired or constructed during 2017. The decrease of $0.3 million in depreciation, depletion and amortization expenses during the nine months ended September 30, 2017, as compared to the same period in 2016, was primarily due to operating assets being fully depreciated, offset by an increase for properties acquired or constructed during 2017.

Investment Income, Net
Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) realized gain or loss from the sale of our available for-sale-investments, less other-than-temporary impairment loss, (iv) interest income earned on the time deposit held by an SPE and (v) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$4.4	$1.5	$13.0	$2.0
Accretion income	0.3	1.0	1.7	2.0
Realized (loss) gain on the sale of investments	(0.1)	—	10.8	—
Other-than-temporary impairment loss	(0.4)	—	(0.8)	—
Total net investment income from available-for-sale securities	4.2	2.5	24.7	4.0
Interest income from investments in SPEs	2.1	2.1	6.2	6.2
Interest accrued on notes receivable and other interest	0.1	0.1	0.2	0.2
Total investment income, net	$6.4	$4.7	$31.1	$10.4
Investment income, net increased $1.7 million to $6.4 million for the three months ended September 30, 2017, as compared to $4.7 million for the three months ended September 30, 2016. Investment income, net increased $20.7 million to $31.1 million for the nine months ended September 30, 2017, as compared to $10.4 million for the nine months ended September 30, 2016. The increase in interest and dividend income for the three and nine months ended September 30, 2017, as compared to the same period in 2016, is primarily due to changes in our investment portfolio including cash equivalents. During 2017, our investment portfolio included a higher percentage of corporate debt securities and preferred stock as compared to 2016. The returns on the corporate debt securities and preferred stock are generally higher than the returns on the U.S. Treasury Bills and cash equivalents.
Investment income, net for the three months ended September 30, 2017 also includes the sale of certain corporate debt securities, preferred stock, common stock and U.S. Treasury securities at a realized loss of $0.1 million and an other-than-temporary impairment loss of $0.4 million related to the credit-related component. Investment income, net for the nine months ended September 30, 2017 includes the sale of certain corporate debt securities, preferred stock, common stock and U.S. Treasury securities at a realized gain of $10.8 million, partially offset by an other-than-temporary impairment loss of $0.8 million related to the credit-related component.
Interest Expense
Interest expense primarily includes interest expense on our CDD assessments, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the Refinanced Loan for our consolidated Pier Park North JV and Construction Loan as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.3	$6.6	$6.7
Other interest expense	0.8	0.8	2.5	2.6
Total interest expense	$3.0	$3.1	$9.1	$9.3
Claim Settlement
Claim settlement consists of $12.5 million for the nine months ended September 30, 2016, due to a settlement related to the Deepwater Horizon oil spill. See Note 6. Claim Settlement Receivable for further discussion.

Other Income, Net
Other income, net primarily includes income from our retained interest investments, hunting lease income, insurance settlement proceeds and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Accretion income from retained interest investments	$0.3	$0.2	$0.8	$0.7
Hunting lease income	0.1	0.1	0.4	0.4
Miscellaneous income, net	0.5	0.1	4.3	0.4
Other income, net	$0.9	$0.4	$5.5	$1.5
Other income, net increased $0.5 million during the three months ended September 30, 2017, as compared to the same period in 2016. Other income, net increased $4.0 million during the nine months ended September 30, 2017, as compared to the same period in 2016. During the nine months ended September 30, 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million for reimbursement of certain attorney fees and related costs incurred by us in defending shareholder litigation and the SEC investigation which was resolved in October 2015. These amounts were included in miscellaneous income, net.
Income Tax Expense
We recorded income tax expense of $2.6 million during the three months ended September 30, 2017, as compared to $0.9 million during the same period in 2016. Our effective tax rate was 30.8% for the three months ended September 30, 2017, as compared to 25.9% during the same period in 2016.
We recorded income tax expense of $10.8 million during the nine months ended September 30, 2017, as compared to $5.2 million during the same period in 2016. Our effective tax rate was 33.9% for the nine months ended September 30, 2017, as compared to 28.2% during the same period in 2016.
These effective tax rates differ from the federal statutory rate of 35.0% primarily due to the effect of the lower timber rate of 23.8%, impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences.

Segment Results
Residential Real Estate
The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Real estate revenue	$9.0	$2.7	$14.0	$14.4
Other revenue	0.4	0.4	1.4	1.5
Total revenue	9.4	3.1	15.4	15.9
Expenses:
Cost of real estate and other revenue	6.1	1.3	8.3	5.8
Other operating expenses	1.3	1.3	3.3	4.2
Depreciation and amortization	—	—	0.1	0.3
Total expenses	7.4	2.6	11.7	10.3
Operating income	2.0	0.5	3.7	5.6
Other expense, net	(0.2)	(0.3)	(0.7)	(0.9)
Net income before income taxes	$1.8	$0.2	$3.0	$4.7
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
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Three Months Ended September 30, 2017					Three Months Ended September 30, 2016
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Primary homesites	19	$2.8	$1.1	$1.7	60.7%	32	$1.5	$0.7	$0.8	53.3%
Resort homesites	69	6.2	4.7	1.5	24.2%	2	1.2	0.3	0.9	75.0%
Total	88	$9.0	$5.8	$3.2	35.6%	34	$2.7	$1.0	$1.7	63.0%
Primary homesites. Revenue from primary homesite sales increased $1.3 million, or 86.7%, during the three months ended September 30, 2017, as compared to the same period in 2016, due to the mix of homesites sold, timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as the Watersound Origins and SouthWood communities. During the three months ended September 30, 2017 and 2016, the average revenue per primary homesite sold was approximately $126,000 and $35,000, respectively, due to the location of the homesites, which includes the sale of 24 undeveloped lots within the SouthWood community during the three months ended September 30, 2016, with no comparable undeveloped lot sales during the same period in 2017. Gross margin was 60.7% during the three months ended September 30, 2017, as compared to 53.3% during the same period in 2016, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related cost at the time of recognition.

Resort homesites. Revenue from resort homesite sales increased $5.0 million, or 416.7%, during the three months ended September 30, 2017, as compared to the same period in 2016. The increase in revenue from resort homesite sales was primarily due to the mix of homesites sold during each period, which included the sale of 64 lots in the WindMark Beach community to a homebuilder during the three months ended September 30, 2017. During the three months ended September 30, 2017 and 2016, the average revenue per resort homesite sold was approximately $88,000 and $585,000, respectively, due to the location of the homesites, particularly the 64 lot sale in the WindMark Beach community during the three months ended September 30, 2017. Gross margin decreased to 24.2% during the three months ended September 30, 2017, as compared to 75.0% during the same period in 2016, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related cost at the time of recognition.
Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.
During the three months ended September 30, 2017 and 2016, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense, net primarily consists of CDD interest expense, partially offset by other miscellaneous income.
Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Nine Months Ended September 30, 2017					Nine Months Ended September 30, 2016
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Primary homesites	48	$7.1	$2.9	$4.2	59.2%	69	$5.2	$2.6	$2.6	50.0%
Resort homesites	74	6.9	4.9	2.0	29.0%	10	5.8	2.2	3.6	62.1%
Land sale	N/A	—	—	—	—%	N/A	3.4	0.1	3.3	97.1%
Total	122	$14.0	$7.8	$6.2	44.3%	79	$14.4	$4.9	$9.5	66.0%
Primary homesites. Revenue from primary homesite sales increased $1.9 million, or 36.5%, during the nine months ended September 30, 2017, as compared to the same period in 2016, due to the mix of homesites sold, the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as the Watersound Origins, Breakfast Point and SouthWood communities. During the nine months ended September 30, 2017 and 2016, the average revenue per primary homesite sold was approximately $124,000 and $63,000, respectively, due to the location of the homesites, which includes the sale of 24 undeveloped lots within the SouthWood community during the nine months ended September 30, 2016, with no comparable undeveloped lot sales during the same period in 2017. Gross margin was 59.2% during the nine months ended September 30, 2017, as compared to 50.0% during the same period in 2016, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related cost at the time of recognition.
Resort homesites. Revenue from resort homesite sales increased $1.1 million, or 19.0%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in revenue from resort homesite sales was primarily due to the mix of homesites sold during each period, which included the sale of 64 lots in the WindMark Beach community to a homebuilder during the nine months ended September 30, 2017. During the nine months ended September 30, 2017 and 2016, the average revenue per resort homesite sold was approximately $90,000 and $539,000, respectively, due to the location of the homesites, particularly the 64 lot sale in the WindMark Beach community during the nine months ended September 30, 2017. Gross margin was 29.0% during the nine months ended September 30, 2017, as compared to 62.1% during the same period in 2016, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related cost at the time of recognition.
Land sales. During the nine months ended September 30, 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses. In the second quarter of 2017, a litigation settlement resulted in the reimbursement of legal expenses of $0.7 million, which is reflected in other operating expenses for the nine months ended September 30, 2017. Other operating expenses decreased $0.9 million during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to the legal expense reimbursement noted above along with decreases in personnel costs, professional fees and other administrative expenses.

During the nine months ended September 30, 2017 and 2016, we capitalized less than $0.1 million of indirect development costs related to our residential development projects.
Other expense, net primarily consists of CDD interest expense, partially offset by other miscellaneous income.
Commercial Real Estate
The table below sets forth the results of operations of our commercial real estate segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Real estate revenue	$0.4	$0.6	$2.6	$0.6
Expenses:
Cost of real estate revenue	0.3	0.6	1.9	0.6
Other operating expenses	0.6	0.5	1.7	1.6
Total expenses	0.9	1.1	3.6	2.2
Operating loss	(0.5)	(0.5)	(1.0)	(1.6)
Other expense	—	—	(0.1)	—
Net loss before income taxes	$(0.5)	$(0.5)	$(1.1)	$(1.6)
Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016
Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended September 30, 2017, we had three commercial real estate sales totaling 11 acres for $0.4 million. During the nine months ended September 30, 2017, we had five commercial real estate sales totaling 36 acres for $2.6 million. During the three and nine months ended September 30, 2016, there were three commercial real estate sales totaling approximately 4 acres for $0.6 million. During the three and nine months ended September 30, 2016, impairment charges of $0.4 million were included in cost of real estate revenue, related to a commerce park. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited activity during the remainder of 2017.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.
During the three and nine months ended September 30, 2017, we capitalized less than $0.1 million of indirect development costs related to our commercial real estate development projects. During the three and nine months ended September 30, 2016, no indirect development costs related to our commercial real estate development projects were capitalized.

Resorts and Leisure
The table below sets forth the results of operations of our resorts and leisure segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Resorts and leisure revenue	$18.2	$19.0	$45.6	$47.6
Expenses:
Cost of resorts and leisure revenue	14.5	15.4	38.2	40.4
Other operating expenses	0.1	0.1	0.4	0.5
Depreciation	1.0	1.1	2.9	3.3
Total expenses	15.6	16.6	41.5	44.2
Operating income	2.6	2.4	4.1	3.4
Other income, net	0.3	—	0.4	—
Net income before income taxes	$2.9	$2.4	$4.5	$3.4
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	In millions
Resorts, vacation rentals and other management services	$13.2	$2.8	21.2%	$14.6	$3.0	20.5%
Clubs	4.1	0.7	17.1%	3.6	0.4	11.1%
Marinas	0.9	0.2	22.2%	0.8	0.2	25.0%
Total	$18.2	$3.7	20.3%	$19.0	$3.6	18.9%
Revenue from resorts, vacation rentals and other management services decreased $1.4 million, or 9.6%, during the three months ended September 30, 2017, as compared to the same period in 2016, primarily from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes, which resulted in an increased gross margin to 21.2% during the three months ended September 30, 2017 compared to 20.5% during the same period in 2016.
Revenue from our clubs increased $0.5 million, or 13.9%, during the three months ended September 30, 2017, as compared to the same period in 2016, primarily related to an increase in membership revenue. Our gross margin also increased to 17.1% during the three months ended September 30, 2017 compared to 11.1% during the same period in 2016.
Our gross margin was 20.3% during the three months ended September 30, 2017, as compared to 18.9% during the same period in 2016, the increase is primarily due to membership revenue and controlled expenses.
Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	In millions
Resorts, vacation rentals and other management services	$32.2	$5.4	16.8%	$35.3	$5.9	16.7%
Clubs	11.1	1.4	12.6%	10.2	0.8	7.8%
Marinas	2.3	0.6	26.1%	2.1	0.5	23.8%
Total	$45.6	$7.4	16.2%	$47.6	$7.2	15.1%
Revenue from resorts, vacation rentals and other management services decreased $3.1 million, or 8.8%, during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes.
Revenue from our clubs increased $0.9 million, or 8.8%, during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily related to an increase in membership revenue. Our gross margin also increased to 12.6% during the nine months ended September 30, 2017 compared to 7.8% during the same period in 2016.
Our gross margin was 16.2% during the nine months ended September 30, 2017, as compared to 15.1% during the same period in 2016, the increase is primarily due to membership revenue and controlled expenses.
Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Leasing Operations
The table below sets forth the results of operations of our leasing operations segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Leasing revenue	$2.8	$2.7	$7.9	$7.4
Expenses:
Cost of leasing revenue	0.8	0.7	2.3	2.2
Other operating expenses	0.2	0.2	0.5	1.1
Depreciation	1.0	0.8	2.7	2.4
Total expenses	2.0	1.7	5.5	5.7
Operating income	0.8	1.0	2.4	1.7
Interest expense	(0.5)	(0.5)	(1.6)	(1.6)
Net income before income taxes	$0.3	$0.5	$0.8	$0.1
The total net rentable square feet and percentage leased of commercial leasing properties by location at September 30, 2017 and December 31, 2016 are as follows:

		September 30, 2017		December 31, 2016
	Location	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased
Pier Park North JV	Bay County, FL	320,305	96%	320,305	93%
VentureCrossings	Bay County, FL	105,000	100%	105,000	100%
Beckrich Office Park	Bay County, FL	67,108	50%	—	—%
Windmark JV (1)	Gulf County, FL	48,035	27%	48,035	21%
SouthWood Town Center	Leon County, FL	34,412	86%	34,412	86%
WaterColor Town Center (2)	Walton County, FL	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	—%	13,000	—%
WaterSound Gatehouse	Walton County, FL	12,624	100%	12,624	90%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	—	—%
Wetappo	Gulf County, FL	4,900	100%	4,900	100%
WaterColor HOA Office (3)	Walton County, FL	1,244	100%	1,244	100%
WaterSound Origins	Walton County, FL	760	100%	760	100%
		674,992	85%	602,319	87%

(1)	Included in net rentable square feet as of September 30, 2017 and December 31, 2016, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet, there is also space that we occupy or serves as common area.
(3)
In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in 2019 to include the entire building.

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016
Leasing revenue increased $0.1 million, or 3.7%, during the three months ended September 30, 2017, as compared to the same period in 2016. Leasing revenue increased $0.5 million, or 6.8%, during the nine months ended September 30, 2017, as compared to the same period in 2016. The increase in revenue for both the three and nine months ended September 30, 2017 is primarily due to the acquisition of two office buildings in April 2017, as well as new leases at other properties. Cost of leasing revenue was essentially flat for each of the three and nine month periods ended September 30, 2017 and 2016. As of September 30, 2017, we had net rentable square feet of approximately 675,000, of which approximately 574,000 square feet was under lease. As of September 30, 2016, we had net rentable square feet of approximately 624,000, of which approximately 517,000 square feet was under lease.
Other operating expenses include property taxes, insurance, professional fees, marketing, project administration and other administrative expenses. In June of 2016, a settlement of a lease obligation resulted in a payment by the Pier Park North JV entity of $0.4 million. That $0.4 million payment is reflected in other operating expenses for the nine months ended September 30, 2016.
Interest expense primarily includes interest expense from the Pier Park North JV Refinanced Loan and the Pier Park outparcel Construction Loan.
During the three and nine months ended September 30, 2017, we capitalized less than $0.1 million of indirect development costs related to our commercial leasing development projects. During the three and nine months ended September 30, 2016, no indirect development costs related to our commercial leasing development projects were capitalized.

Forestry
The table below sets forth the results of operations of our forestry segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	In millions
Revenue:
Timber revenue	$1.9	$1.3	$4.3	$4.0
Real estate revenue - other rural land revenue	0.7	0.2	0.9	1.2
Total revenue	2.6	1.5	5.2	5.2
Expenses:
Cost of timber revenue	0.2	0.2	0.6	0.6
Cost of real estate revenue - other rural land revenue	—	0.1	—	0.3
Other operating expenses	0.1	0.1	0.3	0.4
Depreciation and depletion	0.2	0.1	0.4	0.4
Total expenses	0.5	0.5	1.3	1.7
Operating income	2.1	1.0	3.9	3.5
Other income, net	0.3	0.3	0.9	0.8
Net income before income taxes	$2.4	$1.3	$4.8	$4.3
The total tons sold and relative percentage of total tons sold by major type of timber revenue for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Pine pulpwood	97,000	81.5%	62,000	73.8%	211,000	75.9%	166,000	72.5%
Pine sawtimber	15,000	12.6%	19,000	22.6%	49,000	17.6%	51,000	22.3%
Pine grade logs	6,000	5.1%	3,000	3.6%	16,000	5.8%	10,000	4.4%
Other	1,000	0.8%	—	—%	2,000	0.7%	2,000	0.8%
Total	119,000	100.0%	84,000	100.0%	278,000	100.0%	229,000	100.0%
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Timber revenue increased by $0.6 million, or 46.2%, during the three months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in the amount of tons sold due to increased demand in the current quarter and an increase in the average price per ton. There were 119,000 tons sold during the three months ended September 30, 2017, as compared to 84,000 tons sold during the same period in 2016. The average price per ton sold increased to $15.89 during the three months ended September 30, 2017, as compared to $15.36 during the same period in 2016. Gross margin increased during the three months ended September 30, 2017 to 89.5%, as compared to 84.6% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.
During the three months ended September 30, 2017, we sold approximately 66 acres of rural and timber land for $0.7 million. During the three months ended September 30, 2016, we sold approximately 90 acres of rural and timber land for $0.2 million.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases and fill dirt sales.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Timber revenue increased by $0.3 million, or 7.5%, during the nine months ended September 30, 2017, as compared to the same period in 2016, primarily due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply. There were 278,000 tons sold during the nine months ended September 30, 2017, as compared to 229,000 tons sold during the same period in 2016. The average price per ton sold decreased to $15.51 during the nine months ended September 30, 2017, as compared to $17.60 during the same period in 2016.
During the nine months ended September 30, 2017, we sold approximately 155 acres of rural and timber land for $0.9 million, as compared to approximately 696 acres of rural and timber land sold for $1.2 million during the nine months ended September 30, 2016.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses. Other income consists primarily of income from hunting leases and fill dirt sales.

Liquidity and Capital Resources
As of September 30, 2017, we had cash and cash equivalents of $166.8 million, compared to $241.1 million as of December 31, 2016. Our cash and cash equivalents at September 30, 2017 includes commercial paper of $141.6 million and $5.9 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of September 30, 2017, we had investments in U.S. Treasury securities of $10.0 million, corporate debt securities of $101.5 million and preferred stock investments of $33.7 million. As of December 31, 2016, we had investments in corporate debt securities of $139.1 million and preferred stock investments of $36.6 million. See Note 4. Investments, for additional information regarding our investments, including affiliations between our investment advisor, entities we are invested in and members of our Board.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.
During the nine months ended September 30, 2017, we incurred a total of $34.5 million for capital expenditures, which includes $7.0 million related to the acquisition and development of our residential and commercial real estate projects, $22.4 million for our leasing segment, $4.1 million related to our resorts and leisure segment and $1.0 million related primarily to our forestry segment and corporate expenditures.
Our remaining expected capital expenditures for 2017 are estimated to be $16.6 million, which includes $7.8 million primarily for the development and acquisition of land for our residential and commercial real estate projects, $7.9 million for our leasing segment, $0.7 million for our resorts and leisure segment and $0.2 million for our forestry segment and corporate expenditures. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures.
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of September 30, 2017 and December 31, 2016, $47.5 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 8. Real Estate Joint Ventures.
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded CDD related debt of $7.2 million as of September 30, 2017. Our total outstanding CDD debt was $21.9 million at September 30, 2017, which was comprised of $18.2 million at SouthWood, $2.9 million at the existing Pier Park retail center, $0.7 million at Wild Heron and $0.1 million at Rivercrest.

Summary of Cash Flows
A summary of our cash flows from operating, investing and financing for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
	In millions
Net cash provided by operating activities	$49.8	$10.6
Net cash provided by (used in) investing activities	12.6	(42.9)
Net cash used in financing activities	(136.7)	(15.2)
Net decrease in cash and cash equivalents	(74.3)	(47.5)
Cash and cash equivalents at beginning of the period	241.1	212.8
Cash and cash equivalents at end of the period	$166.8	$165.3
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial real estate segment. Net cash provided by operations was $49.8 million during the nine months ended September 30, 2017, as compared to $10.6 million during the same period in 2016. Net cash provided by operations included $26.7 million of federal income tax refunds received during the nine months ended September 30, 2017.
Cash Flows from Investing Activities
Cash flows provided by (used in) investing activities primarily includes purchases, sales and maturities of investments, investments in assets held by SPEs and capital expenditures for property and equipment used in our operations. During the nine months ended September 30, 2017, net cash provided by investing activities was $12.6 million, which includes purchases of investments of $104.0 million, sales of investments of $144.3 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2016, net cash used in investing activities was $42.9 million, which includes purchases of investments of $308.2 million, sales of investments of $83.3 million, maturities of investments of $185.0 million and maturities of assets held by SPEs of $0.8 million. Capital expenditures for operating property and property and equipment were $28.4 million and $3.8 million, during the nine months ended September 30, 2017 and 2016, respectively, which were primarily for our resorts and leisure and leasing operations segments. Capital expenditures for operating property during the nine months ended September 30, 2017 included the purchase of two office buildings and construction of a manufacturing facility for lease in Venture Crossings.
Cash Flows from Financing Activities
Net cash used in financing activities was $136.7 million during the nine months ended September 30, 2017, compared to $15.2 million for the nine months ended September 30, 2016. Net cash used in financing activities during the nine months ended September 30, 2017 included the repurchase of common stock of $136.0 million, capital distribution to non-controlling interest of $1.5 million and principal payments on debt of $1.1 million, partially offset by borrowings on the Construction Loan of $1.6 million and capital contribution from non-controlling interest of $0.2 million. Net cash used in financing activities during the nine months ended September 30, 2016 included the repurchase of our common stock $14.8 million and principal payments on debt of $0.4 million.

Off-Balance Sheet Arrangements
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of September 30, 2017 the Refinanced Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property and a remaining short term $1.3 million letter of credit. During October 2017 the letter of credit was released. In connection with the Refinanced Loan, we entered into a limited guarantee and are required to comply with a financial covenant as described in Note 8. Real Estate Joint Ventures.
As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.0 million for all installment notes monetized through September 30, 2017. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.
At September 30, 2017 and December 31, 2016, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and $6.2 million, respectively, and standby letters of credit of less than $0.1 million and $0.4 million, respectively, which may potentially result in liability to us if certain obligations are not met.
Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2017.

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

•	any downturns in real estate markets in Florida or across the nation;

•	our dependence on the real estate industry and the cyclical nature of our real estate operations;

•	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business;

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities, corporate debt securities and certain preferred stocks that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $3.6 million in the market value of our available-for-sale securities as of September 30, 2017. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our repurchases of common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				In Millions
July 1-31, 2017	1,500,000	$18.00	1,500,000	$150.5
August 1-31, 2017	—	—	—	—
September 1-30, 2017	3,895,848	17.60	3,895,848	147.7
Total	5,395,848	$17.71	5,395,848	$147.7

(1)
In 2015, we announced that our Board authorized an additional $200.0 million for stock repurchases under our Stock Repurchase Program. As of December 31, 2016, we had a total of $190.9 million available for purchase of shares under our Stock Repurchase Program. The Stock Repurchase Program has no expiration date. On July 7, 2017, our Board authorized additional repurchases of up to $28.0 million of our shares of common stock under the Stock Repurchase Program. On July 11, 2017, we repurchased 1.5 million shares for an aggregate purchase price of $27.0 million. On September 18, 2017, our Board authorized additional repurchase authority of up to $66.0 million of our shares of common stock under the Stock Repurchase Program. On September 20, 2017, we repurchased 3.7 million shares for an aggregate purchase price of $65.8 million. After giving effect to these and other recent repurchase activities, as of September 30, 2017, we had $147.7 million remaining under the Stock Repurchase Program.

Item 3.        Defaults upon Senior Securities
None.
Item 4.        Mine Safety Disclosures
Not applicable.
Item 5.        Other Information
None.

Item 6.     Exhibits
Index to Exhibits

Exhibit Number	Description
*10.1†	Summary of Compensation Program for Non-Employee Directors
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensation plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	November 2, 2017	/s/ Jorge Gonzalez
Jorge Gonzalez
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2017	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)