Form 10-K
period 2017-12-31
ST JOE CO
filed 2018-03-01
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐   NO ☑
The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2017, was approximately $402.3 million.
As of February 26, 2018, there were 65,897,866 shares of common stock, no par value, issued of which 65,333,311 were outstanding.

Documents Incorporated By Reference
Portions of the Registrant’s definitive proxy statement for its 2018 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2017, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I
Item 1.        Business
As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.
General
St. Joe was incorporated in 1936. We are a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida, which we predominantly use, or intend to use, for or in connection with, our various residential real estate developments, commercial developments and leasing operations, resorts and leisure operations and our forestry operations.
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
Business Strategy
We intend to use our land holdings and our cash and cash equivalents and investments to increase recurring revenue while creating long-term value for our shareholders. We believe that our present liquidity position can provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida. Our strategic plan for 2018 includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue. Our 2018 capital expenditures budget is estimated to total $129.6 million, including $36.2 million for the development and acquisition of land for residential real estate projects, $82.7 million for our commercial leasing and sales segment, $9.2 million for our resorts and leisure segment and $1.5 million for our forestry segment and corporate expenditures. We anticipate evaluating opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue, which provide an accepted rate of return, including but not limited to retail, office, resorts and leisure, industrial, hotels and apartments. We anticipate that these future capital commitments will be funded through new financing arrangements, cash and cash equivalents, short term investments and cash generated from operations. We expect to make these expenditures throughout the coming fiscal year, but do not anticipate that we will see the full benefit of these investments during 2018.
Specifically, in 2018, we intend to focus on the following initiatives:

•
Expand portfolio of income producing commercial properties. We presently own a portfolio of approximately 814,000 square feet of rentable commercial space, a 35% increase in 2017 over the 2016 rentable space. We intend to explore other opportunities to increase the size and scope of our existing portfolio in ways that will increase recurring income and create accretive value for our land holdings.

•
Residential development. We presently have various existing primary residential and resort residential communities at different stages of development. We plan to focus on investing in the communities that have the potential for long term, scalable and repeatable revenue. We expect to continue to be a developer of finished residential lots for sale to builders and retail lots for sale to consumers in our communities. We will also continue to explore the concept of establishing some form of an active adult community on our land holdings.

•
Expand and increase scope of resorts and leisure segment. We presently own and/or operate a wide range of resorts and leisure assets, which already generate significant recurring revenue for us. We plan to expand the scope and scale of our resorts and leisure assets and services in order to enhance the value and contribution those assets provide. We sold our short term vacation rental management business in the fourth quarter of 2017 to focus on the construction and operation of hotels and other properties we own as lodging opportunities in our market become broader.

•
Strategic infrastructure and economic development initiatives. We intend to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy, which we believe will create accretive value for our land holdings. An example of a potential initiative is related to Triumph Gulf Coast, Inc., which is a not-for-profit corporation that is charged with distributing a legal settlement of $1.5 billion in economic damages over eighteen years within eight counties in Northwest Florida. We have significant land holdings in three of those counties: Bay County, Walton County and Gulf County.

•
Joint ventures with best of class operators. We believe that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements.

•	Maintain efficient operations. We expect to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance in all environments.

•
Maintain liquidity and balance sheet strength. We plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in available-for-sale securities, share repurchases, real estate and other strategic investments.

Our Business
We operate our business in four reportable operating segments: (1) residential real estate, (2) resorts and leisure, (3) commercial leasing and sales and (4) forestry. For financial information about our operating segments, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19. Segment Information included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K.
Residential Real Estate
Our residential real estate segment typically plans and develops residential communities of various sizes. The Watersound Origins, Breakfast Point and SouthWood communities are our primary home projects. These communities typically attract buyers who intend to use the community for their main residence, in most cases. Our customer base for the sale of developed homesites in these communities has been largely focused on homebuilders, but also includes retail sales to individuals.
We have other residential communities, which were built in a region of Florida that has historically attracted second-home buyers, such as the SummerCamp Beach, RiverCamps, WindMark Beach and WaterColor communities that have homesites available for sale or future development. In addition, we have residential communities such as the WaterSound Beach and WaterSound West Beach communities, that are substantially developed, and the remaining developed homesites in these communities are available for sale.
Resorts and Leisure
Our resorts and leisure segment features a hotel and a diverse portfolio of vacation rentals, as well as restaurants, golf courses, a beach club, marinas and other resort amenities. Our resorts and leisure segment operations are managed for us by a third party management company.
We own the WaterColor Inn (the “WaterColor Inn”), an award winning boutique hotel, which provides guests with access to a beach club, spa, tennis center, an award-winning restaurant, and retail and commercial space. The Clubs by Joe (“The Club”), is our private membership club that provides members and guests access to our facilities, which include three golf courses and a beach club, all located in the Panama City Beach area. The Club’s focus is on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort. In addition, we own a golf course located in Tallahassee.
We own additional properties in our WaterSound Beach and WindMark Beach communities that we operate as short term vacation rental property. Our short term vacation rental management business previously rented private homes in the WaterColor, WaterSound Beach and surrounding communities to individuals who were vacationing in the area. As discussed elsewhere in this annual report, in December 2017, we sold our short term vacation rental management business. We also manage, but do not own, The Pearl Hotel in Rosemary Beach, Florida. In addition, we own and operate two marinas in Northwest Florida.
Commercial Leasing and Sales
Our commercial leasing and sales segment includes the leasing of retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage several retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, Northwest Florida Beaches International Airport, the Port of Port St. Joe, along roadways and near or within business districts in the region. These land holdings include industrial parks, several commerce parks and other properties.

The following is a listing of some of our commercial leasing and sales properties:
Pier Park North. Our Pier Park North joint venture (“Pier Park North JV”) holds a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be developed.
VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own two buildings with 243,605 square feet of manufacturing and office space, which are currently under long-term leases that commenced in 2012 and 2017.
Beckrich Office Park. We acquired two office buildings in April 2017, located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 52.4% are currently under lease.
Pier Park Crossings. In April 2017, we formed a joint venture, Pier Park Crossings, LLC (“Pier Park Crossings JV”), to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to design, develop and construct a 240 unit multi-family apartment home community. We expect construction to begin in the first half of 2018.
Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber, and other forest products. As of December 31, 2017, we had approximately 115,000 acres in our forestry segment and expect to have the ability to consistently operate approximately 60,000 of those acres.
We may also sell our timber holdings, undeveloped land or land with limited development and easements. Some parcels include the benefits of limited development activity including improved roads, ponds and fencing. We have traditionally sold parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors.
Seasonality
Our business may be affected by seasonal fluctuations. For example, revenue from our resorts and leisure operations are typically higher in the second and third quarters, but can vary depending on the timing of holidays and school breaks, including spring break.
In addition to the seasonality effect described above, our residential real estate business is predominantly composed of sales to homebuilders, who tend to buy multiple lots in sporadic transactions, which impacts the variability in our results of operations. In addition, the results of our residential real estate revenue may vary from period to period depending on the communities where lots are sold, as prices can vary significantly by community. Our commercial projects are likewise subject to one-off sales and the development of specific projects depending on demand. These variables have caused, and may continue to cause, our operating results to vary significantly from period to period.
Competition
Each of the real estate development and leasing businesses are highly competitive and fragmented. We compete with other local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do.
A number of highly competitive companies participate in the resorts and leisure business. Our ability to remain competitive and to attract customers and retain memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities.
In our forestry business, we compete with numerous public and privately held timber companies in our region. The principal methods of competition are price and delivery.

Governmental Regulation
Our operations are subject to federal, state and local laws and regulations that affect every aspect of our business, including environmental and land use laws relating to, among other things, water, air, solid waste, hazardous substances, zoning, construction permits or entitlements, building codes and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs and conduct audits of our facilities and timberlands to monitor compliance with these laws and regulations. Enactment of new laws or regulations, or changes in existing laws or regulations or the interpretation and enforcement of these laws or regulations, might require significant expenditures.
Employees
As of February 26, 2018, we had 47 full-time employees. Most persons employed in the day-to-day operations of our resorts and leisure segment are employed by a third party management company engaged pursuant to a consulting and employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.
Available Information
Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: http://www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, you may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically at http://www.joe.com.
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
Our cash and available-for-sale securities comprise approximately 32.9% of the carrying value of our assets, while our assets related to our existing investments in real estate comprise approximately 36.1% of the carrying value of our assets. Our future financial performance and success are therefore heavily dependent on our ability to implement our business strategy successfully.
Our current business strategy envisions several initiatives, including investing in new real estate and real estate related opportunities, such as the development of our real estate, including expanding our portfolio of income producing commercial properties, expanding the scope of our club and resort assets and services, entering into strategic alliances, investing in businesses related to our real estate development, management, and operating activities, exploration of active adult communities, investing in available-for-sale securities or longer term investments in real estate investment trusts and other investments in illiquid securities and continuing to efficiently contribute to our bottom line performance. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition could be negatively affected.
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
Our investments in new business opportunities are inherently risky, and could disrupt our ongoing business and adversely affect our operations.
We have invested and expect to continue to invest in new business opportunities, such as the expansion of our portfolio of income producing commercial properties, the development of our real estate, including the exploration of active adult communities and the expansion of port related opportunities at the Port of Port St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities incurred and expenses associated with these new investments, including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.
We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.
We are not registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to invest our assets in such a manner so that we are not required to register as an investment company. This will require monitoring our portfolio so that (a) on an unconsolidated basis we will not have more than 40% of total assets (excluding U.S. government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

If Fairholme controls us within the meaning of the Investment Company Act, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.
As of December 31, 2017, clients of Fairholme Capital Management, L.L.C. (“FCM”, a registered investment advisor registered with the SEC), Fairholme Funds, Inc. (the “Fairholme Fund”) and/or one or more of their affiliates, which we refer to, along with Fairholme Holdings and FTC (each as defined below), as Fairholme, beneficially owned approximately 42.33% of our common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 43.95% of our outstanding common stock. Mr. Berkowitz is the Chief Investment Officer of FCM, a director of both Fairholme Fund and Fairholme Trust Company, LLC (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation) and the Chairman of our Board of Directors (the “Board”). Mr. Berkowitz is also the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme Holdings”), which wholly owns FCM and FTC. Cesar Alvarez also serves as a director of the Fairholme Fund, a director of FTC and is a member of our Board. In addition, Howard Frank serves as a director of the Fairholme Fund and is a member of our Board. Fairholme has served as our investment advisor since April 2013. Fairholme does not receive any compensation for services as our investment advisor.
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
We believe that Fairholme is currently affiliated with a number of entities, including Imperial Metals Corp., Sears Holdings Corp. and Seritage Growth Properties. Due to these affiliations, should Fairholme be deemed to control us, under the Investment Act, we may be prohibited from engaging in certain transactions with these entities and certain of their affiliates and any future affiliates of Fairholme, unless an exception applies. To the extent Fairholme is not deemed to control us, if Fairholme’s beneficial interest in us is at or above 5% of our outstanding voting securities, it would remain our affiliate and we may be prohibited from engaging in certain transactions with it and its affiliates.
This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.
If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.
We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with any exemption under the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof; or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act.

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
In 2013, we established investment guidelines and restrictions approved by the Investment Committee of our Board pursuant to the terms of the Investment Management Agreement (the “Investment Management Agreement”) with FTC, as amended. In 2016, we and FTC entered into an Amendment (the “Amendment”) to the Investment Management Agreement. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Investment Management Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value, and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same, including restrictions that no more than 15% of the investment account be invested in securities of any one issuer (excluding the U.S. Government), and that any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee.
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
As of December 31, 2017, we had $281.7 million in our investment accounts. Of this amount, we hold $170.4 million in cash equivalents, $66.4 million in corporate debt securities, $35.0 million in preferred stock investments and $9.9 million in U.S. Treasury securities. Additionally, in 2016, we entered into an Amendment to our Investment Management Agreement which permits us to invest in common equity securities. The market value of these investments is subject to change from period to period. Our available-for-sale securities currently include investments in non-investment grade corporate debt securities and investments in non-investment grade preferred stock of four issuers. Pursuant to our Investment Management Agreement with FTC, we could invest up to a total of 15% of the investment account in any one issuer as of the date of purchase.
We have exposure to credit risk associated with our available-for-sale investments, which include corporate debt securities, preferred stock investments and U.S. Treasury securities. These instruments are also subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating could also decrease the value of our available-for-sale investments.
Losses in the fair value of our available-for-sale investments can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. Based on these factors, the unrealized loss related to our investments and restricted investments of $3.2 million was determined to be temporary at December 31, 2017. During 2017, we determined that unrealized losses related to our corporate debt securities and preferred stock were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in our consolidated statements of operations.
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
We continue to have significant cash balances that are invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Department of the Treasury;

•	obligations issued or guaranteed by the U.S. federal government or its agencies;

•	taxable municipal securities;

•	obligations (including certificates of deposit) of banks and thrifts;

•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;

•	repurchase agreements collateralized by corporate and asset-backed obligations;

•	both registered and unregistered money market funds; and

•	other highly rated short-term securities.
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
Residential real estate sales tend to vary from period to period, particularly sales to homebuilders, who tend to buy multiple lots in sporadic transactions. Commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand.
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
In December 2017 we sold our short term vacation rental management business. Following the sale we no longer manage third party vacation rentals, but continue to manage vacation rental properties we own, which will cause our future operating results to vary from prior periods. Furthermore, our resorts and leisure operations are affected by seasonal fluctuations. Revenue from our resorts and leisure operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break.
These variables have caused, and may continue to cause, our operating results to vary significantly from period to period, which could have an adverse impact on our stock price, cash flows, results of operations and financial condition.
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

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map, which sets forth allowable land use development rights. Some of our land has an “agricultural” or “silviculture” future land use designation and we are required to seek an amendment to the future land use map to develop real estate projects. Approval of these comprehensive plan map amendments is highly discretionary.
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
If any one or more of these factors were to occur, we may be unable to develop our real estate projects successfully or within the expected timeframes. Changes in the Growth Management Act or the DRI review process or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner, which could have a materially adverse effect on our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.
Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.
The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Our principal sources of revenue are (1) sales of lots or entitled land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenue generated through our hotel, club membership and other leasing activities that are principally tourism related and (4) future revenue from multi-family and other leasing projects. Consequently, demand for our products largely depends on the growth of the local economy.
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
Florida has experienced strong population growth in the past few decades, particularly during the real estate boom in the first half of the last decade. However, a decline in the rate of migration into Florida could occur due to any one of a number of factors affecting Florida, including weak economic conditions, restrictive credit, the occurrence of hurricanes and increased costs of living.
The success of our communities will be dependent on strong migration and population expansion in our regions of development, primarily Northwest Florida. We also believe that Baby Boomers (generally considered to be the generation born between 1946 and 1964) seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth could be negatively affected in the future by factors such as adverse economic conditions, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region of the state. In addition, as an alternative to Florida, other states such as Georgia, North and South Carolina and Tennessee are increasingly becoming retirement destinations. These states are attracting retiring Baby Boomers and the workforce population who may have otherwise considered moving to Florida. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition would likely suffer.

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
While interest rates for home mortgage loans have generally remained low, mortgage interest rates could increase in the future, which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales or development of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.
We have significant operations and properties in Florida that could be materially and adversely affected by natural disasters, manmade disasters, severe weather conditions or other significant disruptions.
Our corporate headquarters and our properties are located in Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Florida, especially our coastal properties in Northwest Florida, could experience significant, if not catastrophic, damage. Such damage could materially delay sales or lessen demand for our residential or commercial real estate in affected communities and lessen demand for our resorts and leisure operations and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.
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
Furthermore, any adverse change in the economic climate of Florida, or our regions of the state, and any adverse change in the political or regulatory climate of Florida, or the counties where our land is located could adversely affect our real estate development activities. Ultimately, our ability to execute our business strategy may decline as a result of weak economic conditions or restrictive regulations.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.
We maintain insurance on our properties, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and we self-insure home warranty claims. Additionally, our insurance for hurricanes is capped at $50.0 million per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources could be adversely affected.
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
The high costs of property insurance premiums in Florida could deter potential customers from purchasing a homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to increase growth in the region, either of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.
A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.
Our real estate and resorts and leisure segments’ revenue ultimately depends on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our revenue and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which could adversely affect our occupancy rates and our profitability, which, in turn, could have a material adverse effect on our business, results of operations, cash flows and financial condition.
Downturns of the real estate market in Northwest Florida could adversely affect our operations.
Demand for real estate is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and, more broadly, the Southeast region of the United States, which in the past has produced a high percentage of customers for the resort and seasonal vacation products in our Northwest Florida communities. If market conditions do not continue to improve as anticipated or were to worsen, the demand for our resort and real estate products could decline, negatively impacting our business, results of operations, cash flows and financial condition.
Recent tax law changes could make home ownership more expensive or less attractive.
Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income as itemized deductions. The recently enacted tax law changes by the Federal government may result in the elimination of some deductions, or limiting the tax benefit of deductions, with regard to people with incomes above specified levels. These changes in tax laws could increase the after-tax cost of owning a home, which is likely to adversely impact the demand for homes and could reduce the prices for which we can sell homesites, particularly in higher priced communities.

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
A number of highly competitive companies participate in the private resort industry. Our ability to remain competitive and to attract and retain guests and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others.
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
Our business strategy includes the development and leasing of commercial properties and management of commercial properties and assets for sale. These commercial developments may not be as successful as expected due to leasing related risks, including the risk that we may not be able to lease new properties to an appropriate mix of tenants or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our leasing projects we may not yield anticipated returns, which could have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

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
We provide a limited guarantee of the debt for our Pier Park North JV, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.
We have agreed to provide a limited guarantee in connection with our Pier Park North JV, and may in the future agree to similar agreements. In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan (the “Refinanced Loan”) that matures in November 2025. As of December 31, 2017, $47.3 million was outstanding on the Refinanced Loan. Pursuant to the Refinanced Loan, we have provided a limited guarantee in favor of the lender that covers losses arising as a result of: (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument; or (viii) failure of the joint venture to comply with certain covenants in the agreement. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the joint venture; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings; and upon breach of covenants in the security instrument. If we were to become obligated to perform on the guarantee, it could have a material adverse effect on our results of operations, cash flows and financial condition.
Environmental and other regulations may have an adverse effect on our business.
Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits, which involve a long, uncertain and costly regulatory process. Our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Some of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Additionally, much of our property is in coastal areas that usually have a more restrictive permitting burden or must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.
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
From time to time, we may be subject to periodic litigation and other regulatory proceedings, which could impair our financial results of operations.
From time to time, we may be involved in lawsuits and regulatory actions relating to our business, our operations and our position as an owner and operator of real estate and related ventures. An adverse outcome in any of these matters could adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings could result in substantial costs and may require that we devote substantial resources to defend our Company. For example, in 2015, we fully resolved an SEC investigation regarding our policies and practices concerning impairment of investment in real estate assets principally as reflected in our financial results for 2010, 2009 and prior periods. The settlement and all allegations related to actions taken prior to the 2011 replacement of the Board, the Chief Executive Officer and the Chief Financial Officer. None of the SEC’s allegations, findings, sanctions, remedies or orders related to any of our current directors or controlling shareholders. Without admitting or denying any factual allegations, we consented to the SEC’s issuance of an administrative order.
Pursuant to the order, we agreed to pay penalties, disgorgements and interest of approximately $3.5 million. In connection with the SEC investigation we also incurred significant legal expenses and devoted substantial management resources to its resolution. If we were to become subject to other litigation or regulatory proceedings in the future, it could impair our financial results of operations. In addition, as a result of the order, we became an “ineligible issuer” under Rule 405 of the Securities Act of 1933, which means that for a period of three years after the order, we will not be able to use certain streamlined registration procedures, and we will be unable to rely on an exemption from registration for the sale of securities under Regulation D for a period of five years after the order, both of which could make it harder for us to sell shares. Further, we will be unable to avail ourselves of the statutory safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 for a period of three years after the order.
In addition, the land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation could result in denial of the right to develop, or would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and could adversely affect the design, scope, plans and profitability of a project.
Limitations on the access to the airport runway at the Northwest Florida Beaches International Airport may have an adverse effect on the demand for our VentureCrossings land adjacent to the airport.
Our land donation agreement with the airport authority and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We subsequently entered into an access agreement with the airport authority that provides access to the airport runway. Under the terms of the access agreement, we are subject to certain requirements of the airport authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection (the “FDEP”), the U.S. Army Corps of Engineers (the “Corps of Engineers”), and Bay County. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that could significantly impair or restrict access rights.
In addition, we are required to obtain environmental permits from each of the Corps of Engineers and the FDEP in order to develop the land necessary for access from our planned areas of commercial development to the airport runway. Such permits are often subject to a lengthy agency administrative approval process, and there can be no assurance that such permits will be issued, or that they will be issued in a timely manner.

We believe that runway access is a valuable attribute of some of our VentureCrossings land adjacent to the airport, and the failure to maintain such access, the imposition of significant restrictions on such access, or any associated permitting delays or issues, could adversely affect the demand for such lands and our business, results of operations, cash flows and financial condition.
Weather and other natural conditions and regulatory requirements may limit our ability to market and sell our timber assets, which could adversely affect our operations.
Weather conditions, timber growth cycles, access limitations (for example, restrictions on access to timberlands due to prolonged wet conditions) and regulatory requirements associated with the protection of wildlife and water resources may restrict our ability to market and sell our timber assets. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber assets, there can be no assurance that any damage affecting our timberlands will in fact be so limited. We do not maintain insurance coverage with respect to damage to our timberlands. Our results of operations and cash flows may therefore be materially adversely affected if we are unable to sell our timber assets at adequate levels or if demand decreases due to an increase in our prices as a result of any of these factors.
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
The market price of our common stock on the New York Stock Exchange has been volatile. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:
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
Fairholme has the ability to influence major corporate decisions, including decisions that require the approval of stockholders, and its interest in our business may conflict with yours.
Bruce R. Berkowitz is the Chief Investment Officer of FCM, a director of FTC and the Chairman of our Board. Mr. Berkowitz is also the Manager of, and controls entities that own and control, Fairholme Holdings, which wholly owns FCM and FTC. Cesar Alvarez also serves as a director of the Fairholme Fund, a director of FTC and is a member of our Board. In addition, Howard Frank serves as a director of the Fairholme Fund and is a member of our Board. As of December 31, 2017, clients of FCM and FTC beneficially owned approximately 42.33% of the Company’s common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 43.95% of our outstanding common stock. Accordingly, Fairholme is in a position to influence:

•	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;

•	the nomination of individuals to our Board; and

•	a change in our control.
These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

In addition, Fairholme is in the business of making or advising on investments in companies and may hold, and may, from time to time in the future, acquire interests in or provide advice to businesses that directly or indirectly compete with certain portions of our business. Fairholme may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.
Furthermore, future sales of our common stock by Fairholme, or the perception in the public markets that these sales may occur, may depress our stock price.
The loss of the services of our key management, personnel or our ability to recruit staff could adversely affect our business.
Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we could lose the services of key executives and other employees. The loss of services of any of our key employees could have an adverse effect upon our results of operations, financial condition, and our ability to execute our business strategy. In addition, we cannot assure you that we will be successful in attracting and retaining key management personnel.
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
Based on the timing of reversals of our existing taxable temporary differences and our history of losses, management does not believe that the requirements to realize the benefits of certain of our deferred tax assets have been met; therefore, we have maintained a valuation allowance against a portion of our deferred tax assets in our consolidated financial statements as of December 31, 2017. Unless we generate more income in the future than presently estimated, we will not be able to utilize all of our state net operating loss carryforwards.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Tax Act”), new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.

We have had to take significant impairments of the carrying value of our investments in real estate and a decline in real estate values or continuing operating losses in our operating properties could result in additional impairments, which would have an adverse effect on our results of operations and financial condition.
Over the past five years, we have recorded impairment charges of $6.2 million related to real estate investments. We have approximately $332.6 million of real estate investments recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial condition.
Changes in accounting pronouncements could adversely affect our reported operating results, in addition to the reported financial performance of our tenants.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Changes include, but are not limited to, changes in lease accounting and the adoption of accounting standards that establish the principles used to recognize revenue for all entities. These changes and others could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.
We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our networks and related systems. For a number of years, we have been increasing our reliance on computers and digital technology. While all of our business and internal employment records require the collection of digital information, our resorts and leisure segment, in particular, requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Although we make efforts to maintain the security and integrity of these networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data, which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings and other severe financial and business implications.
Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal control over financial reporting, which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Item 1B.    Unresolved Staff Comments
None.
Item 2.        Properties
We own our principal executive offices located in WaterSound, Florida. As of December 31, 2017, we owned approximately 177,000 acres, the majority of which were located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. As further described herein, we own and develop multiple residential communities. In addition, our resorts and leisure and commercial leasing and sales segments include the following properties:
WaterColor Inn. We own the WaterColor Inn, a boutique hotel, and nearby retail and commercial space. We own additional properties in our WaterSound Beach and WindMark Beach communities that we operate as short term vacation rental property. We did not own the homes included in our short term vacation rental management business, which we sold in December 2017.
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
Leasing. We own the property included in our commercial leasing and sales segment, which include retail, office, industrial and commercial leasing properties, such as our Beckrich Office Park, property located in our consolidated Pier Park North JV, VentureCrossings industrial park, commerce park buildings, several retail shopping centers and other properties.
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
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 20. Commitments and Contingencies, included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.
Item 4.        Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On February 26, 2018 we had approximately 1,036 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”
The ranges of high and low prices for our common stock as reported on the NYSE are set forth below:

	Common Stock Price
	High	Low
2017
Fourth Quarter	$19.45	$17.43
Third Quarter	$19.90	$17.70
Second Quarter	$19.55	$16.45
First Quarter	$19.30	$16.30
2016
Fourth Quarter	$21.50	$16.55
Third Quarter	$19.68	$17.37
Second Quarter	$18.03	$16.08
First Quarter	$17.69	$14.43
On February 26, 2018, the closing price of our common stock on the NYSE was $18.20. We did not pay cash dividends in 2017 or 2016. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2012, through December 31, 2017, assuming $100 was invested on December 31, 2012, in our common stock, in the Russell 3000 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”), which is composed of the following companies:

•	Alexander & Baldwin Inc. (ALEX)

•	Consolidated Tomoka-Land Co. (CTO)

•	Five Point Holdings, LLC (FPH)

•	HomeFed Corp. (HOFD)

•	The Howard Hughes Corp. (HHC)

•	Maui Land & Pineapple Co. Inc. (MLP)

•	Stratus Properties Inc. (STRS)

•	Tejon Ranch Co. (TRC)
The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
The St. Joe Company	$100	$83.15	$79.68	$80.20	$82.32	$78.21
Russell 3000 Index	$100	$133.55	$150.32	$151.04	$170.28	$206.26
Custom Real Estate Peer Group*	$100	$152.82	$158.81	$137.06	$154.00	$166.83

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

The following table provides information on our repurchases of common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				In Millions
October 1-31, 2017	220,299	$17.93	220,299	$143,752
November 1-30, 2017	418,058	17.87	418,058	136,277
December 1-31, 2017	—	—	—	—
Total	638,357	$17.89	638,357	$136,277

(1)
In 2015, we announced that our Board authorized an additional $200.0 million for stock repurchases under our stock repurchase program (the “Stock Repurchase Program”). As of December 31, 2016, we had a total of $190.9 million available for purchase of shares under our Stock Repurchase Program. The Stock Repurchase Program has no expiration date. On July 7, 2017, our Board authorized additional repurchases of up to $28.0 million of our shares of common stock under the Stock Repurchase Program. On July 11, 2017, we repurchased 1.5 million shares for an aggregate purchase price of $27.0 million. On September 18, 2017, our Board authorized additional repurchase authority of up to $66.0 million of our shares of common stock under the Stock Repurchase Program. On September 20, 2017, we repurchased 3.7 million shares for an aggregate purchase price of $65.8 million. After giving effect to these and other recent repurchase activities, as of December 31, 2017, we had $136.3 million remaining under the Stock Repurchase Program.

Item 6.         Selected Financial Data
The following table sets forth our selected consolidated financial data on a historical basis for the five years ended December 31, 2017. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and management’s discussion and analysis of financial condition and results of operations, each included elsewhere in this Form 10-K. This historical selected consolidated financial data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	In thousands, except per share amounts
Statement of Operations Data:
Total revenue (1) (2)	$98,796	$95,744	$103,871	$701,873	$131,256
Total cost of revenue (3) (4)	67,194	62,194	67,094	136,798	91,993
Other operating and corporate expenses	20,382	23,019	33,426	26,128	27,855
Pension charges	—	—	—	13,529	1,500
Costs associated with special purpose entities	—	—	—	3,746	—
Depreciation, depletion and amortization	8,885	8,571	9,486	8,422	9,131
Total expenses	96,461	93,784	110,006	188,623	130,479
Operating income (loss)	2,335	1,960	(6,135)	513,250	777
Other income, net (5) (6)	39,020	20,651	4,972	8,571	3,668
Income (loss) before equity in (loss) income from unconsolidated affiliates and income taxes	41,355	22,611	(1,163)	521,821	4,445
Equity in (loss) income from unconsolidated affiliates	—	—	—	(32)	112
Income tax benefit (expense) (7)	17,881	(7,147)	(808)	(115,507)	409
Net income (loss)	59,236	15,464	(1,971)	406,282	4,966
Net loss attributable to non-controlling interest	342	431	240	171	24
Net income (loss) attributable to the Company	$59,578	$15,895	$(1,731)	$406,453	$4,990

Per Share Data:
Basic and Diluted
Net income (loss) per share attributable to the Company	$0.84	$0.21	$(0.02)	$4.40	$0.05

(1)	Total revenue includes revenue from real estate revenue, resorts and leisure revenue, leasing revenue and timber revenue.
(2)	Total revenue in 2014 includes $570.9 million from the AgReserves Sale and $43.6 million from the RiverTown Sale.
(3)	Total cost of revenue includes cost of revenue from real estate revenue, resorts and leisure revenue, leasing revenue and timber revenue.
(4)	Total cost of revenue in 2014 includes $58.4 million from the AgReserves Sale and $17.6 million from the RiverTown Sale.
(5)
Other income, net in 2017 includes $9.8 million from the short term vacation rental management business sale. Refer to Note 7. Sale of Vacation Rental Management included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

(6)
Other income, net in 2016 includes $12.5 million related to a claim settlement. Refer to Note 6. Claim Settlement Receivable included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

(7)	Income tax benefit (expense) in 2017 includes $33.5 million of net tax benefit related to the Tax Act.

	As of December 31,
	2017	2016	2015	2014	2013
	In thousands
Balance Sheet Data:
Investment in real estate, net	$332,624	$314,620	$313,599	$321,812	$385,009
Cash and cash equivalents	$192,083	$241,111	$212,773	$34,515	$21,894
Investments	$111,268	$175,725	$191,240	$636,878	$146,972
Property and equipment, net	$11,776	$8,992	$10,145	$10,203	$11,410
Total assets	$920,993	$1,027,945	$982,742	$1,303,135	$669,472
Debt (1) (2)	$55,630	$55,040	$54,474	$63,804	$44,217
Senior notes held by special purpose entity (2) (3)	$176,537	$176,310	$176,094	$177,341	$—
Total debt	$232,167	$231,350	$230,568	$241,145	$44,217
Total equity	$592,584	$686,799	$673,447	$979,701	$563,525

(1)	Debt includes the Refinanced Loan held by our Pier Park North JV, Community Development District debt and construction loan for a commercial leasing property.
(2)	Debt and senior notes held by special purpose entity are presented net of debt issuance costs as of December 31, 2017, 2016 and 2015.
(3)
Refer to Note 5. Financial Instruments and Fair Value Measurements included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion on our special purpose entities.

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
Our strategic plan for 2018 includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue. Our 2018 capital expenditures budget is estimated to total $129.6 million, including $36.2 million for the development and acquisition of land for residential real estate projects, $82.7 million for our commercial leasing and sales segment, $9.2 million for our resorts and leisure segment and $1.5 million for our forestry segment and corporate expenditures. We anticipate that these future capital commitments will be funded through new financing arrangements, cash and cash equivalents, short term investments and cash generated from operations. We expect to make these investments, and possibly other investments, throughout the coming fiscal year, but do not anticipate that we will see the full benefit of our investments during 2018.
Our real estate investment strategy focuses on projects that meet our investment return criteria. The time frame for these expenditures and investments will vary based on the type of project. However, our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life. An analysis is conducted for capital expenditures in each of our four segments.
We seek opportunities to invest our funds in ways that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investment trusts, and other investments in liquid or illiquid securities where we believe we can increase our returns.
Segments
As of December 31, 2017, we have the following four operating segments: 1) residential real estate, 2) resorts and leisure 3) commercial leasing and sales and 4) forestry. Commencing in the fourth quarter of 2017, our commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with our belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All prior years’ segment information has been reclassified to conform to the 2017 presentation. The change in reporting segments has no effect on the consolidated balance sheets, statements of operations, statements of comprehensive income (loss) or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	2017	2016	2015
Segment Operating Revenue
Residential real estate	22.0%	20.3%	20.3%
Resorts and leisure	55.5%	59.8%	52.5%
Commercial leasing and sales	14.7%	12.5%	15.5%
Forestry	7.3%	7.0%	11.6%
Other	0.5%	0.4%	0.1%
Consolidated operating revenue	100.0%	100.0%	100.0%
Residential Real Estate
Our residential real estate segment typically plans and develops residential communities of various sizes. From time to time, our residential real estate segment also evaluates opportunities to maximize value by selling some of our resorts and leisure properties. As is true with all of our projects, what residential real estate will actually be developed, including the actual amount of units that we ultimately approve for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development. The following is a description of some of our major residential development communities that we are currently in the process of planning or developing.
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
The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units. SouthWood also includes a golf clubhouse, 18-hole golf course and a town center with dining, retail shops and offices. The SouthWood Golf Club is operated by our resorts and leisure segment and a portion of the town center is leased and operated by our commercial leasing and sales segment.
We have other residential communities, such as the SummerCamp Beach, RiverCamps, WindMark Beach and WaterColor communities that have homesites available for sale or future development. In addition, we have residential communities, such as the WaterSound Beach and WaterSound West Beach that are substantially developed, and the remaining developed and available homesites in these communities are available for sale.
Our residential real estate segment generates revenue primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of impact fee credits; marketing fees and other fees on certain transactions. The results of our residential real estate revenue may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community. In addition, the majority of our sales are to homebuilders, who generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales.
Our residential real estate segment incurs cost of revenue primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration and selling costs.
The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial uses on approximately 110,500 acres of our land holdings. We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market. We believe that there are growing retirement and workforce housing demographics and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in these demographics.

As part of the April 2014 RiverTown real estate sale, the buyer, Mattamy, is obligated to pay impact fees to us. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which we expect to receive at the end of that five-year period, which is April 2, 2019). However, the actual consideration we will receive for the impact fees will be based on a variety of factors outside our control. We received impact fees of $0.9 million, $0.4 million and $0.1 million, during 2017, 2016 and 2015, respectively. In total, we have received approximately $1.6 million from April 2014 through December 31, 2017.
Resorts and Leisure
Our resorts and leisure segment features a hotel and a diverse portfolio of vacation rentals, as well as restaurants, golf courses, a beach club, marinas and other resort amenities.
WaterColor Inn, Vacation Rentals and Other Management Services - Our WaterColor Inn and vacation rentals generated revenue from (1) the WaterColor Inn and other management services, (2) our management of The Pearl Hotel, (3) our vacation rental business and (4) our restaurants. The WaterColor Inn incurs expenses from the cost of services and goods provided, maintenance of the inn’s facilities, personnel costs and third-party management fees. Revenue generated from our management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Our vacation rental business generates revenue from the rental of private homes and other services, which includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in the cost of resorts and leisure revenue. The vacation rental business also incurs expenses from holding costs of assets we own and standard lodging personnel, such as front desk, reservations and marketing. As discussed further below, we sold our short term vacation rental management business during December 2017. Following the December 2017 sale, we no longer manage third party vacation rentals, but continue to manage vacation rental properties we own. Our restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard restaurant personnel costs.
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
From time to time, we may explore the sale of certain resort and leisure properties, as well as development of new resort and leisure properties.
Commercial Leasing and Sales
Our commercial leasing and sales segment includes the leasing of retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. Our commercial leasing and sales segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land for retail, office, hotel, multi-family and industrial uses, from the sale of undeveloped land or land with limited development and entitlements and the sale of commercial operating properties. Real estate sales in our commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Our Pier Park North JV incurs interest and financing expenses related to its loan as described in Note 11. Debt included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K. As is true with all of our projects, what commercial real estate will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development. From time to time, our commercial leasing and sales segment also evaluates opportunities to maximize value by selling some of our resorts and leisure properties.
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

As of December 31, 2017, we had an estimated 2.5 million tons of marketable pulpwood and 2.7 million tons of marketable sawlogs on approximately 60,000 acres. Our ability to operate the remaining acreage is limited by geographic restrictions, (e.g., lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions). Based on our annual harvest plan, we anticipate harvesting approximately 330,000 tons of pulpwood and sawlogs during 2018.
Our forestry segment may also generate revenue from the sale or lease of our timber holdings, undeveloped land or land with limited development and easements. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs.
Results of Operations
Consolidated Results
Revenue and expenses. The following table sets forth a comparison of the results of our operations for the three years ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
	In millions
Revenue:
Real estate revenue	$27.7	$23.4	$33.7
Resorts and leisure revenue	54.8	57.3	54.5
Leasing revenue	10.7	9.8	9.0
Timber revenue	5.6	5.2	6.7
Total	98.8	95.7	103.9
Expenses:
Cost of real estate revenue	15.4	8.0	16.4
Cost of resorts and leisure revenue	47.8	50.2	47.1
Cost of leasing revenue	3.2	3.1	2.8
Cost of timber revenue	0.8	0.8	0.8
Other operating and corporate expenses	20.4	23.1	33.4
Depreciation, depletion and amortization	8.9	8.6	9.5
Total	96.5	93.8	110.0
Operating income (loss)	2.3	1.9	(6.1)
Other income (expense):
Investment income, net	35.4	17.8	22.7
Interest expense	(12.2)	(12.3)	(11.4)
Claim settlement	—	12.5	—
Sale of vacation rental management, net	9.8	—	—
Other income (expense), net	6.0	2.7	(6.3)
Total other income, net	39.0	20.7	5.0
Income (loss) before income taxes	41.3	22.6	(1.1)
Income tax benefit (expense)	17.9	(7.1)	(0.8)
Net income (loss)	$59.2	$15.5	$(1.9)

Real Estate Revenue and Gross Profit

	2017	% (1)	2016	% (1)	2015	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$21.6	78.0%	$19.5	83.3%	$21.2	62.9%
Commercial real estate revenue	3.9	14.1%	2.1	9.0%	7.2	21.4%
Rural land and other revenue	2.2	7.9%	1.8	7.7%	5.3	15.7%
Real estate revenue	$27.7	100.0%	$23.4	100.0%	$33.7	100.0%

Gross profit:
Residential real estate	$9.1	42.1%	$13.1	67.2%	$10.3	48.6%
Commercial real estate	1.1	28.2%	0.8	38.1%	2.2	30.6%
Rural land and other	2.1	95.5%	1.5	83.3%	4.8	90.6%
Gross profit	$12.3	44.4%	$15.4	65.8%	$17.3	51.3%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.
Real Estate Revenue and Gross Profit. During 2017, residential real estate revenue increased $2.1 million, or 10.8%, to $21.6 million, as compared to $19.5 million during 2016, and gross profit decreased $4.0 million, or 30.5%, to $9.1 million, (or gross margin of 42.1%), as compared to $13.1 million, (or gross margin of 67.2%), during 2016. During 2017, we sold 174 homesites and 3 homes, compared to 106 homesites during 2016.
During 2016, residential real estate revenue decreased $1.7 million, or 8.0%, to $19.5 million, as compared to $21.2 million during 2015. During 2016, residential real estate gross profit increased $2.8 million, or 27.2%, to $13.1 million, (or gross margin of 67.2%), as compared to $10.3 million, (or gross margin of 48.6%), during 2015. During 2016, we sold 106 homesites compared to 161 homesites and a home during 2015.
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
Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2017, we had nine commercial real estate sales totaling approximately 49 acres for $3.9 million. During 2016, we had eight commercial real estate sales totaling approximately 17 acres for $2.1 million. During 2015, we had three commercial real estate sales totaling approximately 14 acres for $7.2 million.
During 2016, cost of commercial real estate revenue included $0.9 million on the sale of commercial real estate and $0.4 million of impairment charges related to a commerce park, which resulted in commercial real estate gross profit of $0.8 million, or 38.1%.
Rural Land and Other Revenue and Gross Profit. During 2017, we sold approximately 382 acres of rural and timber land for $1.7 million and mitigation bank credits for $0.5 million. During 2016, we sold approximately 786 acres of rural and timber land for $1.4 million and mitigation bank credits for $0.4 million. During 2015 we sold approximately 3,330 acres of rural and timber land for $5.3 million and mitigation bank credits for less than $0.1 million. Revenue from rural and timber land can vary drastically from period to period.
Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Resorts and Leisure Revenue and Gross Profit

	2017	2016	2015
	In millions
Resorts and leisure revenue	$54.8	$57.3	$54.5
Gross profit	$7.0	$7.1	$7.4
Gross margin	12.8%	12.4%	13.6%
Resorts and leisure revenue decreased $2.5 million, or 4.4%, during 2017, as compared to 2016. The decrease in resorts and leisure revenue is due to a decrease of $3.7 million primarily from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes prior to the sale of our short term vacation rental management business in December 2017 as discussed further below, offset by an increase of $1.1 million in club revenue related to an increase in number of members and membership revenue. Resorts and leisure had a gross margin during 2017 of 12.8%, compared to 12.4% during 2016, and the increase is primarily due to membership revenue and controlled expenses.
Resorts and leisure revenue increased $2.8 million, or 5.1%, during 2016, as compared to 2015. The increase in our resorts and leisure revenue included an increase of $1.6 million in vacation rentals, due to an increase in average room rate along with an increase in average home size managed in the vacation rental program, an increase of $0.7 million for growth in rounds played at the golf courses by resort guests along with a strong showing by our food and beverage component and increases in ancillary spend for recreation, spa and resort service fees, and an increase of $0.5 million for membership growth. Resorts and leisure had a gross margin during 2016 of 12.4%, compared to 13.6% during 2015, the decrease is primarily due to increased cost of revenue in our vacation rental business, higher contract labor rates and hours worked as compared to 2015 and a one-time homeowner association payment of $0.7 million.
Leasing Revenue and Gross Profit

	2017	2016	2015
	In millions
Leasing revenue	$10.7	$9.8	$9.0
Gross profit	$7.5	$6.7	$6.2
Gross margin	70.1%	68.4%	68.9%
Leasing revenue increased $0.9 million, or 9.2%, during 2017, as compared to 2016, primarily due to the acquisition of two office buildings in April 2017, as well as new leases at other properties. Cost of leasing revenue was essentially flat for 2017 and 2016, which resulted in an increase to gross margin for the period. Leasing revenue increased $0.8 million, or 8.9%, during 2016, as compared to 2015, primarily due to the continued commencement of revenue from new store openings in our Pier Park North JV, as well as other new leases. We recognized $5.5 million, $5.4 million and $4.6 million of leasing revenue from the Pier Park North JV during 2017, 2016 and 2015, respectively.
Timber Revenue and Gross Profit

	2017	2016	2015
	In millions
Timber revenue	$5.6	$5.2	$6.7
Gross profit	$4.8	$4.4	$5.9
Gross margin	85.7%	84.6%	88.1%
Timber revenue increased $0.4 million, or 7.7%, during 2017, as compared to 2016, primarily due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply. There were 364,000 tons sold during 2017, as compared to 309,000 tons sold during 2016. Gross margin increased during 2017 to 85.7%, as compared to 84.6% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

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
Other Operating and Corporate Expenses

	2017	2016	2015
	In millions
Employee costs	$6.9	$7.1	$13.8
401(k) contribution	1.2	1.4	1.3
Non-cash stock compensation costs	0.1	0.1	0.2
Property taxes and insurance	5.2	5.6	5.7
Professional fees	2.9	5.0	7.4
Marketing and owner association costs	1.5	1.5	1.4
Occupancy, repairs and maintenance	0.6	0.7	1.3
Other	2.0	1.7	2.3
Total other operating and corporate expenses	$20.4	$23.1	$33.4
Other operating and corporate expenses decreased by $2.7 million or 11.7%, during 2017, as compared to 2016. The decrease in other operating and corporate expenses included a decrease in professional fees of $2.1 million, partially due to a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million during 2017. The decrease in other operating and corporate expenses during 2017 reflects our continued focus on a low expense structure.
Other operating and corporate expenses decreased by $10.3 million, or 30.8%, during 2016, as compared to 2015, primarily due to our focus on a low expense structure, which led to decreases in personnel costs, professional fees and other expenses.
Depreciation, Depletion and Amortization
The increase of $0.3 million in depreciation, depletion and amortization expenses in 2017, as compared to 2016, was primarily due to properties acquired or constructed during 2017, offset by a decrease for operating assets being fully depreciated. The decrease of $0.9 million in depreciation, depletion and amortization expenses in 2016, as compared to 2015, was primarily due to operating assets being fully depreciated.
Investment Income, Net
Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available-for-sale investments, less other-than-temporary impairment loss, (iv) interest income earned on the time deposit held by a special purpose entity and (v) interest earned on notes receivable and other receivables as detailed in the table below:

	2017	2016	2015
	In millions
Net investment income from available-for-sale securities
Interest and dividend income	$16.4	$6.6	$7.0
Accretion income	2.0	1.8	1.5
Net realized gain on the sale of investments	10.7	0.8	5.3
Other-than-temporary impairment loss	(2.3)	—	—
Total net investment income from available-for-sale securities	26.8	9.2	13.8
Interest income from investments in special purpose entities	8.2	8.2	8.2
Interest accrued on notes receivable and other interest	0.4	0.4	0.7
Total investment income, net	$35.4	$17.8	$22.7

Investment income, net increased $17.6 million to $35.4 million for 2017, as compared to $17.8 million for 2016. The increase in interest and dividend income for 2017, as compared to the same period in 2016, is primarily due to changes in our investment portfolio including cash equivalents. During 2017, our investment portfolio included a higher percentage of corporate debt securities and preferred stock as compared to 2016. The returns on the corporate debt securities and preferred stock are generally higher than the returns on the U.S. Treasury Bills and cash equivalents. Investment income, net for 2017 also includes the sale of certain corporate debt securities, preferred stock, common stock and U.S. Treasury securities at a net realized gain of $10.7 million, partially offset by an other-than-temporary impairment for credit-related loss of $2.3 million.
Investment income, net decreased $4.9 million to $17.8 million for 2016, as compared to $22.7 million for 2015. During the years ended December 31, 2016 and 2015, the average balance of investments was approximately $202.7 million and $368.2 million, respectively. The decrease in investments during 2016 is primarily related to a change in investments from U.S. Treasury securities to commercial paper, which is included in cash and cash equivalents on our consolidated balance sheets. The net realized gain on sale of investments during 2016 and 2015 of $0.8 million and $5.3 million, respectively.
Interest Expense
Interest expense primarily includes interest expense on our Community Development District (“CDD”) debt, the senior notes (“Senior Notes”) issued by Northwest Florida Timber Finance, LLC, the Refinanced Loan for our consolidated Pier Park North JV and a commercial leasing property construction loan (the “Construction Loan”) as detailed in the table below:

	2017	2016	2015
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$8.8	$8.8
Other interest expense	3.4	3.5	2.6
Total interest expense	$12.2	$12.3	$11.4

Interest expense during 2017 as compared to 2016 had a minimal change. Interest expense increased by $0.9 million, or 7.9%, during, 2016 as compared to 2015, primarily due to an increase in interest expense related to the Refinanced Loan for our consolidated Pier Park North JV.
Claim Settlement
On March 24, 2016, we entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which we, on our behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, we will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse us for expenses incurred. In October 2017 and 2016, the Company received payments of $2.7 million and $5.0 million, respectively. The remaining settlement amount will be made in payments of $2.7 million due in October 2018 and 2019. We also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, we recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on our best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in our consolidated statements of operations for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for 2017 and the period from March 24, 2016 to December 31, 2016 was $0.2 million and $0.3 million, respectively.
Sale of Vacation Rental Management, net
In December 2017, we entered into and consummated an Asset Purchase Agreement (the “PCR Purchase Agreement”) with PCR Rentals LLC, (“PCR”) for the sale of our short term vacation rental management business (the “PCR Rentals Sale”). The PCR Purchase Agreement contained representations and warranties, confidentiality and indemnification provisions of the type customarily found in these types of transactions. We also have a limited right of first refusal on any third party offer to purchase the vacation rental management business that will end upon the earlier of (i) 18 months after the date of the PCR Rentals Sale or (ii) the later of (x) the date of payoff of the PCR Note (as defined below) and (y) nine months after the date of the PCR Rentals Sale.

We received proceeds of approximately $9.9 million, which resulted in a net gain of $9.8 million, from the PCR Rentals Sale, consisting of approximately $4.9 million in cash and transfer of liabilities and $5.0 million in the form of a promissory note (the “PCR Note”) secured by certain assets of PCR. The PCR Note bears interest at 10% per annum and matures on December 31, 2020, unless it matures earlier upon acceleration, by prepayment or otherwise. On February 14, 2018, the PCR Note was paid in full.
Other Income (Expense), Net
Other income (expense), net primarily includes insurance settlement proceeds and fees and expenses related to a resolved SEC investigation, income from our retained interest investments, hunting lease income and other income and expense items as detailed in the following table:

	2017	2016	2015
	In millions
Accretion income from retained interest investments	$1.1	$1.0	$0.9
Hunting lease income	0.6	0.6	0.6
Miscellaneous income (expense), net	4.3	1.1	(7.8)
Other income (expense), net	$6.0	$2.7	$(6.3)
Other income (expense), net increased $3.3 million during 2017, as compared to the same period in 2016. During 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income (expense), net, for reimbursement of certain attorney fees and related costs incurred by us in defending shareholder litigation and the SEC investigation, which was resolved in October 2015.
Other income (expense), net was $2.7 million of income during 2016, and $6.3 million of expense during 2015. In 2015, we incurred $8.2 million of expenses related to an SEC investigation, which was resolved in October 2015. In 2016, SEC investigation expenses were partially offset by the reversal of an accrual of $0.7 million. These amounts were included within miscellaneous income (expense), net.
Income Tax Benefit (Expense)
The Tax Act was enacted on December 22, 2017, changing many aspects of U.S. corporate income taxation including reducing the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. We recognized the tax effects of the Tax Act during the year ended December 31, 2017, which included a $33.5 million benefit from the reassessment of net deferred tax balances to reflect the newly enacted tax rate.
Our income tax benefit in 2017 was $17.9 million compared to income tax expense of $7.1 million and $0.8 million in 2016 and 2015, respectively. Our effective tax rate was (42.9%), 31.0% and 87.5% in 2017, 2016 and 2015, respectively.
Our effective rate for 2017 differed from the federal statutory rate of 35% primarily due to the effect of the new 21% federal corporate income tax rate enacted in December 2017, impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. Our effective rate for 2016 differed from the federal statutory rate of 35% primarily due to the impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. Our effective rate for 2015 reflected $2.8 million of settlement costs related to an SEC investigation that was not deductible for income tax purposes, which increased our effective rate. In the future, we expect that our effective rate will be closer to the statutory rate.

Segment Results
Residential Real Estate
The table below sets forth the results of operations of our residential real estate segment for the three years ended December 31, 2017:

	2017	2016	2015
	In millions
Revenue:
Real estate revenue	$19.6	$17.5	$19.4
Other revenue	2.1	2.0	1.8
Total revenue	21.7	19.5	21.2
Expenses:
Cost of real estate and other revenue	12.5	6.4	10.9
Other operating expenses	4.3	5.7	10.2
Depreciation and amortization	0.1	0.3	0.5
Total expenses	16.9	12.4	21.6
Operating income (loss)	4.8	7.1	(0.4)
Other (expense) income:
Interest expense	(1.2)	(1.3)	(1.2)
Other income, net	0.3	0.1	0.8
Total other expense, net	(0.9)	(1.2)	(0.4)
Net income (loss) before income taxes	$3.9	$5.9	$(0.8)
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
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Year Ended December 31, 2017					Year Ended December 31, 2016
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Homesites	174	$18.2	$10.3	$7.9	43.4%	106	$14.1	$5.7	$8.4	59.6%
Homes	3	1.4	1.3	0.1	7.1%	—	—	—	—	—%
Land sale	N/A	—	—	—	—%	N/A	3.4	0.1	3.3	97.1%
Total	177	$19.6	$11.6	$8.0	40.8%	106	$17.5	$5.8	$11.7	66.9%
Homesites. Revenue from homesite sales increased $4.1 million, or 29.1%, during 2017, as compared to 2016, due to the mix of homesites sold, the timing of builder contractual closing obligations and the timing of development of finished lots in our residential communities such as Watersound Origins, Breakfast Point and SouthWood. Revenue from homesites during 2017 included the sale of 64 lots in the WindMark Beach community to a homebuilder. During 2017 and 2016, the average revenue per homesite sold was approximately $95,000 and $114,000, respectively, due to the location of the homesites. Gross margin decreased to 43.4% during 2017, as compared to 59.6% during 2016, primarily due to the mix of homesites sold during each respective period and the timing of the receipt of lot residuals that have no related costs at the time of recognition.
Homes. Revenue from home sales in 2017 of $1.4 million is related to three completed homes that were sold within three of our communities.

Land sale. During 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses. In the second quarter of 2017, a litigation settlement resulted in the reimbursement of legal expenses of $0.7 million, which is reflected in other operating expenses for 2017. Other operating expenses decreased $1.4 million, or 24.6%, during 2017, as compared to 2016, primarily due to the legal expense reimbursement noted above along with decreases in property taxes, owner association assessments, personnel costs, professional fees and other administrative expenses.
Interest expense primarily consists of interest expense on our portion of the total outstanding CDD debt.
Other income, net primarily consists of interest earned on our mortgage notes receivable and other miscellaneous income.
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
The following table sets forth our residential real estate revenue and cost of revenue activity by property type:

	Year Ended December 31, 2016					Year Ended December 31, 2015
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Homesites	106	$14.1	$5.7	$8.4	59.6%	161	$18.6	$8.8	$9.8	52.7%
Home	—	—	—	—	—%	1	0.8	0.8	—	—%
Land sale	N/A	3.4	0.1	3.3	97.1%	N/A	—	—	—	—%
Total	106	$17.5	$5.8	$11.7	66.9%	162	$19.4	$9.6	$9.8	50.5%
Homesites. Revenue from homesite sales decreased $4.5 million, or 24.2%, during 2016, as compared to 2015, due to the mix of homesites sold and timing of sales which were primarily in the Watersound Origins, Breakfast Point, and Southwood communities. During 2016 and 2015, the average revenue per homesite sold was approximately $114,000 and $106,000, respectively, due to the location of the homesites. Gross margin increased to 59.6% during 2016, as compared to 52.7% during 2015, primarily due to price increases in certain communities, the mix of homesites sold during each respective period and the receipt of lot residuals that have no related costs at the time of recognition.
Home. Revenue from the home sale in 2015 of $0.8 million is related to a completed home that was sold within the WaterSound Beach community.
Land sale. During 2016, we had a sale of approximately 111 acres of unimproved residential land for $3.4 million resulting in a gross margin of $3.3 million.
Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses. Other operating expenses decreased $4.5 million, or 44.1%, during 2016, as compared to 2015, primarily due to decreases in personnel costs and professional fees, due to our continued focus on a low expense structure as well as non-recurring expenses during 2015 related to the Bay-Walton Sector Plan.
Interest expense primarily consists of interest expense on our portion of the total outstanding CDD debt.
Other income, net primarily includes interest earned on our mortgage notes receivables and other miscellaneous income and expenses. Other income, net decreased $0.7 million during 2016, as compared to 2015, primarily due to a decrease in interest earned on the RiverTown Note that was paid in June 2015.

Resorts and Leisure
The table below sets forth the results of operations of our resorts and leisure segment for the three years ended December 31, 2017:

	2017	2016	2015
	In millions
Revenue:
Resorts and leisure revenue	$54.8	$57.3	$54.5
Expenses:
Cost of resorts and leisure revenue	47.8	50.2	47.1
Cost of other revenue	—	—	—
Other operating expenses	0.5	0.5	0.4
Depreciation	4.2	4.5	5.1
Total expenses	52.5	55.2	52.6
Operating income	2.3	2.1	1.9
Other income (expense):
Sale of vacation rental management, net	9.8	—	—
Other income (expense), net	0.3	—	(0.1)
Total other income (expense), net	10.1	—	(0.1)
Net income before income taxes	$12.4	$2.1	$1.8
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
The following table sets forth the detail of our resorts and leisure revenue and cost of revenue:

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Revenue	Gross Profit	Gross Margin	Revenue	Gross Profit	Gross Margin
	In millions
Resorts, vacation rentals and other management services	$37.4	$5.1	13.6%	$41.1	$5.2	12.7%
Clubs	14.6	1.3	8.9%	13.5	1.2	8.9%
Marinas	2.8	0.6	21.4%	2.7	0.7	25.9%
Total	$54.8	$7.0	12.8%	$57.3	$7.1	12.4%
Revenue from our resorts, vacation rentals and other management services decreased $3.7 million, or 9.0%, during 2017, as compared to 2016. The decrease in revenue was primarily due to reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes prior to the sale of our short term vacation rental management business during December 2017, which also resulted in an increased gross margin to 13.6% during 2017 compared to 12.7% during 2016.
Revenue from our clubs increased $1.1 million, or 8.1%, during 2017, as compared to 2016, primarily related to an increase in number of members and membership revenue. Our gross margin was 8.9% during both 2017 and 2016. However, 2017 included a non-recurring impairment of $0.7 million related to a non-strategic resorts and leisure asset, without which our gross margin would have been 13.7% during 2017, as compared to 8.9% during 2016. The increase in gross margin was primarily due to the increase in membership revenue.
Our resorts and leisure gross margin was 12.8% during 2017, as compared to 12.4% during 2016, the increase is primarily due to membership revenue and controlled expenses, which was partially offset by an impairment related to resorts and leisure property and the decrease in marinas gross margin.
Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.
Sale of vacation rental management, net includes proceeds of $9.9 million, which resulted in a net gain of $9.8 million. See Note 7. Sale of Vacation Rental Management included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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
Our gross margin was 12.4% during 2016, as compared to 13.6% during the same period in 2015, the decrease is primarily due to a one-time homeowner association payment of $0.7 million.
Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.
Commercial Leasing and Sales
The table below sets forth the results of operations of our commercial leasing and sales segment for the three years ended December 31, 2017:

	2017	2016	2015
	In millions
Revenue:
Leasing revenue	$10.6	$9.8	$9.0
Commercial real estate revenue	3.9	2.1	7.2
Total revenue	14.5	11.9	16.2
Expenses:
Cost of leasing revenue	3.2	3.1	2.8
Cost of commercial real estate revenue	2.8	1.3	5.0
Other operating expenses	3.4	3.5	3.0
Depreciation and amortization	3.7	3.1	3.1
Total expenses	13.1	11.0	13.9
Operating income	1.4	0.9	2.3
Other (expense) income:
Interest expense	(2.2)	(2.2)	(1.5)
Other income, net	—	0.1	—
Total other expense, net	(2.2)	(2.1)	(1.5)
Net (loss) income before income taxes	$(0.8)	$(1.2)	$0.8

The total net rentable square feet and percentage leased of leasing properties by location at December 31, 2017, 2016 and 2015 are as follows:

		December 31, 2017		December 31, 2016		December 31, 2015
	Location	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased
Pier Park North JV	Bay County, FL	320,305	96%	320,305	93%	320,305	90%
Venture Crossings (1)	Bay County, FL	243,605	100%	105,000	100%	105,000	100%
Beckrich Office Park	Bay County, FL	67,108	52%	—	—%	—	—%
WindMark Beach Commercial (2)	Gulf County, FL	48,035	27%	48,035	21%	48,035	21%
SouthWood Town Center	Leon County, FL	34,412	85%	34,412	86%	34,412	68%
WaterColor Town Center (3)	Walton County, FL	22,532	100%	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	63%	14,700	100%	—	—%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%	13,000	0%
WaterSound Gatehouse	Walton County, FL	12,624	100%	12,624	90%	12,624	90%
395 Office building	Walton County, FL	6,700	100%	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	—	—%	—	—%
Wetappo	Gulf County, FL	4,900	100%	4,900	100%	4,900	100%
WaterColor HOA Office (4)	Walton County, FL	1,244	100%	1,244	100%	1,244	100%
WaterSound Origins	Walton County, FL	760	100%	760	100%	760	0%
		813,597	87%	602,319	87%	587,619	83%

(1)	During 2017 we completed construction of a 138,605 square foot manufacturing facility, for which we have a long term lease that commenced on December 1, 2017.
(2)	Included in net rentable square feet as of December 31 2017, 2016 and 2015, is 13,808 square feet of unfinished space.
(3)	In addition to net rentable square feet there is also space that we occupy or serves as common area.
(4)
In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in 2019 to include the entire building.

Real Estate Revenue. Commercial real estate revenue for the three years ended December 31, 2017 includes the following:

Period	Number of Sales	Acres Sold	Average Price Per Acre	Revenue	Gross Profit on Sales
				In millions
2017	9	49	$79,494	$3.9	$1.1
2016	8	17	$123,529	$2.1	$0.8
2015	3	14	$514,285	$7.2	$2.2
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Leasing revenue increased $0.8 million, or 8.2%, and gross profit increased $0.7 million, or 10.4%, during 2017, as compared to 2016. The increase in leasing revenue and gross profit was primarily due to the acquisition of two office buildings in April 2017, as well as new leases at other properties, while cost of leasing revenue remained essentially flat for 2017 and 2016. As of December 31, 2017, we had net rentable square feet of approximately 814,000, of which approximately 709,000 square feet was under lease. As of December 31, 2016, we had net rentable square feet of approximately 602,000, of which approximately 522,000 square feet was under lease.
In connection with our Pier Park North JV, we recognized $5.5 million and $5.4 million of leasing revenue during 2017 and 2016, respectively. As of December 31, 2017, Pier Park North has approximately 306,000 square feet of retail space leased.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2017 we had 9 commercial real estate sales totaling approximately 49 acres for $3.9 million. During 2016 we had 8 commercial real estate sales totaling approximately 17 acres for $2.1 million. During 2016, impairment charges of $0.4 million were included in cost of commercial real estate revenue, related to a commerce park.
Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses. Other operating expenses during 2016, included the settlement of a lease obligation, which resulted in a payment by Pier Park North JV of $0.4 million.
The increase of $0.6 million in depreciation and amortization expense during 2017, as compared to 2016, was primarily due to properties acquired or constructed during 2017.
Interest expense primarily includes interest expense from the Pier Park North JV Refinanced Loan, Construction Loan and interest expense on our CDD debt.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Leasing revenue increased $0.8 million, or 8.9%, and gross profit increased $0.5 million, or 8.1%, during 2016, as compared to 2015, primarily due to the continued commencement of revenue from new store openings in our Pier Park North JV, as well as other new leases. In connection with our Pier Park North JV, we recognized $5.4 million of leasing revenue during 2016, as compared to $4.6 million during 2015. As of December 31, 2016, Pier Park North construction was substantially complete and approximately 298,000 square feet of retail space was leased.
As of December 31, 2016, we had net rentable square feet of approximately 602,000, of which approximately 522,000 square feet was under lease. As of December 31, 2015, we had net rentable square feet of approximately 588,000, of which approximately 490,000 square feet was under lease.
During 2016 we had 8 commercial real estate sales totaling approximately 17 acres for $2.1 million. During 2015 we had 3 commercial real estate sales totaling approximately 14 acres for $7.2 million. During 2016, impairment charges of $0.4 million were included in cost of commercial real estate revenue, related to a commerce park.
Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses. Other operating expenses increased $0.5 million during 2016, as compared to 2015, primarily due to the settlement of a lease obligation in June of 2016, which resulted in a payment by the Pier Park North JV entity of $0.4 million.
Interest expense primarily includes interest expense from the Pier Park North JV Refinanced Loan and interest expense on our CDD debt. Interest expense increased $0.7 million during 2016, as compared to 2015, primarily due to interest expense from the Pier Park North JV Refinanced Loan.

Forestry
The table below sets forth the results of operations of our forestry segment for the three years ended December 31, 2017:

	2017	2016	2015
	In millions
Revenue:
Timber revenue	$5.5	$5.2	$6.7
Real estate revenue - other rural land revenue	1.7	1.4	5.3
Total revenue	7.2	6.6	12.0
Expenses:
Cost of timber revenue	0.8	0.8	0.8
Cost of real estate revenue - other rural land revenue	0.1	0.3	0.5
Other operating expenses	0.4	0.5	0.9
Depreciation and depletion	0.6	0.5	0.6
Total expenses	1.9	2.1	2.8
Operating income	5.3	4.5	9.2
Other income, net	1.3	1.1	1.1
Net income before income taxes	$6.6	$5.6	$10.3
The total tons sold and relative percentages of total tons sold by major type of timber revenue for the three years ended December 31, 2017 are as follows:

	2017		2016		2015
Pine pulpwood	275,000	75.6%	232,000	75.1%	249,000	66.4%
Pine sawtimber	67,000	18.4%	62,000	20.1%	100,000	26.7%
Pine grade logs	19,000	5.2%	13,000	4.2%	24,000	6.4%
Other	3,000	0.8%	2,000	0.6%	2,000	0.5%
Total	364,000	100.0%	309,000	100.0%	375,000	100.0%
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
Timber revenue increased by $0.3 million, or 5.8%, during 2017, as compared to 2016, primarily due to an increase in the number of tons sold, offset by price decreases due to fluctuations in market supply. There were 364,000 tons sold during 2017, as compared to 309,000 tons sold during 2016. The average price per ton sold decreased to $15.45 in 2017, as compared to $16.82 in 2016. Gross margin increased during 2017 to 85.5%, as compared to 84.6% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.
During 2017, we sold approximately 382 acres of rural and timber land for $1.7 million, as compared to approximately 786 acres of rural and timber land for $1.4 million during 2016.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.
Other income, net consists primarily of income from hunting leases and fill dirt sales.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Timber revenue decreased by $1.5 million, or 22.4%, during 2016, as compared to 2015, primarily due to a decrease in the number of tons sold due to fluctuations in market supply. There were 309,000 tons sold during 2016, as compared to 375,000 tons sold during 2015. The average price per ton sold decreased to $16.82 in 2016, as compared to $17.71 in 2015. Gross margin decreased during 2016, to 84.6%, as compared to 88.1% during the same period in 2015, primarily due to fluctuations in product mix and market supply.

During 2016, we sold approximately 786 acres of rural and timber land for $1.4 million, as compared to approximately 3,330 acres of rural and timber land for $5.3 million during 2015.
Other operating expenses include salaries and benefits, property taxes, professional fees, repairs and maintenance and other administrative expenses. Other operating expenses decreased $0.4 million, or 44.4%, during 2016, as compared to 2015, primarily due to a decrease in repair and maintenance expense.
Other income consists primarily of income from hunting leases and fill dirt sales.
Liquidity and Capital Resources
As of December 31, 2017, we had cash and cash equivalents of $192.1 million, compared to $241.1 million as of December 31, 2016. Our cash and cash equivalents at December 31, 2017 includes commercial paper of $160.0 million and $10.5 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2017, we had investments in U.S. Treasury securities of $9.9 million, corporate debt securities of $66.4 million and preferred stock investments of $35.0 million. As of December 31, 2016, we had investments in corporate debt securities of $139.1 million and preferred stock investments of $36.6 million. See Note 4. Investments, included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for additional information regarding our investments.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.
Our real estate investment strategy focuses on projects that meet our investment return criteria. During 2017, we incurred a total of $39.9 million for capital expenditures, which includes $8.4 million related to acquisition and development in our residential real estate projects, $25.2 million for our commercial leasing and sales segment, $4.9 million related to our resorts and leisure segment and $1.3 million related primarily to our forestry segment and corporate expenditures. Our 2018 budgeted capital expenditures are estimated to total $129.6 million, which includes $36.2 million primarily for the development and acquisition of land for our residential real estate projects, $82.7 million for our commercial leasing and sales segment, $9.2 million for our resorts and leisure segment and $1.5 million primarily for our forestry segment and corporate expenditures. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures. We anticipate that these future capital commitments will be funded through new financing arrangements, cash and cash equivalents, short term investments and cash generated from operations.
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of December 31, 2017 and 2016, $47.3 million and $48.1 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for additional information.
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repaying. We have recorded CDD related debt of $7.2 million as of December 31, 2017. Total outstanding CDD debt related to our land holdings was $21.7 million at December 31, 2017, which is comprised of $18.2 million at SouthWood, $2.9 million at the existing Pier Park retail center, and $0.6 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the years ended December 31, 2017 and 2016, we repurchased a total of 8,450,294 and 995,650 shares, respectively, of our common stock outstanding for an aggregate purchase price of $147.4 million and $14.8 million, respectively, including costs. See Note 15. Stockholders' Equity included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K for additional information regarding common stock repurchases related to our Stock Repurchase Program and treasury stock retirement during 2017.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities for the three years ended December 31, 2017 are as follows:

	2017	2016	2015
	In millions
Net cash provided by operating activities	$55.8	$12.9	$22.4
Net cash provided by investing activities	44.4	21.0	445.4
Net cash used in financing activities	(149.2)	(5.6)	(289.5)
Net (decrease) increase in cash and cash equivalents	(49.0)	28.3	178.3
Cash and cash equivalents at beginning of the year	241.1	212.8	34.5
Cash and cash equivalents at end of the year	$192.1	$241.1	$212.8
Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial leasing and sales segment. Net cash provided by operations was $55.8 million in 2017, as compared to $12.9 million in 2016. Net cash provided by operations includes $26.7 million of federal income tax refunds received during 2017. Net cash provided by operations was $12.9 million in 2016, as compared to $22.4 million in 2015. The decrease in net cash provided by operations in 2016 as compared to 2015 is primarily a result of receiving the $19.6 million RiverTown Note payment during 2015, offset by the receipt of $5.0 million for the claim settlement receivable in 2016.
Cash Flows from Investing Activities
Cash flows provided by investing activities primarily includes sales and maturities of investments and investments in assets held by special purpose entities and proceeds from the disposition of assets, partially offset by purchases of investments and capital expenditures for property and equipment used in our operations. During 2017, net cash provided by investing activities was $44.4 million, which includes sales of investments of $174.5 million, maturities of investments of $14.0 million, proceeds from the disposition of assets of $2.5 million and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments of $115.9 million. During 2016, net cash provided by investing activities was $21.0 million, which includes sales of investments of $197.5 million, maturities of investments of $185.0 million and investments and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments of $357.8 million. During 2015, net cash provided by investing activities was $445.4 million, which includes maturities of investments of $410.0 million, sales of investments of $385.7 million and investments and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments of $342.0 million.
Capital expenditures for operating property and property and equipment were $31.4 million, $4.5 million and $9.1 million during 2017, 2016 and 2015, respectively, which were primarily for our resorts and leisure and commercial leasing and sales segments. Capital expenditures for operating property during 2017 included the purchase of two office buildings and construction of a manufacturing facility for lease in Venture Crossings.

Cash Flows from Financing Activities
Net cash used in financing activities was $149.2 million, $5.6 million and $289.6 million for 2017, 2016 and 2015, respectively. Net cash used in financing activities during 2017 included the repurchase of common stock of $147.4 million, capital distribution to non-controlling interest of $2.3 million and principal payments for debt of $1.3 million, partially offset by borrowings on debt of $1.6 million and capital contribution from non-controlling interest of $0.2 million. Net cash used in financing activities during 2016 included the repurchase of common stock of $14.8 million, capital distribution to non-controlling interest of $0.6 million and principal payments for debt of $0.5 million, partially offset by capital contribution from non-controlling interest of $10.4 million. Net cash used in financing activities during 2015 included the repurchase of common stock of $305.0 million, capital distribution to non-controlling interest of $0.1 million, principal payments for debt of $31.9 million and debt issuance costs of $0.7 million, partially offset by borrowings on debt of $48.2 million.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of December 31, 2017, the Refinanced Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. Security on the Refinanced Loan included a remaining $1.3 million short term letter of credit, which was released during October 2017. In connection with the Refinanced Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 11. Debt included in the notes to the consolidated financial statements included in Item 15 of this Form 10-K.
As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $11.1 million for all installment notes monetized through December 31, 2017. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.
At December 31, 2017, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and standby letters of credit of less than $0.1 million, which may potentially result in a liability to us if certain obligations are not met.

Contractual Obligations at December 31, 2017

	Payments due by Calendar Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	In millions
Debt (1)	$56.2	$1.5	$3.1	$3.0	$48.6
Interest related to debt, including Community Development District debt (1)	17.2	2.3	4.3	4.1	6.5
Contractual obligations (2)	9.6	9.6	—	—	—
Other long term liabilities (3)	71.5	—	—	—	71.5
Senior Notes held by special purpose entity (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (4)	92.1	8.0	16.0	16.0	52.1
Total contractual obligations	$426.6	$21.4	$23.4	$23.1	$358.7

(1)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(2)	These aggregate amounts include individual contracts in excess of $0.1 million.
(3)	Other long term liabilities include certain of our deferred federal tax liabilities related to our installment note monetization transactions.
(4)
Senior Notes held by a consolidated special purpose entity. There is no recourse against the Company on the Senior Notes, as recourse is limited to proceeds from the installment note (the “Timber Note”) and the underlying letter of credit held by the special purpose entity. See Note 5. Financial Instruments and Fair Value Measurements, of our consolidated financial statements included in Item 15 of this Form 10-K for further discussion.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and our accounting estimates are subject to change.
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
Long-Lived Assets. Long-lived assets include our investments in operating and development property and property and equipment. We review our long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of our review for impairment of long-lived assets, we review the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in our business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the properties;

•	a change in the expected use or development plans for the properties;

•	a material change in strategy that would affect the fair value of our properties;

•	continuing operating or cash flow losses for an operating property;

•	an accumulation of costs in excess of the projected costs for development or operating property; and

•	any other adverse change that may affect the fair value of the property.
We use varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value, or (iii) determining market resale values.

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
If a property is considered impaired, the impairment charge is determined by the amount the property’s carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values in a given market, (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiple to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.
We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale is then recorded at the lower of their carrying value or fair value less costs to sell.

Investments. We evaluate investments classified as available-for-sale with an unrealized loss to determine if they are other-than-temporary impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until the unrealized loss is recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive (loss) income, unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery. Based on these factors, the unrealized loss related to our investments and restricted investments of $3.2 million was determined to be temporary at December 31, 2017. During 2017, we determined that unrealized losses related to our corporate debt securities and preferred stock were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in our consolidated statements of operations.
Retained interest investments. We have recorded retained interest investments with respect to the monetization of certain installment notes through the use of qualified special purpose entities, which are recorded in other assets in our consolidated balance sheets. At the time of monetization, the initial retained interest recorded was an estimate based on the present value of future excess cash flows expected to be received over the life of the notes, using management’s best estimate of underlying assumptions, including credit risk and discount rates. We recognize investment income over the life of the retained interest using the effective yield method with rates ranging from 3.7%-11.8% based on expected future cash flows. We continue to update the expectation of cash flows to be collected over the term of the notes. Changes to the previously projected cash flows are accounted for prospectively, unless based on management’s assessment of current information and events, it is determined that there is an other-than-temporary impairment. We have not recorded an other-than-temporary impairment related to our retained interest investments during the three years ended December 31, 2017.
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
A valuation allowance is recorded, if based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from net loss carryforwards.
As of December 31, 2017 and 2016, we had a state net operating loss carryforward of $391.7 million and $427.3 million, respectively, and no federal net operating loss carryforwards. The state net operating loss is available to offset future taxable income through 2037. As of December 31, 2017, based on the timing of reversal of future taxable amounts and our history of losses, we do not believe that we have met the requirements to realize the benefits of certain of our deferred tax assets; therefore, we have maintained a valuation allowance of $5.0 million for these deferred tax assets at December 31, 2017. We had a federal AMT credit carryforward of $13.5 million as of December 31, 2016. During 2017, $5.1 million of the AMT credit was utilized, leaving a remaining balance of $8.4 million as of December 31, 2017. This AMT credit was reclassified as an income tax receivable following the enactment of the Tax Act in December 2017 and is refundable to us in the years 2018 through 2021.
Variable Interest Entities. In connection with a real estate sale in 2014, two special purpose entities were created, Northwest Florida Timber Finance, LLC (“NFTF”) and a buyer sponsored special purpose entity, Panama City Timber Finance Company, LLC (“Buyer SPE”). We own the equity interest in NFTF, but no equity interest in the Buyer SPE. Both the Buyer SPE and NFTF are distinct legal entities and the assets of the Buyer SPE and NFTF are not available to satisfy our liabilities or obligations and the liabilities of the Buyer SPE and NFTF are not our liabilities or obligations. In the event that proceeds from the financial instruments are insufficient to settle all of the liabilities of the Buyer SPE or NFTF, we are not obligated to contribute any funds to either the Buyer SPE or NFTF.

We have determined that we are the primary beneficiary of the Buyer SPE and NFTF, and therefore, the Buyer SPE’s and NFTF’s assets and liabilities are consolidated in our financial statements as of December 31, 2017. The carrying amounts of the Buyer SPE’s and NFTF’s assets and non-recourse liabilities were $210.9 million and $179.4 million, respectively, as of December 31, 2017. The consolidated assets of the Buyer SPE and NFTF consist of a $200.0 million time deposit that pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.6 million, cash of $0.4 million and accrued interest of $2.9 million. The consolidated liabilities include the Senior Notes issued by NFTF of $176.5 million, net of the $3.5 million discount and debt issuance costs and $2.9 million of accrued interest expense on the Senior Notes.
Our consolidated statements of operations for the year ended December 31, 2017 includes $8.2 million of interest income on the time deposit and amortization of the discounts on the U.S. Treasuries and $8.8 million of interest expense for the Senior Notes and amortization of the discount and issuance costs related to the Buyer SPE and NFTF.
Recently Adopted Accounting Pronouncements
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09 that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted the new guidance as of January 1, 2017. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.
Consolidation
In October 2016, the FASB issued ASU 2016-17 that amends the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. We adopted the new guidance as of January 1, 2017. The adoption of this guidance had no impact on our financial condition, results of operations or cash flows.
Business Combinations
In January 2017, the FASB issued ASU 2017-01 that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. This guidance is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted the new guidance as of April 1, 2017. The adoption of this guidance had no impact on our financial condition, results of operations or cash flows.
Recently Issued Accounting Pronouncements
Revenue recognition
In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. We have elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. We have evaluated the impact of adopting this guidance and as a result of this evaluation estimate an adjustment to increase retained earnings by $1.6 million, related to the recognition of lot residuals, marketing fees, and tap and impact fee credits. We also expect an impact to revenue-related disclosures as a result of adopting this guidance.

Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2016-01 will be effective for us January 1, 2018 and implemented using a cumulative-effect adjustment to retained earnings as of the date of adoption. We have evaluated the impact of the adoption of this guidance, and as a result of this evaluation, determined the change in the fair value of our equity investments after January 1, 2018, will be recognized in the consolidated statements of operations rather than the consolidated statements of comprehensive income (loss), and estimate a cumulative-effect adjustment to reduce retained earnings by $0.9 million.
Leases
In February 2016, the FASB issued ASU 2016-02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018-01 which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. The new guidance will be effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.
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
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 that amends the classification of certain cash receipts and cash payments, to reduce the diversity in how these cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted, including adoption in an interim period. As this guidance only affects the classification within the statement of cash flows, it is not currently expected to have an impact on our cash flows.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued ASU 2016-18 that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will be effective for us on January 1, 2018 and is not expected to have a material impact on the Company’s cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02 that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also requires additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income, whether we elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Forward-Looking Statements
This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy, including exploring the sale of our real estate assets opportunistically or when we believe that we can better deploy those resources;

•	our intention to use our land holdings and our cash and cash equivalents and investments to increase recurring revenue while creating long-term value for our shareholders;

•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;

•	our 2018 capital expenditures budget and the timing of benefits of these investments;

•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;

•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;

•	our expectation to continue to be a developer of finished residential lots for sale to builders and retail lots for sale to consumers in our communities;

•	our continued exploration of the concept of establishing some form of an active adult community on our land holdings;

•	our plan to expand the scope and scale of our resorts and leisure assets and services in order to enhance the value and contribution those assets provide;

•
our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy,

•	our expectations regarding opportunities surrounding the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;

•
our belief that by entering into partnerships, joint ventures or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;

•	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;

•
our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in available-for-sale securities, share repurchases, real estate and other strategic investments;

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

•	our ability and the ability of our investment advisor to identify and acquire suitable investments for our investment portfolio that meet our risk and return criteria;

•	significant decreases in the market value of our investments in securities or any other investments;

•	our ability to capitalize on strategic opportunities presented by a growing retirement demographic;

•	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate, including our Northwest Florida holdings;

•	volatility in the consistency and pace of our residential real estate revenue;

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

•	our ability to realize the anticipated benefits of our acquisitions, joint ventures, investments in leasable spaces and operations and share repurchases;

•	our ability to carry out our Stock Repurchase Program in accordance with applicable securities laws;

•	the impact of the recently passed comprehensive tax reform bill on our business and financial condition;

•	our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale;

•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;

•
the sufficiency of our current cash position, anticipated cash flows from cash equivalents and short term investments and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments;

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	Fairholme’s ability to influence major corporate decisions;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•	our ability to receive payments of settlement amounts due under our claims settlement receivable; and

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities, corporate debt securities and certain preferred stocks that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $2.9 million in the market value of our available-for-sale securities as of December 31, 2017. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value and could materially impact our results of operations if a decline in their value is determined to be other-than-temporary.
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
(b)  Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management’s Annual Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d) Report of Independent Registered Public Accounting Firm.
The Stockholders and Board of Directors
The St. Joe Company:
Opinion on Internal Control Over Financial Reporting
We have audited The St. Joe Company and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the consolidated financial statements), and our report dated March 1, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over External Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG
Jacksonville, Florida
March 1, 2018
Certified Public Accountants

Item 9B.     Other Information
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
The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 30, 2018.
Item 11.     Executive Compensation
Information concerning executive compensation will be included in the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 30, 2018 and is incorporated by reference in this Part III.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 30, 2018 and is incorporated by reference in this Part III.
Item 13.     Certain Relationships and Related Transactions and Director Independence
Information concerning certain relationships and related transactions during 2017 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 30, 2018 and is incorporated by reference in this Part III.
Item 14.     Principal Accounting Fees and Services
Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed on or before April 30, 2018 and is incorporated by reference in this Part III.
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

4.2	Form of 4.750% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

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

10.49**
Investment Management Agreement, dated October 9, 2015, between Fairholme Trust Company, LLC and The St. Joe Company (incorporated by reference to Exhibit 10.49 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.)

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

Exhibit Number	Description
10.62†	Summary of Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

101**
The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*	Furnished herewith.
**	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	March 1, 2018	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	March 1, 2018
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	March 1, 2018
Marek Bakun	(Principal Financial Officer)

/s/ Susan D. Mermer	Chief Accounting Officer	March 1, 2018
Susan D. Mermer	(Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	March 1, 2018
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	March 1, 2018
Cesar L. Alvarez

/s/ Howard S. Frank	Director	March 1, 2018
Howard S. Frank

/s/ James S. Hunt	Director	March 1, 2018
James S. Hunt

/s/ Stanley Martin	Director	March 1, 2018
Stanley Martin

/s/ Thomas P. Murphy, Jr.	Director	March 1, 2018
Thomas P. Murphy, Jr.

/s/ Vito S. Portera	Director	March 1, 2018
Vito S. Portera

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders and Board of Directors
The St. Joe Company:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of The St. Joe Company and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules III and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG
We have served as the Company’s auditor since 1990.
Jacksonville, Florida
March 1, 2018
Certified Public Accountants

F 2

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate, net	$332,624	$314,620
Cash and cash equivalents	192,083	241,111
Investments	111,268	175,725
Restricted investments	4,469	5,636
Income tax receivable	8,371	27,057
Claim settlement receivable	5,280	7,804
Other assets	47,133	38,410
Property and equipment, net of accumulated depreciation of $60,697 and $59,404 at December 31, 2017 and 2016, respectively	11,776	8,992
Investments held by special purpose entities	207,989	208,590
Total assets	$920,993	$1,027,945
LIABILITIES AND EQUITY
Liabilities:
Debt	$55,630	$55,040
Other liabilities	47,259	40,950
Deferred tax liabilities, net	48,983	68,846
Senior Notes held by special purpose entity	176,537	176,310
Total liabilities	328,409	341,146
Equity:
Common stock, no par value; 180,000,000 shares authorized; 65,897,866 and 74,342,826 issued and outstanding at December 31, 2017 and 2016, respectively	424,694	572,040
Retained earnings	154,324	94,746
Accumulated other comprehensive (loss) income	(1,461)	2,507
Total stockholders’ equity	577,557	669,293
Non-controlling interest	15,027	17,506
Total equity	592,584	686,799
Total liabilities and equity	$920,993	$1,027,945
See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which include the Pier Park North JV, Pier Park Crossings JV, Windmark JV, LLC (“Windmark JV”), Artisan Park, L.L.C., Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 11. Debt.

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate	$58,441	$63,362
Cash and cash equivalents	5,084	3,965
Other assets	11,889	13,209
Investments held by special purpose entity	207,989	208,590
	$283,403	$289,126
LIABILITIES
Debt	$46,783	$47,519
Other liabilities	4,357	4,275
Senior Notes held by special purpose entity	176,537	176,310
Total liabilities	$227,677	$228,104
See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Real estate revenue	$27,717	$23,397	$33,704
Resorts and leisure revenue	54,820	57,284	54,488
Leasing revenue	10,637	9,858	8,978
Timber revenue	5,622	5,205	6,701
Total revenue	98,796	95,744	103,871
Expenses:
Cost of real estate revenue	15,370	8,036	16,399
Cost of resorts and leisure revenue	47,816	50,229	47,069
Cost of leasing revenue	3,199	3,108	2,792
Cost of timber revenue	809	821	834
Other operating and corporate expenses	20,382	23,019	33,426
Depreciation, depletion and amortization	8,885	8,571	9,486
Total expenses	96,461	93,784	110,006
Operating income (loss)	2,335	1,960	(6,135)
Other income (expense):
Investment income, net	35,410	17,776	22,688
Interest expense	(12,145)	(12,295)	(11,429)
Claim settlement	—	12,548	—
Sale of vacation rental management, net	9,800	—	—
Other income (expense), net	5,955	2,622	(6,287)
Total other income, net	39,020	20,651	4,972
Income (loss) before income taxes	41,355	22,611	(1,163)
Income tax benefit (expense)	17,881	(7,147)	(808)
Net income (loss)	59,236	15,464	(1,971)
Net loss attributable to non-controlling interest	342	431	240
Net income (loss) attributable to the Company	$59,578	$15,895	$(1,731)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	70,548,411	74,457,541	87,827,869
Net income (loss) per share attributable to the Company	$0.84	$0.21	$(0.02)
See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income (loss):	$59,236	$15,464	$(1,971)
Other comprehensive (loss) income, net of tax:
Available-for-sale investment items:
Net unrealized gain on available-for-sale investments	2,015	5,997	5,650
Net unrealized loss on restricted investments	(9)	(6)	—
Reclassification of net realized gain included in earnings	(10,750)	(795)	(5,311)
Reclassification of other-than-temporary impairment loss included in earnings	2,288	—	—
Total before income taxes	(6,456)	5,196	339
Income tax benefit (expense)	2,488	(2,003)	300
Total other comprehensive (loss) income, net of tax	(3,968)	3,193	639
Total comprehensive income (loss), net of tax	$55,268	$18,657	$(1,332)
See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2014	92,302,636	$892,237	$80,582	$(1,325)	$(285)	$8,492	$979,701
Issuance of common stock for director fees	9,660	150	—	—	—	—	150
Repurchase of common shares	(16,982,739)	—	—	—	(305,004)	—	(305,004)
Capital distribution to non-controlling interest	—	—	—	—	—	(68)	(68)
Other comprehensive income	—	—	—	639	—	—	639
Net loss	—	—	(1,731)	—	—	(240)	(1,971)
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Capital contribution from non-controlling interest	—	—	—	—	—	10,353	10,353
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Issuance of common stock for director’s fees	8,919	131	—	—	—	—	131
Reduction in excess tax benefits on stock options	—	(369)	—	—	—	—	(369)
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Retirement of treasury stock	—	(320,109)	—	—	320,109	—	—
Other comprehensive income	—	—	—	3,193	—	—	3,193
Net income	—	—	15,895	—	—	(431)	15,464
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799
Capital contribution from non-controlling interest	—	—	—	—	—	193	193
Capital distribution to non-controlling interest	—	—	—	—	—	(2,330)	(2,330)
Issuance of common stock for director’s fees	5,334	76	—	—	—	—	76
Repurchase of common shares	(8,450,294)	—	—	—	(147,422)	—	(147,422)
Retirement of treasury stock	—	(147,422)	—	—	147,422	—	—
Other comprehensive loss	—	—	—	(3,968)	—	—	(3,968)
Net income	—	—	59,578	—	—	(342)	59,236
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$59,236	$15,464	$(1,971)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, depletion and amortization	8,885	8,571	9,486
Stock based compensation	76	131	150
Gain on sale of investments	(10,750)	(795)	(5,311)
Other-than-temporary impairment loss on investments	2,288	—	—
Deferred income tax (benefit) expense	(17,375)	29,627	2,323
Impairment losses on investment in real estate	714	357	—
Loss on disposal of real estate and property and equipment	887	9	77
Gain on sale of vacation rental management	(9,800)	—	—
Cost of real estate sold	13,727	6,489	14,584
Expenditures for and acquisition of real estate to be sold	(8,475)	(8,335)	(8,378)
Accretion income and other	(3,159)	(2,792)	(1,780)
Changes in operating assets and liabilities:
Notes receivable	(2,596)	694	21,780
Claim settlement receivable	2,741	(7,804)	—
Other assets	(3,667)	(1,576)	(3,650)
Other liabilities	4,734	(2,384)	(3,395)
Income taxes receivable	18,300	(24,782)	(1,497)
Net cash provided by operating activities	55,766	12,874	22,418
Cash flows from investing activities:
Expenditures for operating property	(28,400)	(3,226)	(6,619)
Expenditures for property and equipment	(3,005)	(1,297)	(2,468)
Proceeds from the disposition of assets	2,518	3	—
Purchases of investments	(115,944)	(357,787)	(341,994)
Maturities of investments	13,988	185,000	410,000
Sales of investments	174,507	197,548	385,695
Maturities of assets held by special purpose entities	787	787	787
Net cash provided by investing activities	44,451	21,028	445,401
Cash flows from financing activities:
Capital contribution from non-controlling interest	193	10,353	—
Capital distribution to non-controlling interest	(2,330)	(600)	(68)
Repurchase of common shares	(147,422)	(14,820)	(305,004)
Borrowings on debt	1,624	—	48,200
Principal payments for debt	(1,290)	(497)	(31,942)
Debt issuance costs	(20)	—	(747)
Net cash used in financing activities	(149,245)	(5,564)	(289,561)
Net (decrease) increase in cash and cash equivalents	(49,028)	28,338	178,258
Cash and cash equivalents at beginning of the year	241,111	212,773	34,515
Cash and cash equivalents at end of the year	$192,083	$241,111	$212,773
See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash paid during the period for:
Interest	$11,823	$11,811	$10,569
Income taxes	$5,430	$2,302	$—

Non-cash financing and investment activities:
Increase in notes receivable - PCR Note	$(5,000)	$—	$—
Increase (decrease) in Community Development District debt	$174	$955	$(768)
Decrease in pledged treasury securities related to defeased debt	$—	$—	$(25,670)
Expenditures for operating properties and property and equipment financed through accounts payable	$2,525	$139	$1,138
See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida.
The Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) resorts and leisure, 3) commercial leasing and sales and 4) forestry.
In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts and leisure 4) leasing operations and 5) forestry. Commencing in the fourth quarter of 2017, the Company’s commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All prior years’ segment information has been reclassified to conform to the 2017 presentation. The change in reporting segments has no effect on the consolidated balance sheets, statements of operations, statements of comprehensive income (loss) or statements of cash flows for the periods presented. See Note 19. Segment Information.
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
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs. See Note 10. Real Estate Joint Ventures.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, real estate impairment assessments, investments, other-than-temporary impairment assessments, retained interest investments, accruals and deferred income taxes. Actual results could differ from those estimates.
Investment in Real Estate
The Company capitalizes costs directly associated with development and construction of identified real estate projects. The Company also capitalizes those indirect costs that relate to the projects under development or construction. These indirect costs include construction and development administration, legal fees, capitalized interest, and project administration to the extent that such costs are related to a specific project. Interest is capitalized (up to total interest expense) based on the amount of underlying borrowings and real estate taxes are capitalized on real estate projects under development.
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

F 10

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
Depreciation is computed on the straight-line method over the estimated economic lives of the assets, as follows:

Estimated Useful Life (in years)
Land	N/A
Land improvements	15 - 20
Buildings	20-40
Building improvements	5-25
Timber	N/A
Building improvements are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated economic life of the assets.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, bank demand accounts, money market instruments and short term commercial paper having original maturities at acquisition date, of ninety days or less.
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
The Company evaluates investments classified as available-for-sale with an unrealized loss to determine if they are other-than- temporarily impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until the unrealized loss is recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive (loss) income, unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery.

F 11

Restricted Investments
The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated balance sheets until they are allocated to current or future 401(k) plan participants for up to the next four years. See Note 17. Employee Benefit Plan.
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
Receivables
The Company’s receivables include primarily the PCR Note, Pier Park CDD notes, homebuilder notes and claim settlement receivable. The Company evaluates the carrying value of receivables at each reporting date. Receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates. As of December 31, 2017 and 2016 there were no collectability issues.
Long-Lived Assets
Long-lived assets include the Company’s investments in operating and development property and property and equipment. The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As part of the Company’s review for impairment of its long-lived assets, the Company reviews the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecasted results contained in the Company’s business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;

•	a change in the expected use or development plans for the Company’s properties;

•	a material change in strategy that would affect the fair value of the Company’s properties;

•	continuing operating or cash flow loss for an operating property;

•	an accumulation of costs in excess of the projected costs for development or operating property; and

•	any other adverse change that may affect the fair value of the property.
The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.

F 12

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
If a property is considered impaired, the impairment charge is determined by the amount the property’s carrying value exceeds its fair value. The Company uses varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values in a given market (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiplier to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property, or a combination thereof.
The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair value less estimated costs to sell.

F 13

Timber Inventory
The Company estimates its standing timber inventory on an annual basis utilizing a process referred to as a “timber cruise.” Specifically, the Company conducts field measurements of the number of trees, tree height and tree diameter on a sample area equal to approximately 20% of our timber holdings each year. Inventory data is used to calculate volumes and products along with growth projections to maintain accurate data.  Industry practices are used for modeling including growth projections, volume and product classifications.  A depletion rate is established annually by dividing merchantable inventory cost by standing merchantable inventory volume.
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
Income Taxes
The Company’s provision for income taxes includes the current tax owed on the current period earnings, as well as a deferred provision, which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.
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
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with regional financial institutions and as of December 31, 2017 these balances exceed the amount of FDIC insurance provided on such deposits by $18.6 million. In addition, as of December 31, 2017, the Company had $9.9 million invested in U.S. Treasury securities, $66.4 million invested in six issuers of corporate debt securities that are non-investment grade and $35.0 million invested in five issuers of preferred stock that are non-investment grade, as well as investments of $160.0 million in short term commercial paper from twelve issuers.

F 14

Earnings Per Share
Basic and diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding for the period. For the three years ended December 31, 2017, basic and diluted average shares outstanding were the same and there were no outstanding common stock equivalents as of December 31, 2017 or 2016. Non-vested restricted stock is included in outstanding shares at the time of grant.
Revenue and Revenue Recognition
Revenue consists primarily of real estate sales, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.
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
The buyer’s minimum initial investment requirement is typically the receipt of cash for approximately twenty to twenty-five percent of the sales value depending on the type and use of the property purchased. If the minimum initial investment requirement is not met, revenue may be deferred, depending on the circumstances.
As part of the purchase price consideration for a homesite from sales to homebuilders, the Company may receive a percentage of the sale price of the completed home if the home price or gross profit of the home exceeds a negotiated threshold. These lot residuals are recognized in revenue when consideration is received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite. Effective January 1, 2018, with the adoption of ASU 2014-09, estimated lot residuals, marketing fees and tap and impact fees will be recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period.
Resorts and Leisure Revenue
Resorts and leisure revenue includes service and rental fees associated with the WaterColor Inn and the Company’s vacation rental programs in WaterColor, WaterSound Beach and surrounding communities. In addition, other resorts and leisure revenue includes club memberships, membership reservations, daily play at golf courses, merchandise sales, food and beverage sales, marina boat slip rentals, fuel sales, and management services of The Pearl Hotel. The revenue is generally recognized as services are provided. Vacation rental revenue includes the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee is remitted to the homeowner and presented in cost of resorts and leisure revenue. The Company is the principal in its vacation rental management business and has determined that it is the primary obligor to the guest, as it has sole discretion in establishing prices and provides the majority of the services to the guest. As discussed further in Note 7. Sale of Vacation Rental Management, the Company sold its short term vacation rental management business during December 2017. Club membership revenue is recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period. Revenue generated from the Company’s management services of The Pearl Hotel includes a management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit.

F 15

Leasing Revenue
Leasing revenue consists of long term rental revenue from retail, office and commercial operations, cell towers, and other assets, which is recognized as earned, using the straight-line method over the life of each lease. Leasing revenue includes properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings, and other properties. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant.
Minimum future base rents on non-cancelable leases for the next five years are:

2018	$10,189
2019	9,718
2020	9,073
2021	8,632
2022	8,339
$45,951
Forestry Product Revenue
Revenue from the sale of the Company’s forestry products is primarily derived from either pay-as-cut sales contracts or timber bid sales. Under a pay-as-cut sales contract, the risk of loss and title to the specified timber transfers to the buyer when cut by the buyer, and the buyer or some other third party is responsible for all logging and hauling costs, if any.
Timber bid sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e., mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations.
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
Business Combinations
In January 2017, the FASB issued ASU 2017-01 that clarifies the definition of a business for entities that must determine whether a business has been acquired or sold. This guidance is intended to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted the new guidance as of April 1, 2017. The adoption of this guidance had no impact on the Company’s financial condition, results of operations or cash flows.

F 16

Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The new guidance will be effective for annual and interim periods beginning after December 15, 2017. The Company has elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. The Company has evaluated the impact of adopting this guidance and as a result of this evaluation estimate an adjustment to increase retained earnings by $1.6 million, related to the recognition of lot residuals, marketing fees, and tap and impact fee credits. The Company also expects an impact to revenue-related disclosures as a result of adopting this guidance.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments will change as a result of the new guidance, which is effective for interim and annual reporting periods beginning after December 15, 2017. ASU 2016-01 will be effective for the Company January 1, 2018 and implemented using a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company has evaluated the impact of the adoption of this guidance, and as a result of this evaluation, determined the change in the fair value of its equity investments after January 1, 2018, will be recognized in the consolidated statements of operations rather than the consolidated statements of comprehensive income (loss), and estimate a cumulative-effect adjustment to reduce retained earnings by $0.9 million.
Leases
In February 2016, the FASB issued ASU 2016-02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018-01 which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. The new guidance will be effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.
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

F 17

Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued ASU 2016-18 that requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a material impact on the Company’s cash flows.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02 that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also requires additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income, whether the Company elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.
3. Investment in Real Estate
Real estate by property type and segment includes the following:

	December 31, 2017	December 31, 2016
Development property:
Residential real estate	$100,279	$101,292
Resorts and leisure	4,131	263
Commercial leasing and sales	53,896	58,364
Forestry	2,488	2,492
Corporate	2,571	2,438
Total development property	163,365	164,849

Operating property:
Residential real estate	7,344	8,097
Resorts and leisure	103,616	107,029
Commercial leasing and sales	110,491	82,336
Forestry	19,510	19,608
Other	50	50
Total operating property	241,011	217,120
Less: Accumulated depreciation	71,752	67,349
Total operating property, net	169,259	149,771
Investment in real estate, net	$332,624	$314,620
Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Resorts and leisure development property consists of the improvement and expansion of existing beach club property, land and development costs and improvements to existing restaurant property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the commercial leasing and sales and resorts and leisure segments will be reclassified as operating property as it is placed into service.

F 18

Operating property includes the following components:

	December 31, 2017	December 31, 2016
Land and land improvements	$77,788	$73,239
Buildings and building improvements	152,272	133,678
Timber	10,951	10,203
	241,011	217,120
Less: Accumulated depreciation	71,752	67,349
Total operating property, net	$169,259	$149,771
Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, certain vacation rental properties, golf courses, a beach club and marinas. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, Venture Crossings, and Beckrich Office Park as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.
Depreciation expense related to real estate investments was $6.2 million, $6.0 million and $6.2 million in 2017, 2016 and 2015, respectively. Depletion and amortization expense related to our timber operations was $0.5 million in each of 2017, 2016 and 2015.
4. Investments
At December 31, 2017, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
U.S. Treasury securities	$9,892	$—	$22	$9,870
Corporate debt securities	67,781	411	1,817	66,375
Preferred stock	35,955	423	1,355	35,023
	113,628	834	3,194	111,268
Restricted investments:
Short-term bond	4,264	—	13	4,251
Money market fund	218	—	—	218
	4,482	—	13	4,469
	$118,110	$834	$3,207	$115,737
At December 31, 2016, investments and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investments:
Corporate debt securities	$135,590	$5,311	$1,769	$139,132
Preferred stock	36,048	656	111	36,593
	171,638	5,967	1,880	175,725
Restricted investments:
Short-term bond	4,232	—	6	4,226
Money market fund	1,410	—	—	1,410
	5,642	—	6	5,636
	$177,280	$5,967	$1,886	$181,361

F 19

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, which wholly owns FCM and FTC. Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of December 31, 2017, clients of FCM and FTC beneficially owned approximately 42.33% of the Company’s common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 43.95% of the Company’s common stock. FCM and its client The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.
Prior to October 31, 2017, Mr. Berkowitz served on the Sears Holding Corporation board of directors, which may have been deemed an affiliate of FCM, or the Company. On October 31, 2017, Mr. Berkowitz stepped down from the Sears Holding Corporation board of directors.
Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board and also serve as directors of Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.
Pursuant to the terms of the Investment Management Agreement, as amended, with the Company, FTC agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash and cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.
During 2017, net realized gains from the sale of available-for-sale securities were $10.7 million, proceeds from the sale of available-for-sale securities were $174.5 million and proceeds from the maturity of available-for-sale securities were $14.0 million. During 2016, net realized gains from the sale of available-for-sale securities were $0.8 million, proceeds from the sale of available-for-sale securities were $197.5 million and proceeds from the maturity of available-for-sale securities were $185.0 million.
The following table provides the U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments unrealized loss position and related fair values:

	As of December 31, 2017				As of December 31, 2016
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments:
U.S. Treasury securities	$9,870	$22	$—	$—	$—	$—	$—	$—
Corporate debt securities	15,515	691	29,595	1,126	64,516	1,410	6,971	359
Preferred stock	11,263	1,337	1,986	18	—	—	153	111
Restricted investments:
Short-term bond	—	—	4,251	13	4,226	6	—	—
	$36,648	$2,050	$35,832	$1,157	$68,742	$1,416	$7,124	$470
As of December 31, 2017, the Company had unrealized losses of $3.2 million related to U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments. The Company had unrealized losses of $1.9 million as of December 31, 2016 related to corporate debt securities, preferred stock and restricted investments. As of December 31, 2017 and 2016, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During 2017, the Company determined that unrealized losses related to its corporate debt securities and preferred stock were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in the Company's consolidated statements of operations.

F 20

The net carrying value and estimated fair value of investments and restricted investments classified as available-for-sale at December 31, 2017, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$11,892	$11,852
Due after one year through five years	65,713	64,332
Due after five year through ten years	68	61
	77,673	76,245
Preferred stock	35,955	35,023
Restricted investments	4,482	4,469
	$118,110	$115,737
5. Financial Instruments and Fair Value Measurements
Fair Value Measurements
The financial instruments measured at fair value on a recurring basis at December 31, 2017 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,505	$—	$—	$10,505
Commercial paper	159,970	—	—	159,970
	170,475	—	—	170,475
Investments:
U.S. Treasury securities	9,870	—	—	9,870
Corporate debt securities	—	66,375	—	66,375
Preferred stock	10,717	24,306	—	35,023
	20,587	90,681	—	111,268
Restricted investments:
Short-term bond	4,251	—	—	4,251
Money market fund	218	—	—	218
	4,469	—	—	4,469
	$195,531	$90,681	$—	$286,212

F 21

The financial instruments measured at fair value on a recurring basis at December 31, 2016 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$86,236	$—	$—	$86,236
Commercial paper	129,671	—	—	129,671
	215,907	—	—	215,907
Investments:
Corporate debt securities	57,788	81,344	—	139,132
Preferred stock	19,177	17,416	—	36,593
	76,965	98,760	—	175,725
Restricted investments:
Short-term bond	4,226	—	—	4,226
Money market fund	1,410	—	—	1,410
	5,636	—	—	5,636
	$298,508	$98,760	$—	$397,268
Money market funds, commercial paper, U.S. Treasury securities, certain preferred stocks and short-term bonds were measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. In addition, during 2016 certain corporate debt securities were also classified as level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.
The Company’s corporate debt securities and certain preferred stocks are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that certain corporate debt securities and certain preferred stocks are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2017 and 2016, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 17. Employee Benefit Plan.
Long-lived Assets
The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company’s assets measured at fair value on a nonrecurring basis are those assets for which the Company has recorded valuation adjustments and impairments during the year. During 2017, the Company recorded an impairment charge of $0.7 million included in cost of resorts and leisure revenue, related to a non-strategic resorts and leisure asset. During 2016, the Company recorded an impairment charge of $0.4 million, included in cost of real estate revenue, related to a commercial leasing and sales property. During 2015 there were no impairments.

F 22

Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Company’s retained interest investments is based on the present value of the expected future cash flows at the effective yield.

•	The fair value of the Investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the Investments held by SPE - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.
The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2017			December 31, 2016
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Retained interest investments	$11,147	$14,106	3	$10,635	$13,669	3
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$7,989	$7,797	1	$8,590	$8,398	1
Liabilities
Senior Notes held by SPE	$176,537	$198,530	3	$176,310	$199,691	3
Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s consolidated financial statements as of December 31, 2017 and 2016. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.8 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.1 million and $10.6 million as of December 31, 2017 and 2016, respectively, recorded in other assets on the Company’s consolidated balance sheets.
Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2017, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.6 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2017 consist of $176.5 million, net of the $3.5 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

F 23

6. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill which occurred on April 20, 2010. In exchange for this release, the Company will receive $13.2 million, from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred. In October 2017 and 2016, the Company received payments of $2.7 million and $5.0 million, respectively. The remaining settlement amount will be made in payments of $2.7 million due in October 2018 and 2019. The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in the Company’s consolidated statements of operations for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the year ended December 31, 2017 and the period from March 24, 2016 to December 31, 2016 was $0.2 million and $0.3 million, respectively.
7. Sale of Vacation Rental Management
In December 2017, the Company entered into and consummated the PCR Purchase Agreement with PCR for the sale of the Company’s short term vacation rental management business. The PCR Purchase Agreement contained representations and warranties, confidentiality and indemnification provisions of the type customarily found in these types of transactions. The Company also has a limited right of first refusal on any third party offer to purchase the vacation rental management business that will end upon the earlier of (i) 18 months after the date of the PCR Rentals Sale or (ii) the later of (x) the date of payoff of the PCR Note and (y) nine months after the date of the PCR Rentals Sale.
The Company received proceeds of approximately $9.9 million, which resulted in a net gain of $9.8 million, from the PCR Rentals Sale, consisting of approximately $4.9 million in cash and transfer of liabilities and $5.0 million in the form of a promissory note secured by certain assets of PCR. The PCR Note bears interest at 10% per annum and matures on December 31, 2020, unless it matures earlier upon acceleration, by prepayment or otherwise. See Note 8. Other Assets for additional information. On February 14, 2018, the PCR Note was paid in full.
8. Other Assets
Other assets consist of the following:

	December 31, 2017	December 31, 2016
Retained interest investments	$11,147	$10,635
Accounts receivable, net	8,460	4,625
Notes receivable	9,522	1,926
Prepaid expenses	6,625	5,685
Straight line rent	3,804	3,812
Other assets	4,637	8,789
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$47,133	$38,410

F 24

Notes receivable consists of the following:

	December 31, 2017	December 31, 2016
PCR Note, secured by certain assets, 10% interest rate, principal payments due beginning September 2018 per agreed upon schedule, and any remaining amount outstanding is due by December 2020, paid in full February 2018	$5,000	$—
Pier Park Community Development District notes, non-interest bearing, due September 2022	1,527	1,684
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due November 2018 and any remaining amount outstanding is due by November 2019	1,060	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	904	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	857	—
Interest bearing homebuilder notes, secured by the real estate sold — 4.0% interest rate, due December 2016, paid January 2017	—	33
Various mortgage notes, secured by certain real estate, bearing interest at various rates	174	209
Total notes receivable	$9,522	$1,926
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of December 31, 2017 and 2016, there was no allowance for doubtful notes receivable.
9. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Railroad and equipment	$33,626	$33,626
Furniture and fixtures	22,552	19,191
Machinery and equipment	9,468	8,998
Office equipment	5,322	5,154
Autos and trucks	1,012	1,075
	71,980	68,044
Less: Accumulated depreciation	60,697	59,404
	11,283	8,640
Construction in progress	493	352
Total property and equipment, net	$11,776	$8,992
Depreciation expense on property and equipment was $1.9 million, $2.1 million and $2.8 million in 2017, 2016 and 2015, respectively.
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

F 25

Consolidated Real Estate Joint Ventures
In April 2017, the Company entered into a joint venture agreement to develop, manage and lease apartments in Panama City Beach, Florida. The joint venture parties are working together to design, develop and construct a 240 unit multi-family apartment home community. The community will be located on land in the Pier Park area that is currently owned by the Company and will be contributed to the joint venture. During the fourth quarter of 2017, the Company’s equity interest in the consolidated joint venture increased from 65.0% to 75.0%. The Company’s partners are responsible for the day-to- day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2017.
In December 2016, the Company entered into a joint venture agreement, pursuant to which the Company sold to Windmark JV all of its interest in the WindMark Beach project. As of December 31, 2017 and 2016, the Company owned a 49.0% equity interest in the consolidated joint venture. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the WindMark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of December 31, 2017 and 2016.
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2017 and 2016, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2017 and 2016.
In addition, the Company is the primary beneficiary of Artisan Park, L.L.C., another real estate joint venture, that is consolidated within the financial results of the Company. The Company is entitled to 74.0% of the profit or loss of this VIE and is responsible for the day-to-day activities of the joint venture.
Unconsolidated Real Estate VIE
As of December 31, 2017 and 2016, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of the ALP’s change in accounting.
Financial information for ALP is provided to the Company on a delayed basis. The summarized information as of September 30, 2017 and December 31, 2016 includes total assets of $10.8 million and $11.5 million, respectively, total liabilities of $0.5 million and $0.6 million, respectively and total equity of $10.3 million and $10.9 million, respectively. For the nine months ended September 30, 2017, 2016 and 2015 ALP reported a net loss of $0.6 million, $0.8 million and $2.7 million, respectively.
11. Debt
Debt consists of the following as of December 31, 2017:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$47,295	$512	$46,783
Community Development District debt, secured by certain real estate or other collateral, due May 2031 — May 2039, bearing interest at 3.6% to 7.0%	7,241	—	7,241
Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.3% at December 31, 2017)	1,624	18	1,606
Total debt	$56,160	$530	$55,630

F 26

Debt consists of the following as of December 31, 2016:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced Loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$48,132	$613	$47,519
Community Development District debt, secured by certain real estate or other collateral, due May 2031 — May 2039, bearing interest at 3.4% to 7.0%	7,521	—	7,521
Total debt	$55,653	$613	$55,040
In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan. As of December 31, 2017, the Refinanced Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. Security on the Refinanced Loan also included a remaining $1.3 million short term letter of credit, which was released during October 2017. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.
CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repaying. The Company’s total outstanding CDD debt was $21.7 million and $22.6 million at December 31, 2017 and 2016, respectively. The Company pays interest on this total outstanding CDD debt.
In March 2017, a wholly owned subsidiary of the Company entered into a $1.6 million Construction Loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida. The Construction Loan provides for interest only payments during the first twelve months and principal and interest payments thereafter with a final balloon payment at maturity. The Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Construction Loan until the project meets certain cash flow stabilization requirements.
The aggregate maturities of debt subsequent to December 31, 2017 are:

December 31, 2017
2018	$1,487
2019	1,533
2020	1,536
2021	1,517
2022	1,495
Thereafter	48,592
$56,160

F 27

12. Other Liabilities
Other liabilities consist of the following:

	December 31, 2017	December 31, 2016
Accounts payable	$7,524	$4,376
Accrued compensation	2,664	2,655
Deferred revenue	17,864	15,289
Membership deposits and initiation fees	9,704	7,384
Advance deposits	1,468	3,419
Other accrued liabilities	5,185	4,977
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$47,259	$40,950
Deferred revenue at December 31, 2017 and 2016 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.
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
13. Income Taxes
Income tax (benefit) expense for the years ended December 31, 2017, 2016, and 2015 consist of the following:

	2017	2016	2015
Current:
Federal	$7,418	$(22,416)	$(1,377)
State	48	(64)	(138)
Total	7,466	(22,480)	(1,515)
Deferred:
Federal	(23,512)	29,796	2,261
State	(1,835)	(169)	62
Total	(25,347)	29,627	2,323
Income tax (benefit) expense	$(17,881)	$7,147	$808

Total income tax (benefit) expense for the years ended December 31, 2017, 2016, and 2015 was allocated in the consolidated financial statements as follows:

	2017	2016	2015
Income tax (benefit) expense	$(17,881)	$7,147	$808
Income tax recorded in accumulated other comprehensive (loss) income
Income tax (benefit) expense	(2,488)	2,003	(300)
Total income tax (benefit) expense	$(20,369)	$9,150	$508

F 28

Income tax (benefit) expense attributable to income (loss) from operations differed from the amount computed by applying the statutory federal income tax rate of 35% to pre-tax income or loss as a result of the following:

	2017	2016	2015
Tax at the statutory federal rate	$14,594	$8,065	$(323)
State income taxes (net of federal benefit)	1,340	806	(32)
Decrease in valuation allowance, net	(142)	(941)	(164)
Fees and expenses for SEC investigation	—	—	1,092
Change in statutory federal rate to 21%	(33,542)	—	—
Dividend received deduction	(530)	(40)	—
Other	399	(743)	235
Total income tax (benefit) expense	$(17,881)	$7,147	$808

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
State net operating loss carryforwards	$17,237	$14,956
Alternative minimum tax credit carryforward	—	13,477
Impairment losses	41,837	63,108
Prepaid income from land sales	3,734	5,461
Other	322	—
Total gross deferred tax assets	63,130	97,002
Valuation allowance	(4,993)	(5,135)
Total net deferred tax assets	58,137	91,867
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	525	647
Deferred gain on land sales and involuntary conversions	19,671	28,920
Installment sales	85,769	127,260
Pension Plan assets transferred to the 401(k) Plan	1,155	2,170
Other	—	1,716
Total gross deferred tax liabilities	107,120	160,713
Net deferred tax liabilities	$(48,983)	$(68,846)
As of December 31, 2017 and 2016, the Company had state net operating loss carryforwards of $391.7 million and $427.3 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2037. The Company had a federal AMT credit carryforward of $13.5 million as of December 31, 2016. During 2017, $5.1 million of the AMT credit was utilized, leaving a remaining balance of $8.4 million as of December 31, 2017. This AMT credit was reclassified as an income tax receivable following the enactment of the Tax Act in December 2017 and is refundable to the Company in the years 2018 through 2021.
The Tax Act was enacted on December 22, 2017 and changed many aspects of U.S. corporate income taxation including reducing the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company recognized the tax effects of the Tax Act during the year ended December 31, 2017, which included a $33.5 million income tax benefit from the reassessment of net deferred tax balances to reflect the newly enacted tax rate.
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

F 29

As of December 31, 2017 and 2016, based on the timing of reversal of future taxable amounts and the Company’s history of losses, management believes it has not met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company has maintained a valuation allowance of $5.0 million and $5.1 million, respectively. As of December 31, 2017, management believes it has not met the requirements to realize the benefits for a portion of its deferred tax assets for state net operating loss carryforwards; therefore, the Company has maintained a valuation allowance of $5.0 million for these deferred tax assets.
The Company had approximately $1.7 million of total unrecognized tax benefits as of both December 31, 2017 and 2016. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.
In December 2016, the Company entered into a joint venture agreement, pursuant to which the Company sold to Windmark JV all of its interest in the WindMark Beach project. The sale of the WindMark Beach project created a net taxable loss for the Company in 2016. The loss was carried back to 2014 for a federal income tax refund of $21.9 million, which was received during 2017. In addition, the Company received a federal tax refund for 2016 of $4.4 million during 2017.
There were no penalties required to be accrued at December 31, 2017 and 2016. The Company recognizes interest and/or penalties related to income tax matters in income tax benefit (expense).
The Company is currently open to examination by taxing authorities for the years ended December 31, 2015 through 2017. Our federal income tax returns for 2016 and 2015 are currently under a limited scope review by the Internal Revenue Service (the “IRS”). The IRS has completed the examination of the Company’s tax return for 2014 without adjustment.
14. Accumulated Other Comprehensive (Loss) Income
Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax, as of December 31, 2017 and 2016:

Unrealized Gain and (Loss) on Available-for-Sale Securities
Accumulated other comprehensive loss at December 31, 2015	$(686)
Other comprehensive income before reclassifications	3,685
Amounts reclassified from accumulated other comprehensive income	(492)
Other comprehensive income	3,193
Accumulated other comprehensive income at December 31, 2016	2,507
Other comprehensive income before reclassifications	1,235
Amounts reclassified from accumulated other comprehensive loss	(5,203)
Other comprehensive loss	(3,968)
Accumulated other comprehensive loss at December 31, 2017	$(1,461)
The following is a summary of the tax effects allocated to other comprehensive loss for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investments and restricted investments:
Unrealized gain on available-for-sale investments	$2,015	$(774)	$1,241
Unrealized loss on restricted investments	(9)	3	(6)
Reclassification adjustment for net gain included in earnings	(10,750)	4,139	(6,611)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	2,288	(880)	1,408
Net unrealized loss	(6,456)	2,488	(3,968)
Other comprehensive loss	$(6,456)	$2,488	$(3,968)

F 30

The following is a summary of the tax effects allocated to other comprehensive income for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain (loss) on investments and restricted investments:
Unrealized gain on available-for-sale investments	$5,997	$(2,308)	$3,689
Unrealized loss on restricted investments	(6)	2	(4)
Reclassification adjustment for net gain included in earnings	(795)	303	(492)
Net unrealized gain	5,196	(2,003)	3,193
Other comprehensive income	$5,196	$(2,003)	$3,193
15. Stockholders’ Equity
Stock Repurchase Program
During the years ended December 31, 2017 and 2016, the Company repurchased 8,450,294 and 995,650 shares, respectively, of its common stock at an average purchase price of $17.46 and $14.88, per share, respectively, for an aggregate purchase price of $147.4 million and $14.8 million, respectively, pursuant to its Stock Repurchase Program.
On July 7, 2017, the Company’s Board authorized additional repurchases of up to $28.0 million of the Company’s shares of its common stock under the Stock Repurchase Program. On July 11, 2017, the Company repurchased 1,500,000 shares for an aggregate purchase price of $27.0 million. On September 18, 2017, the Company’s Board authorized additional repurchase authority of up to $66.0 million of the Company’s shares of its common stock under the Stock Repurchase Program. On September 20, 2017, the Company repurchased 3,742,111 shares for an aggregate purchase price of $65.8 million. After giving effect to these and other recent repurchase activities, as of December 31, 2017, the Company has $136.3 million remaining under the Stock Repurchase Program.
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
In December 2017, the Company retired 8,450,294 shares of treasury stock at a value of $147.4 million. In July 2016, the Company retired 17,998,658 shares of treasury stock at a value of $320.1 million.
Subsequent to December 31, 2017 and through February 26, 2018, the Company purchased an additional 564,555 shares for an aggregate purchase price of $10.1 million.
Issuance of Common Stock for Director’s Fees
On May 25, 2017, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 3, 2017, 5,334 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 25th approval and the Company's 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock will vest on the date of the Company's 2018 Annual Meeting of Shareholders (the “Annual Meeting”) and is subject to forfeiture upon termination of service on the Board prior to the Annual Meeting. Four non-employee directors elected to receive cash in lieu of the stock.
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Plan. These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016, and February 17, 2017.
For each of the years ended December 31, 2017 and 2016, the Company recorded expense of $0.1 million, related to restricted stock awards to the Company’s directors.

F 31

16. Stock Based Compensation
The Company previously offered a stock incentive plan whereby awards were granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards were discretionary and were determined by the Compensation Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.
During 2015, the Company had two equity plans available for issuance of equity compensation instruments, including restricted shares of Company common stock and options to purchase Company common stock, the 2009 Equity Incentive Plan (the “2009 Plan”) and the 2015 Plan.  Upon adoption of the 2015 Plan, the remaining shares available for awards under the 2009 Plan were included in the 1,500,000 shares approved under the 2015 Plan.  As of December 31, 2017, 1,485,747 shares were available under the 2015 Plan.  Stock options previously granted under the 2009 Plan expired in February 2017.
Total stock-based compensation recorded in other operating and corporate expenses on the consolidated statements of operations for the three years ended December 31, 2017 is as follows:

	2017	2016	2015
Stock compensation expense before tax benefit	$76	$131	$150
Income tax benefit	(22)	(50)	(58)
	$54	$81	$92

The following table sets forth the summary of option activity outstanding under the stock option program for 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Balance at December 31, 2016	45,405	$54.05	0.1	—
Forfeited or expired	45,405	54.05	—	—
Balance at December 31, 2017	—	$—	—	—
Vested or expected to vest at December 31, 2017	—	$—	—	—
Exercisable at December 31, 2017	—	$—	—	—
In 2017 and 2016, the Company granted 5,334 and 8,919, respectively, of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 2,229 and 6,690 vested during the year ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had 5,334 unvested restricted stock units outstanding, which will vest in May 2018. The weighted average grant date fair value of restricted stock units during 2017, 2016 and 2015 were $18.75, $16.82 and $15.53, respectively. The total fair values of restricted stock units that vested were $0.1 million during both 2017 and 2016 and $0.2 million during 2015.
17. Employee Benefit Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. At December 31, 2017 and 2016, the fair value of these assets were $4.5 million and $5.6 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next four years. During 2017, 2016 and 2015, the Company recorded an expense of $1.2 million, $1.4 million and $1.3 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of operations and was less than a $0.1 million gain for each of the years ended December 31, 2017, 2016 and 2015.

F 32

18. Other Income (Expense)
Other income (expense) consists of the following during the three years ended December 31, 2017:

	2017	2016	2015
Investment income, net
Net investment income from available-for-sale securities
Interest and dividend income	$16,380	$6,602	$6,940
Accretion income	1,983	1,829	1,526
Net realized gain on the sale of investments	10,750	795	5,311
Other-than-temporary impairment loss	(2,288)	—	—
Total net investment income from available-for-sale securities	26,825	9,226	13,777
Interest income from investments in SPEs	8,201	8,202	8,217
Interest accrued on notes receivable and other interest	384	348	694
Total investment income, net	35,410	17,776	22,688
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,777)	(8,833)	(8,755)
Other interest expense	(3,368)	(3,462)	(2,674)
Total interest expense	(12,145)	(12,295)	(11,429)
Claim settlement	—	12,548	—
Sale of vacation rental management, net	9,800	—	—
Other income (expense), net
Accretion income from retained interest investments	1,100	991	913
Hunting lease income	569	553	562
Miscellaneous income (expense), net	4,286	1,078	(7,762)
Other income (expense), net	5,955	2,622	(6,287)
Total other income, net	$39,020	$20,651	$4,972
Investment Income, Net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain on the sale of investments include the gain or loss recognized on the sale of an available-for-sale security prior to maturity. During the year ended December 31, 2017, the Company determined that a portion of its investments in corporate debt securities and preferred stock were other-than-temporary impaired and recorded a $2.3 million impairment related to credit-related loss in investment income, net on the Company's consolidated statements of operations. See Note 4. Investments.
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

F 33

Sale of Vacation Rental Management, Net
Sale of vacation rental management, net includes proceeds of $9.9 million, which resulted in a gain of $9.8 million from the PCR Rentals sale in December 2017. See Note 7. Sale of Vacation Rental Management for further discussion.
Other Income (Expense), Net
Other income (expense), net primarily includes insurance settlement proceeds and fees and expenses related to a resolved SEC investigation, income from the Company’s retained interest investments, hunting lease income and other income and expense items.
During 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, for reimbursement of certain attorney fees and related costs incurred by the Company in defending shareholder litigation and the SEC investigation, which was resolved in October 2015. During 2016, the Company negotiated a settlement of SEC investigation expenses that resulted in the reversal of an accrual of $0.7 million. During 2015, the Company expensed a total of $8.2 million, related to the SEC investigation. These amounts were included within miscellaneous income (expense), net.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.8%. Hunting lease income is recognized as income over the term of the lease.
19. Segment Information
The Company currently conducts primarily all of its business in the following four operating segments: 1) residential real estate, 2) resorts and leisure, 3) commercial leasing and sales and 4) forestry.
In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts and leisure 4) leasing operations and 5) forestry. Commencing in the fourth quarter of 2017, the Company’s commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All prior years’ segment information has been reclassified to conform to the 2017 presentation. The change in reporting segments has no effect on the consolidated balance sheets, statements of operations, statements of comprehensive income (loss) or statements of cash flows for the periods presented.
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

F 34

Information by business segment is as follows:

	2017	2016	2015
OPERATING REVENUE:
Residential real estate	$21,747	$19,483	$21,137
Resorts and leisure	54,820	57,284	54,488
Commercial leasing and sales	14,510	11,929	16,138
Forestry revenue	7,201	6,673	12,042
Other	518	375	66
Consolidated operating revenue	$98,796	$95,744	$103,871

COST OF REVENUE:
Cost of residential real estate revenue	$12,455	$6,383	$10,853
Cost of resorts and leisure revenue	47,816	50,229	47,069
Cost of commercial leasing and sales revenue	5,979	4,431	7,766
Cost of forestry revenue	903	1,121	1,402
Cost of other revenue	41	30	4
Consolidated cost of revenue	$67,194	$62,194	$67,094

OTHER OPERATING AND CORPORATE EXPENSES:
Residential real estate	$4,297	$5,744	$10,215
Resorts and leisure	494	547	426
Commercial leasing and sales	3,444	3,492	3,031
Forestry revenue	396	530	941
Other	11,751	12,706	18,813
Consolidated other operating and corporate expenses	$20,382	$23,019	$33,426

DEPRECIATION, DEPLETION AND AMORTIZATION:
Residential real estate	$187	$286	$544
Resorts and leisure	4,225	4,402	5,096
Commercial leasing and sales	3,729	3,137	3,118
Forestry	575	552	581
Other	169	194	147
Consolidated depreciation, depletion and amortization	$8,885	$8,571	$9,486

INVESTMENT INCOME, NET
Residential real estate and other	$89	$97	$571
Corporate (a)	35,321	17,679	22,117
Consolidated investment income, net	$35,410	$17,776	$22,688

F 35

	2017	2016	2015
INTEREST EXPENSE
Residential real estate	$(1,164)	$(1,284)	$(1,174)
Commercial leasing and sales	(2,200)	(2,169)	(1,489)
Corporate (b)	(8,781)	(8,842)	(8,766)
Consolidated interest expense	$(12,145)	$(12,295)	$(11,429)

SALE OF VACATION RENTAL MANAGEMENT, NET
Resorts and leisure (c)	$9,800	$—	$—
Consolidated sale of vacation rental management, net	$9,800	$—	$—

INCOME (LOSS) BEFORE INCOME TAXES:
Residential real estate	$3,903	$5,887	$(821)
Resorts and leisure (c)	12,444	2,087	1,819
Commercial leasing and sales	(836)	(1,233)	802
Forestry	6,586	5,609	10,259
Corporate (a)(b)	19,258	10,261	(13,222)
Consolidated income (loss) before income taxes	$41,355	$22,611	$(1,163)

	2017	2016	2015
CAPITAL EXPENDITURES:
Residential real estate	$8,407	$3,319	$4,923
Resorts and leisure	4,918	1,287	2,526
Commercial leasing and sales	25,248	6,836	8,014
Forestry	1,100	1,095	1,366
Other	207	321	636
Total capital expenditures	$39,880	$12,858	$17,465

	December 31, 2017	December 31, 2016
TOTAL ASSETS:
Residential real estate	$117,732	$112,220
Resorts and leisure	83,151	73,436
Commercial leasing and sales	163,271	141,013
Forestry	20,212	20,664
Other	536,627	680,612
Total assets	$920,993	$1,027,945

(a)	Includes interest income from investments in SPEs of $8.2 million in each 2017, 2016 and 2015.
(b)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2017, 2016 and 2015.
(c)	Includes proceeds of $9.9 million, which resulted in a net gain of $9.8 million from the PCR Rentals sale in 2017. See Note 7. Sale of Vacation Rental Management.

F 36

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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.3 million as of both December 31, 2017 and 2016, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.
At December 31, 2017 and 2016, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and $6.2 million, respectively, and standby letters of credit in the amount of less than $0.1 million and $0.4 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.
At December 31, 2017, the Company has a total of $9.6 million in contractual obligations all of which are due in 2018.
Security on the Refinanced Loan included a remaining $1.3 million short term letter of credit, which was released during October 2017. See Note 11. Debt for a further discussion on the Refinanced Loan.
As part of certain sales of timberlands in 2007, 2008 and 2014, the Company generated significant tax gains. The installment notes structure allowed the Company to defer the resulting federal tax liability of $33.7 million until 2022 - 2024 and $37.8 million until 2029, respectively, the maturity dates for the installment notes. The Company has a deferred tax liability related to the gains in connection with these sales.

F 37

21. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31	September 30	June 30	March 31
2017
Operating revenue	$21,562	$33,654	$30,383	$13,197
Operating (loss) income	$(1,884)	$4,453	$4,663	$(4,897)
Net income attributable to the Company	$38,503	$5,943	$10,764	$4,368
Basic and diluted income per share attributable to the Company (1)	$0.58	$0.08	$0.15	$0.06
2016
Operating revenue	$18,747	$27,192	$29,551	$20,254
Operating (loss) income	$(881)	$1,595	$2,143	$(897)
Net income attributable to the Company	$2,709	$2,711	$1,810	$8,665
Basic and diluted income per share attributable to the Company (1)	$0.04	$0.04	$0.02	$0.11

(1)
Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

F 38

THE ST. JOE COMPANY
SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2017
(in thousands)

		Initial Cost to Company (1)			Gross Amount at December 31, 2017
Description	Encumbrances	Land & Improvements	Buildings & Improvements	Costs Capitalized Subsequent to Acquisition or Construction (2)	Land & Land Improvements	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction or Acquisition	Depreciation Life (In Years)
Residential developments	$1,928	$48,430	$10,954	$48,239	$106,163	$1,460	$107,623	$1,952	through 2017	5-25
Resorts and leisure
WaterColor Inn	—	1,137	13,689	6,413	1,794	19,445	21,239	8,865	2002, 2013	10 - 40
Clubs and golf courses	—	39,147	20,748	(1,083)	38,889	19,923	58,812	26,026	2001 - 2007	10 - 25
Marinas	—	5,765	9,520	1,165	6,786	9,664	16,450	4,669	2006 - 2007	10 - 25
Other	—	1,100	10,057	89	1,100	10,146	11,246	3,933	2008 - 2009	10 - 30
Commercial leasing and sales
Leasing properties:
Pier Park North	46,783	13,711	35,243	2,312	13,711	37,555	51,266	5,930	2014 - 2017	15 - 39
Town centers	—	713	21,887	(2,141)	784	19,675	20,459	14,873	2001 - 2008	10 - 25
VentureCrossings	—	5,791	24,490	(3,730)	2,611	23,940	26,551	2,537	2012, 2017	10 - 39
Other	1,606	3,304	8,579	721	4,025	8,579	12,604	870	through 2017	10 - 39
Commercial developments	5,313	35,068	—	18,439	53,507	—	53,507	59	through 2017	5
Timberlands	—	6,694	1,886	10,930	17,625	1,885	19,510	2,010	n/a	5-30
Unimproved land	—	85	—	5,024	5,109	—	5,109	28	n/a	15-20
Total	$55,630	$160,945	$157,053	$86,378	$252,104	$152,272	$404,376	$71,752

(1)	Includes initial costs to the Company to place the assets in service.
(2)	Includes cumulative impairments.

F 39

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2017 for federal income tax purposes is approximately $431.7 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	2017	2016	2015
Balance at beginning of the year	$381,969	$377,668	$379,944
Amounts capitalized	39,261	13,875	13,372
Impairments	(714)	(357)	—
Cost of real estate sold	(14,274)	(6,489)	(14,584)
Amounts retired or adjusted	(1,866)	(2,728)	(1,064)
Balance at the end of the year	$404,376	$381,969	$377,668

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	2017	2016	2015
Balance at beginning of the year	$67,349	$64,069	$58,132
Depreciation expense	6,245	6,002	6,204
Amounts retired or adjusted	(1,842)	(2,722)	(267)
Balance at the end of the year	$71,752	$67,349	$64,069

F 40

THE ST. JOE COMPANY
SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2017
(in thousands)

Description	Interest Rate	Final Maturity Date	Periodic Payment Terms	Prior Liens	Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest
Seller financing	5.5%	November 2019	P&I (a)	—	$1,060	—
Seller financing	5.5%	September 2019	P&I (a)	—	904	—
Seller financing	5.5%	June 2019	P&I (a)	—	857	—
Various other seller financing	4.80% to 8.15%	October 2022 through November 2023	P&I (b)	—	174	—
Total (c)					$2,995

(a)
Annual principal payment of $0.1 million due and interest is paid quarterly over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(b)	Principal and interest is paid monthly.
(c)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.
The summarized changes in the carrying amount of mortgage loans are as follows:

	2017	2016	2015
Balance at beginning of the year	$242	$570	$22,122
Additions during the year - new mortgage loans	2,821	—	—
Deductions during the year:
Collections of principal	68	328	21,552
Foreclosures	—	—	—
Balance at the end of the year	$2,995	$242	$570

F 41