Form 10-Q
period 2018-03-31
ST JOE CO
filed 2018-05-02
CIK 745308

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
As of April 30, 2018, there were 64,636,771 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION
Item 1.     Financial Statements

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate, net	$332,628	$332,624
Cash and cash equivalents	202,585	192,083
Investments - debt securities	46,346	76,245
Investments - equity securities	44,928	35,023
Restricted investments	3,392	4,469
Income tax receivable	8,371	8,371
Claim settlement receivable	5,320	5,280
Other assets	42,701	47,133
Property and equipment, net of accumulated depreciation of $61,134 and $60,697 at March 31, 2018 and December 31, 2017, respectively	11,695	11,776
Investments held by special purpose entities	207,618	207,989
Total assets	$905,584	$920,993
LIABILITIES AND EQUITY
LIABILITIES:
Debt	$55,453	$55,630
Other liabilities	43,824	47,259
Deferred tax liabilities, net	48,516	48,983
Senior notes held by special purpose entity	176,595	176,537
Total liabilities	324,388	328,409
EQUITY:
Common stock, no par value; 180,000,000 shares authorized; 65,907,822 and 65,897,866 issued at March 31, 2018 and December 31, 2017, respectively; and 65,142,997 and 65,897,866 outstanding at March 31, 2018 and December 31, 2017, respectively	425,223	424,694
Retained earnings	155,838	154,324
Accumulated other comprehensive loss	(832)	(1,461)
Treasury stock at cost, 764,825 shares held at March 31, 2018	(13,695)	—
Total stockholders’ equity	566,534	577,557
Non-controlling interest	14,662	15,027
Total equity	581,196	592,584
Total liabilities and equity	$905,584	$920,993
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which as of March 31, 2018 and December 31, 2017 include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Windmark JV, LLC (“Windmark JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2017, consolidated balances attributable to the Company’s consolidated variable interest entities also include Artisan Park, L.L.C., see Note 9. Real Estate Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt.

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate	$58,230	$58,441
Cash and cash equivalents	2,892	5,084
Other assets	10,039	11,889
Investments held by special purpose entities	207,618	207,989
Total assets	$278,779	$283,403
LIABILITIES
Debt	$46,585	$46,783
Other liabilities	1,120	4,357
Senior notes held by special purpose entity	176,595	176,537
Total liabilities	$224,300	$227,677
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Real estate revenue	$7,702	$1,525
Resorts and leisure revenue	7,450	8,108
Leasing revenue	3,047	2,555
Timber revenue	1,666	1,324
Total revenue	19,865	13,512
Expenses:
Cost of real estate revenue	4,169	331
Cost of resorts and leisure revenue	6,999	8,804
Cost of leasing revenue	824	669
Cost of timber revenue	213	157
Other operating and corporate expenses	5,946	6,180
Depreciation, depletion and amortization	2,255	1,953
Total expenses	20,406	18,094
Operating loss	(541)	(4,582)
Other income (expense):
Investment income, net	3,665	10,356
Interest expense	(3,025)	(3,043)
Other income, net	277	3,736
Total other income, net	917	11,049
Income before income taxes	376	6,467
Income tax benefit (expense)	249	(2,279)
Net income	625	4,188
Net loss attributable to non-controlling interest	132	180
Net income attributable to the Company	$757	$4,368

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	65,476,054	73,970,407
Net income per share attributable to the Company	$0.01	$0.06
See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
 (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income:	$625	$4,188
Other comprehensive income, net of tax:
Available-for-sale investment items:
Net unrealized (loss) gain on available-for-sale investments	(803)	3,905
Net unrealized (loss) gain on restricted investments	(9)	4
Reclassification of realized loss (gain) included in earnings	1,078	(3,122)
Reclassification into retained earnings (1)	932	—
Reclassification of other-than-temporary impairment loss included in earnings	63	366
Total before income taxes	1,261	1,153
Income tax expense (2)	(632)	(441)
Total other comprehensive income, net of tax	629	712
Total comprehensive income, net of tax	$1,254	$4,900

(1)
The reclassification into retained earnings relates to the adoption of Accounting Standards Update (“ASU”) 2016-01 Financial Instruments - Overall, as amended (“ASU 2016-01”). The new guidance is effective January 1, 2018, and requires equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)
Income tax expense includes $0.3 million of income tax expense related to the adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income (“ASU 2018-02”). The new guidance is effective January 1, 2018, and allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). See Note 2. Summary of Significant Accounting Policies.

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Outstanding Shares	Amount			Treasury Stock	Non-controlling Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Capital contribution from non-controlling interest	—	—	—	—	—	64	64
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Issuance of common stock for director’s fees	—	28	—	—	—	—	28
Issuance of common stock for officer compensation	9,956	204	—	—	—	—	204
Repurchase of common shares	(764,825)	—	—	—	(13,695)	—	(13,695)
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income	—	—	—	246	—	—	246
Net income	—	—	757	—	—	(132)	625
Balance at March 31, 2018	65,142,997	$425,223	$155,838	$(832)	$(13,695)	$14,662	$581,196

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$625	$4,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,255	1,953
Stock based compensation	232	19
(Loss) gain on sale of investments	1,078	(3,122)
Unrealized loss on investments, net	538	—
Other-than-temporary impairment loss	63	366
Deferred income tax (benefit) expense	(550)	988
Cost of real estate sold	3,943	174
Expenditures for and acquisition of real estate to be sold	(3,045)	(2,183)
Accretion income and other	(524)	(1,208)
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Notes receivable	(943)	40
Other assets	1,256	651
Other liabilities	(2,999)	4,928
Income taxes receivable	—	348
Net cash provided by operating activities	1,936	7,142
Cash flows from investing activities:
Expenditures for operating property	(3,914)	(4,310)
Expenditures for property and equipment	(590)	(1,026)
Proceeds from the disposition of assets	5,000	—
Purchases of investments - debt securities	(20)	(36,910)
Purchases of investments - equity securities	(10,442)	(12,600)
Sales of investments - debt securities	31,958	48,729
Sales of investments - equity securities	—	8,324
Maturities of assets held by special purpose entities	415	415
Net cash provided by investing activities	22,407	2,622
Cash flows from financing activities:
Capital contribution from non-controlling interest	64	—
Repurchase of common shares	(13,695)	(34,156)
Borrowings on debt	33	509
Principal payments for debt	(215)	(226)
Debt issue costs	(27)	(20)
Net cash used in financing activities	(13,840)	(33,893)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,503	(24,129)
Cash, cash equivalents and restricted cash at beginning of the period	192,365	243,087
Cash, cash equivalents and restricted cash at end of the period	$202,868	$218,958

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
(Dollars in thousands)
(Unaudited)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents	$202,585	$216,982
Restricted cash included in other assets	283	1,976
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$202,868	$218,958
Restricted cash includes amounts set aside as letters of credit collateral and as a requirement of financing in one of the Company’s developments.

	Three Months Ended March 31,
	2018	2017
Cash paid during the period for:
Interest	$5,128	$5,137
Income taxes	$2,005	$—

Non-cash financing and investing activities:
Increase in Community Development District debt	$15	$194
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$818	$1,206

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, unless otherwise stated)
(Unaudited)
1. Nature of Operations
The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily between Tallahassee and Destin, Florida. Over 90% of the Company’s real estate assets are located within fifteen miles of the Gulf of Mexico.
The Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) resorts and leisure, 3) commercial leasing and sales and 4) forestry.
In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. Commencing in the fourth quarter of 2017, the Company’s commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All prior year segment information has been reclassified to conform to the 2018 presentation. The change in reporting segments has no effect on the condensed consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 17. Segment Information.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company does not have a controlling interest are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2017 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2017 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.
A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIEs economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs. See Note 9. Real Estate Joint Ventures.
The interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2017 annual financial statements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties
The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic or other conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with regional financial institutions, and as of March 31, 2018, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2018, the Company had $9.9 million invested in U.S. Treasury securities, $36.4 million invested in three issuers of corporate debt securities that are non-investment grade, $44.9 million invested in five issuers of preferred stock that are non-investment grade and two issuers of preferred stock that are investment grade, as well as investments of $179.2 million in short term commercial paper from twelve issuers.
Earnings Per Share
Basic and diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding for the period. For the three months ended March 31, 2018 and 2017, basic and diluted average shares outstanding were the same and there were no outstanding common stock equivalents as of March 31, 2018 or December 31, 2017. Non-vested restricted stock is included in outstanding shares at the time of grant.
Revenue and Revenue Recognition
Revenue consists primarily of real estate sales, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue, costs and expenses.
Effective January 1, 2018, with the adoption of ASU 2014-09 Revenue from Contracts with Customers, as amended (“ASU 2014-09”), estimated lot residuals (a percentage of the sales price of a completed home received when the home price or gross profit of the home exceeds a negotiated threshold), marketing fees and tap and impact fees are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. For the three months ended March 31, 2018, real estate revenue includes approximately $0.4 million of estimated lot residuals and approximately $0.3 million of estimated marketing fees and tap and impact fee credits related to homebuilder homesite sales. Prior to 2018, these lot residuals, marketing fees and tap and impact fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite.
Recently Adopted Accounting Pronouncements
Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 that establishes the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016-08 that further clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10 that clarifies guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11 that rescinds SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016-12 that provides narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016-20 that includes technical corrections and improvements to ASU 2014-09. The Company adopted the new guidance as of January 1, 2018 and has elected to implement ASU 2014-09 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings. The impact of adopting this guidance resulted in an adjustment to increase retained earnings by $1.5 million, offset by a decrease of $0.4 million related to tax effects, for a net effect of $1.1 million, an increase to accounts receivable, net by $2.1 million and a decrease to investment in real estate, net by $0.6 million as of January 1, 2018, related to the recognition of estimated lot residuals, marketing fees, and tap and impact fee credits for homesites sold to homebuilders, where the homes had not yet been sold to customers as of December 31, 2017.

Financial Instruments
In January 2016, the FASB issued ASU 2016-01 that amends existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments changed as a result of the new guidance. In February 2018, the FASB issued ASU 2018-03 that includes technical corrections and improvements to ASU 2016-01. The Company adopted ASU 2016-01 and ASU 2018-03 simultaneously, effective January 1, 2018, and implemented it using a cumulative-effect adjustment between accumulated other comprehensive loss and retained earnings of $0.9 million, offset by an adjustment of $0.2 million related to tax effects, for a net effect of $0.7 million as of the date of adoption. As a result of the adoption of this guidance the change in the fair value of the Company’s equity investments are recognized in the condensed consolidated statements of income rather than the condensed consolidated statements of comprehensive income.
Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, which amends the classification of certain cash receipts and cash payments, to reduce the diversity in how these cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new guidance as of January 1, 2018. As this guidance only affects the classification within the statement of cash flows, it did not have a significant impact on the Company’s cash flows.
Statement of Cash Flows - Restricted Cash
In November 2016, the FASB issued ASU 2016-18, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance as of January 1, 2018, using a retrospective transition method to each period presented. The adoption of this guidance did not have a significant impact on the Company’s cash flows.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also requires additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income, whether the Company elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt the new guidance as of January 1, 2018, and implemented it using a cumulative-effect adjustment to retained earnings from accumulated other comprehensive loss of $0.3 million related to unrealized gains and losses on available-for-sale securities as of the date of adoption. The new guidance also requires the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the aggregate portfolio method with respect to available-for-sale debt securities.
Recently Issued Accounting Pronouncements
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
3. Investment in Real Estate
Real estate by property type and segment includes the following:

	March 31, 2018	December 31, 2017
Development property:
Residential real estate	$97,408	$100,279
Resorts and leisure	5,709	4,131
Commercial leasing and sales real estate	56,756	53,896
Forestry	2,143	2,488
Corporate	2,607	2,571
Total development property	164,623	163,365

Operating property:
Residential real estate	7,344	7,344
Resorts and leisure	103,680	103,616
Commercial leasing and sales real estate	110,513	110,491
Forestry	19,662	19,510
Other	50	50
Total operating property	241,249	241,011
Less: Accumulated depreciation	73,244	71,752
Total operating property, net	168,005	169,259
Investment in real estate, net	$332,628	$332,624
Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Resorts and leisure development property consists of the improvement and expansion of existing beach club property, land and development costs and improvements to an existing restaurant and other property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the resorts and leisure and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.
Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, certain vacation rental properties, golf courses, a beach club and marinas. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings and Beckrich Office Park, as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

4. Investments
Available-For-Sale Investments
At March 31, 2018, investments - debt securities and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,926	$—	$25	$9,901
Corporate debt securities	37,515	175	1,245	36,445
	47,441	175	1,270	46,346

Restricted investments:
Short-term bond	3,240	—	13	3,227
Money market funds	165	—	—	165
	3,405	—	13	3,392
	$50,846	$175	$1,283	$49,738
At December 31, 2017, investments - debt securities, investments - equity securities and restricted investments classified as available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,892	$—	$22	$9,870
Corporate debt securities	67,781	411	1,817	66,375
	77,673	411	1,839	76,245

Investments - equity securities:
Preferred stock	35,955	423	1,355	35,023

Restricted investments:
Short-term bond	4,264	—	13	4,251
Money market fund	218	—	—	218
	4,482	—	13	4,469
	$118,110	$834	$3,207	$115,737
During the three months ended March 31, 2018, realized losses from the sale of available for-sale securities were $1.1 million and proceeds from the sale of available-for-sale securities were $32.0 million.
During the three months ended March 31, 2017, realized gains from the sale of available for-sale securities were $3.1 million and proceeds from the sale of available-for-sale securities were $57.1 million.

The following table provides the U.S. Treasury securities, corporate debt securities and restricted investments unrealized loss position and related fair values as of March 31, 2018:

	Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments - debt securities:
U.S. Treasury securities	$9,901	$25	$—	$—
Corporate debt securities	—	—	21,982	1,245
Restricted investments:
Short-term bond	—	—	3,227	13
	$9,901	$25	$25,209	$1,258
The following table provides the U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments unrealized loss position and related fair values as of December 31, 2017:

	Less Than 12 Months		12 Months or Greater
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Investments - debt securities:
U.S. Treasury securities	$9,870	$22	$—	$—
Corporate debt securities	15,515	691	29,595	1,126
Investments - equity securities:
Preferred stock	11,263	1,337	1,986	18
Restricted investments:
Short-term bond	—	—	4,251	13
	$36,648	$2,050	$35,832	$1,157

As of March 31, 2018, the Company had unrealized losses of $1.3 million related to U.S. Treasury securities, corporate debt securities and restricted investments. The Company had unrealized losses of $3.2 million as of December 31, 2017 related to U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments. As of March 31, 2018 and December 31, 2017, the Company did not intend to sell the investments - debt securities with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the three months ended March 31, 2018, the Company determined unrealized losses related to its corporate debt securities was other-than-temporarily impaired and recorded an impairment of $0.1 million for credit-related loss in investment income, net in the Company's condensed consolidated statements of income.
The net carrying value and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale at March 31, 2018, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$12,601	$12,431
Due after one year through five years	34,771	33,866
Due after five years through ten years	69	49
	47,441	46,346
Restricted investments	3,405	3,392
	$50,846	$49,738

Investments - Equity Securities
At March 31, 2018, investments - equity securities included $44.9 million of preferred stock investments recorded at fair value. As of March 31, 2018, unrealized loss on investments - equity securities of $0.5 million was included within investment income, net on the condensed consolidated statements of income due to the adoption of ASU 2016-01 on January 1, 2018. Prior to 2018, unrealized gain or loss related to these investments was recorded in accumulated other comprehensive income (loss). As of January 1, 2018 the outstanding unrealized loss of $0.9 million was reclassified to retained earnings with the adoption of ASU 2016-01.
Investment Management Agreement
Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, a registered investment advisor registered with the Securities and Exchange Commission) and the Fairholme Trust Company, L.L.C. (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation). Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of March 31, 2018, Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively, beneficially owned 42.19% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.
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

5. Financial Instruments and Fair Value Measurements
Fair Value Measurements
The financial instruments measured at fair value on a recurring basis at March 31, 2018 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$5,690	$—	$—	$5,690
Commercial paper	179,181	—	—	179,181
	184,871	—	—	184,871

Investments - debt securities:
U.S. Treasury securities	9,901	—	—	9,901
Corporate debt securities	—	36,445	—	36,445
	9,901	36,445	—	46,346

Investments - equity securities:
Preferred stock	10,728	34,200	—	44,928

Restricted investments:
Short-term bond	3,227	—	—	3,227
Money market fund	165	—	—	165
	3,392	—	—	3,392
	$208,892	$70,645	$—	$279,537
The financial instruments measured at fair value on a recurring basis at December 31, 2017 were as follows:

	Level 1	Level 2	Level 3	Total Fair Value
Cash equivalents:
Money market funds	$10,505	$—	$—	$10,505
Commercial paper	159,970	—	—	159,970
	170,475	—	—	170,475

Investments - debt securities:
U.S. Treasury securities	9,870	—	—	9,870
Corporate debt securities	—	66,375	—	66,375
	9,870	66,375	—	76,245

Investments - equity securities:
Preferred stock	10,717	24,306	—	35,023

Restricted investments:
Short-term bond	4,251	—	—	4,251
Money market fund	218	—	—	218
	4,469	—	—	4,469
	$195,531	$90,681	$—	$286,212

Money market funds, commercial paper, U.S. Treasury securities, certain preferred stock and short-term bonds are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. Money market funds and commercial paper with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.
The Company’s corporate debt securities and certain preferred stock are not traded on a nationally recognized exchange but rather are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that corporate debt securities and certain preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.
Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2018 and December 31, 2017, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15. Employee Benefit Plan.
Fair Value of Financial Instruments
The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate.

•	The fair value of the investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the senior notes held by special purpose entity is based on the present value of future cash flows at the current market rate.
The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2018			December 31, 2017
	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Assets
Investments held by special purpose entities:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$7,618	$7,303	1	$7,989	$7,797	1
Liabilities
Senior notes held by special purpose entity	$176,595	$191,373	3	$176,537	$198,530	3

Investments and Senior Notes Held by Special Purpose Entities
In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2018, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.2 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2018 consist of $176.6 million, net of the $3.4 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.
6. Claim Settlement Receivable
On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill, which occurred on April 20, 2010.  In exchange for this release, the Company will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred.  In October 2017 and 2016, the Company received payments of $2.7 million and $5.0 million, respectively. The remaining settlement amount will be made in payments of $2.7 million due in October 2018 and 2019.  The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of$12.5 million was recognized as other income in the Company’s condensed consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for both the three months ended March 31, 2018 and 2017 was $0.1 million.
7. Sale of Vacation Rental Management
In December 2017, the Company entered into and consummated an Asset Purchase Agreement (the “PCR Purchase Agreement”) with PCR Rentals LLC (“PCR”) for the sale of the Company’s short term vacation rental management business (the “PCR Rentals Sale”). The PCR Purchase Agreement contained representations and warranties, confidentiality and indemnification provisions of the type customarily found in these types of transactions. The Company also has a limited right of first refusal on any third party offer to purchase the vacation rental management business that will end upon the earlier of (i) 18 months after the date of the PCR Rentals Sale or (ii) the later of (x) the date of payoff of a promissory note secured by certain assets of PCR (the “PCR Note”) and (y) nine months after the date of the PCR Rentals Sale. On February 14, 2018, the PCR Note was paid in full, and as a result the right of first refusal will expire in November 2018.
8. Other Assets

Other assets consist of the following:

	March 31, 2018	December 31, 2017
Retained interest investments	$11,250	$11,147
Accounts receivable, net	11,224	8,460
Notes receivable	5,465	9,522
Prepaid expenses	6,680	6,625
Straight line rent	3,805	3,804
Other assets	3,342	4,637
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$42,701	$47,133

Retained Interest Investments
The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2018 and December 31, 2017. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.3 million and $11.1 million as of March 31, 2018 and December 31, 2017, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.
Accounts Receivable, Net
As of March 31, 2018, accounts receivable, net includes $2.8 million related to estimated lot residuals, marketing fees and tap and impact fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail buyers, which can occur over multiple years.
Notes Receivable
Notes receivable consists of the following:

	March 31, 2018	December 31, 2017
PCR Note, secured by certain assets, 10% interest rate, principal payments due beginning September 2018 per agreed upon schedule, and any remaining amount outstanding is due by December 2020, paid in full February 2018	$—	$5,000
Pier Park Community Development District notes, non-interest bearing, due September 2022	1,527	1,527
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due February 2019 and any remaining amount outstanding is due by February 2020	1,204	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	904	904
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due November 2018 and any remaining amount outstanding is due by November 2019	804	1,060
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	666	857
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, principal payment of less than $0.1 million due March 2019 and any remaining amount outstanding is due by March 2020	200	—
Various mortgage notes, secured by certain real estate, bearing interest at various rates	160	174
Total notes receivable	$5,465	$9,522
The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of March 31, 2018 and December 31, 2017, there was no allowance for doubtful notes receivable.

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
Consolidated Real Estate Joint Ventures
In April 2017, the Company entered into a joint venture agreement to develop, manage and lease apartments in Panama City Beach, Florida. The joint venture parties are working together to design, develop and construct a 240 unit multi-family apartment home community. The community will be located on land in the Pier Park area that is currently owned by the Company and will be contributed to the joint venture. As of March 31, 2018 and December 31, 2017, the Company owned a 75.0% equity interest in the consolidated joint venture. The Company’s partners are responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2018 and December 31, 2017.
In December 2016, the Company transferred all of its interest in the Windmark Beach project to Windmark JV, LLC (“Windmark JV”). As of March 31, 2018 and December 31, 2017, the Company owned a 49.0% equity interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of March 31, 2018 and December 31, 2017.
During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2018 and December 31, 2017, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2018 and December 31, 2017.
As of December 31, 2017, the Company was the primary beneficiary of Artisan Park, L.L.C and entitled to 74.0% of the profit or loss of this VIE. The Company is responsible for the day-to-day activities of Artisan Park L.L.C. Effective January 1, 2018, the Company acquired 100.0% ownership interest of Artisan Park, L.L.C.
Unconsolidated Real Estate VIE
As of March 31, 2018 and December 31, 2017, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of ALP’s change in accounting.
Financial information for ALP is provided to the Company on a delayed basis. The summarized information as of December 31, 2017 and September 30, 2017 includes total assets of $10.2 million and $10.8 million, respectively, total liabilities of $0.1 million and $0.5 million, respectively and total equity of $10.1 million and $10.3 million, respectively. For the three months ended December 31, 2017 and 2016, ALP reported a net loss of $0.3 million and $0.2 million, respectively.

10. Debt
Debt consists of the following at March 31, 2018:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$47,080	$495	$46,585
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.6% to 7.0% at March 31, 2018	7,256	—	7,256
Pier Park outparcel construction loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.6% at March 31, 2018)	1,624	18	1,606
WaterColor Crossings construction loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.6% at March 31, 2018)	33	27	6
Total debt	$55,993	$540	$55,453
Debt consists of the following at December 31, 2017:

	Principal	Unamortized Discount and Debt Issuance Costs	Net
Refinanced loan in the Pier Park North JV, due November 2025, bearing interest at 4.1%	$47,295	$512	$46,783
Community Development District debt, secured by certain real estate or other collateral, due May 2031 - May 2039, bearing interest at 3.6% to 7.0% at December 31, 2017	7,241	—	7,241
Pier Park Outparcel construction loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.3% at December 31, 2017)	1,624	18	1,606
Total debt	$56,160	$530	$55,630
In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan (the “Refinanced Loan”). As of March 31, 2018, the Refinanced Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. In connection with the Refinanced Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.
Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total outstanding CDD debt was $21.3 million and $21.7 million as of March 31, 2018 and December 31, 2017, respectively. The Company pays interest on this total outstanding CDD debt. On March 29, 2018, the CDD at one of the Company’s projects began refinancing its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates. The prior bonds will be paid off in May 2018, at the completion of the refinancing.

In March 2017, a wholly owned subsidiary of the Company entered into a $1.6 million construction loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Construction Loan”). The Pier Park Outparcel Construction Loan provides for interest only payments during the first twelve months and monthly principal and interest payments thereafter with a final balloon payment at maturity. The Pier Park Outparcel Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.  In connection with the Pier Park Outparcel Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Pier Park Outparcel Construction Loan until the project meets certain cash flow stabilization requirements.
In February 2018, a wholly owned subsidiary of the Company entered into a $1.9 million construction loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Construction Loan”). The WaterColor Crossings Construction Loan provides for interest only payments during the first twelve months and monthly principal and interest payments thereafter with a final balloon payment at maturity. The WaterColor Crossings Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.  In connection with the WaterColor Crossings Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Construction Loan.
The aggregate maturities of debt subsequent to March 31, 2018, for the years ending December 31 are:

2018	$1,280
2019	1,554
2020	1,570
2021	1,554
2022	1,517
Thereafter	48,518
$55,993
11. Other Liabilities
Other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$6,495	$7,524
Accrued compensation	1,605	2,664
Deferred revenue	17,433	17,864
Membership deposits and initiation fees	9,632	9,704
Advance deposits	3,157	1,468
Other accrued liabilities	4,790	5,185
Accrued interest expense for Senior Notes held by SPE	712	2,850
Total other liabilities	$43,824	$47,259
Deferred revenue at March 31, 2018 and December 31, 2017 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.
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
Other accrued liabilities include $1.1 million of accrued property taxes as of March 31, 2018, which are generally paid annually in November. As of December 31, 2017 the Company had no accrued property taxes.

12. Income Taxes
Income tax (benefit) expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2018 and 35% as of March 31, 2017 to pre-tax income or loss as a result of the following:

	Three Months Ended March 31,
	2018	2017
Tax at the federal statutory rate	$107	$2,326
State income taxes (net of federal benefit)	22	233
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	(345)	—
Decrease in valuation allowance	(33)	(280)
Total income tax (benefit) expense	$(249)	$2,279

(1)
The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is being included in 2018 income from continuing operations.

As of March 31, 2018 and December 31, 2017, the Company had state net operating loss carryforwards of $388.7 million and $391.7 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2038. As of both March 31, 2018 and December 31, 2017, the Company had an income tax receivable of $8.4 million related to the reclassification of a federal AMT credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to the Company in the years 2018 through 2021.
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
As of March 31, 2018 and December 31, 2017, based on the timing of the reversal of future taxable amounts and the Company’s history, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company has maintained a valuation allowance of $4.9 million and $5.0 million, respectively.
The Company had approximately $2.1 million of total unrecognized tax benefits as of both March 31, 2018 and December 31, 2017. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.
13. Accumulated Other Comprehensive Loss
Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax, as of March 31, 2018:

Unrealized Gain and (Loss) on Available-for-Sale Securities
Accumulated other comprehensive loss at December 31, 2017	$(1,461)
Other comprehensive income before reclassifications	(606)
Amounts reclassified from accumulated other comprehensive loss	1,235
Other comprehensive income	629
Accumulated other comprehensive loss at March 31, 2018	$(832)

Following is a summary of the tax effects allocated to other comprehensive income for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	Before-Tax Amount	Tax Benefit or (Expense)	Net-of-Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(803)	$204	$(599)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for loss included in earnings	1,078	(273)	805
Reclassification adjustment for other-than-temporary impairment loss included in earnings	63	(16)	47
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,261	(632)	629
Other comprehensive income	$1,261	$(632)	$629

(1)
The reclassification into retained earnings relates to the adoption of ASU 2016-01. The new guidance is effective January 1, 2018, and requires equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)
The reclassification into retained earnings relates to the adoption of ASU 2018-02. The new guidance is effective January 1, 2018, and allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. See Note 2. Summary of Significant Accounting Policies.

	Three Months Ended March 31, 2017
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Unrealized gain on investments and restricted investments:
Unrealized gain on available-for-sale investments	$3,905	$(1,503)	$2,402
Unrealized gain on restricted investments	4	(1)	$3
Reclassification adjustment for gain included in earnings	(3,122)	1,203	(1,919)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	366	(140)	226
Net unrealized gain	1,153	(441)	712
Other comprehensive income	$1,153	$(441)	$712
14. Stockholders’ Equity
Stock Repurchase Program
During the three months ended March 31, 2018 and 2017, the Company repurchased 764,825 and 2,044,981 shares, respectively, of its common stock at an average purchase price of $17.90 and $16.70, per share, respectively, for an aggregate purchase price of $13.7 million and $34.2 million, respectively, pursuant to its stock repurchase program (the “Stock Repurchase Program”). As of March 31, 2018, the Company had a total authority of $122.6 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.
Subsequent to March 31, 2018 and through April 30, 2018, the Company purchased an additional 506,226 shares for an aggregate purchase price of $8.9 million.

Issuance of Common Stock for Director’s Fees
On May 25, 2017, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent.  On July 3, 2017, 5,334 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 25th approval and the Company's 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock will vest on May 23, 2018, the date of the Company's 2018 Annual Meeting of Shareholders (the "Annual Meeting") and is subject to forfeiture upon termination of service on the Board prior to the Annual Meeting.  Four non-employee directors elected to receive cash in lieu of the stock.
On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Plan.  These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016 and February 17, 2017.
For each of the three months ended March 31, 2018 and 2017, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.
Issuance of Common Stock for Officer Compensation
Pursuant to the Company's 2015 Plan, the Company’s named executive officers (“NEOs”) were provided with the opportunity to elect to receive up to 50% of their discretionary cash incentive award for 2017 performance in shares of Company stock and four of the Company’s NEOs elected to do so. On March 15, 2018, 9,956 shares of restricted stock were granted to four of the Company’s NEOs. The restricted stock vested immediately.
For the three months ended March 31, 2018, the Company recorded expense of $0.2 million related to restricted stock awards to the Company’s NEOs.
15. Employee Benefit Plan
The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.
As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2018 and December 31, 2017, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $3.4 million and $4.5 million, respectively.
The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next three years. During the three months ended March 31, 2018 and 2017, the Company recorded an expense of $1.1 million and $1.2 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three months ended March 31, 2018 and less than a $0.1 million gain for the three months ended March 31, 2017. Refer to Note 5. Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)
Other income (expense) consists of the following:

	Three Months Ended March 31,
	2018	2017
Investment income, net
Interest and dividend income	$2,880	$4,548
Accretion income	221	922
Net realized (loss) gain on the sale of investments	(1,078)	3,122
Other-than-temporary impairment loss	(63)	(366)
Unrealized loss on investments, net	(538)	—
Interest income from investments in SPEs	2,050	2,051
Interest accrued on notes receivable and other interest	193	79
Total investment income, net	3,665	10,356
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,196)	(2,193)
Other interest expense	(829)	(850)
Total interest expense	(3,025)	(3,043)
Other income, net
Accretion income from retained interest investments	290	263
Miscellaneous (expense) income, net	(13)	3,473
Other income, net	277	3,736

Total other income, net	$917	$11,049
Investment Income, Net
Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized (loss) gain on the sale of investments include the loss or gain recognized on the sale of an available-for-sale security prior to maturity. During the three months ended March 31, 2018, the Company determined that a portion of its investments in corporate debt securities were other-than-temporary impaired and recorded a $0.1 million impairment related to credit-related loss in investment income, net on the Company's condensed consolidated statements of income. During the three months ended March 31, 2017, the Company determined that a portion of its investments in corporate debt securities and preferred stock were other-than-temporary impaired and recorded a $0.4 million impairment related to credit-related loss in investment income, net on the Company's condensed consolidated statements of income. See Note 4. Investments.
Unrealized loss on investments, net includes unrealized gain or loss on investments - equity securities due to the adoption of ASU 2016-01. Prior to 2018, unrealized gain or loss related to these investments were recorded in accumulated other comprehensive income (loss).
Interest income from investments in SPEs primarily includes interest accrued or received on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense
Interest expense includes interest expense related to the Company’s CDD debt, Refinanced Loan in the Pier Park North JV and Pier Park Outparcel Construction Loan. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.
Other Income, Net
Other income, net primarily includes income from the Company’s retained interest investments, insurance settlement proceeds and other income and expense items. During the three months ended March 31, 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, for reimbursement of certain attorney fees and related costs incurred by the Company in defending litigation. This amount was included in other income, net in the condensed consolidated statements of income.
The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.1%.
17. Segment Information
The Company conducts primarily all of its business in the following four reportable operating segments: (1) residential real estate, (2) resorts and leisure, (3) commercial leasing and sales and (4) forestry. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. See Note 1. Nature of Operations for additional information.
The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.
The adoption of ASU 2014-09 impacted the Company’s residential real estate segment as detailed below and had a de minimis impact on the resorts and leisure segment, but did not impact the commercial leasing and sales or forestry segments. The following summary details the Company’s revenue and the related timing of revenue recognition, along with cost of revenue by segment.
Revenue from real estate sales, including sales of homesites, commercial properties and rural or timberland, is recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold.
The residential real estate segment generates revenue primarily from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of tap and impact fee credits; marketing fees and other fees on certain transactions. Prior to 2018, these lot residuals, marketing fees and tap and impact fee credits were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite. Effective January 1, 2018, with the adoption of ASU 2014-09, estimated lot residuals, marketing fees and tap and impact fees are recognized as revenue at the point in time of the sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. See Note 2. Summary of Significant Accounting Policies. The residential real estate segment incurs cost of revenue primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration and selling costs.
As part of the April 2014 RiverTown real estate sale, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), is obligated to pay impact fees to the Company. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, the Company estimates that it may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which the Company expects to receive at the end of that five-year period, which is April 2, 2019). However, the actual consideration the Company will receive for the impact fees will be based on a variety of factors outside its control, including recently proposed or other impact fee increases by St. Johns County. On April 3, 2018, the Board of County Commissioners for St. John’s County adopted updated impact fee schedules that could result in significant increases in the amount that will be received by the Company. The Company received impact fees of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. In total, the Company has received approximately $1.8 million from April 2014 through March 31, 2018.

The resort and leisure segment generates revenue and incurs costs from the WaterColor Inn, the vacation rental program, management of The Pearl Hotel, membership sales, membership reservations, restaurants, four golf courses, a beach club, marina operations and other related resort activities. The revenue is generally recognized at the point in time as services are provided.
WaterColor Inn, Vacation Rentals and Other Management Services - WaterColor Inn and vacation rentals generate revenue from (1) the WaterColor Inn and other management services, (2) management of The Pearl Hotel, (3) vacation rentals and (4) restaurants. The WaterColor Inn generates revenue from service and rental fees and incurs expenses from the cost of services and goods provided, maintenance of the inn’s facilities, personnel costs and third-party management fees. Revenue generated from the Company’s management services of The Pearl Hotel includes a monthly management fee, fifty percent of certain resort fees monthly and a percentage of The Pearl Hotel’s gross operating profit monthly. Expenses include primarily internal administrative costs. Prior to the sale of the short term vacation rental management business during December 2017, the vacation rental management business generated revenue from the rental of private homes owned by third parties and other services, which included the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee was remitted to the homeowner and presented in the cost of resorts and leisure revenue. Following the December 2017 sale, the Company no longer manages third party vacation rentals, but continues to manage vacation rental properties the Company owns. The vacation rental business also incurs expenses from holding costs of assets the Company owns and standard lodging personnel, such as front desk, reservations and marketing personnel. The Company’s restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard restaurant personnel costs.
Clubs - Club operations include the Company’s golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities, personnel costs and third-party management fees. Club membership revenue is recognized when billed to the member and the non-refundable initiation fee is deferred and recognized ratably over the estimated membership period.
Marinas - The Company’s marinas generate revenue from boat slip rentals recognized over the term of the lease and fuel sales recognized at the time of sale, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third-party management fees.
The commercial leasing and sales segment includes the leasing of retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of the Company’s commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. Leasing revenue consists of long term rental revenue, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The commercial leasing and sales segment incurs leasing expenses primarily from maintenance and management of the Company’s properties, personnel costs and asset holding costs. Leasing operations include properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties. The commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land for retail, office, hotel, multi-family and industrial uses, from the sale of undeveloped land or land with limited development and entitlements and from the sale of commercial operating properties, which are recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold. Real estate sales in the commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Pier Park North JV and other assets with financing incur interest and financing expenses related to the loans as described in Note 10. Debt.

The forestry segment produces and sells pulpwood, sawtimber and other forest products and may sell the Company’s timber or rural land holdings. Revenue from the sale of the Company’s forestry products is primarily from open market sales of timber on site without the associated delivery costs and is derived from either pay-as-cut sales contracts or timber bid sales. Under a pay-as-cut sales contract, the risk of loss and title to the specified timber transfers to the buyer when cut by the buyer, and the buyer or some other third party is responsible for all logging and hauling costs, if any. Revenue is recognized at the point in time when risk of loss and title is transferred. Timber bid sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e., mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed and revenue is recognized accordingly. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations. The forestry segment incurs costs of revenue from internal costs of forestry management and property taxes.
The forestry segment may also generate revenue from the sale of the Company’s timber holdings, undeveloped land or land with limited development and easements, which are recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold. Costs incurred as part of a sale of these lands may include the cost of timber, land, minimal development costs and selling costs. Leasing revenue within the forestry segment consists primarily of hunting leases, which is recognized as income over the term of each lease.
The Company uses income before income taxes and non-controlling interest for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.
The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit and title fee revenue and non-allocated corporate general and administrative expenses, net of investment income.
Information by business segment is as follows:

	Three Months Ended March 31,
	2018	2017
Operating revenue:
Residential real estate	$7,034	$1,275
Resorts and leisure	7,450	8,108
Commercial leasing and sales	3,150	2,384
Forestry	1,980	1,665
Other	251	80
Consolidated operating revenue	$19,865	$13,512

Income (loss) before income taxes:
Residential real estate	$1,459	$(668)
Resorts and leisure	(534)	(1,776)
Commercial leasing and sales	(90)	(373)
Forestry	1,531	1,242
Other	(1,990)	8,042
Consolidated income before income taxes	$376	$6,467

	March 31, 2018	December 31, 2017
Total Assets:
Residential real estate	$120,049	$117,732
Resorts and leisure	76,433	83,151
Commercial leasing and sales	165,725	163,271
Forestry	19,998	20,212
Other	523,379	536,627
Total assets	$905,584	$920,993
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
Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.3 million as of each March 31, 2018 and December 31, 2017, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company's results of operations in a given period.
The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At both March 31, 2018 and December 31, 2017, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and standby letters of credit of less than $0.1 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.
As of March 31, 2018, the Company had a total of $24.8 million in contractual obligations.

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
Business Overview
St. Joe is a real estate development, asset management and operating company with real estate assets currently concentrated primarily between Tallahassee and Destin, Florida. As a real estate development company, St. Joe seeks to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. As an asset management company, St. Joe actively manages leasing operations and forestry operations to capture the value of our real estate assets. As an operating company, St. Joe operates some of the finest resorts and leisure operations that Northwest Florida has to offer, including the award-winning WaterColor Inn. Over 90% of our real estate assets are located within fifteen miles of the Gulf of Mexico.
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
Segments
We conduct primarily all of our business in the following four reportable operating segments: (1) residential real estate, (2) resorts and leisure, (3) commercial leasing and sales and (4) forestry. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. See Note 1. Nature of Operations for additional information.
The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Segment Operating Revenue
Residential real estate	35.4%	9.4%
Resorts and leisure	37.5%	60.0%
Commercial leasing and sales	15.9%	17.7%
Forestry	10.0%	12.3%
Other	1.2%	0.6%
Consolidated operating revenue	100.0%	100.0%

For more information regarding our operating segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.
Residential Real Estate
Our residential real estate segment typically plans and develops residential communities of various sizes. From time to time, our residential real estate segment also evaluates opportunities to maximize value by selling some of our resorts and leisure properties. As is true with all of our projects, what residential real estate will actually be developed, including the actual number of units that we ultimately approve for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development. The following is a description of some of our major residential development communities in Northwest Florida that we are currently in the process of planning or developing.
The Watersound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has received government approval for 1,074 single family units with an additional multi-family component. The Watersound Origins community currently includes a six-hole golf course, which is owned by us and operated by our resorts and leisure segment.
The Breakfast Point community is a residential community in Panama City Beach, Florida. The project has received government approval for 368 single family units. In addition, adjacent property to the east of the Breakfast Point community has received government approval for 1,760 single family units and 440 multi-family units.
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
We have other residential communities, such as the SummerCamp Beach, RiverCamps, WindMark Beach and WaterColor communities that have homesites available for sale or future development. In addition, we have residential communities, such as WaterSound Beach and WaterSound West Beach that are substantially developed, and the remaining developed and available homesites in these communities are available for sale.
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
As part of the April 2014 RiverTown real estate sale, the buyer, Mattamy, is obligated to pay impact fees to us. Based on Mattamy’s current development plans and St. Johns County’s current costs for impact fees, we estimate that we may receive $20.0 million to $26.0 million for the impact fees over the five-year period following the closing (most of which we expect to receive at the end of that five-year period, which is April 2, 2019). However, the actual consideration we will receive for the impact fees will be based on a variety of factors outside our control, including recently proposed or other impact fee increases by St. Johns County. On April 3, 2018, the Board of County Commissioners for St. John’s County adopted updated impact fee schedules that could result in significant increases in the amount that will be received by us. We received impact fees of $0.2 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. In total, we have received approximately $1.8 million from April 2014 through March 31, 2018.
Resorts and Leisure
Our resorts and leisure segment features hotel operations, vacation rentals, restaurants, golf courses, a beach club, marinas and other resort amenities. Our resorts and leisure segment operations are managed for us by a third party management company.

We own the WaterColor Inn, an award winning boutique hotel, which provides guests with access to a beach club, spa, tennis center, an award-winning restaurant, and retail and commercial space. The Clubs by Joe (“The Club”) is our private membership club that provides members and guests access to our facilities, which include golf courses and a beach club located in the Panama City Beach area. The Club’s focus is on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort. In addition, we own a golf course located in Tallahassee.
We own additional properties in our WaterSound Beach and WindMark Beach communities that we operate as short term vacation rental property. Our short term vacation rental management business previously rented private homes owned by third parties in the WaterColor, WaterSound Beach and surrounding communities to individuals who were vacationing in the area. As discussed in Note 7. Sale of Vacation Rental Management, we sold our short term vacation rental management business in December 2017. We also manage, but do not own, The Pearl Hotel in Rosemary Beach, Florida. In addition, we own and operate two marinas in Northwest Florida.
From time to time, we may explore the sale of certain resort and leisure properties, as well as the development of new resort and leisure properties.
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
The following is a listing of some of our commercial leasing and sales properties:
Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be developed.
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
Beckrich Office Park. We acquired two office buildings in April 2017, located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 52.0% are currently under lease.
Pier Park Crossings. In April 2017, we formed Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to design, develop and construct a 240 unit multi-family apartment home community. We expect construction to begin in the first half of 2018.
Forestry
Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber, and other forest products.
We may sell our timber holdings, undeveloped land or land with limited development and easements. Some parcels include the benefits of limited development activity including improved roads, ponds and fencing. We have traditionally sold parcels of varying sizes ranging from less than one acre to thousands of acres. The pricing of these parcels varies significantly based on size, location, terrain, timber quality and other local factors. We also lease land within the forestry segment for hunting and other uses.

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
Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in these policies during the first three months of 2018, however we cannot assure you that these policies will not change in the future.
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

Results of Operations
Consolidated Results
The following table sets forth a comparison of the results of our operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Revenue:
Real estate revenue	$7.7	$1.5
Resorts and leisure revenue	7.5	8.1
Leasing revenue	3.0	2.6
Timber revenue	1.7	1.3
Total	19.9	13.5
Expenses:
Cost of real estate revenue	4.2	0.3
Cost of resorts and leisure revenue	7.0	8.8
Cost of leasing revenue	0.8	0.7
Cost of timber revenue	0.2	0.2
Other operating and corporate expenses	5.9	6.2
Depreciation, depletion and amortization	2.3	1.9
Total expenses	20.4	18.1
Operating loss	(0.5)	(4.6)
Other income (expense):
Investment income, net	3.6	10.4
Interest expense	(3.0)	(3.0)
Other income, net	0.3	3.7
Total other income, net	0.9	11.1
Income before income taxes	0.4	6.5
Income tax benefit (expense)	0.2	(2.3)
Net income	$0.6	$4.2

Real Estate Revenue and Gross Profit

	Three Months Ended March 31,
	2018	% (1)	2017	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$7.0	90.9%	$1.3	86.7%
Commercial real estate revenue	0.3	3.9%	—	—%
Rural land and other revenue	0.4	5.2%	0.2	13.3%
Real estate revenue	$7.7	100.0%	$1.5	100.0%

Gross profit:
Residential real estate	$2.9	41.4%	$1.0	76.9%
Commercial real estate	0.3	100.0%	—	—%
Rural land and other	0.3	75.0%	0.2	100.0%
Gross profit	$3.5	45.5%	$1.2	80.0%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.
Real Estate Revenue and Gross Profit. During the three months ended March 31, 2018, residential real estate revenue increased $5.7 million, or 438.5%, to $7.0 million as compared to $1.3 million during the same period in 2017, and gross profit increased $1.9 million, or 190.0%, to $2.9 million, (or gross margin of 41.4%), as compared to $1.0 million, (or gross margin of 76.9%), during the same period in 2017. During the three months ended March 31, 2018, we sold 106 lots compared to 2 lots during the same period in 2017.
The number of lots sold varied each period due to the timing of builder contractual closing obligations and the timing of development of finished lots in our residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and the difference in pricing among the communities.
Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2018, we had one commercial real estate sale totaling 2 acres for $0.3 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2017, there were no commercial real estate sales.
Rural Land and Other Revenue and Gross Profit. During the three months ended March 31, 2018, we sold approximately 17 acres of rural and timber land for $0.2 million and mitigation bank credits for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 75.0%. During the three months ended March 31, 2017, we sold approximately 43 acres of rural and timber land for $0.2 million and mitigation bank credits for less than $0.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. Revenue from rural land can vary drastically from period to period.
Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.
For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Resorts and Leisure Revenue and Gross Profit (Deficit)

	Three Months Ended March 31,
	2018	2017
	In millions
Resorts and leisure revenue	$7.5	$8.1
Gross profit (deficit)	$0.5	$(0.7)
Gross margin	6.7%	(8.6)%

Resorts and leisure revenue decreased $0.6 million, or 7.4%, during the three months ended March 31, 2018, as compared to the same period in 2017. The decrease in resorts and leisure revenue is primarily due to the sale of our short term vacation rental management business in December 2017, partially offset by an increase of $0.8 million in club revenue related to an increase in the number of members and membership revenue. Resorts and leisure had a gross margin during the three months ended March 31, 2018 of 6.7% compared to a negative gross margin (8.6)% during the same period in 2017. The increase is primarily due to increased membership revenue and controlled expenses.
Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2018	2017
	In millions
Leasing revenue	$3.0	$2.6
Gross profit	$2.2	$1.9
Gross margin	73.3%	73.1%

Leasing revenue increased $0.4 million, or 15.4%, during the three months ended March 31, 2018, as compared to the same period in 2017. This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three month periods ended March 31, 2018 and 2017.
Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2018	2017
	In millions
Timber revenue	$1.7	$1.3
Gross profit	$1.5	$1.1
Gross margin	88.2%	84.6%

Timber revenue increased $0.4 million, or 30.8%, during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply, primarily of pulpwood. There were 102,000 tons sold during the three months ended March 31, 2018, as compared to 75,000 tons sold during the same period in 2017. Gross margin increased during the three months ended March 31, 2018 to 88.2%, as compared to 84.6% during the same period in 2017, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Three Months Ended March 31,
	2018	2017
	In millions
Employee costs	$1.8	$1.8
401(k) contribution	1.1	1.2
Property taxes and insurance	1.3	1.4
Professional fees	0.8	1.0
Marketing and owner association costs	0.4	0.4
Occupancy, repairs and maintenance	0.1	0.1
Other miscellaneous	0.4	0.3
Total other operating and corporate expenses	$5.9	$6.2
Depreciation, Depletion and Amortization
The increase of $0.4 million in depreciation, depletion and amortization expenses during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.
Investment Income, Net
Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) realized gain or loss from the sale of our available for-sale-investments, less other-than-temporary impairment loss, (iv) unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by an SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2018	2017
	In millions
Interest and dividend income	$2.9	$4.6
Accretion income	0.2	0.9
Net realized (loss) gain on the sale of investments	(1.1)	3.1
Other-than-temporary impairment loss	(0.1)	(0.4)
Unrealized loss on investments, net	(0.5)	—
Interest income from investments in SPEs	2.1	2.1
Interest accrued on notes receivable and other interest	0.1	0.1
Total investment income, net	$3.6	$10.4
Investment income, net decreased $6.8 million to $3.6 million for the three months ended March 31, 2018, as compared to $10.4 million for the three months ended March 31, 2017. The decrease in interest and dividend income and accretion income for the three months ended March 31, 2018, as compared to the same period in 2017, was due primarily to the reduction in investments held during the period. During the three months ended March 31, 2018, the average balance of investments was approximately $128.9 million compared to an average of approximately $199.6 million for the three months ended March 31, 2017. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2017 and 2018 under our Stock Repurchase Program.
Investment income, net for the three months ended March 31, 2018 includes the sale of certain corporate debt securities at a realized loss of $1.1 million, an unrealized loss of $0.5 million related to preferred stock and an other-than-temporary impairment loss for credit-related loss of $0.1 million. Investment income, net for the three months ended March 31, 2017 includes the sale of certain corporate debt securities and preferred stock at a realized gain of $3.1 million, partially offset by an other-than-temporary impairment loss for credit-related loss of $0.4 million.

Interest Expense
Interest expense primarily includes interest expense on our CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the Refinanced Loan for our consolidated Pier Park North JV and Pier Park Outparcel Construction Loan as detailed in the table below:

	Three Months Ended March 31,
	2018	2017
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2
Other interest expense	0.8	0.8
Total interest expense	$3.0	$3.0
Other Income, Net
Other income, net primarily includes income from our retained interest investments, insurance settlement proceeds and other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2018	2017
	In millions
Accretion income from retained interest investments	$0.3	$0.3
Miscellaneous income, net	—	3.4
Other income, net	$0.3	$3.7
Other income, net decreased $3.4 million during the three months ended March 31, 2018, as compared to the same period in 2017. During the three months ended March 31, 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income, net, for reimbursement of certain attorney fees and related costs incurred by us in defending litigation.
Income Tax Benefit (Expense)
The Tax Act was enacted on December 22, 2017, changing many aspects of U.S. corporate income taxation including reducing the U.S. federal corporate tax rate from 35.0% to 21.0% for tax years beginning after December 31, 2017. We recognized the tax effects of the Tax Act during the year ended December 31, 2017, which included a $33.5 million benefit from the reassessment of net deferred tax balances to reflect the newly enacted tax rate.
We recorded income tax benefit of $0.2 million during the three months ended March 31, 2018, as compared to income tax expense of $2.3 million during the same period in 2017. Our effective tax rate was (49.0)% for the three months ended March 31, 2018, as compared to 34.3% during the same period in 2017.
Our effective rate for 2018 differed from the federal statutory rate of 21.0% primarily due to the effect of the 2017 qualified timber gains at the federal statutory rate of 23.8%, impact of state taxes and changes in the valuation allowance. The effective tax rate for 2017 differed from the federal statutory rate of 35.0% primarily due to the impact of state taxes and changes in the valuation allowance. In the future, we expect that our effective rate will be closer to the statutory rate.

Segment Results
Residential Real Estate
The table below sets forth the results of operations of our residential real estate segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	In millions
Revenue:
Real estate revenue	$6.4	$1.0
Other revenue	0.6	0.3
Total revenue	7.0	1.3
Expenses:
Cost of real estate and other revenue	4.1	0.3
Other operating expenses	1.2	1.3
Depreciation and amortization	—	0.1
Total expenses	5.3	1.7
Operating income (loss)	1.7	(0.4)
Other (expense) income:
Interest expense	(0.3)	(0.3)
Other income	0.1	—
Total other expense, net	(0.2)	(0.3)
Net income (loss) before income taxes	$1.5	$(0.7)
Real estate revenue includes sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold, marketing fees and brokerage fees. For the three months ended March 31, 2018, real estate revenue includes approximately $0.4 million of estimated lot residuals and other revenue includes approximately $0.3 million of estimated marketing fees and tap and impact fee credits related to homebuilder homesite sales that were recognized as revenue at the point in time of the sale. See Note 17. Segment Information for additional information regarding the impact of the adoption of ASU 2014-09 on lot residuals, marketing fees and tap and impact fee credits. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2018					Three Months Ended March 31, 2017
	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin	Units Sold	Revenue	Cost of Revenue	Gross Profit	Gross Margin
	Dollars in millions
Homesites	106	$6.4	$3.9	$2.5	39.1%	2	$1.0	$0.2	$0.8	80.0%
Homesites. Revenue from homesite sales increased $5.4 million, or 540.0%, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the mix and number of homesites sold and the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the three months ended March 31, 2018 and 2017, the average revenue per homesite sold was approximately $56,000 and $283,000, respectively, due to the location of the homesites, which includes the sale of 46 undeveloped lots within the SouthWood community during the three months ended March 31, 2018, with no comparable undeveloped lot sales during the same period in 2017. Gross margin decreased to 39.1% during the three months ended March 31, 2018, as compared to 80.0% during the same period in 2017, primarily due to the mix of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.
Interest expense consists of interest expense on our portion of the total outstanding CDD debt. Other income primarily consists of interest earned on our mortgage notes receivable and other miscellaneous income.
Resorts and Leisure
The table below sets forth the results of operations of our resorts and leisure segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	In millions
Revenue:
Resorts and leisure revenue	$7.5	$8.1
Expenses:
Cost of resorts and leisure revenue	7.0	8.8
Other operating expenses	0.2	0.1
Depreciation	0.9	1.0
Total expenses	8.1	9.9
Operating loss	(0.6)	(1.8)
Other income	0.1	—
Net loss before income taxes	$(0.5)	$(1.8)
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Revenue	Gross (Deficit) Profit	Gross Margin	Revenue	Gross (Deficit) Profit	Gross Margin
	In millions
Resorts, vacation rentals and other management services	$3.4	$(0.4)	(11.8)%	$4.8	$(0.8)	(16.7)%
Clubs	3.6	0.8	22.2%	2.8	—	—%
Marinas	0.5	0.1	20.0%	0.5	0.1	20.0%
Total	$7.5	$0.5	6.7%	$8.1	$(0.7)	(8.6)%
Revenue from resorts, vacation rentals and other management services decreased $1.4 million, or 29.2%, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to the sale of our short term vacation rental management business during December 2017, which also improved our gross margin by 4.9% to a negative gross margin of (11.8)% during the three months ended March 31, 2018, as compared to a negative gross margin of (16.7)% during the same period in 2017.
Revenue from our clubs increased $0.8 million, or 28.6%, during the three months ended March 31, 2018, as compared to the same period in 2017, primarily related to an increase in the number of members and membership revenue. Our gross margin also increased to 22.2% during the three months ended March 31, 2018 compared to a break even gross margin during the same period in 2017. The increase in gross margin was primarily due to the increase in membership revenue.
Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.
Other income consists primarily of interest earned on the PCR Note, which was paid in full on February 14, 2018.

Commercial Leasing and Sales
The table below sets forth the results of operations of our commercial leasing and sales segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	In millions
Revenue:
Leasing revenue	$2.8	$2.4
Commercial real estate revenue	0.3	—
Total revenue	3.1	2.4
Expenses:
Cost of leasing revenue	0.8	0.7
Other operating expenses	0.7	0.8
Depreciation	1.2	0.8
Total expenses	2.7	2.3
Operating income	0.4	0.1
Interest expense	(0.5)	(0.5)
Net loss before income taxes	$(0.1)	$(0.4)
The total net rentable square feet and percentage leased of leasing properties by location at March 31, 2018 and December 31, 2017 are as follows:

		March 31, 2018		December 31, 2017
	Location	Net Rentable Square Feet	Percentage Leased	Net Rentable Square Feet	Percentage Leased
Pier Park North JV	Bay County, FL	320,305	96%	320,305	96%
VentureCrossings (1)	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	52%	67,108	52%
WindMark Beach Commercial (2)	Gulf County, FL	48,035	50%	48,035	27%
SouthWood Town Center (3)	Leon County, FL	34,230	85%	34,412	85%
WaterColor Town Center (3)	Walton County, FL	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	63%	14,700	63%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
WaterSound Gatehouse	Walton County, FL	12,624	100%	12,624	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Wetappo	Gulf County, FL	4,900	100%	4,900	100%
WaterColor HOA Office (4)	Walton County, FL	1,244	100%	1,244	100%
WaterSound Origins	Walton County, FL	760	100%	760	100%
		813,415	89%	813,597	87%

(1)	During 2017, we completed construction of a 138,605 square foot manufacturing facility, for which we have a long term lease that commenced on December 1, 2017.
(2)	Included in net rentable square feet as of March 31, 2018 and December 31, 2017, is 13,808 square feet of unfinished space.
(3)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(4)
In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in 2019 to include the entire building.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Leasing revenue increased $0.4 million, or 16.7%, during the three months ended March 31, 2018, as compared to the same period in 2017. This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three month periods ended March 31, 2018 and 2017. As of March 31, 2018, we had net rentable square feet of approximately 813,000, of which approximately 720,000 square feet was under lease. As of March 31, 2017, we had net rentable square feet of approximately 604,000, of which approximately 522,000 square feet was under lease.
Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2018 we had one commercial real estate sale totaling approximately 2 acres for $0.3 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2017, there were no commercial real estate sales. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.
Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses.
The increase of $0.4 million in depreciation and amortization expense during the three months ended March 31, 2018, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.
Interest expense primarily includes interest expense from the Pier Park North JV Refinanced Loan, Pier Park Outparcel Construction Loan and interest expense on our CDD debt.
Forestry
The table below sets forth the results of operations of our forestry segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	In millions
Revenue:
Timber revenue	$1.6	$1.3
Real estate revenue - other rural land revenue	0.2	0.2
Leasing revenue	0.2	0.2
Total revenue	2.0	1.7
Expenses:
Cost of timber revenue	0.2	0.2
Other operating expenses	0.1	0.1
Depreciation and depletion	0.2	0.2
Total expenses	0.5	0.5
Net income before income taxes	$1.5	$1.2

The total tons sold and relative percentage of total tons sold by major type of timber revenue for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018		2017
Pine pulpwood	70,000	68.6%	53,000	70.7%
Pine sawtimber	25,000	24.5%	17,000	22.7%
Pine grade logs	6,000	5.9%	4,000	5.3%
Other	1,000	1.0%	1,000	1.3%
Total	102,000	100.0%	75,000	100.0%
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Timber revenue increased by $0.3 million, or 23.1%, during the three months ended March 31, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply, primarily of pulpwood. There were 102,000 tons sold during the three months ended March 31, 2018, as compared to 75,000 tons sold during the same period in 2017. The average price per ton sold decreased to $15.22 during the three months ended March 31, 2018, as compared to $15.54 during the same period in 2017. Gross margin increased during the three months ended March 31, 2018, to 87.5%, as compared to 84.6% during the same period in 2017. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.
During the three months ended March 31, 2018, we sold approximately 17 acres of rural and timber land for 0.2 million, as compared to approximately 43 acres of rural and timber land sold for $0.2 million during the three months ended March 31, 2017, with de minimis cost of revenue for both periods.
Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.
Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.
Liquidity and Capital Resources
As of March 31, 2018, we had cash and cash equivalents of $202.6 million, compared to $192.1 million as of December 31, 2017. Our cash and cash equivalents at March 31, 2018 includes commercial paper of $179.2 million and $5.7 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale and equity securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2018, we had investments - debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $36.4 million and investments - equity securities in preferred stock investments of $44.9 million. As of December 31, 2017, we had investments - debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $66.4 million and investments - equity securities in preferred stock investments of $35.0 million. See Note 4. Investments, for additional information regarding our investments.
We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.
Our real estate investment strategy focuses on projects that meet our investment return criteria. During the three months ended March 31, 2018, we incurred a total of $7.5 million for capital expenditures, which includes $2.0 million related to the acquisition and development of our residential real estate projects, $3.5 million for our commercial leasing and sales segment, $1.3 million related to our resorts and leisure segment and $0.7 million related primarily to our forestry segment and corporate expenditures.

Our remaining expected capital expenditures are estimated to be $122.5 million, which includes $34.2 million primarily for the development and acquisition of land for our residential real estate projects, $79.5 million for our commercial leasing and sales segment for the development and construction of commercial projects, $7.9 million for our resorts and leisure segment for the improvement and expansion of existing beach club property, land and development costs and improvements to an existing restaurant and other property and $0.9 million for our forestry segment and corporate expenditures, some of which may not be deployed until 2019. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures. We anticipate that these future capital commitments will be funded through new financing arrangements, cash and cash equivalents, short term investments and cash generated from operations. As of March 31, 2018, we had a total of $24.8 million in contractual obligations.
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of March 31, 2018 and December 31, 2017, $47.1 million and $47.3 million, respectively, was outstanding on the Refinanced Loan. The Refinanced Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the Refinanced Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt.
CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $7.3 million as of March 31, 2018. Total outstanding CDD debt related to our land holdings was $21.3 million at March 31, 2018, which was comprised of $17.9 million at SouthWood, $2.9 million at the existing Pier Park retail center and $0.5 million at Wild Heron, a community where we have purchased residential lots for resale. We pay interest on this total outstanding CDD debt. On March 29, 2018, the CDD at one of our projects began refinancing its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates. The prior bonds will be paid off in May 2018, at the completion of the refinancing.
During the three months ended March 31, 2018 and 2017, we repurchased a total of 764,825 and 2,044,981 shares, respectively, of our common stock outstanding for an aggregate purchase price of $13.7 million and $34.2 million, respectively, including costs. See Note 14. Stockholders' Equity for additional information regarding common stock repurchases related to our Stock Repurchase Program.
Summary of Cash Flows
A summary of our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	In millions
Net cash provided by operating activities	$1.9	$7.1
Net cash provided by investing activities	22.4	2.6
Net cash used in financing activities	(13.8)	(33.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	10.5	(24.1)
Cash, cash equivalents and restricted cash at beginning of the period	192.4	243.1
Cash, cash equivalents and restricted cash at end of the period	$202.9	$219.0

Cash Flows from Operating Activities
Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land, our forestry operations and land developed by the commercial leasing and sales segment. Net cash provided by operations was $1.9 million during the three months ended March 31, 2018, as compared to $7.1 million during the same period in 2017.
Cash Flows from Investing Activities
Cash flows provided by investing activities primarily includes sales of investments and investments in assets held by special purpose entities and proceeds from the disposition of assets, partially offset by purchases of investments and capital expenditures for property and equipment used in our operations. During the three months ended March 31, 2018, net cash provided by investing activities was $22.4 million, which includes sales of investments - debt securities of $32.0 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by SPEs of $0.4 million, offset by purchases of investments - equity securities of $10.4 million. During the three months ended March 31, 2017, net cash provided by investing activities was $2.6 million, which includes sales of investments - debt securities of $48.7 million, sales of investments - equity securities of $8.3 million and maturities of assets held by SPEs of $0.4 million, partially offset by purchases of investments - debt securities of $36.9 million and purchases of investments - equity securities of $12.6 million.
Capital expenditures for operating property and property and equipment were $4.5 million and $5.3 million, during the three months ended March 31, 2018 and 2017, respectively, which were primarily for our resorts and leisure and commercial leasing and sales segments.
Cash Flows from Financing Activities
Net cash used in financing activities was $13.8 million during the three months ended March 31, 2018, compared to $33.8 million for the three months ended March 31, 2017. Net cash used in financing activities during the three months ended March 31, 2018 included the repurchase of common stock of $13.7 million, principal payments on debt of $0.2 million, partially offset by capital contribution from non-controlling interest of $0.1 million. Net cash used in financing activities during the three months ended March 31, 2017 included the repurchase of our common stock of $34.2 million and principal payments on debt of $0.2 million, partially offset by borrowings on debt of $0.5 million.
Off-Balance Sheet Arrangements
In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of March 31, 2018 the Refinanced Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. In connection with the Refinanced Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 10. Debt.
As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.3 million for all installment notes monetized through March 31, 2018. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.
At both March 31, 2018 and December 31, 2017, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.6 million and standby letters of credit of less than $0.1 million, which may potentially result in a liability to us if certain obligations are not met.
Contractual Obligations
There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2018.

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

•
our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;

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

•
our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in available-for-sale securities or equity securities, share repurchases, real estate and other strategic investments;

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2017, and subsequent, Form 10-Qs and other current reports, and the following:

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

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;

•	our ability to effectively deploy and invest our assets, including our available-for-sale securities and equity securities;

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

•
our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale, particularly after increases proposed or imposed by St. John’s County;

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

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;

•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;

•	Fairholme’s ability to influence major corporate decisions affecting the Company;

•	potential liability under environmental or construction laws, or other laws or regulations;

•	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting;

•	our ability to receive payments of settlement amounts due under our claims settlement receivable; and

•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.9 million in the market value of these investments as of March 31, 2018. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.
We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.3 million in the market value of these investments as of March 31, 2018. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.
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
The amount of interest expense on our construction loans are based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest expense.
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
Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 18. Commitments and Contingencies, for further discussion.
Item 1A.    Risk Factors
A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to our Risk Factors as previously reported.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on our repurchases of common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				In Millions
January 1-31, 2018	249,408	$17.98	249,408	$131,789
February 1-28, 2018	315,147	17.91	315,147	126,142
March 1-31, 2018	200,270	17.77	200,270	122,582
Total	764,825	$17.90	764,825	$122,582

(1)	As of December 31, 2017, we had a total of $136.3 million available for purchase of shares under our Stock Repurchase Program. The Stock Repurchase Program has no expiration date.
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

THE ST. JOE COMPANY
(Registrant)

Date:	May 2, 2018	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 2, 2018	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)