Form 10-Q
period 2018-06-30
ST JOE CO
filed 2018-08-01
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 1‑10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida	59‑0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

133 South Watersound Parkway
Watersound, Florida	32461
(Address of principal executive offices)	(Zip Code)

(850) 231‑6400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES  ☑    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	◻
		Accelerated filer	☑

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ◻    NO  ☑

As of July 30, 2018, there were 61,295,299 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Investment in real estate, net	$339,457	$332,624
Cash and cash equivalents	215,095	192,083
Investments - debt securities	14,202	76,245
Investments - equity securities	38,830	35,023
Restricted investments	3,406	4,469
Income tax receivable	1,651	8,371
Claim settlement receivable	5,360	5,280
Other assets	46,433	47,133
Property and equipment, net of accumulated depreciation of $61,631 and $60,697 at June 30, 2018 and December 31, 2017, respectively	11,670	11,776
Investments held by special purpose entities	207,664	207,989
Total assets	$883,768	$920,993
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$59,166	$55,630
Other liabilities	49,320	47,259
Deferred tax liabilities, net	49,087	48,983
Senior Notes held by special purpose entity	176,655	176,537
Total liabilities	334,228	328,409
Equity:
Common stock, no par value; 180,000,000 shares authorized; 65,907,822 and 65,897,866 issued at June 30, 2018 and December 31, 2017, respectively; and 61,842,662 and 65,897,866 outstanding at June 30, 2018 and December 31, 2017, respectively	424,736	424,694
Retained earnings	182,033	154,324
Accumulated other comprehensive loss	(613)	(1,461)
Treasury stock at cost, 4,065,160 shares held at June 30, 2018	(72,463)	—
Total stockholders’ equity	533,693	577,557
Non-controlling interest	15,847	15,027
Total equity	549,540	592,584
Total liabilities and equity	$883,768	$920,993

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which as of June 30, 2018 and December 31, 2017 include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Windmark JV, LLC (“Windmark JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2017, consolidated balances attributable to the Company’s consolidated variable interest entities also include Artisan Park, L.L.C., see Note 9. Real Estate Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt, Net.

	June 30,	December 31,
	2018	2017
ASSETS
Investment in real estate	$60,018	$58,441
Cash and cash equivalents	3,507	5,084
Other assets	14,836	11,889
Investments held by special purpose entity	207,664	207,989
Total assets	$286,025	$283,403
LIABILITIES
Debt, net	$50,294	$46,783
Other liabilities	3,535	4,357
Senior Notes held by special purpose entity	176,655	176,537
Total liabilities	$230,484	$227,677

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue:
Real estate revenue	$32,159	$7,150	$39,861	$8,675
Resorts and leisure revenue	13,270	19,328	20,719	27,436
Leasing revenue	3,094	2,842	6,141	5,398
Timber revenue	1,911	1,327	3,577	2,651
Total revenue	50,434	30,647	70,298	44,160
Expenses:
Cost of real estate revenue	2,954	3,614	7,122	3,945
Cost of resorts and leisure revenue	9,820	14,884	16,819	23,687
Cost of leasing revenue	842	798	1,666	1,467
Cost of timber revenue	193	238	406	395
Other operating and corporate expenses	5,010	4,154	10,955	10,334
Depreciation, depletion and amortization	2,271	2,032	4,527	3,985
Total expenses	21,090	25,720	41,495	43,813
Operating income	29,344	4,927	28,803	347
Other income (expense):
Investment income, net	5,981	14,303	9,646	24,658
Interest expense	(2,954)	(3,035)	(5,979)	(6,078)
Other income, net	243	328	520	4,063
Total other income, net	3,270	11,596	4,187	22,643
Income before income taxes	32,614	16,523	32,990	22,990
Income tax expense	(6,547)	(5,909)	(6,298)	(8,188)
Net income	26,067	10,614	26,692	14,802
Net loss attributable to non-controlling interest	128	150	260	330
Net income attributable to the Company	$26,195	$10,764	$26,952	$15,132

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	63,760,022	71,981,505	64,613,298	72,970,462
Net income per share attributable to the Company	$0.41	$0.15	$0.42	$0.21

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income:	$26,067	$10,614	$26,692	$14,802
Other comprehensive income (loss), net of tax:
Available-for-sale investment items:
Net unrealized gain (loss) on available-for-sale investments	321	745	(482)	4,650
Net unrealized loss on restricted investments	—	(4)	(9)	—
Reclassification of net realized (gain) loss included in earnings	(28)	(7,739)	1,050	(10,861)
Reclassification into retained earnings (1)	—	—	932	—
Reclassification of other-than-temporary impairment loss included in earnings	—	—	63	366
Total before income taxes	293	(6,998)	1,554	(5,845)
Income tax (expense) benefit (2)	(74)	2,835	(706)	2,394
Total other comprehensive income (loss), net of tax	219	(4,163)	848	(3,451)
Total comprehensive income, net of tax	$26,286	$6,451	$27,540	$11,351

(1)

The reclassification into retained earnings relates to the adoption of Accounting Standards Update (“ASU”) 2016‑01 Financial Instruments - Overall, as amended (“ASU 2016‑01”). The new guidance was effective January 1, 2018, and requires equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

Income tax expense for the six months ended June 30, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018‑02 Income Statement - Reporting Comprehensive Income (“ASU 2018‑02”). The new guidance was effective January 1, 2018, and allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). See Note 2. Summary of Significant Accounting Policies.

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding			Comprehensive	Treasury	Non-controlling
	Shares	Amount	Retained Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Issuance of common stock for director’s fees	—	43	—	—	—	—	43
Issuance of common stock for officer compensation	9,956	192	—	—	—	—	192
Repurchase of common shares	(4,065,160)	—	—	—	(72,463)	—	(72,463)
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income	—	—	—	465	—	—	465
Net income	—	—	26,952	—	—	(260)	26,692
Balance at June 30, 2018	61,842,662	$424,736	$182,033	$(613)	$(72,463)	$15,847	$549,540

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$26,692	$14,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,527	3,985
Stock based compensation	235	19
Loss (gain) on sale of investments	1,086	(10,861)
Unrealized gain on investments, net	(729)	—
Other-than-temporary impairment loss	63	366
Deferred income tax (benefit) expense	(54)	3,488
Impairment loss on investment in real estate	99	—
Cost of real estate sold	6,545	3,426
Expenditures for and acquisition of real estate to be sold	(8,288)	(5,021)
Accretion income and other	(1,038)	(1,899)
Loss on disposal of property and equipment	8	29
Changes in operating assets and liabilities:
Notes receivable	(381)	(808)
Other assets	(157)	(2,657)
Other liabilities	2,184	14,093
Income taxes receivable	6,720	26,671
Net cash provided by operating activities	37,512	45,633
Cash flows from investing activities:
Expenditures for operating property	(9,659)	(15,646)
Expenditures for property and equipment	(1,252)	(1,271)
Proceeds from the disposition of assets	5,000	—
Purchases of investments - debt securities	(38)	(74,740)
Purchases of investments - equity securities	(10,442)	(19,081)
Sales of investments - debt securities	64,630	102,065
Sales of investments - equity securities	7,328	8,324
Maturities of assets held by special purpose entities	414	415
Net cash provided by investing activities	55,981	66
Cash flows from financing activities:
Capital contribution from non-controlling interest	887	141
Repurchase of common shares	(72,463)	(40,444)
Borrowings on debt	5,737	1,188
Principal payments for debt	(871)	(838)
Debt issuance costs	(1,158)	(20)
Net cash used in financing activities	(67,868)	(39,973)
Net increase in cash, cash equivalents and restricted cash	25,625	5,726
Cash, cash equivalents and restricted cash at beginning of the period	192,365	243,087
Cash, cash equivalents and restricted cash at end of the period	$217,990	$248,813

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	Six Months Ended
	June 30,
	2018	2017
Cash and cash equivalents	$215,095	$247,178
Restricted cash included in other assets	2,895	1,635
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$217,990	$248,813

Restricted cash includes amounts set aside as letters of credit collateral and as a requirement of financing for certain of the Company’s developments.

	Six Months Ended
	June 30,
	2018	2017
Cash paid during the period for:
Interest	$5,822	$5,819
Income taxes	$2,005	$2,312

Non-cash financing and investment activities:
(Decrease) increase in Community Development District debt	$(207)	$73
Expenditures for operating properties and property and equipment financed through accounts payable	$563	$6,098

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily in Northwest Florida. Approximately 90% of the Company’s real estate assets are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) resorts and leisure, 3) commercial leasing and sales and 4) forestry.

In prior periods, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts and leisure, 4) leasing operations and 5) forestry. Commencing in the fourth quarter of 2017, the Company’s commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All prior year segment information has been reclassified to conform to the 2018 presentation. The change in reporting segments had no effect on the condensed consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 17. Segment Information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2017 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2017 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate joint ventures determined to be VIEs. See Note 9. Real Estate Joint Ventures.

The interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2017 annual financial statements, except for recently adopted accounting pronouncements detailed below. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic or other conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with regional financial institutions, and as of June 30, 2018, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2018 the company had $9.9 million invested in U.S. Treasury securities, $4.3 million invested in two issuers of corporate debt securities that are non-investment grade, $38.8 million invested in five issuers of preferred stock that are non-investment grade and two issuers of preferred stock that are investment grade, as well as investments of $165.6 million in short term commercial paper from twelve issuers.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding for the period. For the three and six months ended June 30, 2018 and 2017, basic and diluted average shares outstanding were the same and there were no outstanding common stock equivalents as of June 30, 2018 or December 31, 2017. Non-vested restricted stock is included in outstanding shares at the time of grant.

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales and related fees, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue, costs and expenses.

Effective January 1, 2018, with the adoption of ASU 2014-09 Revenue from Contracts with Customers, as amended (“Topic 606”), estimated lot residuals (a percentage of the sales price of a completed home received when the home price or gross profit of the home exceeds a negotiated threshold) and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. For the three and six months ended June 30, 2018, real estate revenue includes approximately $0.2 million and $0.6 million, respectively of estimated lot residuals and approximately $0.3 million and $0.6 million, respectively, of certain estimated fees related to homebuilder homesite sales. Prior to 2018, these lot residuals and fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 that established the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016‑08 that further clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016‑10 that clarified guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016‑11 that rescinded SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016‑12 that provided narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016‑20 that included technical corrections and improvements to Topic 606. The Company adopted the new guidance as of January 1, 2018 and elected to implement Topic 606 using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings. The impact of adopting this guidance resulted in an adjustment to increase retained earnings by $1.5 million, offset by a decrease of $0.4 million related to tax effects, for a net effect of $1.1 million, an increase to accounts receivable, net by $2.1 million and a decrease to investment in real estate, net by $0.6 million as of January 1, 2018, related to the recognition of estimated lot residuals and certain fees for homesites sold to homebuilders, where the homes had not yet been sold to customers as of December 31, 2017.

Financial Instruments

In January 2016, the FASB issued ASU 2016‑01 that amended existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments changed as a result of the new guidance. In February 2018, the FASB issued ASU 2018‑03 that included technical corrections and improvements to ASU 2016‑01. The Company adopted ASU 2016‑01 and ASU 2018‑03 simultaneously, effective January 1, 2018, and implemented it using a cumulative-effect adjustment between accumulated other comprehensive loss and retained earnings of $0.9 million, offset by an adjustment of $0.2 million related to tax effects, for a net effect of $0.7 million as of the date of adoption. As a result of the adoption of this guidance the change in the fair value of the Company’s equity investments is recognized in the condensed consolidated statements of income rather than the condensed consolidated statements of comprehensive income.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016‑15, which amended the classification of certain cash receipts and cash payments, to reduce the diversity in how these cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new guidance as of January 1, 2018. As this guidance only affects the classification within the statement of cash flows, it did not have any impact on the Company’s cash flows.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016‑18, which required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance as of January 1, 2018, using a retrospective transition method to each period presented. The adoption of this guidance did not have a material impact on the Company’s cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018‑02, which allowed a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also required additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income, whether the Company elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive income to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt the new guidance as of January 1, 2018, and implemented it using a cumulative-effect adjustment to retained earnings from accumulated other comprehensive loss of $0.3 million related to unrealized gains and losses on available-for-sale securities as of the date of adoption. The new guidance also required the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive income (loss). In general, the Company applies the aggregate portfolio method with respect to available-for-sale debt securities.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01 which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provides clarifications and improvements to ASU 2016-02. The new guidance will be effective for annual and interim periods beginning after December 15, 2018 and requires a modified retrospective adoption. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	June 30,	December 31,
	2018	2017
Development property:
Residential real estate	$99,034	$100,279
Resorts and leisure	7,438	4,131
Commercial leasing and sales	61,822	53,896
Forestry	2,143	2,488
Corporate	2,427	2,571
Total development property	172,864	163,365

Operating property:
Residential real estate	7,344	7,344
Resorts and leisure	103,670	103,616
Commercial leasing and sales	110,513	110,491
Forestry	19,755	19,510
Other	50	50
Total operating property	241,332	241,011
Less: Accumulated depreciation	74,739	71,752
Total operating property, net	166,593	169,259
Investment in real estate, net	$339,457	$332,624

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Resorts and leisure development property consists of the improvement and expansion of the existing beach club property, land and development costs and improvements to an existing restaurant and other property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the resorts and leisure and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The resorts and leisure operating property includes the WaterColor Inn, WaterSound Inn, certain vacation rental properties, golf courses, a beach club and marinas. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings and Beckrich Office Park, as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

4. Investments

Available-For-Sale Investments

At June 30, 2018, investments - debt securities and restricted investments classified as available-for-sale securities were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,961	$—	$15	$9,946
Corporate debt securities	5,042	28	814	4,256
	15,003	28	829	14,202
Restricted investments:
Short-term bond	3,252	—	13	3,239
Money market fund	167	—	—	167
	3,419	—	13	3,406
	$18,422	$28	$842	$17,608

At December 31, 2017, investments - debt securities, investments - equity securities and restricted investments classified as available-for-sale securities were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,892	$—	$22	$9,870
Corporate debt securities	67,781	411	1,817	66,375
	77,673	411	1,839	76,245

Investments - equity securities:
Preferred stock	35,955	423	1,355	35,023

Restricted investments:
Short-term bond	4,264	—	13	4,251
Money market fund	218	—	—	218
	4,482	—	13	4,469
	$118,110	$834	$3,207	$115,737

During the six months ended June 30, 2018, realized losses from the sale of available-for-sale securities were $1.1 million and proceeds from the sale of available-for-sale securities were $64.6 million.

During the three and six months ended June 30, 2017, realized gains from the sale of available for-sale securities were $7.7 million and $10.9 million, respectively. During the six months ended June 30, 2017 proceeds from the sale of available-for-sale securities were $110.4 million.

The following table provides the U.S. Treasury securities, corporate debt securities and restricted investments unrealized loss position and related fair values as of June 30, 2018:

	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury securities	$9,946	$15	$—	$—
Corporate debt securities	—	—	4,159	814
Restricted investments:
Short-term bond	—	—	3,239	13
	$9,946	$15	$7,398	$827

The following table provides the U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments unrealized loss position and related fair values as of December 31, 2017:

	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury securities	$9,870	$22	$—	$—
Corporate debt securities	15,515	691	29,595	1,126
Investments - equity securities:
Preferred stock	11,263	1,337	1,986	18
Restricted investments:
Short-term bond	—	—	4,251	13
	$36,648	$2,050	$35,832	$1,157

As of June 30, 2018, the Company had unrealized losses of $0.8 million related to U.S. Treasury securities, corporate debt securities and restricted investments. The Company had unrealized losses of $3.2 million as of December 31, 2017 related to U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments. As of June 30, 2018 and December 31, 2017, the Company did not intend to sell the investments - debt securities with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the six months ended June 30, 2018, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $0.1 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income. During the six months ended June 30, 2017, the Company determined unrealized losses related to its corporate debt securities and preferred stock were other-than-temporarily impaired and recorded an impairment of $0.4 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale at June 30, 2018, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$12,654	$12,393
Due after one year through five years	2,280	1,711
Due after five years through ten years	69	98
	15,003	14,202
Restricted investments	3,419	3,406
	$18,422	$17,608

Investments - Equity Securities

At June 30, 2018, investments - equity securities included $38.8 million of preferred stock investments recorded at fair value. During the three and six months ended June 30, 2018, unrealized gains on investments - equity securities of $1.3 million and $0.7 million, respectively were included within investment income, net on the condensed consolidated statements of income due to the adoption of ASU 2016‑01 on January 1, 2018. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive income (loss). As of January 1, 2018 the outstanding unrealized losses of $0.9 million were reclassified to retained earnings with the adoption of ASU 2016‑01.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), a registered investment advisor registered with the Securities and Exchange Commission and the Fairholme Trust Company, L.L.C. (“FTC”), a non-depository trust company regulated by the Florida Office of Financial Regulation. Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC, which has resulted in a total of $61.9 million of pre-tax income to the Company from April 2013 through June 30, 2018. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of June 30, 2018, Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively, beneficially owned 44.38% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis at June 30, 2018 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$24,256	$—	$—	$24,256
Commercial paper	165,619	—	—	165,619
	189,875	—	—	189,875

Investments - debt securities
U.S. Treasury securities	9,946	—	—	9,946
Corporate debt securities	—	4,256	—	4,256
	9,946	4,256	—	14,202
Investments - equity securities
Preferred stock	10,862	27,968	—	38,830

Restricted investments:
Short-term bond	3,239	—	—	3,239
Money market fund	167	—	—	167
	3,406	—	—	3,406
	$214,089	$32,224	$—	$246,313

The financial instruments measured at fair value on a recurring basis at December 31, 2017 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,505	$—	$—	$10,505
Commercial paper	159,970	—	—	159,970
	170,475	—	—	170,475

Investments - debt securities
U.S. Treasury securities	9,870	—	—	9,870
Corporate debt securities	—	66,375	—	66,375
	9,870	66,375	—	76,245
Investments - equity securities
Preferred stock	10,717	24,306	—	35,023

Restricted investments:
Short-term bond	4,251	—	—	4,251
Money market fund	218	—	—	218
	4,469	—	—	4,469
	$195,531	$90,681	$—	$286,212

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

The Company’s corporate debt securities and certain preferred stock are not traded on a nationally recognized exchange, but are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that corporate debt securities and certain preferred stock are categorized as level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of June 30, 2018 and December 31, 2017, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15. Employee Benefit Plan.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.
•	The fair value of the senior notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2018			December 31, 2017
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash equivalents	$7,664	$7,304	1	$7,989	$7,797	1
Liabilities
Senior Notes held by SPE	$176,655	$190,282	3	$176,537	$198,530	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2018, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.3 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2018 consist of $176.7 million, net of the $3.3 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

6. Claim Settlement Receivable

On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill, which occurred on April 20, 2010. In exchange for this release, the Company will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred. In October 2017 and 2016, the Company received payments of $2.7 million and $5.0 million, respectively. The remaining settlement amount will be made in payments of $2.7 million due in October 2018 and 2019. The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in the Company’s consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for each of the three and six months ended June 30, 2018 and 2017 was $0.1 million.

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

8. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2018	2017
Retained interest investments	$11,285	$11,147
Accounts receivable, net	9,662	8,460
Notes receivable	4,903	9,522
Prepaid expenses	8,512	6,625
Straight line rent	3,779	3,804
Other assets	5,354	4,637
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$46,433	$47,133

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2018 and December 31, 2017. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.3 million and $11.1 million as of June 30, 2018 and December 31, 2017, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

Accounts Receivable, Net

As of June 30, 2018, accounts receivable, net includes $2.7 million related to estimated lot residuals and certain estimated fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail buyers, which can occur over multiple years.

Notes Receivable

Notes receivable consists of the following:

	June 30,	December 31,
	2018	2017
PCR Note, secured by certain assets, 10% interest rate, principal payments due beginning September 2018 per agreed upon schedule, and any remaining amount outstanding is due by December 2020, paid in full February 2018	$—	$5,000
Pier Park Community Development District notes, non-interest bearing, due September 2022	1,316	1,527
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due February 2019 and any remaining amount outstanding is due by February 2020	1,204	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	904	904
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	666	857
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due November 2018 and any remaining amount outstanding is due by November 2019	392	1,060
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, principal payment of less than $0.1 million due March 2019 and any remaining amount outstanding is due by March 2020	200	—
Various mortgage notes, secured by certain real estate, bearing interest at various rates	153	174
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, principal payment of less than $0.1 million due April 2019 and any remaining amount outstanding is due by April 2020	68	—
Total notes receivable	$4,903	$9,522

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of June 30, 2018 and December 31, 2017, there was no allowance for doubtful notes receivable.

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

In April 2018, the Company entered into a joint venture agreement to develop and operate a hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that is currently owned by the Company and will be contributed to the joint venture. As of June 30, 2018, the Company owned a 50.0% equity interest in the joint venture. The Company’s partners are responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. As of June 30, 2018, Pier Park TPS, LLC (“Pier Park TPS JV”) did not have any activity and the Company is currently evaluating whether it is the VIE’s primary beneficiary.

Consolidated Real Estate Joint Ventures

In April 2017, the Company entered into a joint venture agreement to develop, manage and lease apartments in Panama City Beach, Florida. The joint venture parties are working together to design, develop and construct a 240 unit multi-family apartment home community. The community will be located on land in the Pier Park area that was contributed to the joint venture by the Company. As of June 30, 2018 and December 31, 2017, the Company owned a 75.0% equity interest in the consolidated joint venture. The Company’s partners are responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2018 and December 31, 2017.

In December 2016, the Company transferred all of its interest in the Windmark Beach project to Windmark JV, LLC (“Windmark JV”). As of June 30, 2018 and December 31, 2017, the Company owned a 49.0% equity interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of June 30, 2018 and December 31, 2017.

During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2018 and December 31, 2017, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2018 and December 31, 2017.

As of December 31, 2017, the Company was the primary beneficiary of Artisan Park, L.L.C and entitled to 74.0% of the profit or loss of this VIE. The Company is responsible for the day-to-day activities of Artisan Park L.L.C. Effective January 1, 2018, the Company acquired 100.0% ownership interest of Artisan Park, L.L.C.

Unconsolidated Real Estate VIE

As of June 30, 2018 and December 31, 2017, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of ALP’s change in accounting. As of June 30, 2018, the Company beneficially owned 23.9% of ALP’s outstanding beneficial interest units.

Financial information for ALP is provided to the Company on a delayed basis. The summarized information as of March 31, 2018 and December 31, 2017 includes total assets of $10.1 million and $10.2 million, respectively, total liabilities of $0.2 million and $0.1 million, respectively and total equity of $9.9 million and $10.1 million, respectively. For the three months ended March 31, 2018 and 2017, ALP reported a net loss of $0.1 million and $0.2 million, respectively.

10. Debt, Net

Debt consists of the following at June 30, 2018:

		Unamortized
		Discount and
		Debt Issuance
	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$46,863	$479	$46,384
Loan in the Pier Park Crossings JV, insured by The United States Department of Housing and Urban Development, due June 2060, bearing interest at 4.0%	5,040	1,130	3,910
Community Development District debt, secured by certain real estate or other collateral, due May 2023 — May 2039, bearing interest at 3.6% to 6.0%	6,608	—	6,608
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.8% at June 30, 2018)	1,611	17	1,594
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.8% at June 30, 2018)	697	27	670
Total debt	$60,819	$1,653	$59,166

Debt consists of the following at December 31, 2017:

		Unamortized
		Discount and
		Debt Issuance
	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$47,295	$512	$46,783
Community Development District debt, secured by certain real estate or other collateral, due May 2031 — May 2039, bearing interest at 3.6% to 7.0%	7,241	—	7,241
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.3% at December 31, 2017)	1,624	18	1,606
Total debt	$56,160	$530	$55,630

In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan (the “PPN JV Loan”). As of June 30, 2018, the PPN JV Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the United States Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The PPC JV Loan provides for interest only payments during the first twenty-four months and monthly principal and interest payments thereafter through maturity in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of

1.0% - 10.0% of the principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total outstanding CDD debt was $20.2 million and $21.7 million as of June 30, 2018, and December 31, 2017, respectively. The Company pays interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

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

In May 2018, a wholly owned subsidiary of the Company entered into a $1.7 million construction loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for interest only payments during the first twelve months and monthly principal and interest payments thereafter with a final balloon payment at maturity. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan. As of June 30, 2018, there was no principal balance and the Company incurred less than $0.1 million of loan costs related to the Beach Homes Loan.

The aggregate maturities of debt subsequent to June 30, 2018, for the years ending December 31 are:

June 30,
2018
2018	$494
2019	1,567
2020	1,772
2021	1,955
2022	1,935
Thereafter	53,096
$60,819

11. Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2018	2017
Accounts payable	$7,896	$7,524
Accrued compensation	2,824	2,664
Deferred revenue	17,988	17,864
Membership deposits and initiation fees	9,806	9,704
Advance deposits	2,380	1,468
Other accrued liabilities	5,576	5,185
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$49,320	$47,259

Deferred revenue as of June 30, 2018 and December 31, 2017 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

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

Other accrued liabilities include $2.3 million of accrued property taxes as of June 30, 2018, which are generally paid annually in November. As of December 31, 2017 the Company had no accrued property taxes.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2018 and 35% as of June 30, 2017 to pre-tax income or loss as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tax at the federal statutory rate	$6,875	$5,836	$6,982	$8,162
State income taxes (net of federal benefit)	1,423	583	1,445	816
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	—	—	(524)	—
Decrease in valuation allowance	(1,418)	(316)	(1,451)	(596)
Other	(333)	(194)	(154)	(194)
Total income tax expense	$6,547	$5,909	$6,298	$8,188

(1)

The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is being included in 2018 income from continuing operations.

As of June 30, 2018 and December 31, 2017, the Company had state net operating loss carryforwards of $358.8 million and $391.7 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2036. As of December 31, 2017, the Company had an income tax receivable of $8.4 million related to the reclassification of a federal AMT credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to the Company in the years 2018 through 2021. During the six months ended June 30, 2018, the Company applied $6.7 million of current income tax payable to this receivable, resulting in an income tax receivable of $1.7 million as of June 30, 2018.

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

As of December 31, 2017, based on the timing of the reversal of future taxable amounts and the Company’s history, management did not believe it met the requirements to realize the benefits of certain of its deferred tax assets; therefore, the Company has maintained a valuation allowance of $5.0 million. Based on year to date earnings and expected results for the full year, the Company partially reversed $1.5 million of the valuation allowance during the six months ended June 30, 2018 leaving a valuation allowance of $3.5 million for these deferred tax assets as of June 30, 2018. The Company will continue to evaluate the need for a valuation allowance against these tax assets and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.

The Company had approximately $2.1 million of total unrecognized tax benefits as of both June 30, 2018 and December 31, 2017. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax, as of June 30, 2018:

Unrealized Gain and
(Loss) on Available-
for-Sale Securities
Accumulated other comprehensive loss at December 31, 2017	$(1,461)
Other comprehensive income before reclassifications	(366)
Amounts reclassified from accumulated other comprehensive loss	1,214
Other comprehensive income	848
Accumulated other comprehensive loss at June 30, 2018	$(613)

Following is a summary of the tax effects allocated to other comprehensive income (loss) for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on investments - debt securities:
Unrealized gain on available-for-sale investments	$321	$(82)	$239
Reclassification adjustment for net gain included in earnings	(28)	7	(21)
Net unrealized gain	293	(74)	219
Other comprehensive income	$293	$(74)	$219

	Three Months Ended June 30, 2017
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain (loss) on investments and restricted investments:
Unrealized gain on available-for-sale investments	$745	$(287)	$458
Unrealized loss on restricted investments	(4)	2	(2)
Reclassification adjustment for net gain included in earnings	(7,739)	3,120	(4,619)
Net unrealized loss	(6,998)	2,835	(4,163)
Other comprehensive loss	$(6,998)	$2,835	$(4,163)

Following is a summary of the tax effects allocated to other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(482)	$123	$(359)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for net loss included in earnings	1,050	(266)	784
Reclassification adjustment for other-than-temporary impairment loss included in earnings	63	(16)	47
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,554	(706)	848
Other comprehensive income	$1,554	$(706)	$848

(1)

The reclassification into retained earnings relates to the adoption of ASU 2016‑01. The new guidance was effective January 1, 2018, and requires equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

The reclassification into retained earnings relates to the adoption of ASU 2018‑02. The new guidance was effective January 1, 2018, and allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. See Note 2. Summary of Significant Accounting Policies.

	Six Months Ended June 30, 2017
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$4,650	$(1,789)	$2,861
Reclassification adjustment for net gain included in earnings	(10,861)	4,183	(6,678)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	366	—	366
Net unrealized loss	(5,845)	2,394	(3,451)
Other comprehensive loss	$(5,845)	$2,394	$(3,451)

14. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the six months ended June 30, 2018 and 2017, the Company repurchased 4,065,160 and 2,416,089 shares, respectively, of its common stock at an average purchase price of $17.82 and $16.74, per share, respectively, for an aggregate purchase price of $72.5 million and $40.4 million, respectively, pursuant to its Stock Repurchase Program. As of June 30, 2018, the Company had a total authority of $63.8 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Subsequent to June 30, 2018 and through July 30, 2018, the Company purchased an additional 550,141 shares for an aggregate purchase price of $9.9 million.

Issuance of Common Stock for Director’s Fees

On May 23, 2018, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent.  On July 2, 2018, 2,778 shares of restricted stock were granted to one of the Company’s directors pursuant to the Board’s May 23, 2018 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock will vest on the date of the Company’s 2019 Annual Meeting of Shareholders (the “2019 Annual Meeting”) and is subject to forfeiture upon termination of service on the Board prior to the 2019 Annual Meeting. Three non-employee directors elected to receive cash in lieu of the stock.

On May 25, 2017, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 3, 2017, 5,334 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 25th approval and the Company’s 2015 Plan. This restricted stock vested on May 23, 2018, the date of the Company’s 2018 Annual Meeting of Shareholders. Four non-employee directors elected to receive cash in lieu of the stock.

On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Plan. These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016 and February 17, 2017.

For each of the three and six months ended June 30, 2018, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors. For the six months ended June 30, 2017, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

Issuance of Common Stock for Officer Compensation

Pursuant to the Company’s 2015 Plan, the Company’s named executive officers (“NEOs”) were provided with the opportunity to elect to receive up to 50% of their discretionary cash incentive award for 2017 performance in shares of Company stock and four of the Company’s NEOs elected to do so. On March 15, 2018, 9,956 shares of restricted stock were granted to four of the Company’s NEOs. The restricted stock vested immediately.

For the six months ended June 30, 2018, the Company recorded expense of $0.2 million related to restricted stock awards to the Company’s NEOs.

15. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of June 30, 2018, and December 31, 2017, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $3.4 million and $4.5 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next three years. During the six months ended June 30, 2018 and 2017, the Company recorded an expense of $1.1 million and $1.2 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three and six months ended June 30, 2018 and less than a $0.1 million gain for the three and six months ended June 30, 2017. Refer to Note 5. Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investment income, net
Interest and dividend income	$2,342	$4,024	$5,222	$8,572
Accretion income	202	399	423	1,320
Net realized (loss) gain on the sale of investments	(8)	7,739	(1,086)	10,861
Other-than-temporary impairment loss	—	—	(63)	(366)
Unrealized gain on investments, net	1,267	—	729	—
Interest income from investments in SPEs	2,049	2,050	4,099	4,101
Interest accrued on notes receivable and other interest	129	91	322	170
Total investment income, net	5,981	14,303	9,646	24,658
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,197)	(2,194)	(4,393)	(4,387)
Other interest expense	(757)	(841)	(1,586)	(1,691)
Total interest expense	(2,954)	(3,035)	(5,979)	(6,078)
Other income (expense), net
Accretion income from retained interest investments	303	271	593	534
Miscellaneous (expense) income, net	(60)	57	(73)	3,529
Other income, net	243	328	520	4,063
Total other income, net	$3,270	$11,596	$4,187	$22,643

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

Unrealized gain on investments, net includes unrealized gains or losses on investments - equity securities due to the adoption of ASU 2016‑01. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive income (loss).

Interest income from investments in SPEs primarily includes interest accrued or received on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense

Interest expense includes interest expense related to the Company’s CDD debt, PPN JV Loan and Pier Park Outparcel Construction Loan. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, insurance settlement proceeds and other income and expense items. During the six months ended June 30, 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, for reimbursement of certain attorney fees and related costs incurred by the Company. This amount was included in other income, net in the condensed consolidated statements of income.

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

The adoption of Topic 606 impacted the Company’s residential real estate segment as detailed below and had a de minimis impact on the resorts and leisure segment, but did not impact the commercial leasing and sales or forestry segments. The following summary details the Company’s revenue and the related timing of revenue recognition, along with cost of revenue by segment.

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

The residential real estate segment generates revenue from the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a lot residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of tap and impact fee credits; marketing fees and other fees on certain transactions. Prior to 2018, these lot residuals and certain fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite. Effective January 1, 2018, with the adoption of Topic 606, estimated lot residuals and certain estimated fees are recognized as revenue at the point in time of the sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. See Note 2. Summary of Significant Accounting Policies. The residential real estate segment incurs cost of revenue primarily from costs directly associated with the land, development and construction of real estate sold and indirect costs such as development overhead, capitalized interest, marketing, project administration and selling costs.

As part of the Company’s April 2014 RiverTown real estate sale, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), was obligated to pay certain impact fees to the Company prior to April 2, 2019 and, depending on circumstances, potentially thereafter. On April 3, 2018, the Board of County Commissioners for St. Johns County adopted revised impact fee schedules that went into effect as of July 3, 2018, and increased impact fee rates for residential units. In June 2018, the Company received $23.1 million from Mattamy to pay the estimated impact fees based on Mattamy’s current development plans and the impact fee schedule in effect at the time of the payment. For the three and six months ended June 30, 2018, the impact fees of $23.1 million were included in real estate revenue in the Company’s condensed consolidated statements of income. Mattamy may be required to pay to the Company additional impact fees based on its future development plans. Any consideration the Company may receive for additional impact fees will be based on a variety of factors outside the Company’s control, including impact fee increases or decreases by St. Johns County, home sizes and the number of homes built in the project. The Company received impact fees for a total of $23.3 million and $0.2 million during the three months ended June 30, 2018 and 2017, respectively. The Company received impact fees for a total of $23.5 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively. From April 2014 through June 30, 2018, the Company has received approximately $25.1 million in impact fee payments from Mattamy.

The resort and leisure segment generates revenue and incurs costs from the WaterColor Inn and WaterSound Inn, the vacation rental program, management of The Pearl Hotel, membership sales, membership reservations, restaurants, golf courses, a beach club, marina operations and other related resort activities. The revenue is generally recognized at the point in time as services are provided.

WaterColor Inn, WaterSound Inn, Vacation Rentals and Other Management Services - WaterColor Inn, WaterSound Inn and vacation rentals generate revenue from (1) the WaterColor Inn, WaterSound Inn and other management services, (2) management of The Pearl Hotel, (3) vacation rentals and (4) restaurants. The WaterColor Inn and WaterSound Inn generate revenue from service and rental fees and incur expenses from the cost of services and goods provided, maintenance of the inns’ facilities, personnel costs and third-party management fees. Revenue generated from the Company’s management services of The Pearl Hotel includes a monthly management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses include primarily internal administrative costs. Prior to the sale of the short term vacation rental management business during December 2017, the vacation rental management business generated revenue from the rental of private homes owned by third parties and other services, which included the entire rental fee collected from the customer, including the homeowner’s portion. A percentage of the fee was remitted to the homeowner and presented in the cost of resorts and leisure revenue. Following the December 2017 sale, the Company no longer manages third party vacation rentals, but continues to manage vacation rental properties the Company owns. The vacation rental business incurs expenses from the holding cost of assets the Company owns and standard lodging personnel, such as front desk, reservations and marketing personnel. The Company’s restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard restaurant personnel costs.

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

The commercial leasing and sales segment includes the leasing of retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of the Company’s commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. Leasing revenue consists of long term rental revenue, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The commercial leasing and sales segment incurs leasing expenses primarily from maintenance and management of the Company’s properties, personnel costs and asset holding costs.  Leasing operations include properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties. The commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land for retail, office, hotel, multi-family and industrial uses, from the sale of undeveloped land or land with limited development and entitlements and from the sale of commercial operating properties, which are recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold. Real estate sales in the commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Pier Park North JV, Pier Park Crossings JV and other assets, which are subject to third-party financing incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

The forestry segment produces and sells pulpwood, sawtimber and other forest products and may sell the Company’s timber or rural land holdings. Revenue from the sale of the Company’s forestry products is primarily from open market sales of timber on site without the associated delivery costs and is derived from either pay-as-cut sales contracts or timber bid sales. Under a pay-as-cut sales contract, the risk of loss and title to the specified timber transfers to the buyer when cut by the buyer, and the buyer or some other third party is responsible for all logging and hauling costs, if any. Revenue is recognized at the point in time when risk of loss and title are transferred. Timber bid sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e., mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed and revenue is recognized accordingly. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations. The forestry segment incurs costs of revenue from internal costs of forestry management and property taxes.

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

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The category entitled “Other” consists of mitigation credit and title fee revenue and non-allocated corporate general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating revenue:
Residential real estate (a)	$28,755	$4,706	$35,790	$5,980
Resorts and leisure	13,270	19,328	20,719	27,436
Commercial leasing and sales	3,345	4,831	6,495	7,795
Forestry revenue	2,808	1,588	4,788	2,674
Other (b)	2,256	194	2,506	275
Consolidated operating revenue	$50,434	$30,647	$70,298	$44,160

Income (loss) before income taxes:
Residential real estate (a)	$24,957	$1,893	$26,417	$1,224
Resorts and leisure	2,403	3,380	1,868	1,604
Commercial leasing and sales	(190)	235	(280)	(138)
Forestry	2,226	1,130	3,757	2,371
Other	3,218	9,885	1,228	17,929
Consolidated income before income taxes	$32,614	$16,523	$32,990	$22,990

	June 30,	December 31,
	2018	2017
Total assets:
Residential real estate	$120,502	$117,732
Resorts and leisure	77,610	83,151
Commercial leasing and sales	172,494	163,271
Forestry	20,228	20,212
Other	492,934	536,627
Total assets	$883,768	$920,993

(a)	Includes revenue of $23.1 million for the three and six months ended June 30, 2018 for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale.
(b)	Includes revenue of $2.2 million for the three and six months ended June 30, 2018 related to a specific sale of mitigation bank credits.

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.3 million as of each June 30, 2018 and December 31, 2017, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At June 30, 2018 and December 31, 2017, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.2 million and $8.6 million, respectively and standby letters of credit of less than $0.1 million for both periods, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2018, the Company had a total of $51.3 million in contractual obligations.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10‑K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 7 of our annual report on Form 10‑K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Business Overview

We are a real estate development, asset management and operating company with real estate assets currently concentrated primarily in Northwest Florida. As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. As an asset management company, we actively manage leasing operations and forestry operations to capture the value of our real estate assets. As an operating company, we operate some of the finest resorts and leisure operations that Northwest Florida has to offer, including the award-winning WaterColor Inn. Approximately 90% of our real estate assets are located within fifteen miles of the Gulf of Mexico.

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

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment Operating Revenue
Residential real estate (a)	57.0%	15.3%	50.9%	13.5%
Resorts and leisure	26.3%	63.1%	29.5%	62.1%
Commercial leasing and sales	6.6%	15.8%	9.2%	17.7%
Forestry	5.6%	5.2%	6.8%	6.1%
Other (b)	4.5%	0.6%	3.6%	0.6%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

(a)	Includes revenue of $23.1 million for the three and six months ended June 30, 2018 for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale.
(b)

Other includes mitigation bank credit sales and title fee revenue. For the three and six months ended June 30, 2018, other includes revenue of $2.2 million related to a specific sale of mitigation bank credits.

For more information regarding our operating segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential Real Estate

Our residential real estate segment typically plans and develops residential communities of various sizes. From time to time, our residential real estate segment also evaluates opportunities to maximize value by selling some of our resorts and leisure properties. Below is a description of some of our major residential development communities in Northwest Florida that we are currently in the process of planning or developing. As is true with all of our projects, what residential real estate will actually be developed, including the number of units that we ultimately approve for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

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

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units. SouthWood also includes a golf clubhouse, 18‑hole golf course and a town center with dining, retail shops and offices. The SouthWood Golf Club was operated by our resorts and leisure segment and a portion of the town center is leased and operated by our commercial leasing and sales segment. In July 2018, we sold the golf course and it is now owned and operated by a third party.

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

The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential units and over 22 million square feet of retail, commercial, and industrial space on approximately 110,500 acres of our land holdings. We anticipate a wide range of residential and commercial uses on these land holdings, including some portion of these entitlements serving the active adult retirement market. We believe that there are growing retirement and workforce housing demographics in our region and that our development experience and the location, size and contiguous nature of our Florida land holdings provide us with strategic opportunities in these demographics.

Resorts and Leisure

Our resorts and leisure segment features hotel operations, vacation rentals, restaurants, golf courses, a beach club, marinas and other resort amenities. Our resorts and leisure segment operations are managed for us by a third party management company.

We own the WaterColor Inn, an award winning boutique hotel, and the WaterSound Inn, which provide guests with access to a beach club, spa, tennis center, an award-winning restaurant, and retail and commercial space. The Clubs by Joe (the “Club”) is our private membership club that provides members and guests access to our facilities, which include golf courses and a beach club located in the Panama City Beach area. The Club’s focus is on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort.

We own additional properties that we operate as short term vacation rental property. Our short term vacation rental management business previously rented private homes owned by third parties in the WaterColor, WaterSound Beach and surrounding communities to individuals who were vacationing in the area. As discussed in Note 7. Sale of Vacation Rental Management, we sold our short term vacation rental management business in December 2017. We also manage, but do not own, The Pearl Hotel in Rosemary Beach, Florida. In addition, we own and operate two marinas in Northwest Florida.

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

Below is a listing of some of our commercial leasing and sales properties. As is true with all of our projects, what commercial real estate will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be developed.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own 243,605 square feet of manufacturing and office space, which are currently under long-term leases that commenced in 2012 and 2017.

Beckrich Office Park. We acquired two office buildings in April 2017, located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 53.6% are currently under lease.

Pier Park Crossings. In April 2017, we formed Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to design, develop and construct a 240 unit multi-family apartment home community. Construction began in the second quarter of 2018.

Forestry

Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber and other forest products.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no significant changes in these policies during the first six months of 2018, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	In millions
Revenue:
Real estate revenue	$32.1	$7.2	$39.9	$8.7
Resorts and leisure revenue	13.3	19.3	20.7	27.4
Leasing revenue	3.1	2.8	6.1	5.4
Timber revenue	1.9	1.3	3.6	2.6
Total	50.4	30.6	70.3	44.1
Expenses:
Cost of real estate revenue	3.0	3.6	7.1	3.9
Cost of resorts and leisure revenue	9.8	14.9	16.8	23.7
Cost of leasing revenue	0.8	0.8	1.7	1.5
Cost of timber revenue	0.2	0.2	0.4	0.4
Other operating and corporate expenses	5.0	4.2	11.0	10.3
Depreciation, depletion and amortization	2.3	2.0	4.5	4.0
Total	21.1	25.7	41.5	43.8
Operating income	29.3	4.9	28.8	0.3
Other income (expense):
Investment income, net	6.0	14.3	9.6	24.7
Interest expense	(2.9)	(3.0)	(5.9)	(6.1)
Other income, net	0.2	0.3	0.5	4.1
Total other income, net	3.3	11.6	4.2	22.7
Income before income taxes	32.6	16.5	33.0	23.0
Income tax expense	(6.5)	(5.9)	(6.3)	(8.2)
Net income	$26.1	$10.6	$26.7	$14.8

Real Estate Revenue and Gross Profit

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
	Dollars in millions				Dollars in millions
Revenue:
Residential real estate revenue	$5.6	17.4%	$4.7	65.3%	$12.6	31.6%	$6.0	69.0%
RiverTown impact fees	23.1	72.0%	—	—%	23.1	57.9%	—	—%
Commercial real estate revenue	0.4	1.2%	2.2	30.6%	0.8	2.0%	2.2	25.3%
Rural land and other revenue	3.0	9.4%	0.3	4.1%	3.4	8.5%	0.5	5.7%
Real estate revenue	$32.1	100.0%	$7.2	100.0%	$39.9	100.0%	$8.7	100.0%

Gross profit:
Residential real estate	$3.2	57.1%	$2.7	57.4%	$6.1	48.4%	$3.7	61.7%
RiverTown impact fees	23.1	100.0%	—	—%	23.1	100.0%	—	—%
Commercial real estate	0.2	50.0%	0.6	27.3%	0.5	62.5%	0.6	27.3%
Rural land and other	2.6	86.7%	0.3	100.0%	3.1	91.2%	0.5	100.0%
Gross profit	$29.1	90.7%	$3.6	50.0%	$32.8	82.2%	$4.8	55.2%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Real Estate Revenue and Gross Profit. During the three months ended June 30, 2018, residential real estate revenue increased $0.9 million, or 19.1%, to $5.6 million as compared to $4.7 million during the same period in 2017, and gross profit increased $0.5 million, or 18.5%, to $3.2 million (or gross margin of 57.1%), as compared to $2.7 million (or gross margin of 57.4%), during the same period in 2017. During the six months ended June 30, 2018, residential real estate revenue increased $6.6 million, or 110.0%, to $12.6 million as compared to $6.0 million during the same period in 2017, and gross profit increased $2.4 million, or 64.9%, to $6.1 million (or gross margin of 48.4%), as compared to $3.7 million (or gross margin of 61.7%), during the same period in 2017. During the three months ended June 30, 2018, we sold 37 lots compared to 32 lots during the same period in 2017. During the six months ended June 30, 2018, we sold 143 lots compared to 34 lots during the same period in 2017.

The number of lots sold varied each period due to the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and the difference in pricing among the communities.

Included in revenue from real estate sales for the three and six months ended June 30, 2018 is revenue of $23.1 million for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale, resulting in a gross profit margin of 100.0%.

Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended June 30, 2018, we had three commercial real estate sales totaling 2 acres for $0.4 million.  During the six months ended June 30, 2018, we had four commercial real estate sales totaling 5 acres for $0.8 million.  During the three and six months ended June 30, 2017, we had two commercial real estate sales totaling 24 acres for $2.2 million.

Rural Land and Other Revenue and Gross Profit. During the three months ended June 30, 2018, we sold approximately 77 acres of rural and timber land for $0.7 million and mitigation bank credits for $2.3 million, resulting in a gross profit margin of approximately 86.7%. During the six months ended June 30, 2018, we sold approximately 94 acres of rural and timber land for $0.9 million and mitigation bank credits for $2.5 million, resulting in a gross profit margin of approximately 91.2%. During the three months ended June 30, 2017, we sold approximately 46 acres of rural and timber land for $0.1 million and mitigation bank credits for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the six months ended June 30, 2017, we sold approximately 89 acres of rural and timber land for $0.2 million and mitigation bank credits for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. Revenue from rural land can vary drastically from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Resorts and Leisure Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Resorts and leisure revenue	$13.3	$19.3	$20.7	$27.4
Gross profit	$3.5	$4.4	$3.9	$3.7
Gross margin	26.3%	22.8%	18.8%	13.5%

Resorts and leisure revenue decreased $6.0 million, or 31.1%, during the three months ended June 30, 2018, as compared to the same period in 2017. In December 2017, we sold our short term vacation rental management business. For the three months ended June 30, 2017, the revenue for the short term vacation rental business was $7.3 million.  Excluding the impact of the prior year short term vacation rental management business, the resorts and leisure revenue increased $1.3 million.  The increase in revenue is primarily due to an increase of $0.9 million in club revenue related to membership and food and beverage revenue and an increase of $0.3 million for the WaterColor Inn is primarily due to room revenue.  Resorts and leisure had a gross margin during the three months ended June 30, 2018 of 26.3% compared to 22.8% during the same period in 2017.  The increase is primarily due to increased membership revenue, room revenue and controlled expenses.

Resorts and leisure revenue decreased $6.7 million, or 24.5%, during the six months ended June 30, 2018, as compared to the same period in 2017. For the six months ended June 30, 2017, the revenue for the short term vacation rental business was $9.3 million.  Excluding the impact of the prior year short term vacation rental management business, the resorts and leisure revenue increased $2.6 million.  The increase in revenue is primarily due to an increase of $1.7 million in club revenue related to membership and food and beverage revenue and an increase of $0.8 million for the WaterColor Inn is primarily due to room revenue.  Resorts and leisure had a gross margin during the six months ended June 30, 2018 of 18.8% compared to 13.5% during the same period in 2017.  The increase is primarily due to increased membership revenue, room revenue and controlled expenses.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Leasing revenue	$3.1	$2.8	$6.1	$5.4
Gross profit	$2.3	$2.0	$4.4	$3.9
Gross margin	74.2%	71.4%	72.1%	72.2%

Leasing revenue increased $0.3 million, or 10.7%, during the three months ended June 30, 2018, as compared to the same period in 2017. Leasing revenue increased $0.7 million, or 13.0%, during the six months ended June 30, 2018, as compared to the same period in 2017.  This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three and six month periods ended June 30, 2018 and 2017.

Timber Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Timber revenue	$1.9	$1.3	$3.6	$2.6
Gross profit	$1.7	$1.1	$3.2	$2.2
Gross margin	89.5%	84.6%	88.9%	84.6%

Timber revenue increased $0.6 million, or 46.2%, during the three months ended June 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 112,000 tons sold during the three months ended June 30, 2018, as compared to 83,000 tons sold during the same period in 2017. Gross margin increased during the three months ended June 30, 2018 to 89.5%, as compared to 84.6% during the same period in 2017, due to the increase in timber revenue and price per ton. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Timber revenue increased $1.0 million, or 38.5%, during the six months ended June 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 214,000 tons sold during the six months ended June 30, 2018, as compared to 159,000 tons sold during the same period in 2017. Gross margin increased during the six months ended June 30, 2018 to 88.9%, as compared to 84.6% during the same period in 2017, due to the increase in timber revenue and price per ton. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Employee costs	$1.7	$1.7	$3.5	$3.5
401(k) contribution	—	—	1.1	1.2
Property taxes and insurance	1.2	1.4	2.5	2.8
Professional fees	0.8	0.4	1.7	1.4
Marketing and owner association costs	0.3	0.3	0.6	0.6
Occupancy, repairs and maintenance	0.4	0.1	0.5	0.2
Other miscellaneous	0.6	0.3	1.1	0.6
Total other operating and corporate expenses	$5.0	$4.2	$11.0	$10.3

Other operating and corporate expenses increased by $0.8 million, or 19.0%, during the three months ended June 30, 2018, as compared to the same period in 2017. Other operating and corporate expenses included an increase in occupancy, repairs and maintenance of $0.3 million related to repairs at one of our residential communities and an increase in other miscellaneous of $0.3 million related to the timing of the 2018 non-employee director grant. The three months ended June 30, 2017, included a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million included within professional fees.

Other operating and corporate expenses increased by $0.7 million, or 6.8%, during the six months ended June 30, 2018, as compared to the same period in 2017. Other operating and corporate expenses for the six months ended June 30, 2018 included an increase in occupancy, repairs and maintenance of $0.3 million related to repairs at one of our residential communities and an increase in other miscellaneous of $0.5 million related to the timing of the 2018 non-employee director grant and other expenses.  The six months ended June 30, 2017, included a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million included within professional fees.

Depreciation, Depletion and Amortization

The increase of $0.3 million and $0.5 million in depreciation, depletion and amortization expenses during the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Interest and dividend income	$2.3	$4.0	$5.2	$8.6
Accretion income	0.2	0.4	0.4	1.3
Net realized gain (loss) on the sale of investments	—	7.7	(1.1)	10.9
Other-than-temporary impairment loss	—	—	(0.1)	(0.4)
Unrealized gain on investments, net	1.3	—	0.7	—
Interest income from investments in SPEs	2.0	2.1	4.1	4.1
Interest accrued on notes receivable and other interest	0.2	0.1	0.4	0.2
Total investment income, net	$6.0	$14.3	$9.6	$24.7

Investment income, net decreased $8.3 million to $6.0 million for the three months ended June 30, 2018, as compared to $14.3 million for the three months ended June 30, 2017. Investment income, net decreased $15.1 million to $9.6 million for the six months ended June 30, 2018, as compared to $24.7 million for the six months ended June 30, 2017.  The decrease in interest and dividend income and accretion income for the three and six months ended June 30, 2018, as compared to the same period in 2017, was due primarily to the reduction in investments held during the period. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2017 and 2018 under our Stock Repurchase Program.

Investment income, net for the three months ended June 30, 2018 includes unrealized gains of $1.3 million related to preferred stock. Investment income, net for the three months ended June 30, 2017 includes the sale of certain corporate debt securities and preferred stock at a realized gain of $7.7 million.

Investment income, net for the six months ended June 30, 2018 includes unrealized gains of $0.7 million related to preferred stock, offset by the sale of certain corporate debt securities and preferred stock at a realized loss of $1.1 million and an other-than-temporary impairment loss for credit-related loss of $0.1 million. Investment income, net for the six months ended June 30, 2017 includes the sale of certain corporate debt securities and preferred stock at a realized gain of $10.9 million, partially offset by an other-than-temporary impairment loss for credit-related loss of $0.4 million.

Interest Expense

Interest expense primarily includes interest expense on our CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the PPN JV Loan and Pier Park Outparcel Construction Loan as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2	$4.4	$4.4
Other interest expense	0.7	0.8	1.5	1.7
Total interest expense	$2.9	$3.0	$5.9	$6.1

Other Income, Net

Other income, net primarily includes income from our retained interest investments, insurance settlement proceeds and other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Accretion income from retained interest investments	$0.3	$0.3	$0.6	$0.5
Miscellaneous (expense) income, net	(0.1)	—	(0.1)	3.6
Other income, net	$0.2	$0.3	$0.5	$4.1

Other income, net decreased $3.6 million during the six months ended June 30, 2018, as compared to the same period in 2017. During the six months ended June 30, 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income, net, for reimbursement of certain attorney fees and related costs.

Income Tax Expense

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

We recorded income tax expense of $6.5 million during the three months ended June 30, 2018, as compared to $5.9 million during the same period in 2017. Our effective tax rate was 20.0% for the three months ended June 30, 2018, as compared to 35.4% during the same period in 2017.

We recorded income tax expense of $6.3 million during the six months ended June 30, 2018, as compared to $8.2 million during the same period in 2017. Our effective tax rate was 18.9% for the six months ended June 30, 2018, as compared to 35.1% during the same period in 2017.

Our effective rate for 2018 differed from the federal statutory rate of 21.0% primarily due to the effect of the 2017 qualified timber gains, impact of state taxes, changes in permanent book to tax difference and changes in the valuation allowance. The effective tax rate for 2017 differed from the federal statutory rate of 35.0% primarily due to the impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. In the future, we expect that our effective rate will be closer to the statutory rate.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Revenue:
Real estate revenue	$5.1	$4.1	$11.5	$5.0
Other revenue	23.6	0.6	24.3	1.0
Total revenue	28.7	4.7	35.8	6.0
Expenses:
Cost of real estate and other revenue	2.4	2.0	6.5	2.3
Other operating expenses	1.2	0.6	2.4	2.0
Depreciation and amortization	—	—	0.1	0.1
Total expenses	3.6	2.6	9.0	4.4
Operating income	25.1	2.1	26.8	1.6
Other (expense) income:
Interest expense	(0.2)	(0.3)	(0.5)	(0.6)
Other income, net	0.1	0.1	0.2	0.2
Total other expense, net	(0.1)	(0.2)	(0.3)	(0.4)
Income before income taxes	$25.0	$1.9	$26.5	$1.2

Real estate revenue includes sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold, marketing fees and brokerage fees. Other revenue for the three and six months ended June 30, 2018 includes $23.1 million for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale, see Note 17. Segment Information for additional information. For the three and six months ended June 30, 2018, real estate revenue includes approximately $0.2 million and $0.6 million, respectively of estimated lot residuals and other revenue includes approximately $0.2 million and $0.5 million, respectively of certain estimated fees related to homebuilder homesite sales that were recognized as revenue at the point in time of the sale. See Note 17. Segment Information for additional information regarding the impact of the adoption of Topic 606 on lot residuals and certain fees. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2018					Three Months Ended June 30, 2017
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	37	$5.1	$2.1	$3.0	58.8%	32	$4.1	$1.8	$2.3	56.1%

Homesites. Revenue from homesite sales increased $1.0 million, or 24.4%, during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to the mix and number of homesites sold and the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the three months ended June 30, 2018 and 2017, the average revenue per homesite sold was approximately $125,000 and $111,000, respectively, due to the location of the homesites. Gross margin increased to 58.8% during the three months ended June 30, 2018, as compared to 56.1% during the same period in 2017, primarily due to the mix of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.  In the second quarter of 2017, a litigation settlement resulted in the reimbursement of legal expenses of $0.7 million, which is reflected in other operating expenses for the three months ended June 30, 2017. Other operating expenses increased $0.6 million during the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to the legal expense reimbursement noted above.

Interest expense consists of interest expense on our portion of the total outstanding CDD debt. Other income primarily consists of interest earned on our mortgage notes receivable and other miscellaneous income.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2018					Six Months Ended June 30, 2017
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	143	$11.5	$6.1	$5.4	47.0%	34	$5.0	$1.9	$3.1	62.0%

Homesites. Revenue from homesite sales increased $6.5 million, or 130.0%, during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to the mix and number of homesites sold and the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the six months ended June 30, 2018 and 2017, the average revenue per homesite sold was approximately $74,000 and $122,000 respectively, due to the location of the homesites, which includes the sale of 46 undeveloped lots within the SouthWood community during the six months ended June 30, 2018, with no comparable undeveloped lot sales during the same period in 2017. Gross margin decreased to 47.0% during the six months ended June 30, 2018, as compared to 62.0% during the same period in 2017, primarily due to the mix of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.  In the second quarter of 2017, a litigation settlement resulted in the reimbursement of legal expenses of $0.7 million, which is reflected in other operating expenses for the six months ended June 30, 2017. Other operating expenses increased $0.4 million during the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to the legal expense reimbursement noted above along with decreases in professional fees and property taxes.

Interest expense consists of interest expense on our portion of the total outstanding CDD debt. Other income primarily consists of interest earned on our mortgage notes receivable and other miscellaneous income.

Resorts and Leisure

The table below sets forth the results of operations of our resorts and leisure segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Revenue:
Resorts and leisure revenue	$13.3	$19.3	$20.7	$27.4
Expenses:
Cost of resorts and leisure revenue	9.8	14.9	16.8	23.7
Other operating expenses	0.1	0.1	0.3	0.2
Depreciation	0.9	0.9	1.8	1.9
Total expenses	10.8	15.9	18.9	25.8
Operating income	2.5	3.4	1.8	1.6
Other income	—	—	0.1	—
Income before income taxes	$2.5	$3.4	$1.9	$1.6

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, vacation rentals and other management services	$7.2	$2.1	29.2%	$14.2	$3.4	23.9%
Clubs	5.2	1.2	23.1%	4.3	0.8	18.6%
Marinas	0.9	0.2	22.2%	0.8	0.2	25.0%
Total	$13.3	$3.5	26.3%	$19.3	$4.4	22.8%

Revenue from resorts, vacation rentals and other management services decreased $7.0 million, or 49.3%, during the three months ended June 30, 2018, as compared to the same period in 2017. In December 2017, we sold our short term vacation rental management business.  For the three months ended June 30, 2017, the revenue for the short term vacation rental business was $7.3 million.  Excluding the impact of the prior year short term vacation rental management business, the revenue from resorts, vacation rentals and other management services increased $0.3 million, primarily due to an increase in room revenue at the WaterColor Inn.  Our gross margin improved by 5.3% to a gross margin of 29.2% during the three months ended June 30, 2018, as compared to 23.9% during the same period in 2017.

Revenue from our clubs increased $0.9 million, or 20.9%, during the three months ended June 30, 2018, as compared to the same period in 2017, primarily related to an increase in the number of members and membership revenue. Our gross margin also increased to 23.1% during the three months ended June 30, 2018 compared to a gross margin of 18.6% during the same period in 2017. The increase in gross margin was primarily due to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, vacation rentals and other management services	$10.6	$1.7	16.0%	$19.1	$2.7	14.1%
Clubs	8.7	1.9	21.8%	7.0	0.7	10.0%
Marinas	1.4	0.3	21.4%	1.3	0.3	23.1%
Total	$20.7	$3.9	18.8%	$27.4	$3.7	13.5%

Revenue from resorts, vacation rentals and other management services decreased $8.5 million, or 44.5%, during the six months ended June 30, 2018, as compared to the same period in 2017.  For the six months ended June 30, 2017, the revenue for the short term vacation rental business was $9.3 million.  Excluding the impact of the prior year short term vacation rental management business, the revenue from resorts, vacation rentals and other management services increased $0.8 million, primarily due to an increase in room revenue at the WaterColor Inn. Our gross margin improved by 1.9% to a gross margin of 16.0% during the six months ended June 30, 2018, as compared to 14.1% during the same period in 2017.

Revenue from our clubs increased $1.7 million, or 24.3%, during the six months ended June 30, 2018, as compared to the same period in 2017, primarily related to an increase in the number of members and membership revenue. Our gross margin also increased to 21.8% during the six months ended June 30, 2018 compared to 10.0% during the same period in 2017. The increase in gross margin was primarily due to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Revenue:
Leasing revenue	$2.9	$2.7	$5.7	$5.0
Commercial real estate revenue	0.4	2.2	0.8	2.2
Total revenue	3.3	4.9	6.5	7.2
Expenses:
Cost of leasing revenue	0.8	0.8	1.7	1.5
Cost of commercial real estate revenue	0.2	1.6	0.2	1.6
Other operating expenses	0.9	0.8	1.6	1.6
Depreciation and amortization	1.1	0.9	2.2	1.6
Total expenses	3.0	4.1	5.7	6.3
Operating income	0.3	0.8	0.8	0.9
Interest expense	(0.5)	(0.5)	(1.1)	(1.1)
(Loss) income before income taxes	$(0.2)	$0.3	$(0.3)	$(0.2)

The total net rentable square feet and percentage leased of leasing properties by location at June 30, 2018 and December 31, 2017 are as follows:

		June 30, 2018		December 31, 2017
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%
Venture Crossings (1)	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	54%	67,108	52%
WindMark Beach Commercial (2)	Gulf County, FL	48,035	50%	48,035	27%
SouthWood Town Center (3)	Leon County, FL	34,230	85%	34,412	85%
WaterColor Town Center (3)	Walton County, FL	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	78%	14,700	63%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
WaterSound Gatehouse	Walton County, FL	12,624	100%	12,624	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Wetappo	Gulf County, FL	N/A	N/A %	4,900	100%
WaterColor HOA Office (4)	Walton County, FL	1,244	100%	1,244	100%
WaterSound Origins	Walton County, FL	760	100%	760	100%
		808,520	89%	813,602	87%

(1)	During 2017, we completed construction of a 138,605 square foot manufacturing facility, for which we have a long term lease that commenced on December 1, 2017.
(2)	Included in net rentable square feet as of June 30, 2018 and December 31, 2017, is 13,808 square feet of unfinished space.
(3)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(4)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in 2019 to include the entire building.

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Leasing revenue increased $0.2 million, or 7.4%, during the three months ended June 30, 2018, as compared to the same period in 2017. Leasing revenue increased $0.7 million, or 14.0%, during the six months ended June 30, 2018, as compared to the same period in 2017. This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three and six month periods ended June 30, 2018 and 2017. As of June 30, 2018, we had net rentable square feet of approximately 809,000, of which approximately 719,000 square feet was under lease. As of June 30, 2017, we had net rentable square feet of approximately 671,000, of which approximately 561,000 square feet was under lease.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended June 30, 2018 we had three commercial real estate sales totaling approximately 2 acres for $0.4 million. During the six months ended June 30, 2018 we had four commercial real estate sales totaling approximately 5 acres for $0.8 million. During the three and six months ended June 30, 2017, we had two commercial real estate sale totaling approximately 24 acres for $2.2 million. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.2 million and $0.6 million in depreciation and amortization expense during the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.

Interest expense primarily includes interest expense from the PPN JV Loan, Pier Park Outparcel Construction Loan and interest expense on our CDD debt.

Forestry

The table below sets forth the results of operations of our forestry segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	In millions
Revenue:
Timber revenue	$1.9	$1.3	$3.5	$2.6
Real estate revenue - other rural land revenue	0.7	0.1	0.9	0.3
Leasing revenue	0.2	0.2	0.4	0.4
Total revenue	2.8	1.6	4.8	3.3
Expenses:
Cost of timber revenue	0.2	0.2	0.4	0.4
Cost of real estate revenue - other rural land revenue	0.1	—	0.2	—
Other operating expenses	0.1	0.1	0.2	0.2
Depreciation and depletion	0.2	0.2	0.3	0.3
Total expenses	0.6	0.5	1.1	0.9
Income before income taxes	$2.2	$1.1	$3.7	$2.4

The total tons sold and relative percentage of total tons sold by major type of timber revenue for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Pine pulpwood	65,000	58.0%	61,000	73.5%	135,000	63.1%	114,000	71.7%
Pine sawtimber	38,000	33.9%	17,000	20.5%	63,000	29.4%	34,000	21.4%
Pine grade logs	9,000	8.1%	4,000	4.8%	15,000	7.0%	9,000	5.7%
Other	—	—%	1,000	1.2%	1,000	0.5%	2,000	1.2%
Total	112,000	100.0%	83,000	100.0%	214,000	100.0%	159,000	100.0%

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Timber revenue increased by $0.6 million, or 46.2%, during the three months ended June 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 112,000 tons sold during the three months ended June 30, 2018, as compared to 83,000 tons sold during the same period in 2017. The average price per ton sold increased to $15.64 during the three months ended June 30, 2018, as compared to $14.94 during the same period in 2017. Gross margin increased during the three months ended June 30, 2018, to 89.5%, as compared to 84.6% during the same period in 2017. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

During the three months ended June 30, 2018, we sold approximately 77 acres of rural and timber land for $0.7 million, as compared to approximately 46 acres of rural and timber land sold for $0.1 million during the three months ended June 30, 2017, with de minimis cost of revenue for both periods.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Timber revenue increased by $0.9 million, or 34.6%, during the six months ended June 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 214,000 tons sold during the six months ended June 30, 2018, as compared to 159,000 tons sold during the same period in 2017. The average price per ton sold increased to $15.44 during the six months ended June 30, 2018, as compared to $15.23 during the same period in 2017. Gross margin increased during the six months ended June 30, 2018, to 88.6%, as compared to 84.6% during the same period in 2017. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

During the six months ended June 30, 2018, we sold approximately 94 acres of rural and timber land for $0.9 million, as compared to approximately 89 acres of rural and timber land sold for $0.2 million during the six months ended June 30, 2017, with de minimis cost of revenue for both periods.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of June 30, 2018, we had cash and cash equivalents of $215.1 million, compared to $192.1 million as of December 31, 2017. Our cash and cash equivalents at June 30, 2018 includes commercial paper of $165.6 million and $24.3 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale and equity securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of June 30, 2018, we had investments - debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $4.3 million and investments - equity securities in preferred stock investments of $38.8 million. As of December 31, 2017, we had investments - debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $66.4 million and investments - equity securities in preferred stock investments of $35.0 million. See Note 4. Investments, for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.

During the six months ended June 30, 2018, we incurred a total of $19.2 million for capital expenditures, which includes $6.1 million related to the acquisition and development of our residential real estate projects, $8.4 million for our commercial leasing and sales segment, $3.8 million related to our resorts and leisure segment and $0.9 million related primarily to our forestry segment and corporate expenditures.

Our 2018 capital expenditures budget was estimated to total $129.6 million, of which $113.0 million is remaining as of June 30, 2018. Some of the 2018 capital expenditures budget may not be deployed until 2019 and a portion of this spending is discretionary and will only be spent if we believe the risk adjusted return warrants the expenditures. We anticipate that these future capital commitments will be funded through new financing arrangements, cash and cash equivalents, short term investments and cash generated from operations. As of June 30, 2018, we had a total of $51.3 million in contractual obligations.

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of June 30, 2018 and December 31, 2017, $46.9 million and $47.3 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of June 30, 2018, $5.0 million was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of the principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net.

CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.6 million as of June 30, 2018. Total outstanding CDD debt related to our land holdings was $20.2 million at June 30, 2018, which was comprised of $16.9 million at SouthWood, $2.8 million at the existing Pier Park retail center and $0.5 million at Wild Heron, a community where we own residential lots for resale. We pay interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

During the six months ended June 30, 2018 and 2017, we repurchased a total of 4,065,160 and 2,416,089 shares, respectively, of our common stock outstanding for an aggregate purchase price of $72.5 million and $40.4 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to our Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
	In millions
Net cash provided by operating activities	$37.5	$45.6
Net cash provided by investing activities	56.0	0.1
Net cash used in financing activities	(67.9)	(40.0)
Net increase in cash, cash equivalents and restricted cash	25.6	5.7
Cash, cash equivalents and restricted cash at beginning of the period	192.4	243.1
Cash, cash equivalents and restricted cash at end of the period	$218.0	$248.8

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $37.5 million during the six months ended June 30, 2018, as compared to $45.6 million during the same period in 2017. Net cash provided by operations included $23.1 million of RiverTown impact fees received during the six months ended June 30, 2018. Net cash provided by operations included $26.7 million of federal income tax refunds received during the six months ended June 30, 2017.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily includes sales of investments and investments in assets held by special purpose entities and proceeds from the disposition of assets, partially offset by purchases of investments and capital expenditures for property and equipment used in our operations. During the six months ended June 30, 2018, net cash provided by investing activities was $56.0 million, which includes sales of investments - debt securities of $64.6 million, sales of investments – equity securities of $7.3 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by SPEs of $0.4 million, offset by purchases of investments - equity securities of $10.4 million. During the six months ended June 30, 2017, net cash provided by investing activities was $0.1 million, which includes sales of investments - debt securities of $102.1 million, sales of investments - equity securities of $8.3 million and maturities of assets held by SPEs of $0.4 million, partially offset by purchases of investments - debt securities of $74.7 million and purchases of investments - equity securities of $19.1 million.

Capital expenditures for operating property and property and equipment were $10.9 million and $16.9 million, during the six months ended June 30, 2018 and 2017, respectively, which were primarily for our resorts and leisure and commercial leasing and sales segments.

Cash Flows from Financing Activities

Net cash used in financing activities was $67.9 million during the six months ended June 30, 2018, compared to $40.0 million for the six months ended June 30, 2017. Net cash used in financing activities during the six months ended June 30, 2018 included the repurchase of common stock of $72.5 million, debt issuance costs of $1.1 million and principal payments on debt of $0.9 million, partially offset by borrowings on debt of $5.7 million and capital contribution from non-controlling interest of $0.9 million. Net cash used in financing activities during the six months ended June 30, 2017 included the repurchase of our common stock of $40.4 million and principal payments on debt of $0.8 million, partially offset by borrowings on debt of $1.2 million and capital contribution from non-controlling interest of $0.1 million.

Off-Balance Sheet Arrangements

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of June 30, 2018 the PPN JV Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. In connection with the PPN JV Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 10. Debt, Net.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.3 million for all installment notes monetized through June 30, 2018. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At June 30, 2018 and December 31, 2017, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.2 million and $8.6 million, respectively, and standby letters of credit of less than $0.1 million for both periods, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $1.4 million and $0.1 million as of June 30, 2017 and December 31, 2017, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2018.

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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10‑K for the year ended December 31, 2017 and subsequent Form 10‑Qs and other current reports, and the following:

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
•

our ability to effectively manage our real estate assets, as well as the ability of our joint venture partners to effectively manage the day-to-day activities of the Pier Park North JV, Pier Park Crossings JV and Pier Park TPS JV;

•	our ability to realize the anticipated benefits of our acquisitions, joint ventures, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out our Stock Repurchase Program in accordance with applicable securities laws;
•	the impact of the recently passed comprehensive tax reform bill on our business and financial condition;
•

our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown Sale, particularly after increases proposed or imposed by St. Johns County;

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the market value of these investments as of June 30, 2018. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.4 million in the market value of these investments as of June 30, 2018. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

The amount of interest expense on some of our construction loans are based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest expense.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10‑K for the fiscal year ended December 31, 2017. There have been no material changes to our Risk Factors as previously reported.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board has approved The Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

As of June 30, 2018, the Company had a total authority of $63.8 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Execution of our Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of our common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock as a result of the execution of our stock repurchase program. However, the Company does not believe that the execution of the stock repurchase program will cause the Company’s common stock to be delisted from NYSE or cause the Company to stop being subject to the periodic reporting requirements of the Exchange Act.

The following table provides information on our repurchases of common stock during the three months ended June 30, 2018:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
				In Millions
April 1-30, 2018	506,226	$17.55	506,226	$113,699
May 1-31, 2018	1,492,230	17.78	1,492,230	87,159
June 1-30, 2018	1,301,879	17.92	1,301,879	63,815
Total	3,300,335	$17.80	3,300,335	$63,815

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Indicates management contract or compensation plan or arrangement.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	August 1, 2018	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 1, 2018	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)