Form 10-Q
period 2018-09-30
ST JOE CO
filed 2018-10-31
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☑    NO  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	◻
		Accelerated filer	☑

Non-accelerated filer	◻	Smaller reporting company	◻

		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ◻    NO  ☑

As of October 29, 2018, there were 60,672,034 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Investment in real estate, net	$348,896	$332,624
Cash and cash equivalents	200,884	192,083
Investments - debt securities	13,177	76,245
Investments - equity securities	35,144	35,023
Restricted investments	3,429	4,469
Income tax receivable	3,395	8,371
Claim settlement receivable	5,400	5,280
Other assets	40,602	47,133
Property and equipment, net of accumulated depreciation of $60,397 and $60,697 at September 30, 2018 and December 31, 2017, respectively	12,335	11,776
Investments held by special purpose entities	207,338	207,989
Total assets	$870,600	$920,993
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$62,326	$55,630
Other liabilities	50,006	47,259
Deferred tax liabilities, net	47,451	48,983
Senior Notes held by special purpose entity	176,715	176,537
Total liabilities	336,498	328,409
Equity:
Common stock, no par value; 180,000,000 shares authorized; 60,672,034 and 65,897,866 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	331,381	424,694
Retained earnings	187,516	154,324
Accumulated other comprehensive loss	(302)	(1,461)
Total stockholders’ equity	518,595	577,557
Non-controlling interest	15,507	15,027
Total equity	534,102	592,584
Total liabilities and equity	$870,600	$920,993

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of September 30, 2018 and December 31, 2017, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Windmark JV, LLC (“Windmark JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2017, consolidated balances attributable to the Company’s consolidated variable interest entities also include Artisan Park, L.L.C., see Note 9. Real Estate Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt, Net.

	September 30,	December 31,
	2018	2017
ASSETS
Investment in real estate	$67,050	$58,441
Cash and cash equivalents	2,984	5,084
Other assets	12,801	11,889
Investments held by special purpose entity	207,338	207,989
Total assets	$290,173	$283,403
LIABILITIES
Debt, net	$53,371	$46,783
Other liabilities	5,292	4,357
Senior Notes held by special purpose entity	176,715	176,537
Total liabilities	$235,378	$227,677

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Real estate revenue	$6,200	$10,707	$46,061	$19,383
Resorts and leisure revenue	12,565	18,198	33,284	45,633
Leasing revenue	3,138	3,033	9,279	8,431
Timber revenue	1,773	2,050	5,350	4,702
Total revenue	23,676	33,988	93,974	78,149
Expenses:
Cost of real estate revenue	3,709	6,405	10,831	10,350
Cost of resorts and leisure revenue	9,669	14,513	26,488	38,200
Cost of leasing revenue	784	842	2,450	2,308
Cost of timber revenue	148	167	554	562
Other operating and corporate expenses	5,113	4,968	16,068	15,303
Depreciation, depletion and amortization	2,309	2,306	6,836	6,291
Total expenses	21,732	29,201	63,227	73,014
Operating income	1,944	4,787	30,747	5,135
Other income (expense):
Investment income, net	2,575	6,452	12,221	31,110
Interest expense	(2,926)	(3,038)	(8,905)	(9,117)
Other income, net	268	583	787	4,646
Total other (expense) income, net	(83)	3,997	4,103	26,639
Income before income taxes	1,861	8,784	34,850	31,774
Income tax benefit (expense)	3,483	(2,643)	(2,815)	(10,831)
Net income	5,344	6,141	32,035	20,943
Net loss (income) attributable to non-controlling interest	139	(198)	400	132
Net income attributable to the Company	$5,483	$5,943	$32,435	$21,075

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	61,066,731	70,202,807	63,418,118	72,037,772
Net income per share attributable to the Company	$0.09	$0.08	$0.51	$0.29

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income:	$5,344	$6,141	$32,035	$20,943
Other comprehensive income (loss):
Available-for-sale investment items:
Net unrealized (loss) gain on available-for-sale investments	(1,244)	(683)	(1,726)	3,967
Net unrealized gain (loss) on restricted investments	—	4	(9)	4
Reclassification of net realized loss (gain) included in earnings	—	104	1,050	(10,757)
Reclassification into retained earnings (1)	—	—	932	—
Reclassification of other-than-temporary impairment loss included in earnings	1,660	403	1,723	769
Total before income taxes	416	(172)	1,970	(6,017)
Income tax (expense) benefit (2)	(105)	(75)	(811)	2,319
Total other comprehensive income (loss), net of tax	311	(247)	1,159	(3,698)
Total comprehensive income, net of tax	$5,655	$5,894	$33,194	$17,245

(1)

The reclassification into retained earnings relates to the adoption of Accounting Standards Update (“ASU”) 2016‑01 Financial Instruments - Overall, as amended (“ASU 2016‑01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

Income tax expense for the nine months ended September 30, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018‑02 Income Statement - Reporting Comprehensive Income (“ASU 2018‑02”). The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). See Note 2. Summary of Significant Accounting Policies.

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding			Comprehensive	Treasury	Non-controlling
	Shares	Amount	Retained Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Issuance of common stock for director’s fees	2,778	57	—	—	—	—	57
Issuance of common stock for officer compensation	9,956	192	—	—	—	—	192
Repurchase of common shares	(5,238,566)	—	—	—	(93,369)	—	(93,369)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income	—	—	—	776	—	—	776
Net income	—	—	32,435	—	—	(400)	32,035
Balance at September 30, 2018	60,672,034	$331,381	$187,516	$(302)	$—	$15,507	$534,102

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$32,035	$20,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,836	6,291
Stock based compensation	249	47
Loss (gain) on sale of investments	961	(10,757)
Unrealized gain on investments, net	(641)	—
Other-than-temporary impairment loss	1,723	769
Deferred income tax (benefit) expense	(1,795)	4,312
Impairment loss on investment in real estate	99	52
Cost of real estate sold	9,839	9,043
Expenditures for and acquisition of real estate to be sold	(13,580)	(6,137)
Accretion income and other	(1,571)	(2,574)
Loss on disposal of property and equipment	13	81
Changes in operating assets and liabilities:
Notes receivable	559	(1,548)
Other assets	5,160	(1,835)
Other liabilities	1,096	4,077
Income taxes receivable	4,976	26,671
Net cash provided by operating activities	45,959	49,435
Cash flows from investing activities:
Expenditures for operating property	(18,042)	(25,872)
Expenditures for property and equipment	(1,692)	(2,520)
Proceeds from the disposition of assets	5,000	—
Purchases of investments - debt securities	(62)	(84,927)
Purchases of investments - equity securities	(10,442)	(19,081)
Sales of investments - debt securities	64,631	122,734
Sales of investments - equity securities	11,051	21,522
Maturities of assets held by special purpose entities	785	787
Net cash provided by investing activities	51,229	12,643
Cash flows from financing activities:
Capital contribution from non-controlling interest	887	188
Capital distribution to non-controlling interest	(200)	(1,530)
Capital contribution to unconsolidated affiliate	(159)	—
Repurchase of common shares	(93,369)	(135,995)
Borrowings on debt	9,304	1,624
Principal payments for debt	(1,103)	(1,050)
Debt issuance costs	(1,159)	(20)
Net cash used in financing activities	(85,799)	(136,783)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,389	(74,705)
Cash, cash equivalents and restricted cash at beginning of the period	192,365	243,087
Cash, cash equivalents and restricted cash at end of the period	$203,754	$168,382

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

	Nine Months Ended
	September 30,
	2018	2017
Cash and cash equivalents	$200,884	$166,773
Restricted cash included in other assets	2,870	1,609
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$203,754	$168,382

Restricted cash includes amounts set aside as letters of credit collateral and as a requirement of financing for certain of the Company’s developments.

	Nine Months Ended
	September 30,
	2018	2017
Cash paid during the period for:
Interest	$10,884	$10,879
Income taxes	$2,005	$5,403

Non-cash financing and investment activities:
(Decrease) increase in Community Development District debt	$(409)	$59
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(655)	$4,125

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated primarily in Northwest Florida. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company is the primary beneficiary. Investments in joint ventures and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2017 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2017 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of September 30, 2018, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2018 the company had $10.0 million invested in U.S. Treasury securities, $3.2 million invested in two issuers of corporate debt securities that are non-investment grade, $35.1 million invested in four issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, as well as investments of $175.2 million in short term commercial paper from thirteen issuers.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income by the average number of common shares outstanding for the period. For the three and nine months ended September 30, 2018 and 2017, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of September 30, 2018 or September 30, 2017. Non-vested restricted stock is included in outstanding shares at the time of grant.

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales and related fees, resorts and leisure operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g. sales tax) are excluded from revenue, costs and expenses.

Effective January 1, 2018, with the adoption of ASU 2014-09 Revenue from Contracts with Customers, as amended (“Topic 606”), estimated lot residuals (a percentage of the sales price of a completed home received when the home price or gross profit of the home exceeds a negotiated threshold) and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. For the three and nine months ended September 30, 2018, real estate revenue includes less than $0.1 million and $0.6 million, respectively, of estimated lot residuals and less than $0.1 million and $0.6 million, respectively, of certain estimated fees related to homebuilder homesite sales. Prior to 2018, these lot residuals and fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite.

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

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01 which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provides clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provides entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new guidance will be effective for annual and interim periods beginning after December 15, 2018. Accordingly, the standard will be effective for the Company beginning January 1, 2019. The Company intends to elect certain available practical expedients upon adoption, including ASU 2018-01 and ASU 2018-11. The Company is completing its analysis of the information necessary to fully adopt and remains on schedule. The Company is still evaluating if this standard will have a material impact on its consolidated balance sheets, but does not expect adoption will have a material impact on its consolidated income statements. The Company is continuing to assess potential impacts of the standard. It currently expects the most significant impact will be the recognition of right-of-use assets and lease liabilities for operating leases.

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	September 30,	December 31,
	2018	2017
Development property:
Residential real estate	$103,384	$100,279
Resorts and leisure	2,427	4,131
Commercial leasing and sales	69,086	53,896
Forestry	2,146	2,488
Corporate	2,464	2,571
Total development property	179,507	163,365

Operating property:
Residential real estate	7,344	7,344
Resorts and leisure	100,948	103,616
Commercial leasing and sales	111,296	110,491
Forestry	19,874	19,510
Other	50	50
Total operating property	239,512	241,011
Less: Accumulated depreciation	70,123	71,752
Total operating property, net	169,389	169,259
Investment in real estate, net	$348,896	$332,624

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Resorts and leisure development property consists of the improvement and expansion of the existing beach club property, land and development costs and improvements to other property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the resorts and leisure and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

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

4. Investments

Available-For-Sale Investments

At September 30, 2018, investments - debt securities and restricted investments classified as available-for-sale securities were as follows:

		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,996	$—	$2	$9,994
Corporate debt securities	3,566	4	387	3,183
	13,562	4	389	13,177
Restricted investments:
Short-term bond	3,275	—	13	3,262
Money market fund	167	—	—	167
	3,442	—	13	3,429
	$17,004	$4	$402	$16,606

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

During the nine months ended September 30, 2018, realized losses from the sale of available-for-sale securities were $1.0 million and proceeds from the sale of available-for-sale securities were $64.6 million.

During the three and nine months ended September 30, 2017, realized losses from the sale of available for-sale securities were $0.1 million and realized gains from the sale of available-for-sale securities were $10.8 million, respectively. During the nine months ended September 30, 2017 proceeds from the sale of available-for-sale securities were $144.3 million.

The following table provides the U.S. Treasury securities, corporate debt securities and restricted investments unrealized loss position and related fair values as of September 30, 2018:

	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury securities	$9,994	$2	$—	$—
Corporate debt securities	—	—	2,405	387
Restricted investments:
Short-term bond	—	—	3,262	13
	$9,994	$2	$5,667	$400

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

As of September 30, 2018, the Company had unrealized losses of $0.4 million related to U.S. Treasury securities, corporate debt securities and restricted investments. The Company had unrealized losses of $3.2 million as of December 31, 2017 related to U.S. Treasury securities, corporate debt securities, preferred stock and restricted investments. As of September 30, 2018 and December 31, 2017, the Company did not intend to sell the investments - debt securities with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the three and nine months ended September 30, 2018, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $1.7 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income. During the three months ended September 30, 2017, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $0.4 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.  During the nine months ended September 30, 2017, the Company determined unrealized losses related to its corporate debt securities and preferred stock were other-than-temporarily impaired and recorded an impairment of $0.8 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale at September 30, 2018, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	Amortized Cost	Fair Value
Due in one year or less	$12,707	$12,318
Due after one year through five years	785	785
Due after five years through ten years	70	74
	13,562	13,177
Restricted investments	3,442	3,429
	$17,004	$16,606

Investments - Equity Securities

At September 30, 2018, investments - equity securities included $35.1 million of preferred stock investments recorded at fair value. During the three and nine months ended September 30, 2018, the Company had unrealized losses on investments - equity securities of $0.1 million and unrealized gains on investments - equity securities of $0.6 million, respectively, which were included within investment income, net on the condensed consolidated statements of income due to the adoption of ASU 2016‑01 on January 1, 2018. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive income (loss). As of January 1, 2018 the outstanding unrealized losses of $0.9 million were reclassified to retained earnings with the adoption of ASU 2016‑01.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), a registered investment advisor registered with the Securities and Exchange Commission and the Fairholme Trust Company, L.L.C. (“FTC”), a non-depository trust company regulated by the Florida Office of Financial Regulation. Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC, which has resulted in a total of $62.3 million of pre-tax income to the Company from April 2013 through September 30, 2018. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of September 30, 2018, Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively, beneficially owned 45.15% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis at September 30, 2018 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$6,214	$—	$—	$6,214
Commercial paper	175,245	—	—	175,245
	181,459	—	—	181,459

Investments - debt securities
U.S. Treasury securities	9,994	—	—	9,994
Corporate debt securities	—	3,183	—	3,183
	9,994	3,183	—	13,177
Investments - equity securities
Preferred stock	10,862	24,282	—	35,144

Restricted investments:
Short-term bond	3,262	—	—	3,262
Money market fund	167	—	—	167
	3,429	—	—	3,429
	$205,744	$27,465	$—	$233,209

The financial instruments measured at fair value on a recurring basis at December 31, 2017 were as follows:

				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,505	$—	$—	$10,505
Commercial paper	159,970	—	—	159,970
	170,475	—	—	170,475

Investments - debt securities
U.S. Treasury securities	9,870	—	—	9,870
Corporate debt securities	—	66,375	—	66,375
	9,870	66,375	—	76,245
Investments - equity securities
Preferred stock	10,717	24,306	—	35,023

Restricted investments:
Short-term bond	4,251	—	—	4,251
Money market fund	218	—	—	218
	4,469	—	—	4,469
	$195,531	$90,681	$—	$286,212

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

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2018 and December 31, 2017, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 15. Employee Benefit Plan.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by special purpose entities - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by special purpose entities - U.S. Treasury securities are measured based on quoted market prices in an active market.
•	The fair value of the senior notes held by special purpose entity is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2018			December 31, 2017
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash	$7,338	$6,916	1	$7,989	$7,797	1
Liabilities
Senior Notes held by SPE	$176,715	$187,606	3	$176,537	$198,530	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2018, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.9 million and cash of $0.4 million. The Senior Notes held by Northwest

Florida Timber Finance, LLC as of September 30, 2018 consist of $176.7 million, net of the $3.3 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

6. Claim Settlement Receivable

On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill, which occurred on April 20, 2010. In exchange for this release, the Company will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred. In each October 2018 and 2017, the Company received payments of $2.7 million and in October 2016, the Company received a payment of $5.0 million. The remaining settlement amount will be received in a payment of $2.7 million due in October 2019. The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in the Company’s consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the three and nine months ended September 30, 2018 was less than $0.1 million and $0.1 million, respectively. Interest income for the three and nine months ended September 30, 2017 was $0.1 million and $0.2 million, respectively.

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

8. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2018	2017
Retained interest investments	$11,388	$11,147
Accounts receivable, net	7,988	8,460
Notes receivable	3,963	9,522
Prepaid expenses	7,074	6,625
Straight line rent	3,656	3,804
Other assets	5,598	4,637
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$40,602	$47,133

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of September 30, 2018 and December 31, 2017. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $17.0 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.4 million and $11.1 million as of September 30, 2018 and December 31, 2017, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

Accounts Receivable, Net

As of September 30, 2018, accounts receivable, net includes $2.4 million related to estimated lot residuals and certain estimated fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints, and any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail buyers, which can occur over multiple years.

Notes Receivable

Notes receivable consists of the following:

	September 30,	December 31,
	2018	2017
PCR Note, secured by certain assets, 10% interest rate, principal payments due beginning September 2018 per agreed upon schedule, and any remaining amount outstanding is due by December 2020, paid in full February 2018	$—	$5,000
Pier Park Community Development District notes, non-interest bearing, due September 2022	803	1,527
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due February 2019 and any remaining amount outstanding is due by February 2020	1,160	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	809	904
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	506	857
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due November 2018 and any remaining amount outstanding is due by November 2019	336	1,060
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, principal payment of less than $0.1 million due March 2019 and any remaining amount outstanding is due by March 2020	200	—
Various mortgage notes, secured by certain real estate, bearing interest at various rates	149	174
Total notes receivable	$3,963	$9,522

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of September 30, 2018 and December 31, 2017, there was no allowance for doubtful notes receivable.

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

Consolidated Real Estate Joint Ventures

In April 2017, the Company entered into a joint venture agreement to develop, manage and lease apartments in Panama City Beach, Florida. The joint venture parties are working together to design, develop and construct a 240 unit multi-family apartment home community. The community will be located on land in the Pier Park area that was contributed to the joint venture by the Company. As of September 30, 2018 and December 31, 2017, the Company owned a 75.0% equity interest in the consolidated joint venture. The Company’s partners are responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2018 and December 31, 2017.

In December 2016, the Company transferred all of its interest in the Windmark Beach project to Windmark JV, LLC (“Windmark JV”). As of September 30, 2018 and December 31, 2017, the Company owned a 49.0% equity interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. For financial accounting purposes, the Company is deemed to control Windmark JV, which is consolidated within the financial results of the Company as of September 30, 2018 and December 31, 2017.

During 2012, the Company entered into a joint venture agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2018 and December 31, 2017, the Company owned a 60.0% equity interest in the consolidated joint venture. The Company’s partner is responsible for the day-to-day activities of the joint venture. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the joint venture is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2018 and December 31, 2017.

As of December 31, 2017, the Company was the primary beneficiary of Artisan Park, L.L.C and entitled to 74.0% of the profit or loss of this VIE. The Company is responsible for the day-to-day activities of Artisan Park L.L.C. Effective January 1, 2018, the Company acquired 100.0% ownership interest of Artisan Park, L.L.C.

Unconsolidated Joint Ventures

In April 2018, the Company entered into a joint venture agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that is currently owned by the Company that will be contributed to the joint venture. As of September 30, 2018, the Company owned a 50.0% equity interest in the joint venture. The Company’s partners are responsible for the day-to-day activities of the joint venture. The Company has determined that it is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the joint venture. The Company determined Pier Park TPS, LLC (“Pier Park TPS JV”) is an unconsolidated joint venture that is accounted for using the equity method. As of September 30, 2018, the investment in the unconsolidated joint venture was $0.2 million and the Company’s maximum exposure to loss in the unconsolidated joint venture is generally limited to its investment in the joint venture. For the three and nine months ended September 30, 2018, the Company did not recognize any income accounted for under the equity method.

As of September 30, 2018 and December 31, 2017, the Company was a partner in ALP Liquidating Trust (“ALP”) that is accounted for using the equity method. The joint venture was entered into to develop and sell certain mixed use residential and commercial projects. In 2008, the Company wrote-off its investment in ALP as a result of ALP reserving its assets to satisfy potential claims and obligations in accordance with its publicly reported liquidation basis of accounting. Subsequently, ALP changed its method of accounting to a going concern basis and reinstated its equity and stated it would report certain expenses as they are incurred. The Company has not recorded any additional equity income as a result of ALP’s change in accounting. As of September 30, 2018, the Company beneficially owned 23.9% of ALP’s outstanding beneficial interest units.

Financial information for ALP is provided to the Company on a delayed basis. The summarized information as of June 30, 2018 and December 31, 2017 includes total assets of $10.1 million and $10.2 million, respectively, total liabilities of $0.2 million and $0.1 million, respectively and total equity of $9.9 million and $10.1 million, respectively. For the three and six months ended June 30, 2018, ALP reported a net loss of less than $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2017, ALP reported a net loss of $0.2 million and $0.4 million, respectively.

10. Debt, Net

Debt consists of the following at September 30, 2018:

		Unamortized
		Discount and
		Debt Issuance
	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$46,644	$462	$46,182
Loan in the Pier Park Crossings JV, insured by The United States Department of Housing and Urban Development, due June 2060, bearing interest at 4.0%	8,311	1,121	7,190
Community Development District debt, secured by certain real estate or other collateral, due May 2023 — May 2039, bearing interest at 3.6% to 6.0%	6,407	—	6,407
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 4.0% at September 30, 2018)	1,598	17	1,581
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.0% at September 30, 2018)	993	27	966
Total debt	$63,953	$1,627	$62,326

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

In October 2015, the Pier Park North JV refinanced a construction loan by entering into a $48.2 million loan (the “PPN JV Loan”). As of September 30, 2018, the PPN JV Loan was secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total outstanding CDD debt was $20.0 million and $21.7 million as of September 30, 2018 and December 31, 2017, respectively. The Company pays interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

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

In May 2018, a wholly owned subsidiary of the Company entered into a $1.7 million construction loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for interest only payments during the first twelve months and monthly principal and interest payments thereafter with a final balloon payment at maturity. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan. As of September 30, 2018, there was no principal balance and the Company incurred less than $0.1 million of loan costs related to the Beach Homes Loan.

The aggregate maturities of debt subsequent to September 30, 2018, for the years ending December 31 are:

September 30,
2018
2018	$260
2019	1,583
2020	1,792
2021	1,976
2022	1,957
Thereafter	56,385
$63,953

11. Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2018	2017
Accounts payable	$10,526	$7,524
Accrued compensation	2,884	2,664
Deferred revenue	17,715	17,864
Membership deposits and initiation fees	9,962	9,704
Advance deposits	1,512	1,468
Other accrued liabilities	6,694	5,185
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$50,006	$47,259

Deferred revenue as of September 30, 2018 and December 31, 2017 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

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

Other accrued liabilities include $3.4 million of accrued property taxes as of September 30, 2018, which are generally paid annually in November. As of December 31, 2017 the Company had no accrued property taxes.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2018 and 35% as of September 30, 2017 to pre-tax income or loss as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tax at the federal statutory rate	$420	$3,005	$7,402	$11,167
State income taxes (net of federal benefit)	88	301	1,532	1,117
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	—	—	(524)	—
Decrease in valuation allowance	(3,480)	(250)	(4,931)	(846)
Change in federal AMT credit carryforward (1)	(511)	—	(511)	—
Other	—	(413)	(153)	(607)
Total income tax (benefit) expense	$(3,483)	$2,643	$2,815	$10,831

(1)

The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is being included in 2018 income from continuing operations.

As of September 30, 2018 and December 31, 2017, the Company had state net operating loss carryforwards of $364.3 million and $391.7 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2036. As of December 31, 2017, the Company had an income tax receivable of $8.4 million related to the reclassification of a federal AMT credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to the Company in the years 2018 through 2021. During the nine months ended September 30, 2018, the federal AMT credit carryforward increased $1.0 million, including $0.5 million for the Qualified Timber Gain preferential rate and $0.5 million for actual deductible expenses, both of which were included on the Company’s 2017 tax return. During the nine months ended September 30, 2018, the Company also applied $6.0 million of current income tax payable to this receivable, resulting in an income tax receivable of $3.4 million as of September 30, 2018.

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

In the third quarter of 2018, the Company reassessed its valuation allowance requirements and evaluated all available evidence in its analysis, including historical and projected pre-tax profits. Based on this assessment the Company determined that it had the ability to realize the net operating loss carryforward and release the valuation allowance. During the three and nine months ended September 30, 2018, the Company recorded $3.5 million and $5.0 million, respectively, of tax benefits related to the reversal of its valuation allowance established on deferred tax assets. As of December 31, 2017, the Company had a valuation allowance of $5.0 million.

The Company had approximately $2.1 million of total unrecognized tax benefits as of both September 30, 2018 and December 31, 2017. Of this total, there are no amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. There were no decreases or increases related to prior year or current year tax positions.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax, as of September 30, 2018:

Unrealized Gain and
(Loss) on Available-
for-Sale Securities
Accumulated other comprehensive loss at December 31, 2017	$(1,461)
Other comprehensive income before reclassifications	(1,295)
Amounts reclassified from accumulated other comprehensive loss	2,454
Other comprehensive income	1,159
Accumulated other comprehensive loss at September 30, 2018	$(302)

Following is a summary of the tax effects allocated to other comprehensive income (loss) for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities:
Unrealized loss on available-for-sale investments	$(1,244)	$316	$(928)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	1,660	(421)	1,239
Net unrealized gain	416	(105)	311
Other comprehensive income	$416	$(105)	$311

	Three Months Ended September 30, 2017
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized (loss) gain on investments and restricted investments:
Unrealized loss on available-for-sale investments	$(683)	$263	$(420)
Unrealized gain on restricted investments	4	(2)	2
Reclassification adjustment for net loss included in earnings	104	(40)	64
Reclassification adjustment for other-than-temporary impairment loss included in earnings	403	(296)	107
Net unrealized loss	(172)	(75)	(247)
Other comprehensive loss	$(172)	$(75)	$(247)

Following is a summary of the tax effects allocated to other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(1,726)	$438	$(1,288)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for net loss included in earnings	1,050	(266)	784
Reclassification adjustment for other-than-temporary impairment loss included in earnings	1,723	(436)	1,287
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,970	(811)	1,159
Other comprehensive income	$1,970	$(811)	$1,159

(1)

The reclassification into retained earnings relates to the adoption of ASU 2016‑01. The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

The reclassification into retained earnings relates to the adoption of ASU 2018‑02. The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Act. See Note 2. Summary of Significant Accounting Policies.

	Nine Months Ended September 30, 2017
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$3,967	$(1,526)	$2,441
Unrealized gain on restricted investments	4	(2)	2
Reclassification adjustment for net gain included in earnings	(10,757)	4,143	(6,614)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	769	(296)	473
Net unrealized loss	(6,017)	2,319	(3,698)
Other comprehensive loss	$(6,017)	$2,319	$(3,698)

14. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the nine months ended September 30, 2018 and 2017, the Company repurchased 5,238,566 and 7,811,937 shares, respectively, of its common stock at an average purchase price of $17.82 and $17.42, per share, respectively, for an aggregate purchase price of $93.4 million and $136.0 million, respectively, pursuant to its Stock Repurchase Program. As of September 30, 2018, the Company had a total authority of $42.9 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

In September 2018, the Company retired 5,238,566 shares of treasury stock at an aggregate cost of $93.4 million.

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

On May 25, 2017, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 3, 2017, 5,334 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 25, 2017 approval and the Company’s 2015 Plan. This restricted stock vested on May 23, 2018, the date of the Company’s 2018 Annual Meeting of Shareholders. Four non-employee directors elected to receive cash in lieu of the stock.

On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Plan. These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016 and February 17, 2017.

For each of the three and nine months ended September 30, 2018 and 2017, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

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

For the nine months ended September 30, 2018, the Company recorded expense of $0.2 million related to restricted stock awards to the Company’s NEOs.

15. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) Plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2018, and December 31, 2017, the fair value of these assets was recorded in restricted investments on the Company’s condensed consolidated balance sheets and were $3.4 million and $4.5 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next three years. During the nine months ended September 30, 2018 and 2017, the Company recorded an expense of $1.1 million and $1.2 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three and nine months ended September 30, 2018 and less than a $0.1 million gain for the three and nine months ended September 30, 2017. Refer to Note 5. Financial Instruments and Fair Value Measurements.

16. Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment income, net
Interest and dividend income	$1,802	$4,445	$7,025	$13,016
Accretion income	218	375	641	1,696
Net realized gain (loss) on the sale of investments	125	(104)	(961)	10,757
Other-than-temporary impairment loss	(1,660)	(403)	(1,723)	(769)
Unrealized (loss) gain on investments, net	(89)	—	641	—
Interest income from investments in SPEs	2,049	2,050	6,148	6,151
Interest accrued on notes receivable and other interest	130	89	450	259
Total investment income, net	2,575	6,452	12,221	31,110
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,197)	(2,195)	(6,590)	(6,582)
Other interest expense	(729)	(843)	(2,315)	(2,535)
Total interest expense	(2,926)	(3,038)	(8,905)	(9,117)
Other income (expense), net
Accretion income from retained interest investments	316	279	909	813
Miscellaneous (expense) income, net	(48)	304	(122)	3,833
Other income, net	268	583	787	4,646
Total other (expense) income, net	$(83)	$3,997	$4,103	$26,639

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s preferred stock and other investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain (loss) on the sale of investments include the gains or losses recognized on the sale of available-for-sale securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the three and nine months ended September 30, 2018 and impairments related to the Company’s corporate debt securities and preferred stock for the three and nine months ended September 30, 2017.

Unrealized (loss) gain on investments, net includes unrealized gains or losses on investments - equity securities due to the adoption of ASU 2016‑01. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive loss.

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

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.2%.

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

Revenue from real estate sales, including sales of homesites, commercial properties, operating properties and rural or timberland, is recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold.

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

As part of the Company’s April 2014 RiverTown real estate sale, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), was obligated to pay certain impact fees to the Company prior to April 2, 2019 and, depending on circumstances, potentially thereafter. On April 3, 2018, the Board of County Commissioners for St. Johns County adopted revised impact fee schedules that went into effect as of July 3, 2018, and increased impact fee rates for residential units. In June 2018, the Company received $23.1 million from Mattamy to pay the estimated impact fees based on Mattamy’s current development plans and the impact fee schedule in effect at the time of the payment. For the nine months ended September 30, 2018, the impact fees of $23.1 million were included in real estate revenue in the Company’s condensed consolidated statements of income. Mattamy may be required to pay to the Company additional impact fees based on its future development plans. Any consideration the Company may receive for additional impact fees will be based on a variety of factors outside the Company’s control, including impact fee increases or decreases by St. Johns County, home sizes and the number of homes built in the project. The Company received impact fees for a total of less than $0.1 million and $0.2 million during the three months ended September 30, 2018 and 2017, respectively. The Company received impact fees for a total of $23.5 million and $0.5 million during the nine months ended September 30, 2018 and 2017, respectively. From April 2014 through September 30, 2018, the Company has received approximately $25.1 million in impact fee payments from Mattamy.

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

The commercial leasing and sales segment includes leasing retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of the Company’s commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. Leasing revenue consists of long term rental revenue, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The commercial leasing and sales segment incurs leasing expenses primarily from maintenance and management of the Company’s properties, personnel costs and asset holding costs.  Leasing operations include properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties. The commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land for retail, office, hotel, multi-family and industrial uses, from the sale of undeveloped land or land with limited development and entitlements and from the sale of commercial operating properties, which are recognized at the point in time when a sale is closed and title transfers to the buyer, the buyer’s initial investment is adequate, any receivables are probable of collection, the usual risks and rewards of ownership have been transferred to the buyer and the Company does not have significant continuing involvement with the real estate sold. Real estate sales in the commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Pier Park North JV, Pier Park Crossings JV and other assets, which are subject to third-party financing incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

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

The Company uses income before income taxes and non-controlling interest and other measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating revenue:
Residential real estate (a)	$1,959	$9,411	$37,749	$15,391
Resorts and leisure	12,565	18,198	33,284	45,633
Commercial leasing and sales	6,225	3,470	12,720	11,028
Forestry revenue	2,627	2,719	7,415	5,630
Other (b)	300	190	2,806	467
Consolidated operating revenue	$23,676	$33,988	$93,974	$78,149

(Loss) income before income taxes:
Residential real estate (a)	$(368)	$1,802	$26,048	$3,026
Resorts and leisure	1,747	2,916	3,615	4,521
Commercial leasing and sales	609	(164)	329	(301)
Forestry	2,072	2,437	5,830	4,808
Other	(2,199)	1,793	(972)	19,720
Consolidated income before income taxes	$1,861	$8,784	$34,850	$31,774

	September 30,	December 31,
	2018	2017
Total assets:
Residential real estate	$122,654	$117,732
Resorts and leisure	75,334	83,151
Commercial leasing and sales	177,048	163,271
Forestry	20,715	20,212
Other	474,849	536,627
Total assets	$870,600	$920,993

(a)	Includes revenue of $23.1 million for the nine months ended September 30, 2018 for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale.
(b)	Includes revenue of $2.2 million for the nine months ended September 30, 2018 related to a specific sale of mitigation bank credits.

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.3 million as of each September 30, 2018 and December 31, 2017, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations in a given period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At September 30, 2018 and December 31, 2017, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.1 million and $8.6 million, respectively and standby letters of credit of less than $0.1 million at December 31, 2017, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2018, the Company had a total of $41.5 million in contractual obligations.

19. Subsequent Event

On October 10, 2018 Hurricane Michael impacted the Florida Panhandle, which resulted in widespread damage to the area. The majority of the Company’s properties incurred minimal or no damage; however the Company’s Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber and commercial leasing assets were impacted.  The marinas suffered significant loss requiring long-term restoration and remain closed.

The Company’s timber assets are self-insured and an initial assessment of timber operations revealed an approximate 3% loss of total timber assets, primarily located in eastern Bay County and Gulf County. Approximately 234,000 tons of timber were affected and will be salvaged or lost. The majority of the Company’s other timberlands, have little or no damage.

GAAP guidance provides that property damaged by a natural disaster be evaluated for impairment loss in the period the loss occurs.  The impairment loss will represent the Company’s estimate of property damage.  The Company is continuing to make a full assessment of the extent of the impact.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is currently assessing claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses.  Timing differences are likely to exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in our financial statements.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

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

Business Overview

We are a real estate development, asset management and operating company with real estate assets currently concentrated primarily in Northwest Florida. As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. As an asset management company, we actively manage leasing operations and forestry operations to capture the value of our real estate assets. As an operating company, we operate some of the finest resorts and leisure operations that Northwest Florida has to offer, including the award-winning WaterColor Inn. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Operating Revenue
Residential real estate (a)	8.3%	27.7%	40.2%	19.7%
Resorts and leisure	53.1%	53.5%	35.4%	58.4%
Commercial leasing and sales	26.3%	10.2%	13.5%	14.1%
Forestry	11.1%	8.0%	7.9%	7.2%
Other (b)	1.2%	0.6%	3.0%	0.6%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

(a)	Includes revenue of $23.1 million for the nine months ended September 30, 2018 for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale.
(b)

Other includes mitigation bank credit sales and title fee revenue. For the nine months ended September 30, 2018, other includes revenue of $2.2 million related to a specific sale of mitigation bank credits.

For more information regarding our operating segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential Real Estate

Our residential real estate segment typically plans and develops residential communities of various sizes. From time to time, our residential real estate segment also evaluates opportunities to sell some of our resorts and leisure properties. Below is a description of some of our major residential development communities in Northwest Florida that we are currently in the process of planning or developing. As is true with all of our projects, what residential real estate will actually be developed, including the number of units that we ultimately approve for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

The Watersound Origins community is a residential community in South Walton County, Florida with direct access to Lake Powell. The project has received government approval for 1,074 single family units with an additional multi-family component. To date, 317 lots are fully developed, of which 305 have sold, and 359 lots are currently under site development. Purchase agreements with builders for 515 lots have been fully executed. The Watersound Origins community currently includes a six-hole golf course, which is owned by us and operated by our resorts and leisure segment.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The project has received government approval for 369 single family units. To date, 281 lots are fully developed and sold. Currently 88 lots are under site development. In addition, adjacent property to the east of the Breakfast Point community has received government approval for 1,760 single family units and 440 multi-family units.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The project has received government approval for 4,770 residential units, including 2,074 single family residences and 2,696 multi-family units. To date, 2,697 lots and residential units are sold and there are no lots currently under site development. Purchase agreements with two builders for 120 lots/units have been fully executed. SouthWood also includes a golf clubhouse, 18‑hole golf course and a town center with dining, retail shops and offices. The SouthWood Golf Club was operated by our resorts and leisure segment and a portion of the town center is leased and operated by our commercial leasing and sales segment. In July 2018, we sold the golf course and clubhouse that are now owned and operated by a third party.

The WindMark Beach community is a residential community in Port St. Joe, Florida.  The project has received governmental approval for 1,516 residential units.  To date, 224 lots are fully developed and sold. Currently engineering is in process for 94 lots.

The Latitude Margaritaville Watersound community is a proposed active adult community in Bay County, Florida with direct access to the IntraCoastal Waterway.  The residential project is proposed to be developed as a joint venture with homebuilder and community developer, Minto Communities USA. Planning, engineering, and permitting approvals are in process for the first phase, which is estimated to include approximately 3,000 residential units.

We have other residential communities, such as the SummerCamp Beach, RiverCamps, and WaterColor communities that have homesites available for sale or future development. In addition, we have residential communities, such as WaterSound Beach and WaterSound West Beach that are substantially developed, and the remaining developed and available homesites in these communities are available for sale. In addition, we own land in east Bay County, Florida, which we are evaluating for future residential communities.

The revenue resulting from our residential real estate operations may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community. In addition, the majority of our sales are to homebuilders, who generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales.

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

As of September 30, 2018, we had 447 residential lots under development. We had approximately 650 residential lots under contract as of September 30, 2018, which are expected to result in revenue of approximately $65.2 million at closing of the lots, which are expected over the next several years. As of September 30, 2017 we had approximately 250 residential lots under contract, which are expected to result in revenue of $9.4 million ($8.1 million has been realized through September 30, 2018). The increase is due to increased builder contracts for residential lots. On August 28, 2018, we announced plans to create a new home development within the Watersound Origins community and entered into a definitive long-term contractual agreement with Kolter Homes, LLC that will consist of approximately 466 single-family detached homes to be constructed by Kolter.  Lot construction in this new development is expected to begin in 2019 with homes being available for sale in 2020.

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

Commercial Leasing and Sales

Our commercial leasing and sales segment includes leasing retail, office and commercial property, cell towers, and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses, including a broad range of retail, office, hotel, multi-family and industrial uses. From time to time, our commercial leasing and sales segment also evaluates opportunities to sell some of our resorts and leisure properties.

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

Beckrich Office Park. We acquired two office buildings in April 2017, located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 53.6% were under lease as of September 30, 2018.

Pier Park Crossings. In April 2017, we formed Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to develop and construct a 240 unit multi-family apartment home community. Construction began in the second quarter of 2018, with leasing to commence upon completion of the initial buildings.

Origins Town Center. The Origins town center is entitled for approximately 330,000 square feet of retail and entertainment, as well as approximately 127,000 square feet of office. In August 2018, we entered into a lease with Sacred Heart Health Systems to construct a 6,700 square foot healthcare facility in the Origins town center. This is planned to be the first commercial project at this location. The project is currently in the permitting phase.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we announced a joint venture with InterMountain Management, LLC, which is unconsolidated and accounted for under the equity method of accounting, to construct and manage a TownePlace Suites by Marriott. We expect to break ground on the 124 room TownePlace Suites in the fourth quarter of 2018. This is planned to be the first commercial project at Pier Park Northwest.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no significant changes in these policies during the first nine months of 2018, however we cannot assure you that these policies will not change in the future.

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

In addition to the seasonality effect described above, our residential real estate business is predominantly composed of sales to homebuilders, who tend to buy multiple lots in sporadic transactions, which impacts the variability in our results of operations. In addition, the revenue resulting from our residential real estate operations may vary from period to period depending on the communities where lots are sold, as prices vary significantly by community. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand. These variables have caused, and may continue to cause, our operating results to vary significantly from period to period.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	In millions
Revenue:
Real estate revenue	$6.2	$10.7	$46.1	$19.4
Resorts and leisure revenue	12.6	18.2	33.3	45.6
Leasing revenue	3.1	3.0	9.3	8.4
Timber revenue	1.8	2.0	5.3	4.7
Total revenue	23.7	33.9	94.0	78.1
Expenses:
Cost of real estate revenue	3.7	6.4	10.8	10.4
Cost of resorts and leisure revenue	9.7	14.5	26.5	38.2
Cost of leasing revenue	0.8	0.8	2.5	2.3
Cost of timber revenue	0.2	0.2	0.6	0.6
Other operating and corporate expenses	5.1	5.0	16.1	15.3
Depreciation, depletion and amortization	2.3	2.3	6.8	6.2
Total expenses	21.8	29.2	63.3	73.0
Operating income	1.9	4.7	30.7	5.1
Other income (expense):
Investment income, net	2.6	6.4	12.2	31.1
Interest expense	(2.9)	(3.0)	(8.9)	(9.1)
Other income, net	0.3	0.6	0.8	4.6
Total other income, net	—	4.0	4.1	26.6
Income before income taxes	1.9	8.7	34.8	31.7
Income tax benefit (expense)	3.5	(2.6)	(2.8)	(10.8)
Net income	$5.4	$6.1	$32.0	$20.9

Real Estate Revenue and Gross Profit

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	% (1)	2017	% (1)	2018	% (1)	2017	% (1)
	Dollars in millions				Dollars in millions
Revenue:
Residential real estate revenue	$1.9	30.7%	$9.4	87.9%	$14.6	31.7%	$15.4	79.4%
RiverTown impact fees	—	—%	—	—%	23.1	50.1%	—	—%
Commercial real estate revenue	3.3	53.2%	0.4	3.7%	4.0	8.7%	2.6	13.4%
Rural land and other revenue	1.0	16.1%	0.9	8.4%	4.4	9.5%	1.4	7.2%
Real estate revenue	$6.2	100.0%	$10.7	100.0%	$46.1	100.0%	$19.4	100.0%

Gross profit:
Residential real estate	$0.9	47.4%	$3.3	35.1%	$7.0	47.9%	$7.1	46.1%
RiverTown impact fees	—	—%	—	—%	23.1	100.0%	—	—%
Commercial real estate	0.9	27.3%	0.1	25.0%	1.4	35.0%	0.7	26.9%
Rural land and other	0.7	70.0%	0.9	100.0%	3.8	86.4%	1.2	85.7%
Gross profit	$2.5	40.3%	$4.3	40.2%	$35.3	76.6%	$9.0	46.4%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Real Estate Revenue and Gross Profit. During the three months ended September 30, 2018, residential real estate revenue decreased $7.5 million, or 79.8%, to $1.9 million as compared to $9.4 million during the same period in 2017, and residential real estate gross profit decreased $2.4 million, or 72.7%, to $0.9 million (or gross margin of 47.4%), as compared to $3.3 million (or gross margin of 35.1%), during the same period in 2017. The three months ended September 30, 2017 included $4.6 million for the sale of 64 lots in the WindMark Beach community to a homebuilder, with no comparable sales during the same period in 2018.  During the nine months ended September 30, 2018, residential real estate revenue decreased $0.8 million, or 5.2%, to $14.6 million as compared to $15.4 million during the same period in 2017, and residential real estate gross profit decreased $0.1 million, or 1.4%, to $7.0 million (or gross margin of 47.9%), as compared to $7.1 million (or gross margin of 46.1%), during the same period in 2017. During the three months ended September 30, 2018, we sold 14 lots compared to 88 lots during the same period in 2017. During the nine months ended September 30, 2018, we sold 157 lots compared to 122 lots during the same period in 2017.

The number of lots sold varied each period due to the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities and the difference in pricing among the communities.

Included in real estate revenue for the nine months ended September 30, 2018 is revenue of $23.1 million for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale, resulting in a gross profit margin of 100.0%.

Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended September 30, 2018, we had five commercial real estate sales totaling 314 acres for $3.3 million. During the nine months ended September 30, 2018, we had nine commercial real estate sales totaling 318 acres for $4.0 million.  Commercial real estate revenue for the three and nine months ended September 30, 2018 included $2.6 million related to the sale of two resorts and leisure properties located in the SouthWood community, including the golf course. During the three months ended September 30, 2017, we had three commercial real estate sales totaling 11 acres for $0.4 million. During the nine months ended September 30, 2017, we had five commercial real estate sales totaling 36 acres for $2.6 million.

Rural Land and Other Revenue and Gross Profit. During the three months ended September 30, 2018, we sold approximately 50 acres of rural and timber land for $0.7 million and mitigation bank credits for $0.3 million, resulting in a gross profit margin of approximately 70.0%. During the nine months ended September 30, 2018, we sold approximately 144 acres of rural and timber land for $1.6 million and mitigation bank credits for $2.8 million, resulting in a gross profit margin of approximately 86.4%. During the three months ended September 30, 2017, we sold approximately 66 acres of rural and timber land for $0.7 million and mitigation bank credits for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the nine months ended September 30, 2017, we sold approximately 155 acres of rural and timber land for $0.9 million and mitigation bank credits for $0.5 million, resulting in a gross profit margin of approximately 85.7%. Revenue from rural land can vary drastically from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Resorts and Leisure Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Resorts and leisure revenue	$12.6	$18.2	$33.3	$45.6
Gross profit	$2.9	$3.7	$6.8	$7.4
Gross margin	23.0%	20.3%	20.4%	16.2%

Resorts and leisure revenue decreased $5.6 million, or 30.8%, during the three months ended September 30, 2018, as compared to the same period in 2017. In December 2017, we sold our short term vacation rental management business, which reduced our 2018 revenue. For the three months ended September 30, 2017, the revenue for the short term vacation rental business was $7.0 million.  Excluding the impact of the prior year short term vacation rental management business, the resorts and leisure revenue increased $1.4 million.  The increase in revenue is primarily due to an increase of $0.9 million in room revenue for the WaterColor Inn and WaterSound Inn and an increase of $0.4 million in club revenue related to an increase in membership revenue and number of members.  Resorts and leisure had a gross margin during the three months ended September 30, 2018 of 23.0% compared to 20.3% during the same period in 2017.  The increase is primarily due to increased membership revenue, room revenue and controlled expenses.

Resorts and leisure revenue decreased $12.3 million, or 27.0%, during the nine months ended September 30, 2018, as compared to the same period in 2017. For the nine months ended September 30, 2017, the revenue for the short term vacation rental business was $16.4 million.  Excluding the impact of the prior year short term vacation rental management business, the resorts and leisure revenue increased $4.1 million.  The increase in revenue is primarily due to an increase of $2.1 million in club revenue related to an increase in membership revenue and number of members and $1.9 million in room revenue for the WaterColor Inn and WaterSound Inn.  Resorts and leisure had a gross margin during the nine months ended September 30, 2018 of 20.4% compared to 16.2% during the same period in 2017.  The increase is primarily due to increased membership revenue, room revenue and controlled expenses.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Leasing revenue	$3.1	$3.0	$9.3	$8.4
Gross profit	$2.3	$2.2	$6.8	$6.1
Gross margin	74.2%	73.3%	73.1%	72.6%

Leasing revenue increased $0.1 million, or 3.3%, during the three months ended September 30, 2018, as compared to the same period in 2017. Leasing revenue increased $0.9 million, or 10.7%, during the nine months ended September 30, 2018, as compared to the same period in 2017.  This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three and nine month periods ended September 30, 2018 and 2017.

Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Timber revenue	$1.8	$2.0	$5.3	$4.7
Gross profit	$1.6	$1.8	$4.7	$4.1
Gross margin	88.9%	90.0%	88.7%	87.2%

Timber revenue decreased $0.2 million, or 10.0%, during the three months ended September 30, 2018, as compared to the same period in 2017, due to a decrease in the amount of tons sold, along with product and price mix changes. There were 97,000 tons sold during the three months ended September 30, 2018, as compared to 119,000 tons sold during the same period in 2017.

Timber revenue increased $0.6 million, or 12.8%, during the nine months ended September 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 310,000 tons sold during the nine months ended September 30, 2018, as compared to 278,000 tons sold during the same period in 2017. Gross margin increased during the nine months ended September 30, 2018 to 88.7%, as compared to 87.2% during the same period in 2017, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Employee costs	$2.2	$1.7	$5.7	$5.3
401(k) contribution	—	—	1.1	1.2
Non-cash stock compensation costs	—	—	0.1	—
Property taxes and insurance	1.1	1.3	3.6	4.1
Professional fees	1.0	0.8	2.7	2.2
Marketing and owner association costs	0.3	0.4	0.9	1.0
Occupancy, repairs and maintenance	0.2	0.2	0.7	0.4
Other miscellaneous	0.3	0.6	1.3	1.1
Total other operating and corporate expenses	$5.1	$5.0	$16.1	$15.3

Other operating and corporate expenses increased by $0.1 million, or 2.0%, during the three months ended September 30, 2018, as compared to the same period in 2017. Other operating and corporate expenses included an increase in employee costs primarily related to severance costs, offset by a decrease in other miscellaneous related to the timing of the 2018 and 2017 non-employee director grants.

Other operating and corporate expenses increased by $0.8 million, or 5.2%, during the nine months ended September 30, 2018, as compared to the same period in 2017. Other operating and corporate expenses for the nine months ended September 30, 2018 included an increase in employee costs primarily related to severance costs, an increase in occupancy, repairs and maintenance related to repairs at one of our residential communities and an increase in professional fees, partially due to a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million included within professional fees for the nine months ended September 30, 2017.

Depreciation, Depletion and Amortization

The increase of $0.6 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Interest and dividend income	$1.8	$4.4	$7.0	$13.0
Accretion income	0.2	0.3	0.6	1.7
Net realized gain (loss) on the sale of investments	0.1	(0.1)	(1.0)	10.8
Other-than-temporary impairment loss	(1.7)	(0.4)	(1.7)	(0.8)
Unrealized (loss) gain on investments, net	(0.1)	—	0.6	—
Interest income from investments in SPEs	2.1	2.1	6.2	6.2
Interest accrued on notes receivable and other interest	0.2	0.1	0.5	0.2
Total investment income, net	$2.6	$6.4	$12.2	$31.1

Investment income, net decreased $3.8 million to $2.6 million for the three months ended September 30, 2018, as compared to $6.4 million for the three months ended September 30, 2017. Investment income, net decreased $18.9 million to $12.2 million for the nine months ended September 30, 2018, as compared to $31.1 million for the nine months ended September 30, 2017.  The decrease in interest and dividend income and accretion income for the three and nine months ended September 30, 2018, as compared to the same period in 2017, was due primarily to the reduction in investments held during the period. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2017 and 2018 under the Stock Repurchase Program.  See Note 14. Stockholders’ Equity and Part II – Other Information of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Investment income, net for the three months ended September 30, 2018 includes the sale of certain preferred stock at a realized gain of $0.1 million, offset by an other-than-temporary impairment loss of $1.7 million related to corporate debt securities and an unrealized loss of $0.1 million related to preferred stock. Investment income, net for the three months ended September 30, 2017 includes the sale of certain corporate debt securities, preferred stock, common stock and U.S. Treasury securities at a realized loss of $0.1 million and an other-than-temporary impairment loss of $0.4 million related to corporate debt securities.

Investment income, net for the nine months ended September 30, 2018 includes unrealized gains of $0.6 million related to preferred stock, offset by the sale of certain corporate debt securities and preferred stock at a realized loss of $1.0 million and an other-than-temporary impairment loss of $1.7 million related to corporate debt securities. Investment income, net for the nine months ended September 30, 2017 includes the sale of certain corporate debt securities, preferred stock, common stock and U.S. Treasury securities at a realized gain of $10.8 million, partially offset by an other-than-temporary impairment loss of $0.8 million related to corporate debt securities and preferred stock.

Interest Expense

Interest expense primarily includes interest expense on the CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the PPN JV Loan and Pier Park Outparcel Construction Loan as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2	$6.6	$6.6
Other interest expense	0.7	0.8	2.3	2.5
Total interest expense	$2.9	$3.0	$8.9	$9.1

Other Income, Net

Other income, net primarily includes income from our retained interest investments, insurance settlement proceeds and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Accretion income from retained interest investments	$0.3	$0.3	$0.9	$0.8
Miscellaneous income (expense), net	—	0.3	(0.1)	3.8
Other income, net	$0.3	$0.6	$0.8	$4.6

Other income, net decreased $0.3 million and $3.8 million during the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017. During the nine months ended September 30, 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income (expense), net, for reimbursement of certain attorney fees and related costs.

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

We recorded income tax benefit of $3.5 million during the three months ended September 30, 2018, as compared to income tax expense of $2.6 million during the same period in 2017. Our effective tax rate was (174.1%) for the three months ended September 30, 2018, as compared to 30.8% during the same period in 2017.

We recorded income tax expense of $2.8 million during the nine months ended September 30, 2018, as compared to $10.8 million during the same period in 2017. Our effective tax rate was 8.0% for the nine months ended September 30, 2018, as compared to 33.9% during the same period in 2017.

Our effective rate for 2018 differed from the federal statutory rate of 21.0% primarily due to the impact of state taxes, changes in permanent book to tax difference, changes in the valuation allowance and changes in the federal AMT credit carryforward. The effective tax rate for 2017 differed from the federal statutory rate of 35.0% primarily due to the impact of state taxes, changes in the valuation allowance and changes in permanent book to tax differences. In future periods, we expect that our effective rate will be closer to the statutory rate.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Revenue:
Real estate revenue	$1.8	$9.0	$13.3	$14.0
Other revenue	0.1	0.4	24.4	1.4
Total revenue	1.9	9.4	37.7	15.4
Expenses:
Cost of real estate and other revenue	1.1	6.1	7.6	8.3
Other operating expenses	1.1	1.3	3.5	3.3
Depreciation and amortization	—	—	0.1	0.1
Total expenses	2.2	7.4	11.2	11.7
Operating (loss) income	(0.3)	2.0	26.5	3.7
Other (expense) income:
Interest expense	(0.2)	(0.3)	(0.7)	(0.9)
Other income, net	0.1	0.1	0.3	0.2
Total other expense, net	(0.1)	(0.2)	(0.4)	(0.7)
(Loss) income before income taxes	$(0.4)	$1.8	$26.1	$3.0

Real estate revenue includes sales of homes, homesites and other residential land and certain lot residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold, marketing fees and brokerage fees. Other revenue for the nine months ended September 30, 2018 includes $23.1 million for a one-time payment of RiverTown impact fees related to the 2014 RiverTown real estate sale. See Note 17. Segment Information for additional information. For the three and nine months ended September 30, 2018, real estate revenue includes less than $0.1 million and $0.6 million, respectively, of estimated lot residuals and other revenue includes less than $0.1 million and $0.6 million, respectively, of certain estimated fees related to homebuilder homesite sales that were recognized as revenue at the point in time of the sale. See Note 17. Segment Information for additional information regarding the impact of the adoption of Topic 606 on lot residuals and certain fees. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2018					Three Months Ended September 30, 2017
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	14	$1.8	$0.9	$0.9	50.0%	88	$9.0	$5.8	$3.2	35.6%

Homesites. Revenue from homesite sales decreased $7.2 million, or 80.0%, during the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to the mix and number of homesites sold, which included $4.6 million for the sale of 64 lots in the WindMark Beach community to a homebuilder during the three months ended September 30, 2017, with no comparable sales during the same period in 2018. During the three months ended September 30, 2018 and 2017, the average revenue per homesite sold was approximately $110,000 and $96,000, respectively, due to the mix of sales from different communities. Gross margin increased to 50.0% during the three months ended September 30, 2018, as compared to 35.6% during the same period in 2017, primarily due to the mix and number of homesites sold during each respective period.

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	157	$13.3	$7.0	$6.3	47.4%	122	$14.0	$7.8	$6.2	44.3%

Homesites. Revenue from homesite sales decreased $0.7 million, or 5.0%, during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the mix and number of homesites sold and the timing of builder contractual closing obligations and the timing of development of finished lots in our primary residential communities such as Watersound Origins, Breakfast Point and SouthWood, along with the sale of 64 lots in the WindMark Beach community to a homebuilder for $4.6 million during the nine months ended September 30, 2017. During the nine months ended September 30, 2018 and 2017, the average revenue per homesite sold was approximately $77,000 and $103,000 respectively, due to the mix of sales from different communities, which includes the sale of 46 undeveloped lots within the SouthWood community during the nine months ended September 30, 2018, with no comparable undeveloped lot sales during the same period in 2017. Gross margin increased to 47.4% during the nine months ended September 30, 2018, as compared to 44.3% during the same period in 2017, primarily due to the mix and number of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.  In the second quarter of 2017, a litigation settlement resulted in the reimbursement of legal expenses of $0.7 million, which is reflected in other operating expenses for the nine months ended September 30, 2017. Other operating expenses increased $0.2 million during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to the legal expense reimbursement noted above along with decreases in professional fees, property taxes and other administrative expenses.

Interest expense consists of interest expense on our portion of the total outstanding CDD debt. Other income primarily consists of interest earned on our mortgage notes receivable and other miscellaneous income.

Resorts and Leisure

The table below sets forth the results of operations of our resorts and leisure segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Revenue:
Resorts and leisure revenue	$12.6	$18.2	$33.3	$45.6
Expenses:
Cost of resorts and leisure revenue	9.7	14.5	26.5	38.2
Other operating expenses	0.1	0.1	0.4	0.4
Depreciation	1.0	1.0	2.8	2.9
Total expenses	10.8	15.6	29.7	41.5
Operating income	1.8	2.6	3.6	4.1
Other (expense) income, net	(0.1)	0.3	—	0.4
Income before income taxes	$1.7	$2.9	$3.6	$4.5

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, vacation rentals and other management services	$7.1	$1.5	21.1%	$13.2	$2.8	21.2%
Clubs	4.5	1.2	26.7%	4.1	0.7	17.1%
Marinas	1.0	0.2	20.0%	0.9	0.2	22.2%
Total	$12.6	$2.9	23.0%	$18.2	$3.7	20.3%

Revenue from resorts, vacation rentals and other management services decreased $6.1 million, or 46.2%, during the three months ended September 30, 2018, as compared to the same period in 2017. In December 2017, we sold our short term vacation rental management business, which reduced our 2018 revenue.  For the three months ended September 30, 2017, the revenue for the short term vacation rental business was $7.0 million.  Excluding the impact of the prior year short term vacation rental management business, the revenue from resorts, vacation rentals and other management services increased $0.9 million, primarily due to an increase in room revenue and occupancy at the WaterColor Inn and WaterSound Inn.

Revenue from our clubs increased $0.4 million, or 9.8%, during the three months ended September 30, 2018, as compared to the same period in 2017, primarily related to an increase in the number of members and membership revenue. Our gross margin also increased to 26.7% during the three months ended September 30, 2018 compared to a gross margin of 17.1% during the same period in 2017. The increase in gross margin was primarily due to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table sets forth details of our resorts and leisure revenue and cost of revenue:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, vacation rentals and other management services	$17.7	$3.2	18.1%	$32.2	$5.4	16.8%
Clubs	13.2	3.1	23.5%	11.1	1.4	12.6%
Marinas	2.4	0.5	20.8%	2.3	0.6	26.1%
Total	$33.3	$6.8	20.4%	$45.6	$7.4	16.2%

Revenue from resorts, vacation rentals and other management services decreased $14.5 million, or 45.0%, during the nine months ended September 30, 2018, as compared to the same period in 2017.  For the nine months ended September 30, 2017, the revenue for the short term vacation rental business was $16.4 million.  Excluding the impact of the prior year short term vacation rental management business, the revenue from resorts, vacation rentals and other management services increased $1.9 million, primarily due to an increase in room revenue and occupancy at the WaterColor Inn and WaterSound Inn. Our gross margin improved by 1.3% to a gross margin of 18.1% during the nine months ended September 30, 2018, as compared to 16.8% during the same period in 2017.

Revenue from our clubs increased $2.1 million, or 18.9%, during the nine months ended September 30, 2018, as compared to the same period in 2017, primarily related to an increase in the number of members and membership revenue. Our gross margin also increased to 23.5% during the nine months ended September 30, 2018 compared to 12.6% during the same period in 2017. The increase in gross margin was primarily due to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Revenue:
Leasing revenue	$3.0	$2.8	$8.7	$7.9
Commercial real estate revenue	3.3	0.4	4.0	2.6
Total revenue	6.3	3.2	12.7	10.5
Expenses:
Cost of leasing revenue	0.8	0.8	2.5	2.3
Cost of commercial real estate revenue	2.4	0.3	2.6	1.9
Other operating expenses	0.8	0.8	2.4	2.2
Depreciation and amortization	1.1	1.0	3.3	2.7
Total expenses	5.1	2.9	10.8	9.1
Operating income	1.2	0.3	1.9	1.4
Interest expense	(0.6)	(0.5)	(1.6)	(1.7)
Income (loss) before income taxes	$0.6	$(0.2)	$0.3	$(0.3)

The total net rentable square feet and percentage leased of leasing properties by location at September 30, 2018 and December 31, 2017 are as follows:

		September 30, 2018		December 31, 2017
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%
Venture Crossings (1)	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	54%	67,108	52%
WindMark Beach Commercial (2)	Gulf County, FL	48,035	50%	48,035	27%
SouthWood Town Center (3)	Leon County, FL	34,230	85%	34,412	85%
WaterColor Town Center (3)	Walton County, FL	22,532	100%	22,532	100%
Port St. Joe Commercial	Gulf County, FL	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	78%	14,700	63%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
WaterSound Gatehouse	Walton County, FL	12,624	94%	12,624	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Wetappo	Gulf County, FL	N/A	N/A %	4,900	100%
WaterColor HOA Office (4)	Walton County, FL	1,244	100%	1,244	100%
WaterSound Origins (5)	Walton County, FL	N/A	N/A %	760	100%
		807,760	89%	813,602	87%

(1)	During 2017, we completed construction of a 138,605 square foot manufacturing facility, for which we have a long term lease that commenced on December 1, 2017.
(2)	Included in net rentable square feet as of September 30, 2018 and December 31, 2017, is 13,808 square feet of unfinished space.
(3)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(4)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in 2019 to include the entire building.

(5)	During 2018, a third party broker that was leasing the WaterSound Origins sales office relocated into a model home, the space is planned to be occupied by us in the future.

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Leasing revenue increased $0.2 million, or 7.1%, during the three months ended September 30, 2018, as compared to the same period in 2017. Leasing revenue increased $0.8 million, or 10.1%, during the nine months ended September 30, 2018, as compared to the same period in 2017. This increase is primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties, while cost of leasing revenue remained essentially flat for each of the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had net rentable square feet of approximately 808,000, of which approximately 717,000 square feet was under lease. As of September 30, 2017, we had net rentable square feet of approximately 675,000, of which approximately 574,000 square feet was under lease.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended September 30, 2018 we had five commercial real estate sales totaling approximately 314 acres for $3.3 million. During the nine months ended September 30, 2018 we had nine commercial real estate sales totaling approximately 318 acres for $4.0 million. Commercial real estate revenue for the three and nine months ended September 30, 2018 included $2.6 million related to the sale of two resorts and leisure properties located in the SouthWood community, including the golf course. During the three months ended September 30, 2017, we had three commercial real estate sales totaling approximately 11 acres for $0.4 million. During the nine months ended September 30, 2017, we had five commercial real estate sales totaling approximately 36 acres for $2.6 million. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.6 million in depreciation and nine months ended September 30, 2018, as compared to the same period in 2017, was primarily due to properties acquired or constructed during 2017.

Interest expense primarily includes interest expense from the PPN JV Loan, Pier Park Outparcel Construction Loan and interest expense on the CDD debt.

Forestry

The table below sets forth the results of operations of our forestry segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	In millions
Revenue:
Timber revenue	$1.8	$2.0	$5.2	$4.7
Real estate revenue - other rural land revenue	0.7	0.7	1.6	0.9
Leasing revenue	0.1	0.2	0.6	0.5
Total revenue	2.6	2.9	7.4	6.1
Expenses:
Cost of timber revenue	0.2	0.2	0.6	0.6
Cost of real estate revenue - other rural land revenue	0.2	—	0.4	—
Other operating expenses	0.1	0.1	0.3	0.3
Depreciation and depletion	0.1	0.2	0.4	0.4
Total expenses	0.6	0.5	1.7	1.3
Operating income	2.0	2.4	5.7	4.8
Other income, net	0.1	—	0.1	—
Income before income taxes	$2.1	$2.4	$5.8	$4.8

The total tons sold and relative percentage of total tons sold by major type of timber revenue for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Pine pulpwood	68,000	70.1%	97,000	81.5%	203,000	65.5%	211,000	75.9%
Pine sawtimber	21,000	21.7%	15,000	12.6%	83,000	26.8%	49,000	17.6%
Pine grade logs	8,000	8.2%	6,000	5.1%	23,000	7.4%	16,000	5.8%
Other	—	—%	1,000	0.8%	1,000	0.3%	2,000	0.7%
Total	97,000	100.0%	119,000	100.0%	310,000	100.0%	278,000	100.0%

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Timber revenue decreased by $0.2 million, or 10.0%, during the three months ended September 30, 2018, as compared to the same period in 2017, due to a decrease in the amount of tons sold, along with product and price mix changes. There were 97,000 tons sold during the three months ended September 30, 2018, as compared to 119,000 tons sold during the same period in 2017. The average price per ton sold increased to $16.10 during the three months ended September 30, 2018, as compared to $15.89 during the same period in 2017.

During the three months ended September 30, 2018, we sold approximately 50 acres of rural and timber land for $0.7 million resulting in a gross profit margin of 71.4%, as compared to approximately 66 acres of rural and timber land sold for $0.7 million during the three months ended September 30, 2017, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Timber revenue increased by $0.5 million, or 10.6%, during the nine months ended September 30, 2018, as compared to the same period in 2017, due to an increase in the amount of tons sold, along with product and price mix changes. There were 310,000 tons sold during the nine months ended September 30, 2018, as compared to 278,000 tons sold during the same period in 2017. The average price per ton sold increased to $15.61 during the nine months ended September 30, 2018, as compared to $15.51 during the same period in 2017. Gross margin increased during the nine months ended September 30, 2018, to 88.5%, as compared to 87.2% during the same period in 2017. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

During the nine months ended September 30, 2018, we sold approximately 144 acres of rural and timber land for $1.6 million resulting in a gross profit margin of 75.0%, as compared to approximately 155 acres of rural and timber land sold for $0.9 million during the nine months ended September 30, 2017, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents of $200.9 million, compared to $192.1 million as of December 31, 2017. Our cash and cash equivalents at September 30, 2018 includes commercial paper of $175.2 million and $6.2 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities, as being generally available to meet our liquidity needs. Securities classified as available-for-sale and equity securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of September 30, 2018, we had investments - debt securities in U.S. Treasury securities of $10.0 million and corporate debt securities of $3.2 million and investments - equity securities in preferred stock investments of $35.1 million. As of December 31, 2017, we had investments - debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $66.4 million and investments - equity securities in preferred stock investments of $35.0 million. See Note 4. Investments, for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, and authorized stock repurchases for the next twelve months.

During the nine months ended September 30, 2018, we incurred a total of $33.3 million for capital expenditures, which includes $10.7 million related to the acquisition and development of our residential real estate projects, $15.8 million for our commercial leasing and sales segment, $5.6 million related to our resorts and leisure segment and $1.2 million related primarily to our forestry segment and corporate expenditures. As of September 30, 2018, we had a total of $41.5 million in contractual obligations.

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of September 30, 2018 and December 31, 2017, $46.6 million and $47.3 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the joint venture. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of September 30, 2018, $8.3 million was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of the principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net.

CDD bonds financed the construction of infrastructure improvements in some of our projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.4 million as of September 30, 2018. Total outstanding CDD debt related to our land holdings was $20.0 million at September 30, 2018, which was comprised of $16.7 million at SouthWood, $2.8 million at the existing Pier Park retail center and $0.5 million at Wild Heron, a community where we own residential lots for resale. We pay interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

During the nine months ended September 30, 2018 and 2017, we repurchased a total of 5,238,566 and 7,811,937 shares, respectively, of our common stock outstanding for an aggregate purchase price of $93.4 million and $136.0 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program and treasury stock retirement during 2018.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	In millions
Net cash provided by operating activities	$46.0	$49.4
Net cash provided by investing activities	51.2	12.6
Net cash used in financing activities	(85.8)	(136.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.4	(74.7)
Cash, cash equivalents and restricted cash at beginning of the period	192.4	243.1
Cash, cash equivalents and restricted cash at end of the period	$203.8	$168.4

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $46.0 million during the nine months ended September 30, 2018, as compared to $49.4 million during the same period in 2017. Net cash provided by operations included $23.1 million of a one-time payment of RiverTown impact fees received during the nine months ended September 30, 2018. Net cash provided by operations included $26.7 million of federal income tax refunds received during the nine months ended September 30, 2017.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily includes sales of investments, maturities of assets held by special purpose entities and proceeds from the disposition of assets, partially offset by purchases of investments and capital expenditures for operating property and property and equipment used in our operations. During the nine months ended September 30, 2018, net cash provided by investing activities was $51.2 million, which includes sales of investments - debt securities of $64.6 million, sales of investments – equity securities of $11.0 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by SPEs of $0.8 million, offset by purchases of investments – debt securities of $0.1 million and purchases of investments - equity securities of $10.4 million. During the nine months ended September 30, 2017, net cash provided by investing activities was $12.6 million, which includes sales of investments - debt securities of $122.7 million, sales of investments - equity securities of $21.5 million and maturities of assets held by SPEs of $0.8 million, partially offset by purchases of investments - debt securities of $84.9 million and purchases of investments - equity securities of $19.1 million.

Capital expenditures for operating property and property and equipment were $19.7 million and $28.4 million, during the nine months ended September 30, 2018 and 2017, respectively, which were primarily for our and commercial leasing and sales and resorts and leisure segments.  Capital expenditures for operating property during the nine months ended September 30, 2017 included the purchase of two office buildings and construction of a manufacturing facility for lease in VentureCrossings.

Cash Flows from Financing Activities

Net cash used in financing activities was $85.8 million during the nine months ended September 30, 2018, compared to $136.7 million for the nine months ended September 30, 2017. Net cash used in financing activities during the nine months ended September 30, 2018 included the repurchase of common stock of $93.4 million, debt issuance costs of $1.2 million, principal payments on debt of $1.1 million, capital distribution to non-controlling interest of $0.2 million and capital contribution to unconsolidated affiliate of $0.1 million, partially offset by borrowings on debt of $9.3 million and capital contribution from non-controlling interest of $0.9 million. Net cash used in financing activities during the nine months ended September 30, 2017 included the repurchase of our common stock of $136.0 million, capital distribution to non-controlling interest of $1.5 million and principal payments on debt of $1.0 million, partially offset by borrowings on debt of $1.6 million and capital contribution from non-controlling interest of $0.2 million.

Off-Balance Sheet Arrangements

In October 2015, the Pier Park North JV refinanced its construction loan and entered into a $48.2 million loan. As of September 30, 2018 the PPN JV Loan was secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. In connection with the PPN JV Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 10. Debt, Net.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.4 million for all installment notes monetized through September 30, 2018. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At September 30, 2018 and December 31, 2017, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $8.1 million and $8.6 million, respectively, and standby letters of credit of less than $0.1 million at December 31, 2017, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $1.3 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2018.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy, including exploring the sale of our real estate assets opportunistically or when we believe that we can better deploy those resources;
•	our intention to use our land holdings and our cash and cash equivalents and investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2018 capital expenditures budget and the timing of benefits of these investments;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover any losses;
•	our expectations regarding he amount and timing of revenue we expect to realize upon closing over the life of the residential lots under contract;
•	our expectations regarding lot sales and timing of sales for new developments, including those contemplated by our long-term contractual agreement with Kolter;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of finished residential lots for sale to builders and retail lots for sale to consumers in our communities;
•	our continued exploration of the concept of establishing some form of an active adult community on our land holdings;
•	our plan to expand the scope and scale of our resorts and leisure assets and services in order to enhance the value and contribution those assets provide;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10‑K for the year ended December 31, 2017, subsequent Form 10‑Qs, other current reports, and the following:

•	any changes in our strategic objectives or our ability to successfully implement such strategic objectives;
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

•	any downturns in real estate markets in Florida or across the nation;
•	our dependence on the real estate industry and the cyclical nature of our real estate operations;
•	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business, including the recent impact of Hurricane Michael;
•	our ability to fully recover under claims for losses related to Hurricane Michael;
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

•	our ability to close and realize the expected revenue of the residential lots currently under contract;
•	our ability to successfully and timely complete lot construction in our new developments, including those pursuant to our long-term contractual agreement with Kolter;
•	our ability to realize the anticipated benefits of our acquisitions, joint ventures, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
•	the impact of the Tax Act on our business and financial condition;
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of September 30, 2018. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.4 million in the market value of these investments as of September 30, 2018. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2018, the Company had a total authority of $42.9 million available for purchase of shares of its common stock pursuant to the Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Execution of the Stock Repurchase Program will reduce the Company’s “public float”, and the beneficial ownership of common stock by its directors, executive officers and affiliates will proportionately increase as a percentage of the Company’s outstanding common stock as a result of the execution of the Stock Repurchase Program. However, the Company does not believe that the execution of the Stock Repurchase Program will cause the Company’s common stock to be delisted from NYSE or cause the Company to stop being subject to the periodic reporting requirements of the Exchange Act.

The following table provides information regarding repurchases of common stock during the three months ended September 30, 2018:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
				In Millions
July 1-31, 2018	596,241	$17.88	596,241	$53.1
August 1-31, 2018	577,165	17.73	577,165	42.9
September 1-30, 2018	—	—	—	—
Total	1,173,406	$17.81	1,173,406	$42.9

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
10.1

Separation and Release Agreement, dated July 1, 2018, by and between Kenneth Borick and The St. Joe Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 3, 2018).

*10.2	Engagement Letter, dated September 17, 2018, by and between Kenneth Borick and The St. Joe Company.
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†     Indicates management contract or compensation plan or arrangement.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	October 31, 2018	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 31, 2018	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)