Form 10-K
period 2018-12-31
ST JOE CO
filed 2019-02-27
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   YES  ☐   NO  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2018, was approximately $351.9 million.

As of February 25, 2019, there were 60,672,034 shares of common stock, no par value, issued of which 60,200,534 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2018, are hereby incorporated by reference in Part III of this Annual Report on Form 10‑K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10‑K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

General

St. Joe was incorporated in the State of Florida in 1936. We are a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated in Northwest Florida, which we predominantly use, or intend to use, for or in connection with, our various residential real estate developments, hospitality operations, commercial developments and leasing operations and our forestry operations.

We have significant residential and commercial land-use entitlements in hand or in process. We seek higher and better uses for our real estate assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in Northwest Florida. We may explore the sale of such assets opportunistically or when we believe that we or others can better deploy those resources.

As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. These targeted opportunities are intended to meet market demand where historically we sold land for other developers to meet that market demand. As an operating company, we operate some of the finest hospitality assets that Northwest Florida has to offer. As an asset management company, we actively manage leasing operations and forestry operations to capture and enhance the value of our real estate assets. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

Market demand in Northwest Florida is growing as the region grows. For example, the U.S. Census reports that Walton County, Florida, which is where our corporate headquarters are located, was the fourth fastest growing county in Florida from 2010 to 2017 by percentage change (out of sixty-seven Florida counties). Northwest Florida Beaches International Airport (ECP), located in Bay County, Florida and surrounded by a large portion of our land holdings, reports it grew in annual passenger traffic from 312,540 in 2009 to 1,056,101 in 2018.

We have a large amount of land to meet future market demand as Northwest Florida grows. In 2018, we estimate approximately 79% of our revenue was generated from sales, activities and operations on approximately 2% of our land holdings.

Business Strategy

We expect to use our land holdings, our cash and cash equivalents and investments to increase recurring revenue, while creating long-term value for our shareholders. We believe that our present liquidity position and our land holdings can provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management, including opportunities near the Gulf of Mexico, Gulf Intracoastal Waterway and Northwest Florida Beaches International Airport.

In 2018, we initiated the planning of several new projects and specifically began the development or construction of the following projects or phases:

o	Pier Park Crossings Apartments Joint Venture (“JV”) (240 units)
o	TownePlace Suites Hotel JV (124 rooms)
o	Breakfast Point Residential (88 homesites)
o	Watersound Origins Residential (359 homesites)

o	WaterColor Crossings Two-Tenant Commercial Building (7,135 square feet)
o	South Walton Commerce Park Flex Space Building (11,570 square feet)
o	WaterSound Beach Club Expansion
o	Panama City Beach Gulf-Front Vacation Rental Homes (two homes)
o	WindMark Beach Residential (94 homesites)

In addition to the projects above, in 2018, we began planning or designing other projects that are expected to move into construction or development in 2019 and beyond. Some of the projects described above are currently expected to be developed through potential JVs with third parties, subject to negotiation of definitive agreements.  While the Company expects to commence development and construction of a number of projects beginning in 2019, timing of some projects may be delayed due to factors beyond the Company’s control.

During the years ended December 31, 2018 and 2017, we repurchased 5,238,566 and 8,450,294 shares, respectively, of our common stock. In addition, subsequent to December 31, 2018 and through February 25, 2019, we repurchased an additional 471,500 shares of our common stock. Subsequent to these repurchases, we have a total of $35.8 million available for the repurchase of shares pursuant to our Stock Repurchase Program. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 16. Stockholders’ Equity included in Item 15 of this Form 10-K.

Our 2019 strategic plan includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that we expect will provide recurring revenue. Our 2019 capital expenditures budget exceeds our actual 2018 expenditures, as planned projects move into development or construction. We anticipate evaluating opportunities to develop, improve or acquire a broad range of asset types that we believe can generate recurring revenue and provide acceptable rates of return, including but not limited to retail, office, hospitality, industrial, hotels and multi-family properties. We anticipate that these future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents, short term investments and cash generated from operations as well as through potential JV arrangements. We expect to make these expenditures throughout the coming fiscal year and beyond, but do not anticipate that we will see the full benefit of these investments during 2019. In 2019, we intend to focus on the following initiatives:

•

Expand our portfolio of income producing commercial properties. As of December 31, 2018, we owned a portfolio of approximately 812,630 square feet of rentable commercial space (93% leased). As of December 31, 2017, we owned 813,602 square feet of rentable commercial space (87% leased). As of December 31, 2016, we owned 602,319 square feet (87% leased). We intend to explore other opportunities to increase the size and scope of our existing portfolio in ways that can increase recurring revenue and create accretive value for our land holdings.

In 2019, we expect to initiate planning of several new projects and specifically intend to initiate development or construction of the following commercial projects:

o	Watersound Origins Apartments JV (expected 217 units)
o	WaterCrest Assisted Living JV at Topsail (expected 107 units)
o	Sacred Heart Health Care Facility at Watersound Origins (approximately 6,500 square feet)
o	Busy Bee Convenience Store JV (approximately 15,000 square feet)
o	Starbucks at Beckrich Office Park (approximately 2,500 square feet)
o	Topsail West Restaurant (approximately 3,400 square feet)
o	Pier Park Northwest Commercial Building (approximately 18,000 square feet)
o	Bank Building at North Glades/Breakfast Point (approximately 3,300 square feet)
o	VentureCrossings Enterprise Centre Flex Space Building (approximately 60,000 square feet)
o	Beach Commerce Park Flex Space Building (approximately 10,000 square feet)

o	Cedar Grove Commerce Park Flex Space Building (approximately 19,800 square feet)
o	Beckrich Office Park Building #3 (approximately 33,500 square feet)
o	Watersound Origins Multi-Tenant Commercial Building (approximately 20,000 square feet)
o	Mexico Beach Village Apartments JV (expected 216 units)

Commencement of development of our potential JV projects is subject to execution of definitive agreements with our potential JV partners. While the Company expects to commence development and construction of a number of commercial projects beginning in 2019, timing of some projects may be delayed due to factors beyond the Company’s control.

•

Residential development. We have residential communities at different stages of planning or development. In 2018, we sold 202 homesites, compared with 174 homesites in 2017 and 106 homesites in 2016. We plan to focus on investing in communities that have the potential for long term, scalable and repeatable revenue. We expect to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities.

In 2019, we expect to initiate the planning of new projects and specifically intend to initiate the development or construction of new phases at the following residential communities:

o	Watersound Origins
o	SouthWood
o	WaterColor
o	Camp Creek*
o	Breakfast Point East*
o	Latitude Margaritaville Watersound *
o	East Bay County (Titus Road)*
o	East Bay County (Brannonville)*
o	East Bay County (Park Place)*
o	Mexico Beach Village*

* Signifies a new residential community

While the Company expects to commence development and construction of a number of residential projects beginning in 2019, timing of some projects may be delayed due to factors beyond the Company’s control.

•

Expand and increase scope of our hospitality segment. We presently own and/or operate a wide range of hospitality assets, including the WaterColor Inn, WaterSound Inn, The Pearl Hotel, Camp Creek Golf Club, Shark’s Tooth Golf Club, WaterSound Beach Club, Fish Out of Water (“FOOW”) restaurant, Havana Beach Bar & Grille, WaterColor Store, our private membership club, (“The Clubs by Joe”) and other related assets, which already generate significant recurring revenue for us. We plan to expand the scope and scale of our hospitality assets and services to enable us to enhance the value and revenue those assets provide. As of December 31, 2018, The Clubs by Joe had 1,112 members, compared with 961 members as of December 31, 2017, and 754 members as of December 31, 2016.

In 2019, we expect to initiate the planning of new projects and specifically intend to initiate the development or construction of the following hospitality projects:

o	Embassy Suites Hotel JV (approximately 250 rooms)
o	Camp Creek Inn (approximately 75 rooms)
o	Camp Creek Club Lifestyle Village
o	Hotel at Northwest Florida Beaches International Airport (approximately 110 rooms)

o	Bay Point Marina*
o	Port St. Joe Marina*

*Hurricane Michael damage reconstruction and/or expansion

While the Company expects to commence development and construction of a number of hospitality projects beginning in 2019, timing of some projects may be delayed due to factors beyond the Company’s control.

•

Strategic infrastructure and economic development initiatives. We intend to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that are expected to help attract quality job creators and diversify the Northwest Florida economy, which we believe can create accretive value for our land holdings. One such initiative is Triumph Gulf Coast, Inc., which is a not-for-profit corporation that is charged with distributing a legal settlement of $1.5 billion as it is paid out over a total of eighteen years within eight counties in Northwest Florida. We have significant land holdings in three of those counties: Bay County, Walton County and Gulf County.

•

JVs with best of class operators. We believe that by entering into partnerships, JVs or other collaborations and alliances with best of class developers and operators, we can more efficiently utilize our land assets while reducing our capital requirements. We have announced potential JVs to develop some of the residential, commercial and hospitality projects described above. Completion of these proposed projects is subject to, among other things, execution of definitive agreements with our potential JV partners.

•	Maintain efficient operations. We expect to continue our cost and investment discipline to ensure low fixed expenses and bottom line performance in all environments.
•

Maintain liquidity and balance sheet strength. We plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe can increase shareholder value, including our investments-debt securities and investments-equity securities (“Securities”), share repurchases, real estate and other strategic investments.

Our Business

We operate our business in four reportable operating segments: (1) residential real estate, (2) hospitality, (3) commercial leasing and sales and (4) forestry. For financial information about our operating segments, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 21. Segment Information included in Item 15 of this Form 10‑K.

Residential Real Estate

Our residential real estate segment typically plans and develops residential communities across a wide range of price points and sells homesites to builders or to retail consumers. From time to time, our residential real estate segment also evaluates opportunities to sell some of our hospitality properties. Our existing residential communities include: Watersound Origins, Breakfast Point, SouthWood, WindMark Beach, WaterColor, SummerCamp Beach, and RiverCamps. In addition, the WaterSound Beach, WaterSound West Beach and Wild Heron communities are substantially developed, with homesites in these communities available for sale.

The Latitude Margaritaville Watersound community is a 55+ residential community in Bay County, Florida that is proposed to be developed as a JV, subject to execution of definitive agreements with our potential JV partner. This proposed JV residential project, which is estimated to include approximately 3,000 residential homesites and adjoining new projects like the commercial spaces fronting State Road (“SR”) 79 and a marina village on the Gulf Intracoastal Waterway are still in the planning phase.

As of December 31, 2018, we had approximately 684 residential homesites under contract for gross revenue of approximately $67.9 million at closing of the homesites, which are expected over the next several years. As of December 31, 2017, we had approximately 211 residential homesites under contract for gross revenue of approximately $7.5 million ($6.1 million of which has been realized through December 31, 2018).

Hospitality

Our hospitality segment features hotel operations, lodging, restaurants, golf courses, beach clubs, marinas and other resort assets.

We own and operate the award-winning WaterColor Inn, which includes the FOOW restaurant and the WaterSound Inn. We also own and operate retail and commercial outlets near our hospitality facilities, including the WaterColor Store. The Clubs by Joe provides members and guests in our hotels access to our resort facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, and the WaterSound Beach Club. The Clubs by Joe is focused on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort.

We operate the award-winning The Pearl Hotel and Havana Beach Bar & Grille restaurant. In addition, we own and operate two marinas in Northwest Florida, Bay Point Marina and Port St. Joe Marina. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Commercial Leasing and Sales

Our commercial leasing and sales segment includes leasing retail, office and commercial property, cell towers and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses. These uses include a broad range of retail, office, hotel, assisted-living, multi-family and industrial properties. From time to time, our commercial leasing and sales segment also evaluates opportunities to sell some of our hospitality properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, Northwest Florida Beaches International Airport, the Port of Port St. Joe, along roadways and near or within business districts in the region. Our major existing holdings include the Pier Park North JV with 320,310 square feet of rentable commercial space (96% leased), the manufacturing facilities at VentureCrossings with 243,605 square feet of rentable manufacturing space (100% leased) and the Beckrich Office Park with 67,108 square feet of rentable office space (96% leased). See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional information on the commercial leasing and sales segment.

Forestry

Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber, and other forest products. As of December 31, 2018, we had approximately 115,000 acres in our forestry segment and expect to have the ability to consistently operate approximately 67,000 of those acres.

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

Seasonality

Our business may be affected by seasonal fluctuations. For example, revenue from our hospitality operations are typically higher in the second and third quarters, but can vary depending on the timing of holidays and school breaks, including spring break.

In addition to the seasonality effect of our hospitality operations, our residential real estate business is predominantly composed of sales to homebuilders, who tend to buy multiple homesites in sporadic transactions, which impacts the variability in our results of operations. Additionally, the revenue resulting from our residential real estate operations may vary from period to period depending on the communities where homesites are sold, as prices can vary significantly by community. Our commercial real estate projects are likewise subject to one-off sales and the development of specific projects depending on demand. These variables have caused, and may continue to cause, our operating results to vary significantly from period to period.

Competition

Real estate development and commercial leasing operations are both highly competitive and fragmented. We compete with local, regional and national real estate companies, some of which may have greater financial, marketing, sales and other resources than we do.

A number of highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract customers and retain memberships depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities.

In our forestry business, we compete with numerous public and privately held timber companies in our region. The principal methods of competition are price and delivery.

Governmental Regulation

Our operations are subject to federal, state and local laws and regulations that affect every aspect of our business, including environmental and land use laws relating to, among other things, water, air, solid waste, hazardous substances, zoning, construction permits or entitlements, building codes and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs for our facilities and timberlands to monitor compliance with these laws and regulations. Enactment of new laws or regulations, or changes in existing laws or regulations or the interpretation and enforcement of these laws or regulations, might require significant expenditures.

Employees

As of February 25, 2019, we had 53 full-time employees. Most persons employed in the day-to-day operations of our hospitality segment are employed by a third party management company engaged pursuant to a consulting and employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.

Available Information

Our most recent Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. To obtain information on the operation of the Public Reference room, you may call the

SEC at 1‑800‑SEC‑0330. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com.

We will also provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10‑K.

Item 1A.    Risk Factors

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10‑K. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, strategies and prospects could be materially adversely affected.

Risks Related to Our Current Business Strategy

We may not be able to successfully implement our business strategy, which would adversely affect our financial condition, results of operations, cash flows and financial performance.

Our cash, investments - debt securities and investments – equity securities comprise approximately 27.6% of the carrying value of our assets, while our assets related to our existing investments in real estate comprise approximately 40.3% of the carrying value of our assets. Our future financial performance and success are therefore heavily dependent on our ability to implement our business strategy successfully.

Our current business strategy envisions several initiatives, including investing in new real estate and real estate related opportunities, such as the development of our real estate, expanding our portfolio of income producing commercial properties, expanding the scope of our hospitality assets and services, entering into strategic alliances, investing in businesses related to our real estate development, management, and operating activities, investing in Securities or longer term investments in real estate investment trusts and other investments in illiquid securities and continuing to efficiently contribute to our bottom line performance. For example, in August 2018, we announced plans to create a new home development within the Watersound Origins community and entered into a definitive long-term contractual agreement with Kolter Homes, LLC (“Kolter”) that will consist of approximately 466 single-family detached homes to be constructed by Kolter. We may not be able to successfully implement our business strategy or achieve the benefits of our business plan, including those contemplated by our long-term contractual agreement with Kolter. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition could be negatively affected.

Management has discretion as to the investments we make and may not use these funds effectively.

As of December 31, 2018, we had $195.2 million of cash and cash equivalents. We plan to continue to invest in Securities or longer term investments in real estate investment trusts and other investments in illiquid securities until we can find what we believe to be other advantageous opportunities for these funds. Our management has discretion in the selection of these investments and could make investments that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which result in financial losses that could have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price. Additionally, longer term investments, such as real estate investment trusts and other investments in illiquid securities are inherently riskier investments and could result in our losing some or all of our investment as well as not being able to liquidate our position when we would otherwise wish to do so.

Our investments in new business opportunities are inherently risky and could disrupt our ongoing business and adversely affect our operations.

We have invested and expect to continue to invest in new business opportunities, such as our new home development project within the Watersound Origins community, the expansion of our portfolio of income producing commercial properties, including potential ventures into branded fuel stations and convenience stores, the development of our real estate and the expansion of port related opportunities at the Port of Port St. Joe. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities incurred and expenses associated with these new investments, including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.

We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940. As a result, we may be unable to make some potentially profitable investments.

We are not registered as an “investment company” under the Investment Company Act of 1940 (the “Investment Company Act”) and we intend to invest our assets in a manner such that we are not required to register as an investment company. This plan will require monitoring our portfolio so that (a) on an unconsolidated basis we will not have more than 40% of total assets (excluding United States (“U.S.”) government securities and cash items) in investment securities or (b) we will meet and maintain another exemption from registration. As a result, we may be (1) unable to make some potentially profitable investments, (2) unable to sell assets we would otherwise want to sell or (3) forced to sell investments in investment securities before we would otherwise want to do so.

If Fairholme controls us within the meaning of the Investment Company Act, we may be unable to engage in transactions with potential strategic partners, which could adversely affect our business.

As of December 31, 2018, clients of Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC), Fairholme Funds, Inc. (the “Fairholme Fund”) and/or one or more of their affiliates, which we refer to, along with Fairholme Holdings and FTC (each as defined below), as Fairholme, beneficially owned approximately 41.18% of our common stock and Fairholme, including Bruce R. Berkowitz, Chairman of our Board of Directors (the “Board”), and clients of FCM and FTC, collectively, beneficially owned 43.76% of our outstanding common stock. Mr. Berkowitz is the Chief Investment Officer of FCM, a director of both Fairholme Fund and Fairholme Trust Company, LLC (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation) and the Chairman of our Board. Mr. Berkowitz is also the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme Holdings”), which wholly owns FCM and FTC. Cesar Alvarez, a member of our Board, also serves as a director of the Fairholme Fund and a director of FTC. In addition, Howard Frank is a member of our Board and serves as a director of the Fairholme Fund. Fairholme has served as our investment advisor since April 2013. Fairholme does not receive any compensation for services as our investment advisor.

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

We believe that Fairholme is currently affiliated with Imperial Metals Corp. Due to this affiliation, should Fairholme be deemed to control us, under the Investment Act, we may be prohibited from engaging in certain transactions with this entity and certain of their affiliates and any future affiliates of Fairholme, unless an exception applies. To the extent Fairholme is not deemed to control us, if Fairholme’s beneficial interest in us is at or above 5% of our outstanding voting securities, it would remain our affiliate and we may be prohibited from engaging in certain transactions with it and its affiliates.

This could adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

If the SEC were to disagree with our Investment Company Act determinations, our business could be adversely affected.

We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with any exemption under the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, excepted from the Investment Company Act, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which could have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act.

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

In 2013, we established investment guidelines and restrictions approved by the Investment Committee of our Board pursuant to the terms of the Investment Management Agreement (the “Investment Management Agreement”) with FTC, as amended. In 2016, we and FTC entered into an Amendment (the “Amendment”) to the Investment Management Agreement. Pursuant to the Amendment, we modified the investment guidelines and restrictions described in the Investment Management Agreement to (i) decrease from at least 50% to 25% the amount of the investment account that must be held in cash and cash equivalents, (ii) permit the investment account to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value and (iii) provide that the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase. All other material investment guidelines remain the same, including restrictions that no more than 15% of the investment account be invested in securities of any one issuer (excluding the U.S. Government), and that any investment in any one issuer (excluding the U.S. Government) that exceeds 10%, but not 15%, requires the consent of at least two members of the Investment Committee.

These above limitations may restrict our ability to make certain investments and may negatively impact the return that we could otherwise receive from our investment account. This could adversely affect our cash flows and results of operations.

Our future growth is dependent on transactions with strategic partners. We may not be able to successfully (1) attract desirable strategic partners; (2) complete agreements with strategic partners and/or (3) manage relationships with strategic partners going forward, any of which could adversely affect our business.

We may seek strategic partnerships, including the formation of JVs, to develop real estate, capitalize on the potential of our residential, commercial and industrial opportunities and maximize the value of our assets. These strategic partnerships, JVs and other ongoing strategic real estate investments may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets. We cannot assure, however, that we will have sufficient resources, experience and/or skills to locate desirable partners. We also may not be able to attract partners who want to conduct business in desirable geographic locations and who have the assets, reputation or other characteristics that would optimize our development and asset management opportunities.

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

Losses in the fair value of Securities, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, could have an adverse impact on our results of operations, cash flows and financial condition. In addition, our equity investments may fail to appreciate and may decline in value or become worthless.

As of December 31, 2018, we had $226.0 million in our investment accounts. Of this amount, we hold $180.9 million in cash equivalents, $2.0 million in corporate debt securities, $36.1 million in preferred stock investments and $7.0 million in U.S. Treasury securities. Additionally, in 2016, we entered into an Amendment to our Investment Management Agreement which permits us to invest in common equity securities. The market value of these investments is subject to change from period to period. Our Securities currently include investments in non-investment grade corporate debt securities and preferred stock of seven issuers and one issuer of preferred stock that is investment grade. Pursuant to our Investment Management Agreement with FTC, we could invest up to a total of 15% of the investment account in any one issuer as of the date of purchase.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating could also decrease the value of our Securities.

Losses in the fair value of our Securities can negatively affect earnings if management determines that such securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. During 2018, based on these factors we determined that unrealized losses related to our corporate debt securities were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in our consolidated statements of income. The unrealized loss related to our investments - debt securities and restricted investments of $0.9 million was determined to be temporary at December 31, 2018.

As a result of the concentration of our Securities, the performance of our investments may be disproportionately affected by any adverse change in the financial condition of these issuers or the market value of any of the Securities in our portfolio, which could have a material adverse effect on our results of operations, cash flows and financial condition.

Furthermore, although equity securities have historically generated higher average total returns than other types of securities over the long term, common equity securities have also experienced significantly more volatility in those returns. The market price of common stock is subject to significant fluctuations due to a number of factors including the operating performance of companies and other risks that may affect specific economic sectors, industries or segments of the market, as well as adverse economic conditions generally, all of which are outside of our control. Our equity investments may fail to appreciate and may decline in value or become worthless. A substantial decline in the value of our equity investments would have a material adverse effect on our results of operations, cash flows and financial condition.

The Company’s real estate investments, including our land and timber holdings, are generally illiquid.

Real estate investments and timber holdings, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, which may limit the Company's ability to make rapid adjustments in the size and content of our income property portfolio or other real estate or timber assets in response to economic or other conditions. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the value at which we have previously recorded our assets.

We face risks associated with short-term liquid investments.

We continue to have significant cash balances that are invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

•	direct obligations issued by the U.S. Department of the Treasury (“Treasury”);
•	obligations issued or guaranteed by the U.S. federal government or its agencies;
•	taxable municipal securities;
•	obligations (including certificates of deposit) of banks and thrifts;
•	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;
•	repurchase agreements collateralized by corporate and asset-backed obligations;
•	both registered and unregistered money market funds; and
•	other highly rated short-term securities.

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

We may not be able to fully realize the benefits of the federal “qualified opportunity zone” program, which could adversely affect our financial performance.

As part of the 2017 Tax Cut and Jobs Act, Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”), QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have recently positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. However, because the QOZ Program is relatively new, further guidance on the QOZ Program is still forthcoming. On October 19, 2018, the IRS and Treasury issued proposed regulations, which address some of the uncertainties under the QOZ Program. Nonetheless, a number of open questions remain. Although additional guidance (in the form of additional proposed Treasury regulations) is expected, it is possible that various uncertainties will remain as to the interpretation of the rules. We cannot predict what impact, if any, such additional guidance may have on our investment strategy. In fact, such guidance may render ineligible certain categories of projects that are currently expected to qualify. As a result, we may be unable to fully realize the benefits of the QOZ Program.

Risks Related to our Current Business

Our results of operations may vary significantly from period to period, which could adversely impact our stock price, results of operations, cash flows and financial condition.

Residential real estate sales tend to vary from period to period, particularly sales to homebuilders, who tend to buy multiple homesites in sporadic transactions. Commercial real estate projects are likewise subject to one-off sales and the timing of development of specific projects depends on demand.

Moreover, as it relates to all of our residential and commercial land-use entitlements in hand or in process, we seek higher and better uses for our assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in the regions where we operate; and therefore may explore the sale of assets opportunistically or when we believe that we or others can better deploy those resources. As a consequence, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales.

Our hospitality operations are affected by seasonal fluctuations. Revenue from our hospitality operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. In December 2017, we sold our short-term vacation rental management business. Following the sale we no longer manage third party vacation rentals, but continue to manage rental properties we own, which will cause our future operating results to vary from prior periods.

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

A large part of our business strategy is dependent on our ability to develop and manage real estate in Northwest Florida, including exploring opportunities in mixed-use communities and expanding the Port of Port St. Joe operations. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. Compliance with the Growth Management Act and local land development regulations is usually lengthy and costly and can be expected to materially affect our real estate development activities.

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

All development orders and permits must be consistent with the comprehensive plan. Each plan must address such topics as future land use and capital improvements and make adequate provision for a multitude of public services including transportation, schools, solid waste disposal, sewerage, potable water supply, drainage, affordable housing, open space, parks and others. The local governments’ comprehensive plans must also establish “levels of service” with respect to certain specified public facilities, including roads, schools and services to residents. In many areas, infrastructure funding has not kept pace with growth, causing facilities to operate below established levels of service. Local governments are prohibited from issuing development orders or permits if the development will reduce the level of service for public facilities below the level of service established in the local government’s comprehensive plan, unless the developer either sufficiently improves the services up front to meet the required level of service or provides financial assurances that the additional services will be provided as the project progresses. In addition, local governments that fail to keep their plans current may be prohibited by law from amending their plans to allow for new development.

If any one or more of these factors were to occur, we may be unable to develop our real estate projects successfully or within the expected timeframes. Changes in the Growth Management Act or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property could lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner, which could have a materially adverse effect on our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.

Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where most of our land is located, is an important factor in creating demand for our products and services. Our principal sources of revenue are (1) sales of homesites or entitled land to homebuilders and others in connection with residential housing developments, (2) sales and leasing of commercial real estate, (3) revenue generated through our hotel, club membership and other leasing activities that are principally tourism related and (4) future revenue from multi-family and other leasing projects. Consequently, demand for our products largely depends on the growth of the local economy.

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

Florida has experienced strong population growth in the past few decades, particularly during the real estate boom in the first half of the last decade. However, a decline in the rate of migration into Florida could occur due to any one of a number of factors affecting Florida, including weak economic conditions, changes in immigration law or enforcement, restrictive credit, the occurrence of hurricanes and increased costs of living.

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

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. Many mortgage lenders and investors in mortgage loans experienced severe financial difficulties arising from losses incurred on sub-prime and other loans originated before the downturn in the real estate market. As a result, the mortgage industry remains under scrutiny and continues to face the challenges of increased regulation at federal, state and local levels. Because of these challenges, the supply of mortgage products has been constrained and the eligibility requirements for borrowers have been tightened.  Constraints on the mortgage lending industry could adversely affect potential purchasers of our products, including our homebuilder customers, thus having a negative effect on demand in our communities.

Recently, interest rates for home mortgage loans have increased following a period in which they generally remained low. Mortgage rates may continue to increase in the future, which could adversely affect the demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit could also negatively impact sales or development of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.

We have significant operations and properties in Northwest Florida that could be materially and adversely affected by natural disasters, manmade disasters, severe weather conditions or other significant disruptions.

Our corporate headquarters and our properties are located in Northwest Florida, where major hurricanes have occurred. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida, especially our coastal properties, could experience significant, if not catastrophic, damage. Such damage could materially delay sales or lessen demand for our residential or commercial real estate in affected communities and lessen demand for our hospitality operations and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, which resulted in widespread damage to the area. The majority of our properties incurred minimal or no damage; however, we are continuing to make a full assessment of the extent of the impact. As discussed below, we maintain property and business interruption insurance, subject to certain deductibles, and are currently assessing claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat, or other adverse weather events could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of these natural disasters could also have a material adverse effect on our forestry business, if timber inventory is destroyed. Furthermore, an increase in sea levels due to long-term global warming could have a material adverse effect on our coastal properties and forestry business. The occurrence of natural disasters and the threat of adverse climate changes could also have a long-term negative effect on the attractiveness of Florida as a location for residences and as a location for new employers that can create high-quality jobs needed to spur growth in Northwest Florida.

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

Our real estate and hospitality segments’ revenue ultimately depends on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending could reduce our revenue and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which could adversely affect our occupancy rates and our profitability, which, in turn, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Downturns of the real estate market in Northwest Florida could adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where many of our developments are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for the hospitality and seasonal vacation products in our Northwest Florida communities. If market conditions experience volatility or worsen, the demand for our hospitality and real estate products could decline, negatively impacting our business, results of operations, cash flows and financial condition.

Recent tax law changes could make home ownership more expensive or less attractive.

Historically, significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally have been deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income as itemized deductions. In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes; the new Tax Act also raised the standard deduction. These changes could reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices in areas with relatively high housing prices and/or high state and local income taxes and real estate taxes. These changes may increase the after-tax cost of owning a home, which is likely to adversely impact the demand for homes and could reduce the prices for which we can sell homesites, particularly in higher priced communities.

Significant competition could have an adverse effect on our business.

Our business is highly competitive and fragmented. We compete with local, regional and national real estate leasing and development companies, some of which may have greater financial, marketing, sales and other resources than we do. Competition from real estate leasing and development companies may adversely affect our ability to attract tenants and lease our commercial properties, attract purchasers and sell residential and commercial real estate and attract and retain experienced real estate leasing and development personnel. In addition, we face competition for tenants from other retail shopping centers and commercial facilities.

A number of highly competitive companies participate in the hospitality industry. Our ability to remain competitive and to attract and retain guests and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others.

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

We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. The homebuilder customers that have already committed to purchase homesites from us could decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations or they may choose to purchase land from other sellers. Any of these events could have an adverse effect on our business, results of operations, cash flows and financial condition.

We are exposed to risks associated with real estate development that could adversely impact our results of operations, cash flows and financial condition.

Our real estate development activities entail risks that could adversely impact our results of operations, cash flows and financial condition, including:

•	construction delays or cost overruns, which may increase project development costs;
•	shortages of skilled labor, particularly as a result of the recent low unemployment rate in the U.S. and Florida especially;
•	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations;
•	an inability to obtain required governmental permits and authorizations;
•	an inability to secure tenants necessary to support commercial projects; and
•	compliance with building codes and other local regulations.

Our leasing projects may not yield anticipated returns, which could harm our operating results, reduce cash flow, or the ability to sell commercial assets.

Our business strategy includes the development and leasing of commercial properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as expected due to leasing related risks, including the risk that we may not be able to lease new properties to an appropriate mix of tenants or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our leasing projects we may not yield anticipated returns, which could have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

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

We are subject to various risks inherent to the hospitality industry beyond our control, any of which could adversely affect our business, results of operations and value of our hospitality assets.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry and the agreements under which we operate, including, but not limited to:

•	significant competition from other hospitality providers and lodging alternatives;
•	an increase in supply of hotel rooms that exceeds increases in demand;
•	dependence on business and leisure travel;
•	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;
•	increases in energy costs and other travel expenses, which may adversely affect travel patterns;
•	our relationships with and the performance of third-party managers and franchisors;
•

reduced travel due to geo-political uncertainty, including terrorism, legislation or executive policies, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;

•	reduced travel due to adverse national, regional or local economic and market conditions;
•	changes in desirability of geographic regions in which our hotels are located;
•

increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;

•	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	natural or man-made disasters, such as earthquakes, tornadoes, hurricanes, wildfires, mudslides and floods; and
•	any inability to remodel outmoded buildings as required by the franchise or lease agreement.

Any of the these factors could increase our costs or limit or reduce the prices we are able to charge for our hospitality products or services, or otherwise affect our ability to maintain existing properties, develop new properties or add amenities to our existing properties. As a result, any of these factors can reduce our revenues and limit opportunities for growth.

The hospitality industry is subject to seasonal volatility, which may contribute to fluctuations in our results of operations.

The hotel industry is seasonal in nature. Generally, occupancy rates and hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels. We can provide no assurance that our cash flows will be sufficient to offset any shortfalls that occur as a result of these fluctuations. As a result, there may be quarterly fluctuations in our results of operations.

The profitability of our hotels will depend on the performance of hotel management.

The profitability of our hotels and hospitality investments will depend largely upon the ability of management that we employ to generate revenues that exceed operating expenses. The failure of hotel management to manage the hotels effectively would adversely affect the cash flow received from hotel and hospitality operations.

We provide a limited guarantee of the debt for our Pier Park North JV, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have agreed to provide a limited guarantee in connection with our Pier Park North JV (“Pier Park North JV”), and may in the future agree to similar agreements. In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”) that matures in November 2025. As of December 31, 2018, $46.4 million was outstanding on the PPN JV Loan. Pursuant to the PPN JV Loan, we have provided a limited guarantee in favor of the lender that covers losses arising as a result of: (i) tenant security deposits; (ii) tenant rents; (iii) costs and expenses related to any environmental clean-up; (iv) liability for fraud or material breach of warranty with respect to the financing; (v) unpaid real estate taxes assessed against the property; (vi) failure to maintain required insurance; (vii) foreclosure of the security instrument or (viii) failure of the JV to comply with certain covenants in the agreement. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. If we were to become obligated to perform on the guarantee, it could have a material adverse effect on our results of operations, cash flows and financial condition. See Note 12. Debt, Net included in Item 15 of this Form 10-K for additional information.

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

Additionally, in recent years, assessments of the potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these polices may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities could lead to new or greater liabilities that could materially adversely affect our business, results of operations, cash flows or financial condition.

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

Pursuant to the order, we agreed to pay penalties, disgorgements and interest of approximately $3.5 million. In connection with the SEC investigation, we also incurred significant legal expenses and devoted substantial management resources to its resolution. If we were to become subject to other litigation or regulatory proceedings in the future, it could impair our financial results of operations. In addition, as a result of the order, we became an “ineligible issuer” under Rule 405 of the Securities Act of 1933, which means that for a period of three years after the order, we were not able to use certain streamlined registration procedures, and we will be unable to rely on an exemption from registration for the sale of securities under Regulation D for a period of five years after the order, both of which could make it harder for us to sell securities, including shares of our common stock. Further, we were unable to avail ourselves of the statutory safe harbor for forward-looking statements under the Private Securities Litigation Reform Act of 1995 for a period of three years after the order.

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

Weather conditions, timber growth cycles, access limitations (for example, restrictions on access to timberlands due to prolonged wet conditions) and regulatory requirements associated with the protection of wildlife and water resources may restrict our ability to market and sell our timber assets. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and other natural disasters. Changes in global climate conditions could intensify one or more of these factors. Although damage from such natural causes usually is localized and affects only a limited percentage of the timber assets, there can be no assurance that any damage affecting our timberlands will in fact be so limited. We do not maintain insurance coverage with respect to damage to our timberlands. Our results of operations and cash flows may therefore be materially adversely affected if we are unable to sell our timber assets at adequate levels or if demand decreases due to an increase in our prices as a result of any of these factors.

We face risks associated with third-party service providers, which could negatively impact our profitability.

We rely on various third-parties to conduct the day-to-day operations of our hospitality operations. Failure of such third parties to adequately perform their contracted services could negatively impact our ability to retain customers. As a result, any such failure could negatively impact our results of operations, cash flows and financial condition.

Risks Related to Our Company or Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile. We may continue to experience significant volatility in the market price of our common stock. Numerous factors could have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results;
•	other announcements concerning our Company or business, including acquisitions or litigation announcements;
•	changes in market conditions in Northwest Florida or the real estate or real estate development industry in general;
•	economic and/or political factors unrelated to our performance;
•	changes in recommendations or earnings estimates by securities analysts; and
•	less volume due to reduced shares outstanding.

In addition, the stock market in general has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock could cause shareholders to lose some or all of their investment in our common stock.

Our common stock has low trading volume.

Although our common stock trades on the NYSE, it is thinly traded and our daily trading volume is low compared to the number of share of common stock we have outstanding. The low trading volume of our common stock can cause our stock price to fluctuate significantly as well as make it difficult for a stockholder to sell their common stock quickly. As a result of our stock being thinly traded, institutional investors might not be interested in owning our common stock.

Fairholme has the ability to influence major corporate decisions, including decisions that require the approval of stockholders, and its interest in our business may conflict with yours.

Bruce R. Berkowitz is the Chief Investment Officer of FCM, a director of FTC and the Chairman of our Board. Mr. Berkowitz is also the Manager of, and controls entities that own and control, Fairholme Holdings, which wholly owns FCM and FTC. Cesar Alvarez is a member of our Board and also serves as a director of the Fairholme Fund and a director of FTC. In addition, Howard Frank is a member of our Board and serves as a director of the Fairholme Fund. As of December 31, 2018, clients of FCM and FTC beneficially owned approximately 41.18% of our common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 43.76% of our outstanding common stock. Accordingly, Fairholme is in a position to influence:

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

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates, including the Tax Act. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. These adjustments could materially impact our results of operations, cash flows and financial condition.

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

Over the past five years, we have recorded impairment charges of $1.2 million related to real estate investments. We have approximately $351.0 million of real estate investments recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows could fall below their carrying value and we could be required to take further impairments, which would have an adverse effect on our results of operations and financial condition.

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

We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our networks and related systems. For a number of years, we have been increasing our reliance on computers and digital technology. While all of our business and internal employment records require the collection of digital information, our hospitality segment, in particular, requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Although we make efforts to maintain the security and integrity of these networks and related systems, have implemented various measures to manage the risk of a security breach or disruption, and to date, have not had a significant cyber breach or attack that has had a material impact on our business, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

We own our principal executive offices located in Watersound, Florida. As of December 31, 2018, we owned approximately 177,000 acres, the majority of which were located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. As further described herein, we own and develop multiple residential communities. In addition, our hospitality and commercial leasing and sales segments include the following properties:

WaterColor Inn and WaterSound Inn and Other Properties. We own the WaterColor Inn, a boutique hotel, and the WaterSound Inn, along with nearby retail and commercial space. We own additional properties in our WindMark Beach community that we operate as rental property.

Clubs. We own three golf courses and a beach club in Northwest Florida that are situated in or near our residential communities. Our golf course property primarily includes the golf course land, clubhouses, other buildings and equipment.

Marinas.  We own and operate two marinas in Northwest Florida. Our marina properties primarily include land and improvements, marina slips and equipment. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marinas. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Leasing. We own the property included in our commercial leasing and sales segment, which includes retail, office, multi-family and commercial property, such as our Beckrich Office Park, property located in our consolidated Pier Park North JV and Windmark JV (“Windmark JV”),  Pier Park Crossings JV (“Pier Park Crossings JV”),  VentureCrossings industrial park, commerce park buildings, retail shopping centers and other properties.

For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10‑K for further information.

Item 3.    Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 22. Commitments and Contingencies included in Item 15 of this Form 10‑K for further discussion.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 25, 2019 we had approximately 989 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

We did not pay cash dividends in 2018 or 2017. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2013, through December 31, 2018, assuming $100 was invested on December 31, 2013, in our common stock, in the Russell 3000 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”), which is composed of the following companies:

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

Comparison of Cumulative Five Year Total Returns
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
Indexed Return
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Period Ending
The St. Joe Company
Russell 3000 Index
Peer Group

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
The St. Joe Company	$100	$95.83	$96.46	$99.01	$94.06	$68.63
Russell 3000 Index	$100	$112.56	$113.10	$127.50	$154.44	$146.34
Custom Real Estate Peer Group*	$100	$103.92	$89.69	$100.78	$109.17	$77.70

*The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Stock Repurchase Program

The Company’s Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The Stock Repurchase Program has no expiration date.

As of December 31, 2018, we had a total authority of $42.9 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock as a result of the execution of the Stock Repurchase Program. However, we do not believe that the execution of the Stock Repurchase Program will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act.

There were no stock repurchases during the fourth quarter of 2018.

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data on a historical basis for the five years ended December 31, 2018. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and management’s discussion and analysis of financial condition and results of operations, each included elsewhere in this Form 10‑K. This historical selected consolidated financial data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	In thousands, except per share amounts
Statement of Operations Data:
Total revenue (1) (2) (3)	$110,276	$100,038	$96,862	$104,901	$703,150
Total cost of revenue (4) (5)	51,317	67,194	62,194	67,094	136,798
Other operating and corporate expenses	20,557	20,382	23,019	33,426	26,128
Pension charges	—	—	—	—	13,529
Costs associated with special purpose entities	—	—	—	—	3,746
Depreciation, depletion and amortization	8,998	8,885	8,571	9,486	8,422
Total expenses	80,872	96,461	93,784	110,006	188,623
Operating income (loss)	29,404	3,577	3,078	(5,105)	514,527
Other income, net (6) (7) (8)	1,462	37,778	19,533	3,942	7,294
Income (loss) before equity in (loss) income from unconsolidated affiliates and income taxes	30,866	41,355	22,611	(1,163)	521,821
Equity in (loss) income from unconsolidated affiliates	—	—	—	—	(32)
Income tax benefit (expense) (9)	736	17,881	(7,147)	(808)	(115,507)
Net income (loss)	31,602	59,236	15,464	(1,971)	406,282
Net loss attributable to non-controlling interest	767	342	431	240	171

Net income (loss) attributable to the Company	$32,369	$59,578	$15,895	$(1,731)	$406,453

Per Share Data:
Basic and Diluted
Net income (loss) per share attributable to the Company	$0.52	$0.84	$0.21	$(0.02)	$4.40

(1)	Total revenue includes revenue from real estate revenue, hospitality revenue, leasing revenue and timber revenue.
(2)

Total revenue in 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. Refer to Note 19. RiverTown Impact Fees included in in Item 15 of this Form 10‑K for further discussion.

(3)	Total revenue in 2014 includes $570.9 million from the AgReserves Sale and $43.6 million from the RiverTown transaction.
(4)	Total cost of revenue includes cost of revenue from real estate revenue, hospitality revenue, leasing revenue and timber revenue.
(5)	Total cost of revenue in 2014 includes $58.4 million from the AgReserves Sale and $17.6 million from the RiverTown transaction.
(6)

Other income, net in 2018 includes hurricane insurance proceeds of $7.2 million, loss on disposal of assets due to hurricane damage of $7.3 million and $1.3 million of expenses related to Hurricane Michael. Refer to Note 7. Hurricane Michael included in Item 15 of this Form 10‑K for further discussion.

(7)

Other income, net in 2017 includes $9.8 million from the short term vacation rental management business sale. Refer to Note 8. Sale of Vacation Rental Management included in Item 15 of this Form 10‑K for further discussion.

(8)	Other income, net in 2016 includes $12.5 million related to a claim settlement. Refer to Note 6. Claim Settlement Receivable included in Item 15 of this Form 10‑K for further discussion.
(9)	Income tax benefit (expense) in 2017 includes $33.5 million of net tax benefit related to the Tax Act.

	As of December 31,
	2018	2017	2016	2015	2014
	In thousands
Balance Sheet Data:
Investment in real estate, net	$350,994	$332,624	$314,620	$313,599	$321,812
Cash and cash equivalents	$195,155	$192,083	$241,111	$212,773	$34,515
Investments	$45,090	$111,268	$175,725	$191,240	$636,878
Property and equipment, net	$12,031	$11,776	$8,992	$10,145	$10,203
Total assets	$870,962	$920,993	$1,027,945	$982,742	$1,303,135
Debt, net (1) (2)	$69,374	$55,630	$55,040	$54,474	$63,804
Senior notes held by special purpose entity (2) (3)	$176,775	$176,537	$176,310	$176,094	$177,341
Total debt, net	$246,149	$232,167	$231,350	$230,568	$241,145
Total equity	$533,111	$592,584	$686,799	$673,447	$979,701

(1)	Debt, net includes loans held by our Pier Park North and Pier Park Crossings JVs, Community Development District debt and construction loans for commercial leasing properties.
(2)	Debt, net and senior notes held by special purpose entity (“Senior Notes”) are presented net of debt issuance costs as of December 31, 2018, 2017, 2016 and 2015.
(3)	Refer to Note 5. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10‑K for further discussion on our special purpose entities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

St. Joe is a real estate development, asset management and operating company with real estate assets concentrated in Northwest Florida, which we predominantly use, or intend to use, for or in connection with, our various residential real estate developments, hospitality operations, commercial developments and leasing operations and our forestry operations.

We have significant residential and commercial land-use entitlements in hand or in process. We actively seek higher and better uses for our real estate assets through a range of activities from strategic land planning and development, infrastructure improvements and promoting economic development in Northwest Florida. We may explore the sale of such assets opportunistically or when we believe that we or others can better deploy those resources.

As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. These targeted opportunities are intended to meet market demand where historically we sold land for other developers to meet that market demand. As an operating company, we operate some of the finest hospitality assets that Northwest Florida has to offer.  As an asset management company, we actively manage leasing operations and forestry operations to capture and enhance the value of our real estate assets. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

We expect to use our land holdings, our cash and cash equivalents and investments to increase recurring revenue, while creating long-term value for our shareholders. We believe that our present liquidity position and our land holdings provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management.

Our 2019 strategic plan includes making investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that we expect will provide recurring revenue. Our 2019 capital expenditures budget exceeds our actual 2018 expenditures, as planned projects move into development or construction. We anticipate evaluating opportunities to develop, improve or acquire a broad range of asset types that we believe can generate recurring revenue and provide acceptable rates of return, including but not limited to retail, office, hospitality, industrial, hotels and multi-family properties. We anticipate that these future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents, short term investments and cash generated from operations, as well as through potential JV arrangements. We expect to make these expenditures throughout the coming fiscal year and beyond, but do not anticipate that we will see the full benefit of these investments during 2019.

We seek opportunities to invest our funds in ways that could increase our returns. These investments may include longer term commercial or residential real estate or real estate related investments (in which we may play an active or passive role), investments in real estate investment trusts and other investments in liquid or illiquid securities where we believe we can increase our returns.

Our real estate investment strategy focuses on projects that meet our investment return criteria. The time frame for these expenditures and investments will vary based on the type of project. However, our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Segments

As of December 31, 2018, we have the following four operating segments: 1) residential real estate, 2) hospitality 3) commercial leasing and sales and 4) forestry. Commencing in the fourth quarter of 2018, our previously titled “resorts and leisure” segment was retitled “hospitality,” with no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. Commencing in the fourth quarter of 2017, our commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales,” This change is consistent with our belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All 2016 segment information has been reclassified to conform to the 2018 and 2017 presentation. The change in reporting segments had no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Year Ended December 31,
	2018	2017	2016
Segment Operating Revenue
Residential real estate (a)	38.9%	21.7%	20.1%
Hospitality	36.2%	54.8%	59.2%
Commercial leasing and sales	14.9%	14.5%	12.3%
Forestry	7.4%	8.5%	8.0%
Other (b)	2.6%	0.5%	0.4%
Consolidated operating revenue	100.0%	100.0%	100.0%

(a)

Includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.  See Note 19. RiverTown Impact Fees included in Item 15 of this Form 10‑K for further discussion.

(b)	Other includes mitigation bank credit sales and title fee revenue. For 2018, other includes revenue of $2.2 million related to a specific sale of mitigation bank credits.

For more information regarding our operating segments, see Note 21. Segment Information included in Item 15 of this Form 10‑K.

Residential Real Estate

Our residential real estate segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to builders or retail consumers. From time to time, our residential real estate segment also evaluates opportunities to sell some of our hospitality properties.

Below is a description of some of our major residential development communities in Northwest Florida that we are in the process of planning or developing. As is true with all of our projects, what residential real estate will actually be developed, including the number of homesites that will ultimately be approved for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

The Watersound Origins community is a large scale, mixed use community in South Walton County, Florida with direct access to Lake Powell. The community has received government approval for 1,074 single family homesites with an additional multi-family component. As of December 31, 2018, 371 homesites are fully developed, of which 345 have sold. Currently 305 homesites are under site development and engineering is in process for 466 homesites.  As of December 31, 2018, we had 475 homesites under contract with builders.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The community has received government approval for 369 single family homesites. As of December 31, 2018, 281 homesites are fully developed and sold. Currently 88, homesites are under site development, all of which were under contract with builders.

The Breakfast Point East community is a proposed residential community in Bay County, Florida adjacent to and east of the Breakfast Point community. The community has received government approval for 1,760 single family homesites and 440 multi-family units.  Planning and design are currently in process for Phase 1 of Breakfast Point East.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The community has received government approval for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,697 homesites are sold. Engineering is currently in process for 68 homesites. As of December 31, 2018, we had 120 homesites under contract with two builders.

The WindMark Beach community is a residential community in Port St. Joe, Florida. The community has received governmental approval for 1,516 residential homesites. To date, 224 homesites are fully developed and sold. Currently, 94 homesites are under site development.

The Latitude Margaritaville Watersound community is a proposed 55+ residential community in Bay County, Florida with direct access to the Gulf Intracoastal Waterway. The community is proposed to be developed as a JV with Minto Communities USA, a homebuilder and community developer. Planning, engineering, and permitting approvals are in process for the first phase, which is estimated to include approximately 3,000 residential homesites.

The Titus Park and Brannonville communities are proposed residential communities located in east Bay County, Florida.  These residential communities are proposed to be developed in multiple phases. Engineering is currently in process for Phase 1 of the Titus Park and Brannonville communities.

The Park Place community is a proposed residential community located in the City of Callaway in east Bay County, Florida.  This residential community is proposed to be developed in multiple phases. Planning and design are currently in process for Phase 1 of the Park Place community.

The Mexico Beach Village residential community is a proposed mixed use community located in the City of Mexico Beach in east Bay County, Florida. The residential component of this community is proposed to be developed in multiple phases.  Planning and design are currently in process for this community.

The WaterColor community is a residential community located in South Walton County, Florida.  Engineering is currently in process for a new residential phase of this community.

The Camp Creek community is a proposed residential community located in South Walton County, Florida. The community is adjacent to the Camp Creek Golf Club and is proposed to be developed in multiple phases. Engineering is currently in process for Phase 1 of the Camp Creek residential community.

We have other residential communities, such as the SummerCamp Beach and RiverCamps communities that have homesites available for sale or future development. In addition, we have residential communities, such as WaterSound Beach, WaterSound West Beach and Wild Heron that are substantially developed, with homesites in these communities available for sale.

The revenue resulting from our residential real estate operations may vary from period to period depending on the communities where homesites are sold, as prices vary significantly by community. In addition, the majority of our sales are to homebuilders, who generally buy more homesites in a single transaction but tend to buy on a more sporadic basis. As a result, we may experience volatility in the consistency and pace of our residential real estate sales.

The Bay-Walton Sector Plan is a long term master plan that includes entitlements, or legal rights, to develop over 170,000 residential homesites and over 22 million square feet of retail, commercial, and industrial space on approximately 110,500 acres of our land holdings. We anticipate a wide range of residential and commercial uses on these land holdings. Development of the Bay-Walton Sector Plan is underway with the commencement of engineering for the Latitude Margaritaville Watersound community, engineering of the Camp Creek residential community and ongoing development of the Watersound Origins community.

We believe that there are growing retirement and workforce housing demographics in our region and that our development experience and the location, size and contiguous nature of our Northwest Florida land holdings provide us with strategic opportunities in these demographics.

As of December 31, 2018, we had 487 residential homesites under development. We had approximately 684 residential homesites under contract as of December 31, 2018, which are expected to result in revenue of approximately $67.9 million at closing of the homesites, which are expected over the next several years. As of December 31, 2017 we had approximately 211 residential homesites under contract, which are expected to result in revenue of approximately $7.5 million ($6.1 million has been realized through December 31, 2018). The increase is due to increased builder contracts for residential homesites. On August 28, 2018, we announced plans to create a new home development within the Watersound Origins community and entered into a definitive long-term contractual agreement with Kolter Homes, LLC that will consist of approximately 466 single-family detached homes to be constructed by Kolter. Homesite construction in this new development is expected to begin in 2019 with homes being available for sale in 2020.

Hospitality

Our hospitality segment features hotel operations, lodging, restaurants, golf courses, beach clubs, marinas and other resort assets. The hospitality segment generates revenue and incurs costs from the WaterColor Inn and WaterSound Inn, lodging, management of The Pearl Hotel, membership sales, membership reservations, restaurants, golf courses, beach clubs, marina operations and other related resort activities. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable membership initiation fees and management fees.

WaterColor Inn, WaterSound Inn, Lodging and Other Management Services - WaterColor Inn, WaterSound Inn and lodging generate revenue from (1) the WaterColor Inn, WaterSound Inn and other management services, (2) management of The Pearl Hotel, (3) lodging and (4) restaurants. The WaterColor Inn and WaterSound Inn generate revenue from service and daily lodging fees and incur expenses from the cost of services and goods provided, maintenance of the inns’ facilities, personnel costs and third-party management fees. Revenue generated from our management services of The Pearl Hotel includes a monthly management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit. Expenses consist primarily of internal administrative costs. Prior to the sale of the short term vacation rental management business in December 2017, the vacation rental management business generated revenue from the rental of private homes owned by third parties and other services, which included the entire lodging fee collected from the customer, including the homeowner’s portion. A percentage of the fee was remitted to the homeowner and presented in the cost of hospitality revenue. Following the December 2017 sale, we no longer manage third party vacation rentals, but continue to manage rental properties we own. The lodging business incurs expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard restaurant personnel costs.

Clubs - Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities, personnel costs and third-party management fees. Below is a description of some of our club properties, which are located in Northwest Florida. As is true with all of our projects, what hospitality real estate will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

We own and operate the WaterSound Beach Club which includes two pools, private beach access, a restaurant, kid’s room and a new recreation area. Currently our WaterSound Beach Club is under expansion, which includes adding an additional restaurant.

We currently own and operate three golf courses. The Shark’s Tooth Golf Club includes an 18-hole golf course, a full club house, featuring men’s and women’s locker rooms, a pro shop, two restaurants and a tennis center located in the Wild Heron community.  The Camp Creek Golf Club includes an 18-hole golf course, a pro shop and a snack bar.  The Origins Golf Club includes a six-hole golf course and a café located in the Watersound Origins community.

 During 2018, we sold the SouthWood Golf Club, as well as the SouthWood House and cottages. Prior to the sale these assets were owned and operated by our hospitality segment.

The Camp Creek Lifestyle Village is a proposed development, that is planned to include a health and wellness center, teen room, casual café, tennis center, kid’s playground, leisure pool and a 75-key upscale boutique inn.

Marinas - Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities, personnel costs and third-party management fees. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

From time to time, we may explore the sale of certain hospitality properties, as well as the development of new hospitality properties.

Commercial Leasing and Sales

Our commercial leasing and sales segment includes leasing retail, office and commercial property, cell towers and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses. These uses include a broad range of retail, office, hotel, assisted-living, multi-family and industrial properties. From time to time, our commercial leasing and sales segment also evaluates opportunities to sell some of our hospitality properties. Our commercial leasing and sales segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land or land with limited development and entitlements and the sale of commercial operating properties. Real estate sales in our commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Our Pier Park North JV and other assets incur interest and financing expenses related to the loans as described in Note 12. Debt included in Item 15 of this Form 10-K.

Below is a listing of some of our commercial leasing and sales properties. As is true with all of our projects, what commercial real estate will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of December 31, 2018, Pier Park North JV had 320,310 net leasable square feet, of which 96.3% were under lease.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own 243,605 square feet of manufacturing and office space, which are currently under long-term leases that commenced in 2012 and 2017. Additionally, we are designing a new 60,000 square foot building to be constructed on our land.

Beckrich Office Park. We acquired two office buildings in April 2017, located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 96.3% were under lease as of December 31, 2018. Additionally, we are designing a third office building and are constructing a new Starbucks building.

Pier Park Crossings. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to develop and construct a 240 unit apartment community. Construction began in the second quarter of 2018, with leasing to commence upon completion of the initial buildings.

Origins Town Center. The Origins Town Center is entitled for approximately 330,000 square feet of retail and entertainment space, as well as approximately 127,000 square feet of office space. In August 2018, we entered into a lease with Sacred Heart Health Systems to construct an approximately 6,500 square foot healthcare facility in the

Origins Town Center. This is planned to be the first commercial project at this location and the project is currently in the permitting phase. Additionally, we are currently designing a new multi-tenant commercial building and the Watersound Origins Apartments JV, a planned 217 unit multi-family project.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we announced a JV with InterMountain Management, LLC, to construct and manage a TownePlace Suites by Marriott. Construction began in the fourth quarter of 2018 on the 124 room TownePlace Suites. This JV is unconsolidated and is accounted for under the equity method of accounting.

In addition to the properties listed above, we have a number of projects in the predevelopment stage. These include the Mexico Beach Village Apartments JV,  the Busy Bee Convenience Store JV, the Pier Park Northwest  commercial building, the Topsail West restaurant, the WaterCrest Assisted Living JV at Topsail, a bank building at North Glades/Breakfast Point, the Beach Commerce Park Flex Space Building, and the Cedar Grove Commerce Park Flex Space Building.

Forestry

Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber and other forest products.

As of December 31, 2018, we had an estimated 2.3 million tons of marketable pulpwood and 2.7 million tons of marketable sawlogs on approximately 67,000 acres. Our ability to operate the remaining acreage is limited by geographic restrictions, (e.g., lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions). Based on our annual harvest plan, we anticipate harvesting approximately 300,000 tons of pulpwood and sawlogs during 2019.

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

Results of Operations

Consolidated Results

Revenue and expenses. The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2018	2017	2016
	In millions
Revenue:
Real estate revenue	$52.2	$27.7	$23.4
Hospitality revenue	38.8	53.2	55.7
Leasing revenue	13.7	12.9	12.2
Timber revenue	5.6	6.2	5.6
Total revenue	110.3	100.0	96.9
Expenses:
Cost of real estate revenue	13.4	15.4	8.0
Cost of hospitality revenue	32.5	46.5	48.8
Cost of leasing revenue	4.7	4.5	4.5
Cost of timber revenue	0.7	0.8	0.8
Other operating and corporate expenses	20.6	20.4	23.1
Depreciation, depletion and amortization	9.0	8.9	8.6
Total expenses	80.9	96.5	93.8
Operating income	29.4	3.5	3.1
Other income (expense):
Investment income, net	12.2	35.4	17.8
Interest expense	(11.8)	(12.2)	(12.3)
Claim settlement	—	—	12.5
Sale of vacation rental management, net	—	9.8	—
Other income, net	1.1	4.8	1.5
Total other income, net	1.5	37.8	19.5
Income before income taxes	30.9	41.3	22.6
Income tax benefit (expense)	0.7	17.9	(7.1)
Net income	$31.6	$59.2	$15.5

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit for the three years ended December 31, 2018:

	2018	% (1)	2017	% (1)	2016	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue
Real estate revenue	$19.7	37.7%	$21.6	78.0%	$19.5	83.3%
RiverTown impact fees	23.1	44.3%	—	—%	—	—%
Total residential real estate revenue	42.8	82.0%	21.6	78.0%	19.5	83.3%
Commercial real estate revenue	4.8	9.2%	3.9	14.1%	2.1	9.0%
Rural land and other revenue	4.6	8.8%	2.2	7.9%	1.8	7.7%
Real estate revenue	$52.2	100.0%	$27.7	100.0%	$23.4	100.0%

Gross profit:
Residential real estate
Real estate	$9.9	50.3%	$9.1	42.1%	$13.1	67.2%
RiverTown impact fees	23.1	100.0%	—	—%	—	—%
Total residential real estate	33.0	77.1%	9.1	42.1%	13.1	67.2%
Commercial real estate	1.7	35.4%	1.1	28.2%	0.8	38.1%
Rural land and other	4.1	88.0%	2.1	95.5%	1.5	83.3%
Gross profit	$38.8	74.2%	$12.3	44.4%	$15.4	65.8%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Real Estate Revenue and Gross Profit. During 2018, total residential real estate revenue increased $21.2 million, or 98.1% to $42.8 million and gross profit increased $23.9 million, to $33.0 million (or gross margin of 77.1%), as compared to $9.1 million, (or gross margin of 42.1%). Included in residential real estate revenue for 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. See Note 19. RiverTown Impact Fees included in Item 15 of this Form 10‑K for further discussion. Excluding the one-time receipt of the RiverTown impact fees, residential real estate revenue decreased $1.9 million, or 8.8%, to $19.7 million, as compared to $21.6 million during 2017, and gross profit increased $0.8 million, or 8.8%, to $9.9 million, (or gross margin of 50.3%), as compared to $9.1 million, (or gross margin of 42.1%), during 2017. During 2018, we sold 202 homesites, compared to 174 homesites and 3 homes during 2017.

During 2017, residential real estate revenue increased $2.1 million, or 10.8%, to $21.6 million, as compared to $19.5 million during 2016, and gross profit decreased $4.0 million, or 30.5%, to $9.1 million, (or gross margin of 42.1%), as compared to $13.1 million, (or gross margin of 67.2%), during 2016. Included in 2017 was $4.6 million for the sale of 64 homesites in the WindMark Beach community to a homebuilder, with no comparable homesite sales during 2016. Included in residential real estate revenue for 2016, is a $3.4 million unimproved land sale with a gross profit of $3.3 million due to a low historical basis. During 2017, we sold 174 homesites and 3 homes, compared to 106 homesites during 2016.

The number of homesites sold varied each period due to the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development.

Commercial Real Estate Revenue and Gross Profit. Revenue from commercial real estate can vary drastically from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2018, we had fourteen commercial real estate sales totaling approximately 330 acres for $4.8 million. Commercial real estate revenue for 2018 included $2.6 million related to the sale of two hospitality properties located in the SouthWood community, including the golf course. During 2017, we had nine commercial real estate sales totaling approximately 49 acres for $3.9 million. During 2016, we had eight commercial real estate sales totaling approximately 17 acres for $2.1 million.

During 2016, cost of commercial real estate revenue included $0.9 million on the sale of commercial real estate and $0.4 million of impairment charges related to a commerce park, which resulted in commercial real estate gross profit of $0.8 million, or 38.1%.

Rural Land and Other Revenue and Gross Profit. During 2018, we sold approximately 181 acres of rural and timber land for $1.8 million and mitigation bank credits for $2.8 million, resulting in a gross profit margin of approximately 88.0%. During 2017, we sold approximately 382 acres of rural and timber land for $1.7 million and mitigation bank credits for $0.5 million, resulting in a gross profit margin of approximately 95.5%. During 2016, we sold approximately 786 acres of rural and timber land for $1.4 million and mitigation bank credits for $0.4 million, resulting in a gross profit margin of approximately 83.3%. Revenue from rural and timber land can vary drastically from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate,  Commercial Leasing and Sales and Forestry.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2018	2017	2016
	In millions
Hospitality revenue	$38.8	$53.2	$55.7
Gross profit	$6.3	$6.7	$6.9
Gross margin	16.2%	12.6%	12.4%

Hospitality revenue decreased $14.4 million, or 27.1%, during 2018, as compared to 2017. In December 2017, we sold our short term vacation rental management business, which reduced our 2018 revenue. For 2017, revenue for the short term vacation rental business was $18.2 million. Excluding the impact of the prior year short term vacation rental management business, hospitality revenue increased $3.8 million. The increase in revenue is primarily due to an increase of $1.9 million in club revenue related to an increase in membership revenue and number of members and $1.8 million in room revenue for the WaterColor Inn and WaterSound Inn. As of December 31, 2018, we had 1,112 members, compared with 961 members as of December 31, 2017. Hospitality had a gross margin during 2018 of 16.2% compared to 12.6% during 2017. The increase is primarily due to increased membership revenue, room revenue and controlled expenses.

Hospitality revenue decreased $2.5 million, or 4.4%, during 2017, as compared to 2016. The decrease in hospitality revenue is due to a decrease of $3.7 million primarily from reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes prior to the sale of our short term vacation rental management business in December 2017, offset by an increase of $1.1 million in club revenue related to an increase in number of members and membership revenue. As of December 31, 2017, we had 961 members, compared with 754 members as of December 31, 2016. Hospitality had a gross margin during 2017 of 12.6%, compared to 12.4% during 2016, and the increase is primarily due to membership revenue and controlled expenses.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2018	2017	2016
	In millions
Leasing revenue	$13.7	$12.9	$12.2
Gross profit	$9.0	$8.4	$7.7
Gross margin	65.7%	65.1%	63.1%

Leasing revenue increased $0.8 million, or 6.2%, during 2018, as compared to 2017, primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties. Cost of leasing revenue remained essentially flat for 2018 and 2017, which resulted in an increase to gross margin for the period.

Leasing revenue increased $0.7 million, or 6.6%, during 2017, as compared to 2016, primarily due to the acquisition of two office buildings in April 2017, as well as new leases at other properties. Cost of leasing revenue remained essentially flat for 2017 and 2016, which resulted in an increase to gross margin for the period.

We recognized $5.6 million, $5.5 million and $5.4 million of leasing revenue from the Pier Park North JV during 2018, 2017 and 2016, respectively.

Timber Revenue and Gross Profit

	Year Ended December 31,
	2018	2017	2016
	In millions
Timber revenue	$5.6	$6.2	$5.6
Gross profit	$4.9	$5.4	$4.8
Gross margin	87.5%	87.1%	85.7%

Timber revenue decreased $0.6 million, or 9.7%, during 2018, as compared to 2017. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact during the fourth quarter of 2018. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information. There were 328,000 tons sold during 2018, as compared to 364,000 tons sold during 2017. Gross margin increased during 2018 to 87.5%, as compared to 87.1% during the same period in 2017, due to a greater percentage of solid wood products being sold.

Timber revenue increased $0.6 million, or 10.7%, during 2017, as compared to 2016, primarily due to an increase in the amount of tons sold, offset by price decreases due to fluctuations in market supply. There were 364,000 tons sold during 2017, as compared to 309,000 tons sold during 2016. Gross margin increased during 2017 to 87.1%, as compared to 85.7% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Year Ended December 31,
	2018	2017	2016
	In millions
Employee costs	$7.3	$6.9	$7.1
401(k) contribution	1.1	1.2	1.4
Non-cash stock compensation costs	0.1	0.1	0.1
Property taxes and insurance	4.9	5.2	5.6
Professional fees	3.5	2.9	5.0
Marketing and owner association costs	1.2	1.5	1.5
Occupancy, repairs and maintenance	0.9	0.6	0.7
Other miscellaneous	1.6	2.0	1.7
Total other operating and corporate expenses	$20.6	$20.4	$23.1

Other operating and corporate expenses during 2018 as compared to 2017 had a minimal change. Other operating and corporate expenses decreased by $2.7 million, or 11.7%, during 2017, as compared to 2016. During 2017 professional fees included a litigation settlement that resulted in the reimbursement of legal expenses of $0.7 million.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense in each of the years ended December 31, 2018, 2017 and 2016 were comparable year over year.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available-for-sale investments, less other-than-temporary impairment loss, (iv) unrealized gain or loss related to investments – equity securities, (v) interest income earned on the time deposit held by a special purpose entity and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2018	2017	2016
	In millions
Interest and dividend income	$9.1	$16.4	$6.6
Accretion income	0.7	2.0	1.8
Net realized (loss) gain on the sale of investments	(1.0)	10.7	0.8
Other-than-temporary impairment loss	(2.3)	(2.3)	—
Unrealized loss on investments, net	(3.0)	—	—
Interest income from investments in special purpose entities	8.2	8.2	8.2
Interest accrued on notes receivable and other interest	0.5	0.4	0.4
Total investment income, net	$12.2	$35.4	$17.8

Investment income, net decreased $23.2 million to $12.2 million for 2018 as compared to $35.4 million for 2017. The decrease in interest and dividend income for 2018, as compared to the same period in 2017, is primarily due to a reduction in investments held during the period. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2017 and 2018 under our stock repurchase program (the “Stock Repurchase Program”). See Note 16. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding common stock repurchases related to the Stock Repurchase Program. Investment income, net for 2018 also includes an unrealized loss of $3.0 million related to preferred stock investments due to the adoption of Accounting Standards Update (“ASU”) 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), an other-than-temporary impairment loss of $2.3 million related to corporate debt securities and the sale of certain corporate debt securities at a net realized loss of $1.0 million. Investment income, net for 2017 included a net realized gain on the sale of certain corporate debt securities, preferred stock investments, common stock and U.S. Treasury securities of $10.7 million, offset by an other-than-temporary impairment loss of $2.3 million.

Investment income, net increased $17.6 million to $35.4 million for 2017 as compared to $17.8 million for 2016. The increase in interest and dividend income for 2017, as compared to the same period in 2016, is primarily due to changes in our investment portfolio, including cash equivalents. During 2017, our investment portfolio included a higher percentage of corporate debt securities and preferred stock investments as compared to 2016. The returns on the corporate debt securities and preferred stock investments are generally higher than the returns on the U.S. Treasury Bills and cash equivalents. Investment income, net for 2017 also includes the sale of certain corporate debt securities, preferred stock investments, common stock and U.S. Treasury securities at a net realized gain of $10.7 million, partially offset by an other-than-temporary impairment for credit-related loss of $2.3 million.

Interest Expense

Interest expense primarily includes interest expense on our Community Development District (“CDD”) debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the PPN JV Loan and construction loans for commercial leasing properties as detailed in the table below:

	Year Ended December 31,
	2018	2017	2016
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$8.8	$8.8
Other interest expense	3.0	3.4	3.5
Total interest expense	$11.8	$12.2	$12.3

Interest expense decreased $0.4 million, or 3.3%, in 2018 as compared to 2017, primarily related to the sale of properties with CDD debt and a reduction in interest rates from the refinance of certain CDD bonds in May 2018.  Interest expense during 2017 as compared to 2016 had a minimal change.

Claim Settlement

On March 24, 2016, we entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which we, on our own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill, which occurred on April 20, 2010. In exchange for this release, we will receive $13.2 million from BP Exploration & Production Inc., a large portion of which will reimburse us for expenses incurred. In both October 2018 and 2017, we received a payment of $2.7 million and in October 2016 we received a payment of $5.0 million. The remaining settlement amount of $2.7 million is due in October 2019. We also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, we recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on our best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in our consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the years ended December 31, 2018 and 2017 and the period from March 24, 2016 to December 31, 2016 was $0.1 million, $0.2 million and $0.3 million, respectively.

Sale of Vacation Rental Management, net

In December 2017, we entered into and consummated an Asset Purchase Agreement (the “PCR Purchase Agreement”) with PCR Rentals LLC, (“PCR”) for the sale of our short term vacation rental management business (the “PCR Rentals Sale”). In December 2017, we received proceeds from the PCR Rentals Sale of approximately $9.9 million, which resulted in a net gain of $9.8 million and included $5.0 million in the form of a promissory note (the “PCR Note”). On February 14, 2018, the PCR Note was paid in full.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, insurance proceeds, hurricane expenses and other income and expense items as detailed in the following table:

	Year Ended December 31,
	2018	2017	2016
	In millions
Accretion income from retained interest investments	$1.2	$1.1	$1.0
Insurance proceeds	7.2	—	—
Hurricane expense	(8.6)	—	—
Miscellaneous income, net	1.3	3.7	0.5
Other income, net	$1.1	$4.8	$1.5

Other income, net decreased $3.7 million during 2018 as compared to the same period in 2017. Other income, net increased $3.3 million during 2017 as compared to the same period in 2016. Insurance proceeds during 2018 includes $7.2 million of hurricane insurance proceeds that we believe are probable of receipt. Hurricane expense during 2018 includes a $7.3 million loss on disposal of assets related to damage from Hurricane Michael and $1.3 million of additional hurricane expenses. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information. Miscellaneous income, net during 2018 primarily includes $2.2 million of income related to the final distribution from our unconsolidated JV ALP Liquidating Trust (“ALP”), offset by $0.6 million for a homeowners’ association settlement related to one of our residential communities. During 2017, we negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income, net, for reimbursement of certain attorney fees and related costs.

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

Our income tax benefit in 2018 and 2017 was $0.7 million and $17.9 million, respectively, compared to income tax expense of $7.1 million in 2016. Our effective tax rate was (2.3%), (42.9%) and 31.0% in 2018, 2017 and 2016, respectively.

Our effective rate for 2018 differed from the federal statutory rate of 21.0% in part due to state income taxes and other permanent differences, but largely due to a decrease in our valuation allowance, a decrease in our uncertain tax positions and the 2018 renewal of the Qualified Timber Gain preferential rate retroactively applied to our tax year 2017. Our effective rate for 2017 differed from the federal statutory rate of 35% in part due to state income taxes and other permanent differences, but largely due to the effect of the new 21% U.S. federal corporate income tax rate enacted in December 2017. Our effective rate for 2016 differed from the federal statutory rate of 35% due to state income taxes and other permanent differences. In the future, we expect that our effective rate will be closer to the statutory rate adjusted for state taxes and other permanent differences.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment:

	Year Ended December 31,
	2018	2017	2016
	In millions
Revenue:
Real estate revenue	$17.7	$19.6	$17.5
Other revenue	25.1	2.1	2.0
Total revenue	42.8	21.7	19.5
Expenses:
Cost of real estate and other revenue	9.8	12.5	6.4
Other operating expenses	4.7	4.3	5.7
Depreciation and amortization	0.2	0.1	0.3
Total expenses	14.7	16.9	12.4
Operating income	28.1	4.8	7.1
Other income (expense):
Investment income, net	0.2	0.1	—
Interest expense	(0.8)	(1.2)	(1.3)
Other (expense) income, net	(0.5)	0.2	0.1
Total other expense, net	(1.1)	(0.9)	(1.2)
Income before income taxes	$27.0	$3.9	$5.9

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold, marketing fees and brokerage fees. Other revenue for 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.  See Note 19. RiverTown Impact Fees included in Item 15 of this Form 10‑K for further discussion. For 2018, real estate revenue includes $1.0 million of estimated homesite residuals and other revenue includes $1.0 million of certain estimated fees related to homebuilder homesite sales that were recognized as revenue at the point in time of the sale. See Note 2. Significant Accounting Policies included in Item 15 of this Form 10-K for additional information regarding the impact of the adoption of ASU 2014‑09 Revenue from Contracts with Customers, as amended (“Topic 606”) on homesite residuals and certain fees. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest, marketing and project administration costs).

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

The following table sets forth our residential real estate revenue and cost of revenue activity and property type:

	Year Ended December 31, 2018					Year Ended December 31, 2017
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
	Dollars in millions
Homesites	202	$17.7	$8.8	$8.9	50.3%	174	$18.2	$10.3	$7.9	43.4%
Homes	—	—	—	—	—%	3	1.4	1.3	0.1	7.1%
Total	202	$17.7	$8.8	$8.9	50.3%	177	$19.6	$11.6	$8.0	40.8%

Homesites. Revenue from homesite sales decreased $0.5 million, or 2.7%, during 2018, as compared to 2017, due to the mix of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point, SouthWood and WindMark.  During 2018 and 2017, the average revenue per homesite sold was approximately $78,000 and $95,000, respectively, due to the mix of sales from different communities, which includes the sale of 46 undeveloped homesites within the SouthWood community during 2018 with no comparable undeveloped homesite sales during 2017. Gross margin increased to 50.3% during 2018, as compared to 43.4% during 2017, primarily due to the mix and number of homesites sold during each respective period.

Homes. Revenue from home sales in 2017 of $1.4 million is related to three completed homes that were sold within three of our communities.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses. Other operating expenses increased $0.4 million, or 9.3%, during 2018, as compared to 2017, primarily due to a litigation settlement that resulted in a legal expense reimbursement during 2017, offset by decreases in property taxes, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our mortgage notes receivable. Interest expense primarily consists of interest expense on our portion of the total outstanding CDD debt. Interest expense decreased $0.4 million, or 33.3%, in 2018, as compared to 2017, primarily related to the sale of homesites with CDD debt and a reduction in interest rates from the refinance of certain SouthWood CDD bonds in May 2018. Other (expense) income, net during 2018 primarily consists of $0.6 million for a homeowners’ association settlement related to one of our residential communities and other miscellaneous income and expense items.

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

Homesites. Revenue from homesite sales increased $4.1 million, or 29.1%, during 2017, as compared to 2016, due to the mix of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point and SouthWood. Revenue from homesites during 2017 included the sale of 64 homesites in the WindMark Beach community to a homebuilder. During 2017 and 2016, the average revenue per homesite sold was approximately $95,000 and $114,000, respectively, due to the location of the homesites. Gross margin decreased to 43.4% during 2017, as compared to 59.6% during 2016, primarily due to the mix and number of homesites sold during each respective period.

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

Investment income, net primarily consists of interest earned on our mortgage notes receivable. Interest expense primarily consists of interest expense on our portion of the total outstanding CDD debt. Other (expense) income, net includes miscellaneous income and expense items.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Year Ended December 31,
	2018	2017	2016
	In millions
Revenue:
Hospitality revenue	$38.8	$53.2	$55.7
Leasing revenue	1.2	1.6	1.6
Total revenue	40.0	54.8	57.3
Expenses:
Cost of hospitality revenue	32.5	46.5	48.8
Cost of leasing revenue	1.3	1.3	1.4
Other operating expenses	0.6	0.5	0.5
Depreciation	3.8	4.2	4.5
Total expenses	38.2	52.5	55.2
Operating income	1.8	2.3	2.1
Other income (expense):
Sale of vacation rental management, net	—	9.8	—
Other (expense) income, net	(0.2)	0.3	—
Other (expense) income, net	(0.2)	10.1	—
Income before income taxes	$1.6	$12.4	$2.1

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table sets forth the detail of our hospitality segment revenue and cost of revenue:

	Year Ended December 31, 2018			Year Ended December 31, 2017
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$21.0	$2.1	10.0%	$37.4	$5.1	13.6%
Clubs	16.5	3.9	23.6%	14.6	1.3	8.9%
Marinas	2.5	0.2	8.0%	2.8	0.6	21.4%
Total	$40.0	$6.2	15.5%	$54.8	$7.0	12.8%

Revenue from our resorts, lodging and other management services decreased $16.4 million, or 43.9%, during 2018 as compared to 2017. In December 2017, we sold our short term vacation rental management business, which reduced our 2018 revenue. For the year ended December 31, 2017, revenue for the short term vacation rental business was $18.2 million. Excluding the impact of the prior year short term vacation rental management business, revenue from resorts, lodging and other management services increased $1.8 million, primarily due to an increase in room revenue and occupancy at the WaterColor Inn and WaterSound Inn. Our gross margin decreased to 10.0% during 2018 as compared to 13.6% during 2017. The decrease in gross margin was primarily due to the FOOW restaurant being closed part of the year for renovations.

Revenue from our clubs increased $1.9 million, or 13.0%, during 2018, as compared to 2017, primarily related to an increase in number of members and membership revenue. As of December 31, 2018, we had 1,112 members compared with 961 members as of December 31, 2017. Our gross margin increased to 23.6% during 2018, compared to 8.9% during 2017. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $0.3 million, or 10.7%, during 2018, as compared to 2017, due to the impact of Hurricane Michael on the marinas. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marina assets.

Our hospitality gross margin was 15.5% during 2018  as compared to 12.8% during 2017. The increase is primarily due to membership revenue and controlled expenses, which was partially offset by a decrease in gross margin for the marinas and resorts, lodging and other management services.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

The decrease of $0.4 million in depreciation expense during 2018, as compared to 2017, was primarily due to properties sold or fully depreciated during the period.

Sale of vacation rental management, net during 2017 includes proceeds of $9.9 million, which resulted in a net gain of $9.8 million. See Note 8. Sale of Vacation Rental Management included in Item 15 of this Form 10‑K for further discussion.

Other (expense) income, net includes loss on disposal of assets due to damage from Hurricane Michael, hurricane related insurance proceeds and other miscellaneous expense and income items. In October 2018, both our Bay Point Marina and our Port St. Joe Marina were impacted by Hurricane Michael and as a result of the property damage, other (expense) income, net, for 2018 includes $4.7 million related to loss on disposal of assets, offset by $4.7 million of insurance proceeds we believe are probable of receipt. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table sets forth the detail of our hospitality segment revenue and cost of revenue:

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$37.4	$5.1	13.6%	$41.1	$5.2	12.7%
Clubs	14.6	1.3	8.9%	13.5	1.2	8.9%
Marinas	2.8	0.6	21.4%	2.7	0.7	25.9%
Total	$54.8	$7.0	12.8%	$57.3	$7.1	12.4%

Revenue from our resorts, lodging and other management services decreased $3.7 million, or 9.0%, during 2017 as compared to 2016. The decrease in revenue was primarily due to reduced vacation rental inventory based on a conscious decision to focus on higher yielding homes prior to the sale of our short term vacation rental management business in December 2017, which also resulted in an increased gross margin to 13.6% during 2017 compared to 12.7% during 2016.

Revenue from our clubs increased $1.1 million, or 8.1%, during 2017, as compared to 2016, primarily related to an increase in number of members and membership revenue. As of December 31, 2017, we had 961 members compared with 754 members as of December 31, 2016. Our gross margin was 8.9% during both 2017 and 2016. However, 2017 included a non-recurring impairment of $0.7 million related to a non-strategic hospitality asset, without which our gross margin would have been 13.7% during 2017 as compared to 8.9% during 2016. The increase in gross margin was primarily due to the increase in membership revenue.

Our hospitality gross margin was 12.8% during 2017  as compared to 12.4% during 2016. The increase is primarily due to membership revenue and controlled expenses, which was partially offset by an impairment related to hospitality property and a decrease in gross margin for the marinas.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Sale of vacation rental management, net during 2017 includes proceeds of $9.9 million, which resulted in a net gain of $9.8 million.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment:

	Year Ended December 31,
	2018	2017	2016
	In millions
Revenue:
Leasing revenue	$11.7	$10.6	$9.8
Commercial real estate revenue	4.8	3.9	2.1
Total revenue	16.5	14.5	11.9
Expenses:
Cost of leasing revenue	3.3	3.2	3.1
Cost of commercial real estate revenue	3.1	2.8	1.3
Other operating expenses	3.2	3.4	3.5
Depreciation and amortization	4.4	3.7	3.1
Total expenses	14.0	13.1	11.0
Operating income	2.5	1.4	0.9
Other (expense) income:
Interest expense	(2.2)	(2.2)	(2.2)
Other (expense) income, net	(0.4)	—	0.1
Total other expense, net	(2.6)	(2.2)	(2.1)
Loss before income taxes	$(0.1)	$(0.8)	$(1.2)

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		December 31, 2018		December 31, 2017		December 31, 2016
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%	320,305	93%
VentureCrossings (1)	Bay County, FL	243,605	100%	243,605	100%	105,000	100%
Beckrich Office Park	Bay County, FL	67,108	96%	67,108	52%	—	—%
WindMark Beach Commercial (2)	Gulf County, FL	49,260	56%	48,035	27%	48,035	21%
SouthWood Town Center (3)	Leon County, FL	34,230	85%	34,412	85%	34,412	86%
WaterColor Town Center (3) (4)	Walton County, FL	21,200	100%	22,532	100%	22,532	100%
Port St. Joe Commercial (5)	Gulf County, FL	15,524	100%	18,107	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	63%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%	13,000	0%
WaterSound Gatehouse	Walton County, FL	13,049	100%	12,624	100%	12,624	90%
WaterColor Crossings	Walton County, FL	7,135	100%	—	—%	—	—%
395 Office building	Walton County, FL	6,700	100%	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%	—	—%
Wetappo	Gulf County, FL	N/A	N/A %	4,900	100%	4,900	100%
WaterColor HOA Office (6)	Walton County, FL	1,244	100%	1,244	100%	1,244	100%
Watersound Origins (7)	Walton County, FL	N/A	N/A %	760	100%	760	100%
		812,630	93%	813,602	87%	602,319	87%

(1)	During 2017, we completed construction of a 138,605 square foot manufacturing facility, for which we have a long term lease that commenced on December 1, 2017.
(2)	Included in net rentable square feet as of December 31, 2018, 2017 and 2016, is 13,808 square feet of unfinished space.
(3)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(4)	During 2018, a third party lease expired and we now occupy the space to operate the WaterColor store.
(5)	During 2018, a building was significantly damaged by Hurricane Michael and 2,583 square feet was removed from net rentable square feet.
(6)	In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but will be added to the area leased by the current tenant in 2019.
(7)	During 2018, a third party broker that was leasing the Watersound Origins sales office relocated into a model home. We plan to occupy this space in the future.

Real Estate Revenue. Commercial real estate revenue for the three years ended December 31, 2018 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales
				In millions
2018	14	330	$14,532	$4.8	$1.7
2017	9	49	$79,494	$3.9	$1.1
2016	8	17	$123,529	$2.1	$0.8

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Leasing revenue increased $1.1 million, or 10.4%, and gross profit increased $1.0 million, or 13.5%, during 2018 as compared to 2017. The increase in leasing revenue and gross profit was primarily due to the completed construction of a 138,605 square foot manufacturing facility, for which a long term lease commenced in December 2017, as well as increased rental revenue and new leases at other properties. Cost of leasing revenue remained essentially flat for 2018 and 2017. As of December 31, 2018, we had net rentable square feet of approximately 813,000, of which approximately 758,000 square feet was under lease. As of December 31, 2017, we had net rentable square feet of approximately 814,000, of which approximately 709,000 square feet was under lease.

In connection with our Pier Park North JV, we recognized $5.6 million and $5.5 million of leasing revenue during 2018 and 2017, respectively. As of December 31, 2018, Pier Park North has approximately 309,000 square feet of retail space leased.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2018, we had fourteen commercial real estate sales totaling approximately 330 acres for $4.8 million. Commercial real estate revenue for 2018 included $2.6 million related to the sale of two hospitality properties located in the SouthWood community, including the golf course. During 2017, we had nine commercial real estate sales totaling approximately 49 acres for $3.9 million. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration, hurricane related expenses and other administrative expenses.

The increase of $0.7 million in depreciation expense during 2018, as compared to 2017, was primarily due to properties acquired or constructed during 2017.

Interest expense primarily includes interest expense from the Pier Park North JV Loan, construction loans for commercial leasing properties and interest expense on the CDD debt.

In October 2018, property in our Pier Park Crossings JV and a commercial building in Port St. Joe were impacted by Hurricane Michael and as a result of the property damage, other (expense) income, net, for 2018 includes $2.6 million related to loss on disposal of assets and $0.3 million of hurricane expenses, offset by $2.5 million of insurance proceeds we believe are probable of receipt. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Leasing revenue increased $0.8 million, or 8.2%, and gross profit increased $0.7 million, or 10.4%, during 2017 as compared to 2016. The increase in leasing revenue and gross profit was primarily due to the acquisition of two office buildings in April 2017, as well as new leases at other properties, while cost of leasing revenue remained essentially flat for 2017 and 2016. As of December 31, 2017, we had net rentable square feet of approximately 814,000, of which approximately 709,000 square feet was under lease. As of December 31, 2016, we had net rentable square feet of approximately 602,000, of which approximately 522,000 square feet was under lease.

In connection with our Pier Park North JV, we recognized $5.5 million and $5.4 million of leasing revenue during 2017 and 2016, respectively. As of December 31, 2017, Pier Park North had approximately 306,000 square feet of retail space leased.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2017 we had nine commercial real estate sales totaling approximately 49 acres for $3.9 million. During 2016 we had eight commercial real estate sales totaling approximately 17 acres for $2.1 million. During 2016, impairment charges of $0.4 million were included in cost of commercial real estate revenue, related to a commerce park.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses. Other operating expenses during 2016, included the settlement of a lease obligation, which resulted in a payment by Pier Park North JV of $0.4 million.

The increase of $0.6 million in depreciation expense during 2017, as compared to 2016, was primarily due to properties acquired or constructed during 2017.

Interest expense primarily includes interest expense from the Pier Park North JV Loan, construction loan for a commercial leasing property and interest expense on the CDD debt.

Forestry

The table below sets forth the results of operations of our forestry segment:

	Year Ended December 31,
	2018	2017	2016
	In millions
Revenue:
Timber revenue	$5.5	$6.0	$5.6
Real estate revenue - other rural land revenue	1.8	1.7	1.4
Leasing revenue	0.8	0.7	0.7
Total revenue	8.1	8.4	7.7
Expenses:
Cost of timber revenue	0.7	0.8	0.8
Cost of real estate revenue - other rural land revenue	0.4	0.1	0.3
Other operating expenses	0.4	0.4	0.5
Depreciation and depletion	0.5	0.6	0.5
Total expenses	2.0	1.9	2.1
Operating income	6.1	6.5	5.6
Other income, net	0.1	0.1	—
Income before income taxes	$6.2	$6.6	$5.6

The total tons sold and relative percentages of total tons sold by major type of timber revenue are as follows:

	Year Ended December 31,
	2018		2017		2016
Pine pulpwood	219,000	66.8%	275,000	75.6%	232,000	75.1%
Pine sawtimber	85,000	25.9%	67,000	18.4%	62,000	20.1%
Pine grade logs	23,000	7.0%	19,000	5.2%	13,000	4.2%
Other	1,000	0.3%	3,000	0.8%	2,000	0.6%
Total	328,000	100.0%	364,000	100.0%	309,000	100.0%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Timber revenue decreased by $0.5 million, or 8.3%, during 2018 as compared to 2017. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact during the fourth quarter of 2018. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information. There were 328,000 tons sold during 2018, as compared to 364,000 tons sold during 2017. The average price per ton sold decreased to $15.25 in 2018, as compared to $15.45 in 2017. Gross margin increased during 2018 to 87.3%, as compared to 86.7% during the same period in 2017, due to a greater percentage of solid wood products being sold.

During 2018, we sold approximately 181 acres of rural and timber land for $1.8 million, resulting in a gross profit margin of 77.8%, as compared to approximately 382 acres of rural and timber land sold in 2017 for $1.7 million, resulting in a gross profit margin of 94.1%.

Leasing revenue consists primarily of hunting leases, which is recognized over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Timber revenue increased by $0.3 million, or 5.8%, during 2017, as compared to 2016, primarily due to an increase in the number of tons sold, offset by price decreases due to fluctuations in market supply. There were 364,000 tons sold during 2017 as compared to 309,000 tons sold during 2016. The average price per ton sold decreased to $15.45 in 2017 as compared to $16.82 in 2016. Gross margin increased during 2017 to 85.5%, as compared to 84.6% during the same period in 2016, due to the increase in timber revenue. The cost of timber revenue is primarily fixed, which resulted in an increase to gross margin for the period.

During 2017, we sold approximately 382 acres of rural and timber land for $1.7 million resulting in a gross profit margin of 94.1%, as compared to approximately 786 acres of rural and timber land for $1.4 million resulting in a gross profit margin of 78.6% during 2016.

Leasing revenue consists primarily of hunting leases, which is recognized over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of December 31, 2018, we had cash and cash equivalents of $195.2 million compared to $192.1 million as of December 31, 2017. Our cash and cash equivalents at December 31, 2018, included commercial paper of $107.6 million, $43.3 million of money market funds and $30.0 million of U.S. treasury securities. In addition to cash and cash equivalents, we consider our Securities, as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2018, we had investments – debt securities in U.S. Treasury securities of $6.9 million, corporate debt securities of $2.0 million and investments – equity securities in preferred stock investments of $36.1 million. As of December 31, 2017, we had investments – debt securities in U.S. Treasury securities of $9.9 million and corporate debt securities of $66.4 million and investments – equity securities in preferred stock investments of $35.0 million. See Note 4. Investments included in Item 15 of this Form 10‑K for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

During 2018, we incurred a total of $45.2 million for capital expenditures, which includes $15.9 million related to the acquisition and development in our residential real estate communities, $20.5 million for our commercial leasing and sales segment, $7.4 million related to our hospitality segment and $1.4 million related primarily to our forestry segment and corporate expenditures. Our 2019 capital expenditures budget  exceeds our 2018 expenditures, as planned projects move into development or construction. A portion of this spending is discretionary and will only be spent if we believe the risk adjusted returns warrant the expenditures. We anticipate that these future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents, short term investments and cash generated from operations and through JV arrangements.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of December 31, 2018 and 2017, $46.4 million and $47.3 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). As of December 31, 2018, $15.4 million was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.3 million as of December 31, 2018. Total outstanding CDD debt related to our land holdings was $19.9 million at December 31, 2018, which is comprised of $16.6 million at SouthWood, $2.8 million at the existing Pier Park retail center and $0.5 million at Wild Heron. We pay interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

During the years ended December 31, 2018 and 2017, we repurchased a total of 5,238,566 and 8,450,294 shares, respectively, of our common stock outstanding for an aggregate purchase price of $93.4 million and $147.4 million, respectively, including costs. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 16. Stockholders’ Equity included in Item 15 of this Form 10‑K for additional information regarding common stock repurchases related to the Stock Repurchase Program and treasury stock retirement during 2018 and 2017.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2018	2017	2016
	In millions
Net cash provided by operating activities	$41.4	$53.6	$10.7
Net cash provided by investing activities	44.1	44.5	21.0
Net cash used in financing activities	(79.9)	(149.2)	(5.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	5.6	(51.1)	26.1
Cash, cash equivalents and restricted cash at beginning of the year	192.5	243.6	217.5
Cash, cash equivalents and restricted cash at end of the year	$198.1	$192.5	$243.6

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $41.4 million in 2018 as compared to $53.6 million in 2017. Net cash provided by operations was $53.6 million in 2017 as compared to $10.7 million in 2016. Net cash provided by operations included $23.1 million of a one-time receipt of RiverTown impact fees during 2018, $26.7 million of federal income tax refunds received during 2017 and the receipt of $5.0 million for the claim settlement receivable during 2016.

Cash Flows from Investing Activities

Cash flows provided by investing activities primarily include sales and maturities of investments, maturities of assets held by special purpose entities and proceeds from the disposition of assets, partially offset by purchases of investments and capital expenditures for property and equipment used in our operations. During 2018, net cash provided by investing activities was $44.1 million, which included sales of investments – debt securities of $64.7 million, sales of investments – equity securities of $11.1 million, maturities of investments – debt securities of $10.0 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments – debt securities of $7.0 million and purchases of investments – equity securities of $15.1 million. During 2017, net cash provided by investing activities was $44.5 million, which included sales of investments – debt securities of $153.0 million, sales of investments – equity securities of $21.5 million, maturities of investments – debt securities of $14.0 million, proceeds from the disposition of assets of $2.5 million and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments – debt securities of $94.8 million and purchases of investments – equity securities of $21.1 million. During 2016, net cash provided by investing activities was $21.0 million, which included sales of investments – debt securities of $197.5 million, maturities of investments – debt securities of $185.0 million and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments – debt securities of $322.0 million and purchases of investments – equity securities of $35.8 million.

Capital expenditures for operating property and property and equipment were $25.4 million, $31.4 million and $4.5 million during 2018, 2017 and 2016, respectively, which were primarily for our commercial leasing and sales and hospitality segments. Capital expenditures for operating property during 2017 included the purchase of two office buildings and construction of a manufacturing facility for lease in VentureCrossings.

Cash Flows from Financing Activities

Net cash used in financing activities was $79.9 million, $149.2 million and $5.6 million for 2018, 2017 and 2016, respectively. Net cash used in financing activities during 2018 included the repurchase of common stock of $93.4 million, principal payments for debt of $1.4 million, debt issuance costs of $1.1 million, capital contribution to unconsolidated affiliate of $1.1 million and capital distribution to non-controlling interest of $0.4 million, partially offset by borrowings on debt of $16.6 million and capital contribution from non-controlling interest of $0.9 million. Net cash used in financing activities during 2017 included the repurchase of common stock of $147.4 million, capital distribution to non-controlling interest of $2.3 million and principal payments for debt of $1.3 million, partially offset by borrowings on debt of $1.6 million and capital contribution from non-controlling interest of $0.2 million. Net cash used in financing activities during 2016 included the repurchase of common stock of $14.8 million, capital distribution to non-controlling interest of $0.6 million and principal payments for debt of $0.5 million, partially offset by capital contribution from non-controlling interest of $10.4 million.

Off-Balance Sheet Arrangements

In October 2015, the Pier Park North JV entered into a $48.2 million loan, which is secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. In connection with the PPN JV Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 12. Debt, Net included in Item 15 of this Form 10‑K.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $11.5 million for all installment notes monetized through December 31, 2018. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At December 31, 2018, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. generally accepted accounting principles (“GAAP”) and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $1.6 million and $0.1 million as of December 31, 2018 and 2017, respectively, and these escrow funds are not available for regular operations.

Contractual Obligations at December 31, 2018

	Payments due by Calendar Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	In millions
Debt (1)	$71.0	$1.7	$3.7	$3.9	$61.7
Interest related to debt, including Community Development District debt (1)	54.8	3.8	7.3	7.1	36.6
Contractual obligations (2)	34.6	32.5	2.1	—	—
Other long term liabilities (3)	71.5	—	—	—	71.5
Senior Notes held by special purpose entity (4)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (4)	89.6	8.5	17.1	17.1	46.9
Total contractual obligations	$501.5	$46.5	$30.2	$28.1	$396.7

(1)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(2)	These aggregate amounts include individual contracts in excess of $0.1 million.
(3)	Other long term liabilities include certain of our deferred federal tax liabilities related to our installment note monetization transactions.
(4)

Senior Notes held by a consolidated special purpose entity. There is no recourse against the Company on the Senior Notes, as recourse is limited to proceeds from the installment note (the “Timber Note”) and the underlying letter of credit held by the special purpose entity. See Note 5. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10‑K for further discussion.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base these estimates on historical experience, available current market information and on various other assumptions that management believes are reasonable under the circumstances. Additionally, we evaluate the results of these estimates on an on-going basis. Management’s estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and our accounting estimates are subject to change.

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

Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units available for sale.

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when we begin the site work for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. We determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed probable.

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

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our investment return criteria for evaluating our projects under development or undeveloped land, management’s assumptions used in the projection of undiscounted cash flows include:

•	the projected pace of sales of homesites based on estimated market conditions and our development plans;
•	estimated pricing and projected price appreciation over time;

•	the amount and trajectory of price appreciation over the estimated selling period;
•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
•	holding costs to be incurred over the selling period;
•	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and
•	whether liquidity is available to fund continued development.

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

If a property is considered impaired, the impairment charge is determined by the amount the property’s carrying value exceeds its fair value. We use varying methods to determine fair value, such as (i) analyzing expected future cash flows, (ii) determining resale values in a given market, (iii) applying a capitalization rate to net operating income using prevailing rates in a given market or (iv) applying a multiple to revenue using prevailing rates in a given market. The fair value of a property may be derived either from discounting projected cash flows at an appropriate discount rate, through appraisals of the underlying property or a combination thereof.

We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale is then recorded at the lower of their carrying value or fair value less costs to sell.

Income Taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities and changes in tax laws. To the extent adjustments are required in any given period we will include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. We record a valuation allowance against our deferred tax assets as needed based upon our analysis of the timing and reversal of future taxable amounts and our history and future expectations of taxable income.

In general, a valuation allowance is recorded, if based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from net loss carryforwards.

As of December 31, 2018 and 2017, we had a state net operating loss carryforward of $357.0 million and $391.7 million, respectively, and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2038. In the third quarter of 2018, we reassessed our need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax profits. Based on this assessment we determined that we had the ability to fully realize the future benefit of our net operating loss carryforward and released the valuation allowance in full, resulting in a $5.0 million tax benefit. As of December 31, 2017, we had a valuation allowance of $5.0 million. As of December 31, 2017, we had an income tax receivable of $8.4 million related to the reclassification of a U.S. federal alternative minimum tax (“AMT”) credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to us in the years 2018 through 2021. During the year ended December 31, 2018, the U.S. federal AMT credit carryforward decreased $4.5 million to $3.9 million due to the expected utilization in 2018, offset by the 2018 enactment of the Qualified Timber Gain preferential rate and other items impacting the 2017 U.S. federal income tax return.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09,  Revenue from Contracts with Customers that established the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016‑08 that further clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016‑10 that clarified guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016‑11 that rescinded SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016‑12 that provided narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016‑20 that included technical corrections and improvements to Topic 606. We adopted the new guidance as of January 1, 2018 and elected to implement Topic 606 using the modified retrospective application, with the cumulative effect recorded as an adjustment to beginning retained earnings. The impact of adopting this guidance resulted in an adjustment to increase retained earnings by $1.5 million, offset by a decrease of $0.4 million related to tax effects, for a net effect of $1.1 million, an increase to accounts receivable, net of $2.1 million and a decrease to investment in real estate, net of $0.6 million as of January 1, 2018, related to the recognition of estimated homesite residuals and certain fees for homesites sold to homebuilders, where the homes had not yet been sold to homeowners as of December 31, 2017.

Financial Instruments

In January 2016, the FASB issued ASU 2016‑01 that amended existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments changed as a result of the new guidance. In February 2018, the FASB issued ASU 2018‑03,  Technical Corrections and Improvements to Financial Instruments-Overall (“ASU 2018-03”) that included technical corrections and improvements to ASU 2016‑01. We adopted ASU 2016‑01 and ASU 2018‑03 simultaneously, effective January 1, 2018, and implemented it using a cumulative-effect adjustment between accumulated other comprehensive loss and retained earnings of $0.9 million, offset by an adjustment of $0.2 million related to tax effects, for a net effect of $0.7 million as of the date of adoption.

As a result of the adoption of this guidance the change in the fair value of the our equity investments is recognized in the consolidated statements of income rather than the consolidated statements of comprehensive income.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016‑15,  Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which amended the classification of certain cash receipts and cash payments, to reduce the diversity in how these cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted the new guidance as of January 1, 2018. As this guidance only affects the classification within the statement of cash flows, it did not have any impact on our cash flows.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016‑18,  Restricted Cash (“ASU 2016-18”), which required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted the new guidance as of January 1, 2018, using a retrospective transition method to each period presented. The adoption of this guidance did not have a material impact on our cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Loss

In February 2018, the FASB issued ASU 2018‑02,  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”), which allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also required additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive loss, whether we elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive loss to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. We elected to early adopt the new guidance as of January 1, 2018, and implemented it using a cumulative-effect adjustment to retained earnings from accumulated other comprehensive loss of $0.3 million related to unrealized gains and losses on available-for-sale securities as of the date of adoption. The new guidance also required us to disclose our policy on accounting for income tax effects in accumulated other comprehensive loss. In general, we apply the aggregate portfolio method with respect to available-for-sale debt securities.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02,  Leases (Topic 842) (“ASU 2016-02”), that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01, which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provides clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provides entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 that provides an accounting policy election for certain narrow-scope improvements for lessors. The new guidance will be effective for annual and interim periods beginning after December 15, 2018. Accordingly, the standard is effective for us beginning January 1, 2019. During our evaluation of ASU 2016-02, as amended, (“Topic 842”) the following practical expedients and accounting policies with respect to Topic 842 have been elected and/or adopted effective January 1, 2019:

•

We, as lessee and as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•

We, as lessee, will not apply the recognition requirements of Topic 842 to short-term (twelve months or less) leases. Instead, we, as lessee, will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

•

We, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

We have elected to implement ASC 842 retrospectively at the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment. We estimate an adjustment of less than $0.5 million to increase right-of use assets and lease liabilities for operating leases for which we are the lessee. We do not anticipate any adjustment related to the leases for which the Company is the lessor.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13,  Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•

our expectations concerning our future business strategy, including exploring the sale of our real estate assets opportunistically or when we believe that we or others can better deploy those resources;

•	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2019 capital expenditures budget and the timing of benefits of these investments;
•	our assessment and expectations regarding the market demand and growth of Northwest Florida;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover any losses;

•	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
•	our expectations regarding homesite sales and timing of sales for new developments, including those contemplated by our long-term contractual agreement with Kolter;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;
•

our intention to form JVs with third parties for the development of commercial real estate and residential real estate projects on our land holdings, including our previously announced plan to form a JV for the development of the Latitude Margaritaville Watersound community;

•	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
•

our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;

•	our expectations regarding opportunities near the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;
•

our belief that by entering into partnerships, JVs or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;

•	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;
•

our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in Securities, share repurchases, real estate and other strategic investments;

•	our expectations regarding the amount and timing of any additional impact fees that we will receive in connection with the RiverTown transaction;
•	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;
•	our estimates and assumptions regarding the installment notes and the Timber Note;
•	our estimated impact of new accounting pronouncements; and
•	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in this Form 10‑K and subsequent Form 10‑Qs and other current reports, and the following:

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
•

economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	any downturns in real estate markets in Florida or across the nation;
•	any reduction in the supply of mortgage loans or tightening of credit markets;
•	our dependence on the real estate industry and the cyclical nature of our real estate operations;
•	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business, including the recent impact of Hurricane Michael;
•	our ability to fully recover under claims for losses related to Hurricane Michael;
•

our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;
•	our ability to effectively deploy and invest our assets, including our Securities;
•

our ability to effectively manage our real estate assets, as well as the ability of our JV partners to effectively manage the day-to-day activities of the Pier Park North JV, Pier Park Crossings JV and Pier Park TPS JV;

•	our ability to close and realize the expected revenue of the residential homesites currently under contract;
•	our ability to successfully and timely complete homesite construction in our new developments, including those pursuant to our long-term contractual agreement with Kolter;
•	our ability to attract and work effectively with strategic partners;
•	our ability to successfully enter into previously announced potential join ventures;
•	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
•	the impact of the Tax Act on our business and financial condition;
•

our ability to successfully estimate the amount and timing of the impact fees we will receive in connection with the RiverTown transaction, particularly after increases proposed or imposed by St. Johns County;

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

•	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;
•	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;
•	Fairholme’s ability to influence major corporate decisions affecting the Company;
•	potential liability under environmental or construction laws, or other laws or regulations;

•	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting;
•	the impact if the SEC were to disagree with our Investment Company Act determinations;
•	our ability to retain key personnel and recruit staff effectively;
•	our ability to receive payments of settlement amounts due under our claims settlement receivable; and
•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of December 31, 2018. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their fair value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.1 million in the market value of these investments as of December 31, 2018. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

The amount of interest expense on some of our construction loans is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest expense.

LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but, as noted above, could impact the interest earned on our investments and our interest expense. If LIBOR is no longer widely available, or otherwise at our option, we will pursue alternative interest rate calculations in our construction loans and investment opportunities.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Reports of Independent Registered Public Accounting Firms are included in Part IV, Item 15 of this Form 10‑K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on our Form 8-K filed on April 4, 2018, we decided not to re-appoint KPMG, LLP as our independent registered public accounting firm and appointed Grant Thornton, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2018. The change of accounting firms was recommended by the Audit Committee of our Board and ratified by the shareholders at the 2018 annual meeting.

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

(b)

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Grant Thornton LLP

Tampa, Florida

February 27, 2019

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2018 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed on or before April 30, 2019 and is incorporated by reference in this Part III.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Reports of Independent Registered Public Accounting Firms are filed as part of this Report.

(2) Financial Statement Schedule

The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Report.

(3) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Report.

Exhibit Index

Exhibit Number	Description
2.1

Agreement for Sale and Purchase, dated November 6, 2013, by and between The St. Joe Company and AgReserves, Inc. (incorporated by reference to Exhibit 10.53 to the registrant’s Current Report on Form 8‑K filed on November 7, 2013).

2.2

Purchase and Sale Agreement, dated December 31, 2013, by and between The St. Joe Company and Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes, (incorporated by reference to Exhibit 10.55 to the registrant’s Current Report on Form 8‑K filed on January 6, 2014).

2.2a

Amendment to Agreement for Sale and Purchase executed on March 19, 2014, by and between The St. Joe Company and Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (incorporated by reference to Exhibit 10.57 to the registrant’s Current Report on Form 8‑K filed on March 25, 2014).

3.1	Restated and Amended Articles of Incorporation of the registrant, (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8‑K filed on March 4, 2011).

4.1

Indenture, dated April 10, 2014, between Northwest Florida Timber Finance, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

4.2	Form of 4.750% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed on February 13, 2009).

10.4

Master Airport Access Agreement dated November 22, 2010 by and between the registrant and the Panama City-Bay County Airport and Industrial District (the “Airport District”) (including as attachments the Land Donation Agreement dated August 22, 2006, by and between the registrant and the Airport District, and the Special Warranty Deed dated November 29, 2007, granted by St. Joe Timberland Company of Delaware, LLC to the Airport District) (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed on November 30, 2010).

10.22†	2015 Performance and Equity Incentive Plan (incorporated by reference to Exhibit 10.22a to the registrant’s Annual Report on Form 10‑K for the year ended December 31, 2015).

Exhibit Number	Description
10.49

Investment Management Agreement, dated October 9, 2015, between Fairholme Trust Company, LLC and The St. Joe Company (incorporated by reference to Exhibit 10.49 to the registrant’s Annual Report on Form 10‑K for the year ended December 31, 2016.)

10.49a

Amendment to Investment Management Agreement, dated November 1, 2016, between Fairholme Trust Company, LLC and The St. Joe Company (incorporated by reference to Exhibit 10.49c to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2016).

10.52†

Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8‑K filed on October 3, 2013).

10.56†	Form of Employment Agreement between Executive and The St. Joe Company (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10‑K for the year ended December 31, 2013).

10.58	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8‑K filed on April 9, 2014).

10.60

Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association (incorporated by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015).

10.62†	Summary of Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2017).

10.63†

Separation and Release Agreement, dated July 1, 2018, by and between Kenneth Borick and The St. Joe Company (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed August 3, 2018).

10.64†

Engagement Letter, dated September 17, 2018, by and between Kenneth Borick and the St. Joe Company (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

23.2**	Consent of KPMG LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

101**

The following information from the registrant’s Annual Report on Form 10‑K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*      Furnished herewith.

**    Filed herewith.

†      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	February 27, 2019	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 27, 2019
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 27, 2019
Marek Bakun	(Principal Financial Officer)

/s/ Susan D. Mermer	Chief Accounting Officer	February 27, 2019
Susan D. Mermer	(Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 27, 2019
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 27, 2019
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 27, 2019
Howard S. Frank

/s/ James S. Hunt	Director	February 27, 2019
James S. Hunt

/s/ Thomas P. Murphy, Jr.	Director	February 27, 2019
Thomas P. Murphy, Jr.

F  1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 27, 2019

F  2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The St. Joe Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The St. Joe Company and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2017, and the related notes and financial statement schedules III to IV) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ KPMG

We served as the Company’s auditor from 1990 to 2018.

Jacksonville, Florida

March 1, 2018

F  3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
Investment in real estate, net	$350,994	$332,624
Cash and cash equivalents	195,155	192,083
Investments - debt securities	8,958	76,245
Investments - equity securities	36,132	35,023
Restricted investments	3,432	4,469
Income tax receivable	3,914	8,371
Claim settlement receivable	2,679	5,280
Other assets	50,283	47,133
Property and equipment, net of accumulated depreciation of $60,271 and $60,697 at December 31, 2018 and December 31, 2017, respectively	12,031	11,776
Investments held by special purpose entities	207,384	207,989
Total assets	$870,962	$920,993
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$69,374	$55,630
Other liabilities	47,387	47,259
Deferred tax liabilities, net	44,315	48,983
Senior Notes held by special purpose entity	176,775	176,537
Total liabilities	337,851	328,409
Equity:
Common stock, no par value; 180,000,000 shares authorized; 60,672,034 and 65,897,866 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	331,395	424,694
Retained earnings	187,450	154,324
Accumulated other comprehensive loss	(674)	(1,461)
Total stockholders’ equity	518,171	577,557
Non-controlling interest	14,940	15,027
Total equity	533,111	592,584
Total liabilities and equity	$870,962	$920,993

See notes to the consolidated financial statements.

F  4

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which as of December 31, 2018 and 2017, include the Pier Park North JV, Pier Park Crossings JV, Windmark JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2017, consolidated balances attributable to the Company’s consolidated variable interest entities also include Artisan Park, L.L.C., see Note 11. Real Estate Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 12. Debt, Net.

	December 31,	December 31,
	2018	2017
ASSETS
Investment in real estate	$70,124	$58,441
Cash and cash equivalents	2,113	5,084
Other assets	16,165	11,889
Investments held by special purpose entity	207,384	207,989
Total assets	$295,786	$283,403
LIABILITIES
Debt, net	$60,262	$46,783
Other liabilities	5,773	4,357
Senior Notes held by special purpose entity	176,775	176,537
Total liabilities	$242,810	$227,677

See notes to the consolidated financial statements.

F  5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Real estate revenue	$52,183	$27,717	$23,397
Hospitality revenue	38,736	53,217	55,644
Leasing revenue	13,727	12,940	12,230
Timber revenue	5,630	6,164	5,591
Total revenue	110,276	100,038	96,862
Expenses:
Cost of real estate revenue	13,442	15,370	8,036
Cost of hospitality revenue	32,465	46,467	48,850
Cost of leasing revenue	4,700	4,548	4,487
Cost of timber revenue	710	809	821
Other operating and corporate expenses	20,557	20,382	23,019
Depreciation, depletion and amortization	8,998	8,885	8,571
Total expenses	80,872	96,461	93,784
Operating income	29,404	3,577	3,078
Other income (expense):
Investment income, net	12,150	35,410	17,776
Interest expense	(11,840)	(12,145)	(12,295)
Claim settlement	—	—	12,548
Sale of vacation rental management, net	—	9,800	—
Other income, net	1,152	4,713	1,504
Total other income, net	1,462	37,778	19,533
Income before income taxes	30,866	41,355	22,611
Income tax benefit (expense)	736	17,881	(7,147)
Net income	31,602	59,236	15,464
Net loss attributable to non-controlling interest	767	342	431
Net income attributable to the Company	$32,369	$59,578	$15,895

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	62,725,954	70,548,411	74,457,541
Net income per share attributable to the Company	$0.52	$0.84	$0.21

See notes to the consolidated financial statements.
F  6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income:	$31,602	$59,236	$15,464
Other comprehensive income (loss):
Available-for-sale investment items:
Net unrealized (loss) gain on available-for-sale investments	(2,845)	2,015	5,997
Net unrealized loss on restricted investments	(6)	(9)	(6)
Reclassification of net realized loss (gain) included in earnings	1,061	(10,750)	(795)
Reclassification into retained earnings (1)	932	—	—
Reclassification of other-than-temporary impairment loss included in earnings	2,330	2,288	—
Total before income taxes	1,472	(6,456)	5,196
Income tax (expense) benefit (2)	(685)	2,488	(2,003)
Total other comprehensive income (loss), net of tax	787	(3,968)	3,193
Total comprehensive income, net of tax	$32,389	$55,268	$18,657

(1)

The reclassification into retained earnings relates to the adoption of ASU 2016-01. The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

Income tax expense for the year ended December 31, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018-02. The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act. See Note 2. Summary of Significant Accounting Policies.

See notes to the consolidated financial statements.

F  7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2015	75,329,557	$892,387	$78,851	$(686)	$(305,289)	$8,184	$673,447
Capital contribution from non-controlling interest	—	—	—	—	—	10,353	10,353
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Issuance of common stock for director fees	8,919	131	—	—	—	—	131
Reduction in excess tax benefits on stock options	—	(369)	—	—	—	—	(369)
Repurchase of common shares	(995,650)	—	—	—	(14,820)	—	(14,820)
Retirement of treasury stock	—	(320,109)	—	—	320,109	—	—
Other comprehensive income	—	—	—	3,193	—	—	3,193
Net income	—	—	15,895	—	—	(431)	15,464
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799
Capital contribution from non-controlling interest	—	—	—	—	—	193	193
Capital distribution to non-controlling interest	—	—	—	—	—	(2,330)	(2,330)
Issuance of common stock for director’s fees	5,334	76	—	—	—	—	76
Repurchase of common shares	(8,450,294)	—	—	—	(147,422)	—	(147,422)
Retirement of treasury stock	—	(147,422)	—	—	147,422	—	—
Other comprehensive loss	—	—	—	(3,968)	—	—	(3,968)
Net income	—	—	59,578	—	—	(342)	59,236
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Capital distribution to non-controlling interest	—	—	—	—	—	(400)	(400)
Issuance of common stock for director’s fees	2,778	71	—	—	—	—	71
Issuance of common stock for officer compensation, net of tax withholding	9,956	192	—	—	—	—	192
Repurchase of common shares	(5,238,566)	—	—	—	(93,369)	—	(93,369)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income	—	—	—	404	—	—	404
Net income	—	—	32,369	—	—	(767)	31,602
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111

See notes to consolidated financial statements.

F  8

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$31,602	$59,236	$15,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	8,998	8,885	8,571
Stock based compensation	263	76	131
Loss (gain) on sale of investments	973	(10,750)	(795)
Unrealized loss on investments, net	3,035	—	—
Other-than-temporary impairment loss	2,330	2,288	—
Deferred income tax (benefit) expense	(4,804)	(17,375)	29,627
Impairment loss on investment in real estate	99	714	357
Loss on disposal of real estate and property and equipment	5,223	887	9
Gain on sale of vacation rental management	—	(9,800)	—
Cost of real estate sold	12,235	13,727	6,489
Expenditures for and acquisition of real estate to be sold	(19,819)	(8,475)	(8,335)
Accretion income and other	(1,919)	(3,159)	(2,792)
Changes in operating assets and liabilities:
Claim settlement receivable	2,741	2,741	(7,804)
Other assets	(2,758)	(8,398)	(3,094)
Other liabilities	(1,236)	4,734	(2,384)
Income taxes receivable	4,457	18,300	(24,782)
Net cash provided by operating activities	41,420	53,631	10,662
Cash flows from investing activities:
Expenditures for operating property	(22,762)	(28,400)	(3,226)
Expenditures for property and equipment	(2,615)	(3,005)	(1,297)
Proceeds from the disposition of assets	5,000	2,518	3
Purchases of investments - debt securities	(6,995)	(94,791)	(322,004)
Purchases of investments - equity securities	(15,105)	(21,153)	(35,783)
Maturities of investments - debt securities	10,000	13,988	185,000
Sales of investments - debt securities	64,706	152,985	197,548
Sales of investments - equity securities	11,051	21,522	—
Maturities of assets held by special purpose entities	785	787	787
Net cash provided by investing activities	44,065	44,451	21,028
Cash flows from financing activities:
Capital contribution from non-controlling interest	887	193	10,353
Capital distribution to non-controlling interest	(400)	(2,330)	(600)
Capital contribution to unconsolidated affiliate	(1,105)	—	—
Repurchase of common shares	(93,369)	(147,422)	(14,820)
Borrowings on debt	16,644	1,624	—
Principal payments for debt	(1,362)	(1,290)	(497)
Debt issuance costs	(1,158)	(20)	—
Net cash used in financing activities	(79,863)	(149,245)	(5,564)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,622	(51,163)	26,126
Cash, cash equivalents and restricted cash at beginning of the year	192,451	243,614	217,488
Cash, cash equivalents and restricted cash at end of the year	$198,073	$192,451	$243,614

See notes to consolidated financial statements.

F  9

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	Year Ended December 31,
	2018	2017	2016
Cash and cash equivalents	$195,155	$192,083	$241,111
Restricted cash included in other assets	2,918	368	2,503
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$198,073	$192,451	$243,614

Restricted cash includes amounts set aside as a requirement of financing for certain of the Company’s developments. Restricted cash as of December 31, 2017 and 2016 also included letters of credit collateral.

	Year Ended December 31,
	2018	2017	2016
Cash paid during the period for:
Interest	$11,852	$11,823	$11,811
Income taxes	$2,005	$5,430	$2,302

Non-cash financing and investment activities:
Increase in notes receivable - PCR Note	$—	$(5,000)	$—
(Decrease) increase in Community Development District debt	$(467)	$174	$955
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(1,273)	$2,525	$139

See notes to consolidated financial statements.

F  10

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations currently concentrated in Northwest Florida. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) hospitality, 3) commercial leasing and sales and 4) forestry. Commencing in the fourth quarter of 2018, our previously titled “resorts and leisure” segment was retitled “hospitality,” with no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

In 2016, the Company’s reportable operating segments were 1) residential real estate, 2) commercial real estate, 3) resorts and leisure 4) leasing operations and 5) forestry. Commencing in the fourth quarter of 2017, the Company’s commercial real estate segment and leasing operations segment were combined into a new segment titled “commercial leasing and sales”. This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. All 2016 segment information has been reclassified to conform to the 2018 and 2017 presentation. The change in reporting segments has no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 21. Segment Information.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate JVs determined to be VIEs. See Note 11. Real Estate Joint Ventures.

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

F  11

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

Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units available for sale.

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins site work for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines not to complete a project, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed probable.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, money market instruments, short term commercial paper and short term U.S. Treasury securities having original maturities at acquisition date, of ninety days or less.

F  12

Investments

Investments – debt securities and restricted investments consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and temporary losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses on investments are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net.

The Company evaluates investments classified as available-for-sale with an unrealized loss to determine if they are other-than-temporarily impaired. This evaluation is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, the Company’s ability and intent to hold investments until the unrealized loss is recovered or until maturity and the amount of the unrealized loss. If a decline in fair value is considered other-than-temporary, the decline is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is recognized in earnings, and the amount of the non-credit related component is recognized in other comprehensive income (loss), unless the Company intends to sell the security or it is more likely than not that the Company will be required to sell the security prior to its anticipated recovery, in which case the decline in fair value is recognized entirely in earnings.

Due to the adoption of ASU 2016-01 on January 1, 2018, investments - equity securities with a readily determinable fair value are recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized holding gains and losses are recognized in investment income, net in the consolidated statements of income. Prior to 2018, unrealized gains and losses related to these investments were recognized in other comprehensive income (loss).

Restricted Investments

The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated balance sheets until they are allocated to current or future 401(k) plan participants for up to the next three years. See Note 18. Employee Benefit Plan.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, such as internally-developed valuation models, which require the reporting entity to develop its own assumptions.

Comprehensive Income

The Company’s comprehensive income includes unrealized gains and losses on available-for-sale securities and restricted investments, which may be temporary.

F  13

Receivables

The Company’s receivables primarily include hurricane insurance proceeds receivable, receivables related to certain homesite sales, claim settlement receivable, homebuilder notes and Pier Park CDD notes. The Company evaluates the carrying value of receivables at each reporting date. Receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates. As of December 31, 2018 and 2017, all amounts were deemed collectable.

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

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;
•	estimated pricing and projected price appreciation over time;
•	the amount and trajectory of price appreciation over the estimated selling period;
•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
•	holding costs to be incurred over the selling period;
•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;

F  14

•	for commercial development property, future pricing is based on sales of comparable property in similar markets; and
•	whether liquidity is available to fund continued development.

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

•

for investments in commercial or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•

for investments in club assets, memberships dues, future rounds and greens fees, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with intent to sell such properties in the near term and under current market conditions. Other homesites, which management does not intend to sell in the near term under current market conditions, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

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

Timber Inventory

The Company estimates its standing timber inventory on an annual basis utilizing a process referred to as a “timber cruise.” Specifically, the Company conducts field measurements of the number of trees, tree height and tree diameter on a sample area equal to approximately 20% of the Company’s timber holdings each year. Inventory data is used to calculate volumes and products along with growth projections to maintain accurate data. Industry practices are used for modeling, including growth projections, volume and product classifications. A depletion rate is established annually by dividing merchantable inventory cost by standing merchantable inventory volume.

F  15

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions and as of December 31, 2018 these balances exceed the amount of FDIC insurance provided on such deposits by $15.9 million. In addition, as of December 31, 2018, the Company had $6.9 million invested in U.S. Treasury securities, $2.0 million invested in two issuers of corporate debt securities that are non-investment grade, $36.1 million invested in five issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, as well as investments of $107.6 million in short term commercial paper from eleven issuers and short term U.S. Treasury securities of $30.0 million.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the average number of common shares outstanding for the period. For the three years ended December 31, 2018, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of December 31, 2018 or 2017. Non-vested restricted stock is included in outstanding shares at the time of grant.

F  16

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.

In accordance with Topic 606, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (1) identifying the contract(s) with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when (or as) the Company satisfies a performance obligation. The adoption of Topic 606 impacted the Company’s residential real estate segment as detailed below and had a de minimis impact on the hospitality segment, but did not impact the commercial leasing and sales or forestry segments. Lease related revenue is excluded from Topic 606. The following summary details the Company’s revenue and the related timing of revenue recognition by segment.

Real Estate Revenue

Revenue from real estate sales, including sales of homesites, commercial properties, operating properties and rural or timberland, is recognized at the point in time when a sale is closed and title and control have been transferred to the buyer. If a performance obligation is not yet complete when title transfers to the buyer, the revenue associated with the incomplete performance obligation is deferred until completed.

Residential real estate revenue includes the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of tap and impact fee credits; marketing fees and other fees on certain transactions.

Effective January 1, 2018, with the adoption of Topic 606, estimated homesite residuals and certain estimated fees are recognized as revenue at the point in time of sale to homebuilders, subject to constraints, and any change in material circumstances from the estimated amounts are updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the year ended December 31, 2018, real estate revenue includes $1.0 million of estimated homesite residuals and $1.1 million of certain estimated fees related to homebuilder homesite sales. Prior to 2018, these homesite residuals and fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite.

Hospitality Revenue

The Company’s hospitality segment generates revenue from the WaterColor Inn and WaterSound Inn, lodging rentals, management of The Pearl Hotel, membership sales, membership reservations, restaurants, golf courses, beach clubs, marina operations and other related resort activities. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable membership initiation fees and management fees.

WaterColor Inn, WaterSound Inn, Lodging and Other Management Services - WaterColor Inn, WaterSound Inn and lodging generate revenue from (1) the WaterColor Inn, WaterSound Inn and other management services, (2) management of The Pearl Hotel, (3) lodging and (4) restaurants. The WaterColor Inn and WaterSound Inn generate revenue from service and daily lodging fees, recognized at the point in time services are provided. Revenue generated from the Company’s management services of The Pearl Hotel includes a monthly management fee, fifty percent of certain resort fees and a percentage of The Pearl Hotel’s gross operating profit, which is recognized over time as time elapses and the Company’s performance obligations are met.  As discussed further in Note 8. Sale of Vacation Rental

F  17

Management, the Company sold its short term vacation rental management business in December 2017. Prior to the sale of the short term vacation rental management business in December 2017, the vacation rental management business generated revenue from the rental of private homes owned by third parties and other services, which included the entire lodging fee collected from the customer, including the homeowner’s portion. A percentage of the fee was remitted to the homeowner and presented in the cost of hospitality revenue. Following the December 2017 sale, the Company no longer manages third party vacation rentals, but continues to manage rental properties the Company owns. The Company’s restaurants generate revenue from food and beverage sales, which are recognized at the point of sale.

Clubs - Club operations include the Company’s golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales. Daily play at the golf courses, merchandise sales and food and beverages sales are recognized at the point of sale. Club membership revenue consists of monthly dues, which are recognized monthly at the point in time as access is provided for the period, membership reservations that are recognized at the point in time when certain performance obligations are met and non-refundable initiation fees that are deferred and recognized ratably over time, which is the estimated membership period.

Leasing Revenue

Leasing revenue is excluded from the adoption of Topic 606 and consists of long term rental revenue from retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Leasing revenue includes properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Windmark JV, as well as the Company’s industrial park, VentureCrossings and other properties.

Leasing revenue within the forestry segment consists primarily of hunting leases, which is recognized as income over the term of each lease. The Company’s marinas generate revenue from boat slip rentals recognized over the term of the lease.

Minimum future base rental revenue on non-cancelable leases for the next five years are:

2019	$10,743
2020	10,214
2021	9,527
2022	9,001
2023	7,127
$46,612

Forestry Product Revenue

Revenue from the sale of the Company’s forestry products is primarily from open market sales of timber on site without the associated delivery costs and is derived from either pay-as-cut sales contracts or timber bid sales.

Under a pay-as-cut sales contract, the risk of loss and title to the specified timber transfers to the buyer when cut by the buyer, and the buyer or some other third party is responsible for all logging and hauling costs, if any. Revenue is recognized at the point in time when risk of loss and title to the specified timber are transferred.

Timber bid sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e., mature pulpwood and/or sawlogs) on a tract of land over the term of the contract. Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed and revenue is recognized at that point in time accordingly. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations.

F  18

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$42,761	$-	$4,801	$1,807	$2,814	$52,183
Hospitality revenue	-	38,736	-	-	-	38,736
Leasing revenue	-	1,237	11,684	806	-	13,727
Timber revenue	108	-	-	5,522	-	5,630
Total revenue	$42,869	$39,973	$16,485	$8,135	$2,814	$110,276

Timing of Revenue Recognition:
Recognized at a point in time	$42,869	$36,700	$4,801	$7,329	$2,814	$94,513
Recognized over time	-	2,036	-	-	-	2,036
Over lease term	-	1,237	11,684	806	-	13,727
Total revenue	$42,869	$39,973	$16,485	$8,135	$2,814	$110,276

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09 that established the principles used to recognize revenue for all entities. In March 2016, the FASB issued ASU 2016‑08 that further clarified the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016‑10 that clarified guidance on identifying performance obligations and to improve the operability and understandability of licensing implementation guidance. In May 2016, the FASB issued ASU 2016‑11 that rescinded SEC guidance pursuant to announcements at the March 3, 2016 Emerging Issues Task Force Meeting. In May 2016, the FASB issued ASU 2016‑12 that provided narrow-scope improvements and practical expedients to Revenue from Contracts with Customers. In December 2016, the FASB issued ASU 2016‑20 that included technical corrections and improvements to Topic 606. The Company adopted the new guidance as of January 1, 2018 and elected to implement Topic 606 using the modified retrospective application, with the cumulative effect recorded as an adjustment to beginning retained earnings. The impact of adopting this guidance resulted in an adjustment to increase retained earnings by $1.5 million, offset by a decrease of $0.4 million related to tax effects, for a net effect of $1.1 million, an increase to accounts receivable, net by $2.1 million and a decrease to investment in real estate, net by $0.6 million as of January 1, 2018, related to the recognition of estimated homesite residuals and certain fees for homesites sold to homebuilders, where the homes had not yet been sold to homeowners as of December 31, 2017.

Financial Instruments

In January 2016, the FASB issued ASU 2016‑01 that amended existing guidance to address certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in results of operations. Additionally, certain disclosure requirements and other aspects of accounting for financial instruments changed as a result of the new guidance. In February 2018, the FASB issued ASU 2018‑03 that included technical corrections and improvements to ASU 2016‑01. The Company adopted ASU 2016‑01 and ASU 2018‑03 simultaneously, effective January 1, 2018, and implemented it using a cumulative-effect adjustment between accumulated other comprehensive loss and retained earnings of $0.9 million, offset by an adjustment of $0.2 million related to tax effects, for a net effect of $0.7 million as of the date of adoption. As a result of the adoption of this guidance the change in the fair value of the Company’s equity investments is recognized in the consolidated statements of income rather than the consolidated statements of comprehensive income.

F  19

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

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016‑18, which required that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted the new guidance as of January 1, 2018, using a retrospective transition method to each period presented. The adoption of this guidance did not have a material impact on the Company’s cash flows.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Loss

In February 2018, the FASB issued ASU 2018‑02, which allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act. The ASU also required additional disclosures that include a description of the accounting policy for releasing income tax effects from accumulated other comprehensive loss, whether the Company elected to reclassify the effects from the Tax Act and information about other tax effects related to the Tax Act that are reclassified from accumulated other comprehensive loss to retained earnings, if any. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period in which the effect of the Tax Act is recognized. Early adoption is permitted, including adoption in an interim period. The Company elected to early adopt the new guidance as of January 1, 2018, and implemented it using a cumulative-effect adjustment to retained earnings from accumulated other comprehensive loss of $0.3 million related to unrealized gains and losses on available-for-sale securities as of the date of adoption. The new guidance also required the Company to disclose its policy on accounting for income tax effects in accumulated other comprehensive loss. In general, the Company applies the aggregate portfolio method with respect to available-for-sale debt securities.

Recently Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02 that amends the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged from existing guidance. This amendment also requires certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01, which provides an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provides clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provides entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 that provides an accounting policy election for certain narrow-scope improvements for lessors. The new guidance will be effective for annual and interim periods beginning after December 15, 2018. Accordingly, the standard is effective for the Company beginning January 1, 2019. During the Company’s evaluation of ASU 2016-02, as amended, the following practical expedients and accounting policies with respect to Topic 842 have been elected and/or adopted effective January 1, 2019:

F  20

•

The Company, as lessee and as lessor, will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•

The Company, as lessee, will not apply the recognition requirements of Topic 842 to short-term (twelve months or less) leases. Instead, the Company, as lessee, will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

•

The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

The Company has elected to implement ASC 842 retrospectively at the beginning of the period of adoption, January 1, 2019, through a cumulative-effect adjustment. The Company estimates an adjustment of less than $0.5 million to increase right-of use assets and lease liabilities for operating leases for which the Company is the lessee. The Company does not anticipate any adjustment related to the leases for which the Company is the lessor.

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	December 31,	December 31,
	2018	2017
Development property:
Residential real estate	$105,323	$100,279
Hospitality	3,726	4,131
Commercial leasing and sales	73,128	53,896
Forestry	2,144	2,488
Corporate	2,497	2,571
Total development property	186,818	163,365

Operating property:
Residential real estate	7,344	7,344
Hospitality	93,046	103,616
Commercial leasing and sales	111,471	110,491
Forestry	19,765	19,510
Other	50	50
Total operating property	231,676	241,011
Less: Accumulated depreciation	67,500	71,752
Total operating property, net	164,176	169,259
Investment in real estate, net	$350,994	$332,624

F  21

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Hospitality development property consists of the improvement and expansion of existing beach club property, land and construction costs related to two gulf-front vacation rental homes and development costs and improvements for other property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the hospitality and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

Operating property includes the following components:

	December 31,	December 31,
	2018	2017
Land and land improvements	$75,663	$77,788
Buildings and building improvements	144,730	152,272
Timber	11,283	10,951
	231,676	241,011
Less: Accumulated depreciation	67,500	71,752
Total operating property, net	$164,176	$169,259

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club, marinas and certain rental properties. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings and Beckrich Office Park as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

Depreciation expense related to real estate investments was $6.0 million, $6.2 million and $6.0 million in 2018, 2017 and 2016, respectively. Depletion and amortization expense related to the Company’s timber operations was $0.5 million in each of 2018, 2017 and 2016.

4. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$6,936	$1	$—	$6,937
Corporate debt securities	2,908	—	(887)	2,021
	9,844	1	(887)	8,958
Restricted investments:
Short-term bond	3,274	—	(9)	3,265
Money market fund	167	—	—	167
	3,441	—	(9)	3,432
	$13,285	$1	$(896)	$12,390

F  22

	December 31, 2017
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$9,892	$—	$(22)	$9,870
Corporate debt securities	67,781	411	(1,817)	66,375
	77,673	411	(1,839)	76,245

Investments - equity securities:
Preferred stock	35,955	423	(1,355)	35,023

Restricted investments:
Short-term bond	4,264	—	(13)	4,251
Money market fund	218	—	—	218
	4,482	—	(13)	4,469
	$118,110	$834	$(3,207)	$115,737

During 2018, net realized losses from the sale of available-for-sale securities were $1.0 million, proceeds from the sale of available-for-sale securities were $64.7 million, proceeds from the maturity of available-for-sale securities were $10.0 million and purchases of available-for-sale securities were $7.0 million.

During 2017, net realized gains from the sale of available-for-sale securities were $10.7 million, proceeds from the sale of available-for-sale securities were $174.5 million, proceeds from the maturity of available-for-sale securities were $14.0 million and purchases of available-for-sale securities were $115.9 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$1,843	$887
Restricted investments:
Short-term bond	—	—	3,265	9
	$—	$—	$5,108	$896

	December 31, 2017
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury securities	$9,870	$22	$—	$—
Corporate debt securities	15,515	691	29,595	1,126
Investments - equity securities:
Preferred stock	11,263	1,337	1,986	18
Restricted investments:
Short-term bond	—	—	4,251	13
	$36,648	$2,050	$35,832	$1,157

As of December 31, 2018, the Company had unrealized losses of $0.9 million related to corporate debt securities and restricted investments. The Company had unrealized losses of $3.2 million as of December 31, 2017, related to U.S. Treasury securities, corporate debt securities, preferred stock investments and restricted investments. As of December 31, 2018 and 2017, the Company did not intend to sell the investments with a material unrealized loss and it is

F  23

more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During 2018, the Company determined that unrealized losses related to its corporate debt securities were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in the Company’s consolidated statements of income. During 2017, the Company determined that unrealized losses related to its corporate debt securities and preferred stock were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of investments – debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations.

	December 31, 2018
	Amortized Cost	Fair Value
Due in one year or less	$9,844	$8,958
Restricted investments	3,441	3,432
	$13,285	$12,390

Investments – Equity Securities

At December 31, 2018, investments – equity securities included $36.1 million of preferred stock investments recorded at fair value. During 2018, the Company had unrealized losses on investments – equity securities of $3.0 million, which were included within investment income, net on the consolidated statements of income due to the adoption of ASU 2016-01 on January 1, 2018. Prior to 2018, unrealized gains and losses related to these investments were recognized in other comprehensive income (loss). As of January 1, 2018, the outstanding unrealized losses of $0.9 million were reclassified to retained earnings with the adoption of ASU 2016-01.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, which wholly owns FCM and FTC. Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of December 31, 2018, clients of FCM and FTC beneficially owned approximately 41.18% of the Company’s common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 43.76% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board and also serve as directors of Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.

Pursuant to the terms of the Investment Management Agreement, as amended, with the Company, FTC agreed to supervise and direct the investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash and cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.

F  24

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$43,346	$—	$—	$43,346
Commercial paper	107,586	—	—	107,586
U.S. Treasury securities	29,998	—	—	29,998
	180,930	—	—	180,930

Investments - debt securities:
U.S. Treasury securities	6,937	—	—	6,937
Corporate debt securities	—	2,021	—	2,021
	6,937	2,021	—	8,958
Investments - equity securities:
Preferred stock	10,470	25,662	—	36,132

Restricted investments:
Short-term bond	3,265	—	—	3,265
Money market fund	167	—	—	167
	3,432	—	—	3,432
	$201,769	$27,683	$—	$229,452

	December 31, 2017
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,505	$—	$—	$10,505
Commercial paper	159,970	—	—	159,970
	170,475	—	—	170,475

Investments - debt securities:
U.S. Treasury securities	9,870	—	—	9,870
Corporate debt securities	—	66,375	—	66,375
	9,870	66,375	—	76,245
Investments - equity securities:
Preferred stock	10,717	24,306	—	35,023

Restricted investments:
Short-term bond	4,251	—	—	4,251
Money market fund	218	—	—	218
	4,469	—	—	4,469
	$195,531	$90,681	$—	$286,212

Money market funds, commercial paper, U.S. Treasury securities, certain preferred stock investments and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds, commercial paper and short term U.S. Treasury securities with a maturity date of
F  25

90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

The Company’s corporate debt securities and certain preferred stock investments are not traded on a nationally recognized exchange, but are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that corporate debt securities and certain preferred stock investments are categorized as Level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2018 and 2017, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 18. Employee Benefit Plan.

Long-lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. During 2018 and 2017, the Company recorded impairment charges of $0.1 million and $0.7 million, respectively, included in cost of hospitality revenue, related to non-strategic hospitality assets. During 2016 the Company recorded an impairment charge of $0.4 million, included in cost of real estate revenue, related to a commercial leasing and sales property.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the Investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the Investments held by SPE - U.S. Treasury securities are measured based on quoted market prices in an active market.
•	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

F  26

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2018			December 31, 2017
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash	$7,384	$7,092	1	$7,989	$7,797	1
Liabilities
Senior Notes held by SPE	$176,775	$193,293	3	$176,537	$198,530	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including the $200.0 million fifteen-year installment Timber Note issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2018, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $7.0 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2018, consist of $176.8 million, net of the $3.2 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

6. Claim Settlement Receivable

On March 24, 2016, the Company entered into a full and final release agreement with BP p.l.c. and various related entities pursuant to which the Company, on its own behalf and on behalf of certain wholly owned subsidiaries, released any and all claims related to the Deepwater Horizon oil spill, which occurred on April 20, 2010. In exchange for this release, the Company will receive $13.2 million, from BP Exploration & Production Inc., a large portion of which will reimburse the Company for expenses incurred. In both October 2018 and 2017, the Company received a payment of $2.7 million and in October 2016 the Company received a payment of $5.0 million. The remaining settlement amount of $2.7 million is due in October 2019. The Company also received a guaranty of payments from BP North America Corporation Inc. As of March 24, 2016, the Company recorded the claim settlement receivable using an imputed interest rate of 3.0%, based on its best estimate of the prevailing market rates for the source of credit, resulting in an initial present value of $12.5 million and a discount of $0.7 million. The claim settlement of $12.5 million was recognized as other income in the Company’s consolidated statements of income for the year ended December 31, 2016. The discount is being accreted over the term of the receivable using the effective interest method. Interest income for the years ended December 31, 2018 and 2017 and the period from March 24, 2016 to December 31, 2016 was $0.1 million, $0.2 million and $0.3 million, respectively.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, which resulted in widespread damage to the area. The majority of the Company’s properties incurred minimal or no damage; however the Company’s Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber and commercial leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and will remain closed during the reconstruction of significant portions of these assets, which is currently underway.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is currently assessing claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not

F  27

be sufficient to cover all losses. Timing differences are likely to exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements.

GAAP guidance provides that property damaged by a natural disaster be evaluated for impairment loss in the period the loss occurs, recording an insurance receivable for the lesser of the expected net insurance recovery or the net book value of damaged assets that are planned to be replaced. Insurance recoveries for business interruption, clean-up and demolition costs, post-event costs or property damage in excess of net book value will be recognized in income in the period received or when all contingencies associated with the recoveries are resolved and the insurance companies have committed to a recovery amount. The impairment loss represents the Company’s estimate of property damage. The Company is continuing to make a full assessment of the extent of the impact.

During 2018, the Company recorded a loss on disposal of assets of $7.3 million related to the net book value of the marinas and certain forestry and commercial leasing assets. As of December 31, 2018, the Company has recognized $7.2 million of insurance proceeds, of which $6.7 million was included in accounts receivable, net and the Company believes is probable of receipt. The loss on disposal of assets and insurance proceeds were recorded in other income, net on the consolidated statements of income. The insurance proceeds receivable are included in other assets on the consolidated balance sheets.

The Company’s timber assets are self-insured and an initial assessment of timber operations revealed an approximate 3% loss of total timber assets, primarily located in eastern Bay County and Gulf County. Approximately 234,000 tons, of timber were affected and is being salvaged or will be lost. During 2018, the Company recorded timber loss expense of $0.3 million included in other income, net on the consolidated statements of income. The majority of the Company’s other timberlands have little or no damage.

The Company has incurred costs of $1.0 million during 2018 for additional hurricane expense items such as clean-up costs, landscape repairs, demolition costs, food spoilage, damaged inventory and temporary housing for employees included in other income, net on the consolidated statements of income. No insurance recoveries have been recorded for these costs, however some of these costs may be covered by business interruption or property insurance.

Costs incurred due to business interruption, primarily at the marinas are currently being evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance. As of December 31, 2018, no insurance proceeds have been recorded related to business interruption insurance.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

Subsequent to December 31, 2018 and through February 25, 2019, the Company has received $6.1 million of the $6.7 million insurance proceeds receivable from its insurance carriers for property damage.

8. Sale of Vacation Rental Management

In December 2017, the Company entered into and consummated the PCR Purchase Agreement with PCR for the sale of the Company’s short term vacation rental management business. In December 2017, the Company received proceeds of approximately $9.9 million, which resulted in a net gain of $9.8 million, from the PCR Rentals Sale and included $5.0 million in the form of a promissory note. On February 14, 2018, the PCR Note was paid in full. See Note 9. Other Assets for additional information on the PCR Note.

F  28

9. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable, net	$14,061	$8,460
Homesite sales receivable	2,977	—
Notes receivable	2,265	9,522
Prepaid expenses	6,751	6,625
Straight line rent	3,581	3,804
Other assets	6,174	4,637
Retained interest investments	11,536	11,147
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$50,283	$47,133

Accounts Receivable, Net

As of December 31, 2018, accounts receivable, net includes $6.7 million of insurance proceeds receivable related to Hurricane Michael that the Company believes are probable of receipt. See Note 7. Hurricane Michael for additional information.

Homesite Sales Receivable

Effective January 1, 2018, with the adoption of Topic 606, homesite sales receivable from contracts with customers include estimated homesite residuals and certain estimated fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail consumers, which can occur over multiple years. See Note 2. Summary of Significant Accounting Policies for additional information.  The following table presents the changes in homesite sales receivable during 2018:

		Increases Due To
	Balance	Revenue Recognized	Decreases Due to	Balance
	January 1, 2018	for Lots Sold	Amounts Received	December 31, 2018
Homesite sales receivable	$2,585	$2,085	$(1,693)	$2,977

F  29

Notes Receivable

Notes receivable consist of the following:

	December 31,	December 31,
	2018	2017
PCR Note, secured by certain assets, 10% interest rate, principal payments due beginning September 2018 per agreed upon schedule, and any remaining amount outstanding is due by December 2020, paid in full February 2018	$—	$5,000
Pier Park Community Development District notes, non-interest bearing, due September 2022	803	1,527
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due September 2018 and any remaining amount outstanding is due by September 2019	749	904
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due June 2018 and any remaining amount outstanding is due by June 2019	422	857
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, principal payment of $0.1 million due November 2018 and any remaining amount outstanding is due by November 2019, paid in full December 2018	—	1,060
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, principal payment of less than $0.1 million due March 2019 and any remaining amount outstanding is due by March 2020	150	—
Various mortgage notes, secured by certain real estate, bearing interest at various rates	141	174
Total notes receivable	$2,265	$9,522

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of December 31, 2018 and 2017, there was no allowance for doubtful notes receivable.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s consolidated financial statements as of December 31, 2018 and 2017. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.5 million and $11.1 million as of December 31, 2018 and 2017, respectively, recorded in other assets on the Company’s consolidated balance sheets.

F  30

10. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2018	2017
Railroad and equipment	$33,626	$33,626
Furniture and fixtures	22,438	22,552
Machinery and equipment	8,964	9,468
Office equipment	5,237	5,322
Autos and trucks	988	1,012
	71,253	71,980
Less: Accumulated depreciation	60,271	60,697
	10,982	11,283
Construction in progress	1,049	493
Total property and equipment, net	$12,031	$11,776

Depreciation expense on property and equipment was $2.4 million, $1.9 million and $2.1 million in 2018, 2017 and 2016, respectively.

11. Real Estate Joint Ventures

The Company enters into real estate JVs, from time to time, for the purpose of developing real estate in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis.

Consolidated Real Estate Joint Ventures

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 240 unit apartment community. The community will be located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2018 and 2017, the Company owned a 75.0% equity interest in the consolidated JV. The Company’s partners are responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2018 and 2017.

In December 2016, the Company sold all of its interest in the Windmark Beach project to Windmark JV. As of December 31, 2018 and 2017, the Company owned a 49.0% equity interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the WindMark Beach project. The Company determined Windmark JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2018 and 2017.

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2018 and 2017, the Company owned a 60.0% equity interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual

F  31

budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2018 and 2017.

As of December 31, 2017, the Company was the primary beneficiary of Artisan Park, L.L.C. and entitled to 74.0% of the profit or loss of this VIE. The Company is responsible for the day-to-day activities of Artisan Park L.L.C. Effective January 1, 2018, the Company acquired 100.0% ownership interest of Artisan Park, L.L.C.

Unconsolidated Joint Ventures

In April 2018, the Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019. As of December 31, 2018, the Company owned a 50.0% equity interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS, LL is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS, LLC is accounted for using the equity method. As of December 31, 2018, the investment in the unconsolidated JV was $1.1 million. For the year ended December 31, 2018, the Company did not recognize any income or loss on this investment.

Through November 2018, the Company was a partner in ALP and beneficially owned 23.9% of ALP’s outstanding beneficial interest units, for which the Company had no basis. The JV was entered into to develop and sell certain mixed use residential and commercial projects. In November 2018, the Company received a final distribution of $2.2 million, which is recorded in other income, net on the consolidated statements of income.

12. Debt

Debt consists of the following:

	December 31, 2018			December 31, 2017
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$46,423	$446	$45,977	$47,295	$512	$46,783
Loan in the Pier Park Crossings JV, insured by HUD, due June 2060, bearing interest at 4.0%	15,399	1,114	14,285	—	—	—
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,324	—	6,324	7,241	—	7,241
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 4.2% at December 31, 2018)	1,585	16	1,569	1,624	18	1,606
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.2% at December 31, 2018)	1,245	26	1,219	—	—	—
Total debt	$70,976	$1,602	$69,374	$56,160	$530	$55,630

In October 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee

F  32

can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. The PPC JV Loan provides for interest only payments during the first twenty-four months and monthly principal and interest payments thereafter through maturity in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $19.9 million and $21.7 million at December 31, 2018 and 2017, respectively. The Company pays interest on this total outstanding CDD debt. During the second quarter of 2018, the CDD at SouthWood completed a refinance of its 2008 and 2011 bonds into 2018 bonds, reducing the interest rates.

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

In May 2018, a wholly owned subsidiary of the Company entered into a $1.7 million construction loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for interest only payments during the first twelve months and monthly principal and interest payments thereafter with a final balloon payment at maturity. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan. As of December 31, 2018, there was no principal balance and the Company incurred less than $0.1 million of loan costs related to the Beach Homes Loan.

F  33

The aggregate maturities of debt subsequent to December 31, 2018 are:

December 31,
2018
2019	$1,675
2020	1,778
2021	1,962
2022	1,942
2023	1,910
Thereafter	61,709
$70,976

13. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2018	2017
Accounts payable	$10,148	$7,524
Accrued compensation	3,112	2,664
Other accrued liabilities	2,560	5,185
Deferred revenue	17,478	17,864
Club initiation fees	5,676	5,199
Club membership deposits	4,286	4,505
Advance deposits	1,277	1,468
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$47,387	$47,259

Deferred revenue as of December 31, 2018 and 2017 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically.

Advance deposits consist of deposits received on hotel rooms and lodging rentals. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

The following table presents the changes in contract liabilities related to contracts with customers during 2018:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2018	Cash Received	Revenue Recognized	December 31, 2018
Contract liabilities
Club initiation fees	$5,199	$1,886	$(1,409)	$5,676

F  34

14. Income Taxes

Income tax (benefit) expense consist of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$4,305	$7,418	$(22,416)
State	—	48	(64)
Total	4,305	7,466	(22,480)
Deferred:
Federal	488	(23,512)	29,796
State	(5,529)	(1,835)	(169)
Total	(5,041)	(25,347)	29,627
Income tax (benefit) expense	$(736)	$(17,881)	$7,147

Total income tax (benefit) expense was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2018	2017	2016
Income tax (benefit) expense	$(736)	$(17,881)	$7,147
Income tax recorded in accumulated other comprehensive loss
Income tax expense (benefit)	685	(2,488)	2,003
Total income tax (benefit) expense	$(51)	$(20,369)	$9,150

Income tax (benefit) expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2018 and 35% as of December 31, 2017 and 2016 to pre-tax income or loss as a result of the following:

	Year Ended December 31,
	2018	2017	2016
Tax at the statutory federal rate	$6,643	$14,594	$8,065
State income taxes (net of federal benefit)	1,392	1,340	806
Decrease in valuation allowance, net	(4,993)	(142)	(941)
Decrease in uncertain tax positions	(2,165)	—	—
Change in US tax law	(1,035)	(33,542)	—
Dividend received deduction	(322)	(530)	(40)
Other permanent items	(256)	399	(743)
Total income tax (benefit) expense	$(736)	$(17,881)	$7,147

F  35

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
State net operating loss carryforwards	$15,709	$17,237
Impairment losses	38,844	41,837
Prepaid income from land sales	2,597	3,734
Capitalized costs	2,107	—
Other	3,508	322
Total gross deferred tax assets	62,765	63,130
Valuation allowance	—	(4,993)
Total net deferred tax assets	62,765	58,137
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	2,358	525
Deferred gain on land sales and involuntary conversions	19,109	19,671
Installment sales	83,268	85,769
Pension Plan assets transferred to the 401(k) plan	872	1,155
Other	1,473	—
Total gross deferred tax liabilities	107,080	107,120
Net deferred tax liabilities	$(44,315)	$(48,983)

As of December 31, 2018 and 2017, the Company had state net operating loss carryforwards of $357.0 million and $391.7 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2038. As of December 31, 2017, the Company had an income tax receivable of $8.4 million related to the reclassification of a U.S. federal AMT credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to the Company in the years 2018 through 2021. During the year ended December 31, 2018, the U.S. federal AMT credit carryforward decreased $4.5 million to $3.9 million due to the expected utilization in 2018 offset by the 2018 enactment of the Qualified Timber Gain preferential rate and other items impacting the 2017 U.S. federal income tax return.

The Tax Act was enacted on December 22, 2017, and changed many aspects of U.S. corporate income taxation including reducing the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The Company recognized the tax effects of the Tax Act during the year ended December 31, 2017, which included a $33.5 million income tax benefit from the reassessment of net deferred tax balances to reflect the newly enacted tax rate.

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

In 2018, the Company reassessed its need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax profits. Based on this assessment the Company determined it had the ability to fully realize the future benefit of its net operating loss carryforward and released the valuation allowance in full resulting in a $5.0 million tax benefit. As of December 31, 2017, the Company had a valuation allowance of $5.0 million.

The Company had no unrecognized tax benefits as of December 31, 2018 and approximately $2.1 million of total unrecognized tax benefits as of December 31, 2017. During 2018, the Company recognized a $2.1 million income tax benefit due to the expiration of the statute of limitations for the tax year covering the previously unrecognized tax benefits. There were no penalties required to be accrued as of December 31, 2018 and 2017. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

F  36

In December 2016, the Company entered into a JV agreement, pursuant to which the Company sold to Windmark JV all of its interest in the WindMark Beach project. The sale of the WindMark Beach project created a net taxable loss for the Company in 2016. The loss was carried back to 2014 for a federal income tax refund of $21.9 million, which was received during 2017. In addition, the Company received a federal tax refund for 2016 of $4.4 million during 2017.

The Company is currently open to examination by taxing authorities for the years ended December 31, 2015 through 2017. The IRS has completed a limited scope review of the Company’s tax returns for 2015 and 2016 without adjustment.

15. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax, as of December 31, 2018 and 2017:

Unrealized Gain and
(Loss) on Available-
for-Sale Securities
Accumulated other comprehensive income at December 31, 2016	$2,507
Other comprehensive income before reclassifications	1,235
Amounts reclassified from accumulated other comprehensive income	(5,203)
Other comprehensive loss	(3,968)
Accumulated other comprehensive loss at December 31, 2017	$(1,461)
Other comprehensive loss before reclassifications	(2,127)
Amounts reclassified from accumulated other comprehensive loss	2,914
Other comprehensive income	787
Accumulated other comprehensive loss at December 31, 2018	$(674)

The following is a summary of the tax effects allocated to other comprehensive income (loss):

	Year Ended December 31, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(2,845)	$723	$(2,122)
Unrealized loss on restricted investments	(6)	2	(4)
Reclassification adjustment for net loss included in earnings	1,061	(269)	792
Reclassification adjustment for other-than-temporary impairment loss included in earnings	2,330	(592)	1,738
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,472	(685)	787
Other comprehensive income	$1,472	$(685)	$787

(1)

The reclassification into retained earnings relates to the adoption of ASU 2016-01. The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the consolidated statements of comprehensive income. See Note 2. Summary of Significant Accounting Policies.

(2)

The reclassification into retained earnings relates to the adoption of ASU 2018-02. The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act. See Note 2. Summary of Significant Accounting Policies.

F  37

	Year Ended December 31, 2017
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain (loss) on investments and restricted investments:
Unrealized gain on available-for-sale investments	$2,015	$(774)	$1,241
Unrealized loss on restricted investments	(9)	3	(6)
Reclassification adjustment for net gain included in earnings	(10,750)	4,139	(6,611)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	2,288	(880)	1,408
Net unrealized loss	(6,456)	2,488	(3,968)
Other comprehensive loss	$(6,456)	$2,488	$(3,968)

16. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board has approved a Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the years ended December 31, 2018 and 2017, the Company repurchased 5,238,566 and 8,450,294 shares, respectively, of its common stock at an average purchase price of $17.82 and $17.46, per share, respectively, for an aggregate purchase price of $93.4 million and $147.4 million, respectively, pursuant to its Stock Repurchase Program. As of December 31, 2018, the Company had a total authority of $42.9 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

In September 2018, the Company retired 5,238,566 shares of treasury stock at an aggregate cost of $93.4 million. In December 2017, the Company retired 8,450,294 shares of treasury stock at a value of $147.4 million.

Subsequent to December 31, 2018 and through February 25, 2019, the Company purchased an additional 471,500 shares for an aggregate purchase price of $7.1 million.

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

F  38

On May 17, 2016, the Board approved the issuance of 8,919 restricted stock awards to three members of the Board as part of their 2016 compensation package and pursuant to the 2015 Plan. These restricted stock awards vested 25% on the date of issue and 25% on August 17, 2016, November 17, 2016, and February 17, 2017.

For each of the years ended December 31, 2018, 2017 and 2016, the Company recorded expense of $0.1 million, related to restricted stock awards to the Company’s directors.

Issuance of Common Stock for Officer Compensation

Pursuant to the Company’s 2015 Plan, the Company’s named executive officers (“NEOs”) were provided with the opportunity to elect to receive up to 50% of their discretionary cash incentive award for 2017 performance in shares of Company stock and four of the Company’s NEOs elected to do so. On March 15, 2018, 9,956 shares, net of shares withheld for taxes, of restricted stock were granted to four of the Company’s NEOs. The restricted stock vested immediately.

For the year ended December 31, 2018, the Company recorded expense of $0.2 million related to restricted stock awards to the Company’s NEOs.

17. Stock Based Compensation

The Company’s 2015 Performance and Equity Incentive Plan offers a stock incentive plan whereby awards are granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. As of December 31, 2018, 1,469,251 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in other operating and corporate expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2018	2017	2016
Stock compensation expense before tax benefit	$71	$76	$131
Income tax benefit	(19)	(22)	(50)
	$52	$54	$81

In 2018, 2017 and 2016, the Company granted 2,778, 5,334 and 8,919 shares, respectively, of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 5,334, 2,229 and 6,690 vested during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had 2,778 unvested restricted stock units outstanding, which will vest in May 2019. The weighted average grant date fair value of restricted stock units during 2018, 2017 and 2016 were $18.00, $18.75 and $16.82, respectively. The total fair values of restricted stock units that vested were $0.1 million during each 2018, 2017 and 2016.

In 2018, the Company granted 9,956 shares, net of shares withheld for taxes, of restricted stock awards to certain of the Company’s NEO’s as their discretionary cash incentive award for 2017 performance under the 2015 Plan, of which all vested during the year ended December 31, 2018. The weighted average grant date fair value of the restricted stock units granted to the Company’s NEO’s during 2018 was $19.32. The total fair value of restricted stock units related to restricted stock awards to the Company’s NEO’s that vested were $0.2 million during 2018.

F  39

18. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2018 and 2017, the fair value of these assets was recorded in restricted investments on the Company’s consolidated balance sheets and were $3.4 million and $4.5 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next three years. During 2018, 2017 and 2016, the Company recorded an expense of $1.1 million, $1.2 million and $1.4 million, respectively, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of income and was less than a $0.1 million loss for the years ended December 31, 2018 and 2016 and less than a $0.1 million gain for the year ended December 31, 2017.

19. RiverTown Impact Fees

As part of the Company’s April 2014 RiverTown transaction, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), was obligated to pay certain impact fees to the Company prior to April 2, 2019 and, depending on circumstances, potentially thereafter. On April 3, 2018, the Board of County Commissioners for St. Johns County, Florida adopted revised impact fee schedules that went into effect as of July 3, 2018, and increased impact fee rates for residential units. In June 2018, the Company received $23.1 million from Mattamy to pay the estimated impact fees based on Mattamy’s current development plans and the impact fee schedule in effect at the time of the payment. For the year ended December 31, 2018, the impact fees of $23.1 million were included in real estate revenue in the Company’s consolidated statements of income. Mattamy may be required to pay to the Company additional impact fees based on its future development plans. Any consideration the Company may receive for additional impact fees will be based on a variety of factors outside the Company’s control, including impact fee increases or decreases by St. Johns County, home sizes and the number of homes built in the project. The Company received impact fees for a total of $23.7 million, $0.9 million and $0.4 million during 2018, 2017 and 2016, respectively.

F  40

20. Other Income (Expense)

Other income (expense) consists of the following:

	Year Ended December 31,
	2018	2017	2016
Investment income, net
Interest and dividend income	$9,060	$16,380	$6,602
Accretion income	684	1,983	1,829
Net realized (loss) gain on the sale of investments	(973)	10,750	795
Other-than-temporary impairment loss	(2,330)	(2,288)	—
Unrealized loss on investments, net	(3,035)	—	—
Interest income from investments in SPEs	8,197	8,201	8,202
Interest accrued on notes receivable and other interest	547	384	348
Total investment income, net	12,150	35,410	17,776
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,788)	(8,777)	(8,833)
Other interest expense	(3,052)	(3,368)	(3,462)
Total interest expense	(11,840)	(12,145)	(12,295)
Claim settlement	—	—	12,548
Sale of vacation rental management, net	—	9,800	—
Other income, net
Accretion income from retained interest investments	1,232	1,100	991
Insurance proceeds	7,199	—	—
Hurricane expense	(8,628)	—	—
Miscellaneous income, net	1,349	3,613	513
Other income, net	1,152	4,713	1,504
Total other income, net	$1,462	$37,778	$19,533

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investment in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized (loss) gain on the sale of investments include the gains or losses recognized on the sale of an available-for-sale securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the year ended December 31, 2018 and impairments related to the Company’s corporate debt securities and preferred stock investments for the year ended December 31, 2017.

Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities due to the adoption of ASU 2016-01. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive loss.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

F  41

Interest Expense

Interest expense includes interest expense related to the Company’s CDD debt, PPN North JV Loan, Pier Park Outparcel Construction Loan and WaterColor Crossings Construction Loan. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

Claim Settlement

Claim settlement during the year ended December 31, 2016 includes $12.5 million for a settlement related to the Deepwater Horizon oil spill. See Note 6. Claim Settlement Receivable for further discussion.

Sale of Vacation Rental Management, Net

Sale of vacation rental management, net includes proceeds of $9.9 million, which resulted in a gain of $9.8 million from the PCR Rentals sale in December 2017. See Note 8. Sale of Vacation Rental Management for further discussion.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, insurance proceeds, hurricane expenses and other income and expense items.

Insurance proceeds during the year ended December 31, 2018, includes $7.2 million of hurricane insurance proceeds that the Company believes are probable of receipt. Hurricane expenses during the year ended December 31, 2018, includes  a $7.3 million loss on disposal of assets related to damage from Hurricane Michael and $1.3 million of additional hurricane expenses. See Note 7. Hurricane Michael for additional information. Miscellaneous income, net primarily consists of $2.2 million of income related to the final distribution from the Company’s unconsolidated JV ALP, offset by $0.6 million for a homeowners’ association settlement related to one of the Company’s residential communities. During 2017, the Company negotiated an insurance settlement that resulted in proceeds of $3.5 million, included within miscellaneous income, net, for reimbursement of certain attorney fees and related costs incurred by the Company.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.0%.

21. Segment Information

The Company currently conducts primarily all of its business in the following four operating segments: 1) residential real estate, 2) hospitality, 3) commercial leasing and sales and 4) forestry. Prior to the fourth quarter of 2017, commercial real estate and leasing operations were treated as individual operating segments. See Note 1. Nature of Operations for additional information.

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

F  42

Information by business segment is as follows:

	Year Ended December 31,
	2018	2017	2016
Operating revenue:
Residential real estate (a)	$42,869	$21,747	$19,483
Hospitality	39,973	54,820	57,284
Commercial leasing and sales	16,485	14,510	11,929
Forestry revenue	8,135	8,443	7,791
Other (b)	2,814	518	375
Consolidated operating revenue	$110,276	$100,038	$96,862

Cost of revenue:
Cost of residential real estate revenue	$9,775	$12,455	$6,383
Cost of hospitality revenue	33,825	47,816	50,229
Cost of commercial leasing and sales revenue	6,397	5,979	4,431
Cost of forestry revenue	1,097	903	1,121
Cost of other revenue	223	41	30
Consolidated cost of revenue	$51,317	$67,194	$62,194

Other operating and corporate expenses:
Residential real estate	$4,695	$4,297	$5,744
Hospitality	555	494	547
Commercial leasing and sales	3,183	3,444	3,492
Forestry	384	396	530
Other	11,740	11,751	12,706
Consolidated other operating and corporate expenses	$20,557	$20,382	$23,019

Depreciation, depletion and amortization:
Residential real estate	$167	$187	$286
Hospitality	3,761	4,225	4,402
Commercial leasing and sales	4,411	3,729	3,137
Forestry	514	575	552
Other	145	169	194
Consolidated depreciation, depletion and amortization	$8,998	$8,885	$8,571

Investment income, net:
Residential real estate and other	$320	$89	$97
Corporate (c)	11,830	35,321	17,679
Consolidated investment income, net	$12,150	$35,410	$17,776

Interest expense:
Residential real estate	$(867)	$(1,164)	$(1,284)
Commercial leasing and sales	(2,180)	(2,200)	(2,169)
Corporate and other (d)	(8,793)	(8,781)	(8,842)
Consolidated interest expense	$(11,840)	$(12,145)	$(12,295)

Sale of vacation rental management, net:
Hospitality (e)	$—	$9,800	$—
Consolidated sale of vacation rental management, net	$—	$9,800	$—

F  43

Income (loss) before income taxes:
Residential real estate (a)	$27,084	$3,903	$5,887
Hospitality (e)	1,652	12,444	2,087
Commercial leasing and sales	(121)	(836)	(1,233)
Forestry	6,222	6,586	5,609
Corporate (b) (c) (d)	(3,971)	19,258	10,261
Consolidated income before income taxes	$30,866	$41,355	$22,611

Capital expenditures:
Residential real estate	$15,865	$8,407	$3,319
Hospitality	7,400	4,918	1,287
Commercial leasing and sales	20,483	25,248	6,836
Forestry	1,069	1,100	1,095
Other	379	207	321
Total capital expenditures	$45,196	$39,880	$12,858

	December 31,	December 31,
	2018	2017
Total assets:
Residential real estate	$125,642	$117,732
Hospitality	70,746	83,151
Commercial leasing and sales	182,658	163,271
Forestry	20,189	20,212
Other	471,727	536,627
Total assets	$870,962	$920,993

(a)	Includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees.
(b)	Includes revenue of $2.2 million in 2018 related to a specific sale of mitigation bank credits.
(c)	Includes interest income from investments in SPEs of $8.2 million in each 2018, 2017 and 2016.
(d)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2018, 2017 and 2016.
(e)	Includes proceeds of $9.9 million, which resulted in a net gain of $9.8 million from the PCR Rentals sale in 2017. See Note 8. Sale of Vacation Rental Management.

22. Commitments and Contingencies

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

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business, including litigation related to its prior homebuilding and development activities. The Company cannot make assurances that it will be successful in defending these matters.

F  44

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

The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites that have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred or range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. The Company is in the process of assessing certain properties in regard to the effects, if any, on the environment from the disposal or release of wastes or substances. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million and $1.3 million as of December 31, 2018 and 2017, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At December 31, 2018 and 2017, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million and $8.6 million, respectively, as well as standby letters of credit in the amount of less than $0.1 million at December 31, 2017, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2018, the Company had a total of $34.6 million in contractual obligations.

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

F  45

23. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2018
Operating revenue	$16,301	$23,676	$50,434	$19,865
Operating (loss) income	$(1,343)	$1,944	$29,344	$(541)
Net (loss) income attributable to the Company	$(66)	$5,483	$26,195	$757
Basic and diluted income per share attributable to the Company (1)	$—	$0.09	$0.41	$0.01
2017
Operating revenue	$21,891	$33,988	$30,647	$13,512
Operating (loss) income	$(1,555)	$4,787	$4,927	$(4,582)
Net income attributable to the Company	$38,503	$5,943	$10,764	$4,368
Basic and diluted income per share attributable to the Company (1)	$0.58	$0.08	$0.15	$0.06

(1)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

F  46

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(in thousands)

		Initial Cost to Company (2)			Gross Amount at December 31, 2018
				Costs Capitalized
				Subsequent to					Date of	Depreciation
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Accumulated	Construction or	Life
Description (1)	Encumbrances	Improvements	Improvements	Construction (3)	Improvements	Improvements	Total	Depreciation	Acquisition	(In Years)
Residential developments	$1,471	$48,430	$10,954	$53,283	$111,207	$1,460	$112,667	$2,044	through 2018	5-25
Hospitality
WaterColor Inn	—	2,237	15,790	6,778	3,259	21,546	24,805	9,591	2002. 2013, 2018	10 - 40
Clubs and golf courses	—	34,227	16,272	3,105	37,137	16,467	53,604	20,623	2001 - 2007, 2018	10 - 25
Marinas	—	5,351	2,540	329	5,559	2,661	8,220	1,517	2006 - 2007	10 - 25
Other	—	—	10,054	89	—	10,143	10,143	4,232	2008 - 2009	10 - 30
Commercial leasing and sales
Leasing properties:
Pier Park North	45,977	13,711	35,243	3,115	13,711	38,358	52,069	7,643	2014 - 2017	15 - 39
Town centers	—	713	21,887	(2,138)	787	19,675	20,462	15,424	2001 - 2008	10 - 25
VentureCrossings	—	5,791	24,490	(2,566)	3,775	23,940	27,715	3,433	2012. 2017	10 - 39
Pier Park Crossings	14,285	705	—	13,092	13,796	—	13,796	—	2018	N/A
Other	2,788	2,962	8,684	2,970	5,933	8,684	14,617	913	through 2018	10 - 39
Commercial developments	4,853	34,922	—	21,018	55,940	—	55,940	66	through 2018	5
Timberlands	—	6,687	1,796	11,282	17,969	1,796	19,765	1,983	n/a	5 - 30
Unimproved land	—	85	—	4,606	4,691	—	4,691	31	n/a	15 - 20
Total	$69,374	$155,821	$147,710	$114,963	$273,764	$144,730	$418,494	$67,500

(1)	All real estate properties are located in Northwest Florida.
(2)	Includes initial costs to the Company to place the assets in service.
(3)	Includes cumulative impairments.

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2018 for federal income tax purposes is approximately $432.7 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31,	December 31,	December 31,
	2018	2017	2016
Balance at beginning of the year	$404,376	$381,969	$377,668
Amounts capitalized	43,306	39,261	13,875
Impairments	(99)	(714)	(357)
Cost of real estate sold	(18,928)	(14,274)	(6,489)
Amounts retired or adjusted	(10,161)	(1,866)	(2,728)
Balance at the end of the year	$418,494	$404,376	$381,969

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31,	December 31,	December 31,
	2018	2017	2016
Balance at beginning of the year	$71,752	$67,349	$64,069
Depreciation expense	6,018	6,245	6,002
Amounts retired or adjusted	(10,270)	(1,842)	(2,722)
Balance at the end of the year	$67,500	$71,752	$67,349

F  47

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2018

(in thousands)

							Principal Amount of
			Periodic		Face	Carrying	Loans Subject to
			Payment		Amount of	Amount of	Delinquent Principal
Description (a)	Interest Rate	Final Maturity Date	Terms	Prior Liens	Mortgages	Mortgages	or Interest
Seller financing, residential homesites	5.5%	September 2019	P&I(b)	—	$749	$749	—
Seller financing, residential homesites	5.5%	June 2019	P&I(b)	—	422	422	—
Seller financing, residential homesites	6.3%	March 2020	P&I(c)	—	150	150	—
Various other seller financing, rural land	6.4% to 6.7%	December 2022 through November 2023	P&I(d)	—	141	141	—
Total(e)					$1,462	$1,462

(a)	All seller financed properties are located in Northwest Florida.
(b)

Annual principal payment of $0.1 million due and interest is paid quarterly over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(c)

Annual principal payment of $0.1 million due and interest is accrued over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.

(d)	Principal and interest is paid monthly.
(e)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Balance at beginning of the year	$2,995	$242	$570
Additions during the year - new mortgage loans	1,471	2,821	—
Deductions during the year:
Collections of principal	3,004	68	328
Foreclosures	—	—	—
Balance at the end of the year	$1,462	$2,995	$242

F  48