Form 10-Q
period 2019-03-31
ST JOE CO
filed 2019-05-01
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 1‑10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida	59‑0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

133 South Watersound Parkway
Watersound, Florida	32461
(Address of principal executive offices)	(Zip Code)

(850) 231‑6400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, no par value	JOE	New York Stock Exchange
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

As of April 29, 2019, there were 60,200,534 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Investment in real estate, net	$364,715	$350,994
Cash and cash equivalents	190,821	195,155
Investments - debt securities	9,817	8,958
Investments - equity securities	38,186	36,132
Other assets	52,541	60,308
Property and equipment, net of accumulated depreciation of $60,874 and $60,271 at March 31, 2019 and December 31, 2018, respectively	12,749	12,031
Investments held by special purpose entities	207,011	207,384
Total assets	$875,840	$870,962
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$77,792	$69,374
Other liabilities	46,369	47,387
Deferred tax liabilities, net	44,522	44,315
Senior Notes held by special purpose entity	176,837	176,775
Total liabilities	345,520	337,851

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 60,672,034 issued at March 31, 2019 and December 31, 2018; and 60,200,534 and 60,672,034 outstanding at March 31, 2019 and December 31, 2018, respectively	331,408	331,395
Retained earnings	189,447	187,450
Accumulated other comprehensive loss	(68)	(674)
Treasury stock at cost, 471,500 shares held at March 31, 2019	(7,073)	—
Total stockholders’ equity	513,714	518,171
Non-controlling interest	16,606	14,940
Total equity	530,320	533,111
Total liabilities and equity	$875,840	$870,962

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of March 31, 2019 and December 31, 2018, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Windmark JV, LLC (“Windmark JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of March 31, 2019, the consolidated balances attributable to the Company’s consolidated variable interest entities also include Origins Crossings, LLC (“Origins Crossings JV”). The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt, Net.

	March 31,	December 31,
	2019	2018
ASSETS
Investment in real estate	$77,557	$70,124
Cash and cash equivalents	4,763	2,113
Other assets	14,139	16,165
Investments held by special purpose entity	207,011	207,384
Total assets	$303,470	$295,786
LIABILITIES
Debt, net	$66,360	$60,262
Other liabilities	1,861	5,773
Senior Notes held by special purpose entity	176,837	176,775
Total liabilities	$245,058	$242,810

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Real estate revenue	$4,591	$7,702
Hospitality revenue	7,431	7,079
Leasing revenue	3,506	3,418
Timber revenue	495	1,666
Total revenue	16,023	19,865
Expenses:
Cost of real estate revenue	1,833	4,169
Cost of hospitality revenue	7,065	6,710
Cost of leasing revenue	1,066	1,113
Cost of timber revenue	141	213
Other operating and corporate expenses	5,968	5,946
Depreciation, depletion and amortization	2,111	2,255
Total expenses	18,184	20,406
Operating loss	(2,161)	(541)
Other income (expense):
Investment income, net	6,046	3,665
Interest expense	(2,942)	(3,025)
Other income, net	1,698	277
Total other income, net	4,802	917
Income before income taxes	2,641	376
Income tax (expense) benefit	(661)	249
Net income	1,980	625
Net loss attributable to non-controlling interest	17	132
Net income attributable to the Company	$1,997	$757

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	60,321,028	65,476,054
Net income per share attributable to the Company	$0.03	$0.01

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income:	$1,980	$625
Other comprehensive income (loss):
Available-for-sale investment items:
Net unrealized gain (loss) on available-for-sale investments	799	(803)
Net unrealized gain (loss) on restricted investments	11	(9)
Reclassification of net realized loss included in earnings	2	1,078
Reclassification into retained earnings (1)	—	932
Reclassification of other-than-temporary impairment loss included in earnings	—	63
Total before income taxes	812	1,261
Income tax expense (2)	(206)	(632)
Total other comprehensive income, net of tax	606	629
Total comprehensive income, net of tax	$2,586	$1,254

(1)

The reclassification into retained earnings for the three months ended March 31, 2018 relates to the adoption of Accounting Standards Update (“ASU”) 2016‑01 Financial Instruments - Overall, as amended (“ASU 2016‑01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income.

(2)

Income tax expense for the three months ended March 31, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018‑02 Income Statement - Reporting Comprehensive Income (“ASU 2018‑02”). The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”).

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Capital contribution from non-controlling interest	—	—	—	—	—	1,683	1,683
Stock based compensation expense	—	13	—	—	—	—	13
Repurchase of common shares	(471,500)	—	—	—	(7,073)	—	(7,073)
Other comprehensive income, net of tax	—	—	—	606	—	—	606
Net income	—	—	1,997	—	—	(17)	1,980
Balance at March 31, 2019	60,200,534	$331,408	$189,447	$(68)	$(7,073)	$16,606	$530,320

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	64	64
Stock based compensation expense	—	28	—	—	—	—	28
Issuance of common stock for officer compensation, net of tax withholding	9,956	204	—	—	—	—	204
Repurchase of common shares	(764,825)	—	—	—	(13,695)	—	(13,695)
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income, net of tax	—	—	—	246	—	—	246
Net income	—	—	757	—	—	(132)	625
Balance at March 31, 2018	65,142,997	$425,223	$155,838	$(832)	$(13,695)	$14,662	$581,196

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,980	$625
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	2,111	2,255
Stock based compensation	13	232
Loss on sale of investments	2	1,078
Unrealized (gain) loss on investments, net	(2,049)	538
Other-than-temporary impairment loss	—	63
Deferred income tax benefit	—	(550)
Cost of real estate sold	1,613	3,943
Expenditures for and acquisition of real estate to be sold	(7,085)	(3,045)
Accretion income and other	(361)	(524)
Loss on disposal of property and equipment	—	7
Gain on land contribution	(1,472)	—
Changes in operating assets and liabilities:
Other assets	4,645	596
Other liabilities	(1,284)	(2,999)
Income taxes receivable	661	—
Net cash (used in) provided by operating activities	(1,226)	2,219
Cash flows from investing activities:
Expenditures for operating property	(8,834)	(3,914)
Expenditures for property and equipment	(1,182)	(590)
Proceeds from the disposition of assets	—	5,000
Proceeds from the settlement of insurance claims	5,798	—
Purchases of investments - equity securities	(5)	(10,442)
Purchases of restricted investments	(23)	(20)
Sales of investments - debt securities	—	30,871
Sales of restricted investments	1,138	1,087
Maturities of assets held by special purpose entities	414	415
Net cash (used in) provided by investing activities	(2,694)	22,407
Cash flows from financing activities:
Capital contribution from non-controlling interest	—	64
Capital contribution to unconsolidated affiliate	(254)	—
Repurchase of common shares	(7,073)	(13,695)
Borrowings on debt	7,279	33
Principal payments for debt	(236)	(215)
Principal payments under finance lease obligation	(4)	—
Debt issuance costs	(21)	(27)
Net cash used in financing activities	(309)	(13,840)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,229)	10,786
Cash, cash equivalents and restricted cash at beginning of the period	198,073	192,451
Cash, cash equivalents and restricted cash at end of the period	$193,844	$203,237

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	Three Months Ended
	March 31,
	2019	2018
Cash and cash equivalents	$190,821	$202,585
Restricted cash included in other assets	3,023	652
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$193,844	$203,237

Restricted cash includes amounts set aside as a requirement of financing for certain of the Company’s developments.

	Three Months Ended
	March 31,
	2019	2018
Cash paid during the period for:
Interest	$5,135	$5,128
Income taxes	$—	$2,005

Non-cash financing and investment activities:
Non-cash contribution to equity method investment	$(1,730)	$—
Increase in capital contribution from non-controlling interest	$1,683	$—
Increase in Community Development District debt	$1,371	$15
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$336	$818

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations concentrated in Northwest Florida. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following four reportable operating segments: 1) residential real estate, 2) hospitality, 3) commercial leasing and sales and 4) forestry. Commencing in the fourth quarter of 2018, the Company’s previously titled “resorts and leisure” segment was retitled “hospitality,” with no effect on the condensed consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2018 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2018 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

The interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2018 annual financial statements, except for recently adopted accounting pronouncements detailed below. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida in a number of specific development projects. Uncertain economic conditions could have an adverse impact on the Company’s real estate values and could cause the Company to sell assets at depressed values in order to pay ongoing obligations.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of March 31, 2019, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2019 the company had $7.0 million invested in U.S. Treasury securities, $2.8 million invested in two issuers of corporate debt securities that are non-investment grade, $38.2 million invested in five issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, as well as investments of $168.1 million in short term commercial paper from twenty issuers.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the average number of common shares outstanding for the period. For the three months ended March 31, 2019 and 2018, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of March 31, 2019 or March 31, 2018. Non-vested restricted stock is included in outstanding shares at the time of grant.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (“ASU 2016-02”) that amended the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged by this amendment. This amendment also required certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01, which provided an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provided clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provided entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 that provided an accounting policy election for certain narrow-scope improvements for lessors. In March 2019, the FASB issued ASU 2019-01 that provided clarifications and improvements to ASU 2016-02. During the Company’s evaluation of ASU 2016-02, as amended, (“Topic 842”) the following practical expedients and accounting policies with respect to Topic 842 have been elected and/or adopted effective January 1, 2019:

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

•

The Company, as lessor, will not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under Accounting Standards

Codification Topic 606, Revenue from Contracts with Customers. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

The Company adopted the new guidance, including amendments, as of January 1, 2019 and has elected to implement Topic 842 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. As of the date of adoption a cumulative-effect adjustment was not necessary and the Company recognized an operating lease right-of use assets of $0.4 million and corresponding operating lease liabilities of $0.4 million based on the present value of minimum rental payments related to leases for which the Company is the lessee. The operating lease right-of-use assets and corresponding operating lease liabilities are included within other assets and other liabilities, respectively, on the condensed consolidated balance sheets. There were no adjustments related to the leases for which the Company is the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Recently Issued Accounting Pronouncements

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	March 31,	December 31,
	2019	2018
Development property:
Residential real estate	$110,819	$105,323
Hospitality	5,429	3,726
Commercial leasing and sales	78,949	73,128
Forestry	2,144	2,144
Corporate	2,557	2,497
Total development property	199,898	186,818

Operating property:
Residential real estate	7,344	7,344
Hospitality	93,046	93,046
Commercial leasing and sales	113,189	111,471
Forestry	20,141	19,765
Other	50	50
Total operating property	233,770	231,676
Less: Accumulated depreciation	68,953	67,500
Total operating property, net	164,817	164,176
Investment in real estate, net	$364,715	$350,994

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

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club, marinas and certain vacation rental properties. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings and Beckrich Office Park, as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

4. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	March 31, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$6,978	$1	$—	$6,979
Corporate debt securities	2,927	—	(89)	2,838
	9,905	1	(89)	9,817
Restricted investments:
Short-term bond	2,210	5	—	2,215
Money market fund	113	—	—	113
	2,323	5	—	2,328
	$12,228	$6	$(89)	$12,145

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$6,936	$1	$—	$6,937
Corporate debt securities	2,908	—	(887)	2,021
	9,844	1	(887)	8,958
Restricted investments:
Short-term bond	3,274	—	(9)	3,265
Money market fund	167	—	—	167
	3,441	—	(9)	3,432
	$13,285	$1	$(896)	$12,390

During the three months ended March 31, 2019, net realized losses from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.1 million and purchases of available-for-sale securities were less than $0.1 million.

During the three months ended March 31, 2018, net realized losses from the sale of available for-sale securities were $1.1 million, proceeds from the sale of available-for-sale securities were $32.0 million and purchases of available-for sale securities were less than $0.1 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

March 31, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$2,838	$89

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$1,843	$887
Restricted investments:
Short-term bond	—	—	3,265	9
	$—	$—	$5,108	$896

As of March 31, 2019, the Company had unrealized losses of $0.1 million related to corporate debt securities. The Company had unrealized losses of $0.9 million as of December 31, 2018 related to corporate debt securities and restricted investments. As of March 31, 2019 and December 31, 2018, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the three months ended March 31, 2018, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $0.1 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	March 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$9,905	$9,817
Restricted investments	2,323	2,328
	$12,228	$12,145

Investments - Equity Securities

As of March 31, 2019 and December 31, 2018, investments - equity securities included $38.2 million and $36.1 million, respectively, of preferred stock investments recorded at fair value. During the three months ended March 31, 2019 the Company had an unrealized gain on investments - equity securities of $2.0 million, compared to an unrealized loss on investments – equity securities of $0.5 million during the three months ended March 31, 2018, which were included within investment income, net on the condensed consolidated statements of income.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme

Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC) and the Fairholme Trust Company, L.L.C. (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation). Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of March 31, 2019, clients of FCM and FTC beneficially owned approximately 41.47% of the Company’s common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 44.07% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board and also serve as directors of Fairholme Funds, Inc. Mr. Alvarez is also a director of FTC.

Pursuant to the terms of an Investment Management Agreement, as amended, with the Company (the “Investment Management Agreement”), FTC agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$5,711	$—	$—	$5,711
Commercial paper	168,076	—	—	168,076
	173,787	—	—	173,787

Investments - debt securities:
U.S. Treasury securities	6,979	—	—	6,979
Corporate debt securities	—	2,838	—	2,838
	6,979	2,838	—	9,817

Investments - equity securities:
Preferred stock	10,755	27,431	—	38,186

Restricted investments:
Short-term bond	2,215	—	—	2,215
Money market fund	113	—	—	113
	2,328	—	—	2,328
	$193,849	$30,269	$—	$224,118

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$43,346	$—	$—	$43,346
Commercial paper	107,586	—	—	107,586
U.S. Treasury securities	29,998	—	—	29,998
	180,930	—	—	180,930

Investments - debt securities:
U.S. Treasury securities	6,937	—	—	6,937
Corporate debt securities	—	2,021	—	2,021
	6,937	2,021	—	8,958

Investments - equity securities:
Preferred stock	10,470	25,662	—	36,132

Restricted investments:
Short-term bond	3,265	—	—	3,265
Money market fund	167	—	—	167
	3,432	—	—	3,432
	$201,769	$27,683	$—	$229,452

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

Restricted investments are included within other assets on the condensed consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2019 and December 31, 2018, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 8. Other Assets.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by SPEs - U.S. Treasury securities are measured based on quoted market prices in an active market.
•	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2019			December 31, 2018
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash	$7,011	$6,809	1	$7,384	$7,092	1
Liabilities
Senior Notes held by SPE	$176,837	$196,106	3	$176,775	$193,293	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2019, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.6 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2019 consist of $176.8 million, net of the $3.2 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

During the fourth quarter of 2018, the Company recorded a loss on disposal of assets related to the net book value of the marinas and certain forestry and commercial leasing assets. During the three months ended March 31, 2019, the Company recognized $0.3 million of insurance proceeds, included in other income, net on the condensed consolidated statements of income. As of March 31, 2019 and December 31, 2018, accounts receivable, net included $0.9 million and $6.7 million, respectively, related to insurance proceeds the Company believes is probable of receipt. The insurance proceeds receivable are included in other assets on the condensed consolidated balance sheets.

During the three months ended March 31, 2019, the Company has incurred costs of $0.3 million for additional hurricane expenses for repairs, clean-up costs, landscape repairs, demolition costs, professional fees and temporary housing for employees included in other income, net on the condensed consolidated statements of income. No insurance recoveries have been recorded for these costs, however some of these costs may be covered by business interruption or property insurance.

Costs incurred due to business interruption, primarily at the marinas, are currently being evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance. As of March 31, 2019, no insurance proceeds have been recorded related to business interruption insurance.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

Subsequent to March 31, 2019, the Company received the $0.9 million of insurance proceeds receivable as of March 31, 2019 from its insurance carriers for property damage.

7. Leases

Leasing revenue consists of long term rental revenue from retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

Three Months Ended
March 31, 2019
Leasing revenue
Lease payments	$2,680
Variable lease payments	826
Total leasing revenue	$3,506

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2019, for the next five years ending December 31 are:

2019	$8,480
2020	10,852
2021	9,788
2022	8,995
2023	7,110
$45,225

As of March 31, 2019, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in hospitality operations with remaining lease terms up to the year 2024. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Prior to the adoption ASU 2016-02 on January 1, 2019 lease assets and liabilities for operating leases were not recognized. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

Three Months Ended
March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$4
Interest on lease liability	1
Operating lease cost	52
Short-term lease cost	64
Total lease cost	$121

Other information
Weighted-average remaining lease term - finance lease (in years)	4.9
Weighted-average remaining lease term - operating leases (in years)	1.9
Weighted-average discount rate - finance lease	5.0%
Weighted-average discount rate - operating leases	5.0%

The aggregate payments of finance lease liability subsequent to March 31, 2019, for the years ending December 31 are:

2019	$41
2020	54
2021	54
2022	54
2023	54
Thereafter	10
Total	267
Less imputed interest	(31)
Total finance lease liability	$236

The aggregate payments of operating lease liabilities subsequent to March 31, 2019, for the years ending December 31 are:

2019	$141
2020	145
2021	78
Total	364
Less imputed interest	(20)
Total operating lease liabilities	$344

8. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2019	2018
Restricted investments	$2,328	$3,432
Accounts receivable, net	7,373	14,061
Homesite sales receivable	2,691	2,977
Claim settlement receivable	2,699	2,679
Notes receivable	1,791	2,265
Income tax receivable	3,253	3,914
Prepaid expenses	6,727	6,751
Straight-line rent	3,534	3,581
Operating lease right-of-use assets	344	—
Investment in unconsolidated joint venture	3,088	1,105
Other assets	6,133	5,069
Retained interest investments	11,645	11,536
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$52,541	$60,308

Restricted Investments

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next two years. During both the three months ended March 31, 2019 and 2018, the Company recorded an expense of $1.1 million, for the fair value of the assets, less expenses that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three months ended March 31, 2019 and 2018. Refer to Note 5. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

As of March 31, 2019 and December 31, 2018, accounts receivable, net includes $0.9 million and $6.7 million of insurance proceeds receivable related to Hurricane Michael that the Company believes are probable of receipt. During the three months ended March 31, 2019, the Company received $5.8 million of insurance proceeds receivable from its insurance carriers for property damage. See Note 6. Hurricane Michael for additional information.

Homesite Sales Receivable

Homesite sales receivable from contracts with customers include estimated homesite residuals and certain estimated fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail consumers, which can occur over multiple years. The following table presents the changes in homesite sales receivable:

		Increases Due To
	Balance	Revenue Recognized	Decreases Due to	Balance
	January 1, 2019	for Homesites Sold	Amounts Received	March 31, 2019
Homesite sales receivable	$2,977	$138	$(424)	$2,691

		Increases Due To
	Balance	Revenue Recognized	Decreases Due to	Balance
	January 1, 2018	for Homesites Sold	Amounts Received	March 31, 2018
Homesite sales receivable	$2,585	$629	$(450)	$2,764

Claim Settlement Receivable

The remaining settlement amount of $2.7 million related to the Deepwater Horizon oil spill is due in October 2019.

Notes Receivable

Notes receivable consists of the following:

	March 31,	December 31,
	2019	2018
Pier Park Community Development District notes, non-interest bearing, due September 2022	$803	$803
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due September 2019	416	749
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2019	337	422
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	135	150
Various mortgage notes, secured by certain real estate, bearing interest at various rates	100	141
Total notes receivable	$1,791	$2,265

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of March 31, 2019 and December 31, 2018, there was no allowance for doubtful notes receivable.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2019 and December 31, 2018. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.8 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.6 million and $11.5 million as of March 31, 2019 and December 31, 2018, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

9. Real Estate Joint Ventures

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

Consolidated Real Estate Joint Ventures

Origins Crossings JV

Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to design, develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community that is currently owned by the Company and will be contributed to the JV. As of March 31, 2019, the Company owned a 75.0% equity interest in the consolidated JV. The Company’s partners are responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 240 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2019 and December 31, 2018, the Company owned a 75.0% equity interest in the consolidated JV. The Company’s partners are responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2019 and December 31, 2018.

Windmark JV

In December 2016, the Company sold all of its interest in the Windmark Beach project to Windmark JV. As of March 31, 2019 and December 31, 2018, the Company owned a 49.0% equity interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. The Company determined Windmark JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2019 and December 31, 2018.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2019 and December 31, 2018, the Company owned a 60.0% equity interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2019 and December 31, 2018.

Unconsolidated Joint Ventures

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018, when the Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019 with a fair value of $1.7 million. In addition, during the three months ended March 31, 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of December 31, 2018, the Company had an investment in the JV project of $1.1 million that was contributed to the JV during the first quarter of 2019. As of March 31, 2019 and December 31, 2018, the investment in the unconsolidated JV was $3.1 million and $1.1 million, respectively, which is included in other assets on the condensed consolidated balance sheets. The hotel is currently under construction and the Company did not recognize any income or loss on this investment for the three months ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company owned a 50.0% equity interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	March 31,	December 31,
	2019	2018
BALANCE SHEETS:
Investment in real estate	$4,614	$285
Cash and cash equivalents	2,369	64
Total assets	$6,983	$349

Other liabilities	$805	$3
Equity	6,178	346
Total liabilities and equity	$6,983	$349

10. Debt, Net

Debt consists of the following:

	March 31, 2019			December 31, 2018
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$46,199	$429	$45,770	$46,423	$446	$45,977
Pier Park Crossings JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	21,697	1,107	20,590	15,399	1,114	14,285
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	7,695	—	7,695	6,324	—	6,324
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 4.2% at March 31, 2019)	1,574	16	1,558	1,585	16	1,569
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.2% at March 31, 2019)	1,478	25	1,453	1,245	26	1,219
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.2% at March 31, 2019)	747	21	726	—	—	—
Total debt	$79,390	$1,598	$77,792	$70,976	$1,602	$69,374

In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”), secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $19.9 million as of each March 31, 2019 and December 31, 2018. The Company pays interest on this total outstanding CDD debt.

In March 2017, a wholly owned subsidiary of the Company entered into a $1.6 million construction loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Construction Loan”). The Pier Park Outparcel Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity. The Pier Park Outparcel Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.

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

The aggregate maturities of debt subsequent to March 31, 2019, for the years ending December 31 are:

March 31,
2019
2019	$1,457
2020	1,968
2021	2,174
2022	2,189
2023	2,212
Thereafter	69,390
$79,390

11. Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2019	2018
Accounts payable	$9,186	$10,148
Finance lease liability	236	—
Operating lease liabilities	344	—
Accrued compensation	1,761	3,112
Other accrued liabilities	3,824	2,560
Deferred revenue	17,378	17,478
Club initiation fees	5,976	5,676
Club membership deposits	4,156	4,286
Advance deposits	2,795	1,277
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$46,369	$47,387

Other accrued liabilities include $1.2 million of accrued property taxes as of March 31, 2019, which are generally paid annually in November. As of December 31, 2018 the Company had no accrued property taxes.

Deferred revenue as of March 31, 2019 and December 31, 2018 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	March 31, 2019
Contract liabilities
Club initiation fees	$5,676	$753	$(453)	$5,976

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2018	Cash Received	Revenue Recognized	March 31, 2018
Contract liabilities
Club initiation fees	$5,199	$253	$(272)	$5,180

Advance deposits consist of deposits received on hotel rooms and lodging rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2019 and 2018 to pre-tax income or loss as a result of the following:

	Three Months Ended
	March 31,
	2019	2018
Tax at the federal statutory rate	$555	$107
State income taxes (net of federal benefit)	116	22
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	—	(345)
Decrease in valuation allowance	—	(33)
Other	(10)	—
Total income tax expense (benefit)	$661	$(249)

(1)

The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is included in 2018 income from continuing operations.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any unrecognized tax benefits as of either March 31, 2019 or December 31, 2018.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

Unrealized Gain
on Available-for-
Sale Securities
Accumulated other comprehensive loss at December 31, 2018	$(674)
Other comprehensive income before reclassifications	604
Amounts reclassified from accumulated other comprehensive loss	2
Other comprehensive income	606
Accumulated other comprehensive loss at March 31, 2019	$(68)

Following is a summary of the tax effects allocated to other comprehensive income:

	Three Months Ended March 31, 2019
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized gain on investments - debt securities and restricted investments:
Unrealized gain on available-for-sale investments	$799	$(203)	$596
Unrealized gain on restricted investments	11	(3)	8
Reclassification adjustment for net loss included in earnings	2	—	2
Net unrealized gain	812	(206)	606
Other comprehensive income	$812	$(206)	$606

	Three Months Ended March 31, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(803)	$204	$(599)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for net loss included in earnings	1,078	(273)	805
Reclassification adjustment for other-than-temporary impairment loss included in earnings	63	(16)	47
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,261	(632)	629
Other comprehensive income	$1,261	$(632)	$629

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

During the three months ended March 31, 2019 and 2018, the Company repurchased 471,500 and 764,825 shares, respectively, of its common stock at an average purchase price of $15.00 and $17.90, per share, respectively, for an aggregate purchase price of $7.1 million and $13.7 million, respectively, pursuant to its Stock Repurchase Program. As of March 31, 2019, the Company had a total authority of $35.8 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

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

For each of the three months ended March 31, 2019 and 2018, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

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

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended March 31, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$3,362	$—	$923	$188	$118	$4,591
Hospitality revenue	—	7,431	—	—	—	7,431
Leasing revenue	—	36	3,288	182	—	3,506
Timber revenue	—	—	—	495	—	495
Total revenue	$3,362	$7,467	$4,211	$865	$118	$16,023

Timing of Revenue Recognition:
Recognized at a point in time	$3,362	$6,920	$923	$683	$118	$12,006
Recognized over time	—	511	—	—	—	511
Over lease term	—	36	3,288	182	—	3,506
Total revenue	$3,362	$7,467	$4,211	$865	$118	$16,023

	Three Months Ended March 31, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$6,957	$—	$310	$184	$251	$7,702
Hospitality revenue	—	7,079	—	—	—	7,079
Leasing revenue	—	371	2,840	207	—	3,418
Timber revenue	77	—	—	1,589	—	1,666
Total revenue	$7,034	$7,450	$3,150	$1,980	$251	$19,865

Timing of Revenue Recognition:
Recognized at a point in time	$7,034	$6,754	$310	$1,773	$251	$16,122
Recognized over time	—	325	—	—	—	325
Over lease term	—	371	2,840	207	—	3,418
Total revenue	$7,034	$7,450	$3,150	$1,980	$251	$19,865

16. Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended
	March 31,
	2019	2018
Investment income, net
Interest and dividend income	$1,813	$2,880
Accretion income	61	221
Net realized loss on the sale of investments	(2)	(1,078)
Other-than-temporary impairment loss	—	(63)
Unrealized gain (loss) on investments, net	2,049	(538)
Interest income from investments in SPEs	2,049	2,050
Interest accrued on notes receivable and other interest	76	193
Total investment income, net	6,046	3,665
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,199)	(2,196)
Other interest expense	(743)	(829)
Total interest expense	(2,942)	(3,025)
Other income (expense), net
Gain on land contribution	1,472	—
Accretion income from retained interest investments	320	290
Insurance proceeds	279	—
Hurricane expense	(322)	—
Miscellaneous expense, net	(51)	(13)
Other income, net	1,698	277
Total other income, net	$4,802	$917

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investment in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized loss on the sale of investments include the gains or losses recognized on the sale of available-for-sale securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the three months ended March 31, 2018. Unrealized gain (loss) on investments, net includes unrealized gains or losses on investments - equity securities.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense

Interest expense includes interest expense related to the Company’s CDD debt, PPN JV Loan, Pier Park Outparcel Construction Loan, WaterColor Crossings Construction Loan and finance leases. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

Other Income, Net

Other income, net primarily includes gain on land contribution, income from the Company’s retained interest investments, insurance proceeds, hurricane expenses and other income and expense items. The three months ended March 31, 2019, include a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information. During the three months ended March 31, 2019, the Company received $0.3 million of insurance proceeds and incurred $0.3 million of hurricane expenses related to Hurricane Michael. See Note 6. Hurricane Michael for additional information. These amounts were included in other income, net in the condensed consolidated statements of income.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.9%.

17. Segment Information

The Company conducts primarily all of its business in the following four operating segments: (1) residential real estate, (2) hospitality, (3) commercial leasing and sales and (4) forestry.

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

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” under operating revenue consists of mitigation credit and title fee revenue. The caption entitled “Other” under income (loss) before income taxes consists of corporate operating expenses, net of corporate other income.

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2019	2018
Operating revenue:
Residential real estate	$3,362	$7,034
Hospitality	7,467	7,450
Commercial leasing and sales	4,211	3,150
Forestry revenue	865	1,980
Other	118	251
Consolidated operating revenue	$16,023	$19,865

Income (loss) before income taxes:
Residential real estate	$255	$1,459
Hospitality	(807)	(534)
Commercial leasing and sales	2,490	(90)
Forestry	580	1,531
Other	123	(1,990)
Consolidated income before income taxes	$2,641	$376

	March 31,	December 31,
	2019	2018
Total assets:
Residential real estate	$129,166	$125,642
Hospitality	73,616	70,746
Commercial leasing and sales	192,273	182,658
Forestry	20,464	20,189
Other	460,321	471,727
Total assets	$875,840	$870,962

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million as of each March 31, 2019 and December 31, 2018, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At both March 31, 2019 and December 31, 2018, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of March 31, 2019, the Company had a total of $33.0 million in contractual obligations.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026 (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, the Company and a wholly owned subsidiary of the Company (the “Guarantor”) entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. The Guarantors’ liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of Guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such Guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or Guarantor; and the dissolution of the borrower or Guarantor. As of March 31, 2019, there was no principal balance related to the Pier Park TPS JV Loan.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10‑K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 9 of our annual report on Form 10‑K. Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Business Overview

St. Joe is a real estate development, asset management and operating company with real estate assets and operations concentrated in Northwest Florida, which we predominantly use, or intend to use, for or in connection with, our various residential real estate developments, hospitality operations, commercial developments and leasing operations and our forestry operations.

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

As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate development opportunities. These targeted opportunities are intended to meet market demand where historically we sold land for other developers to meet that market demand. As an operating company, we operate some of the finest hospitality assets that Northwest Florida has to offer.  As an asset management company, we actively manage leasing operations and forestry operations to capture and enhance the value of our real estate assets. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. For the year ended December 31, 2018, we estimate approximately 79% of our revenue was generated from sales, activities, and operations on approximately 2% of our land holdings.

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

Segments

We conduct primarily all of our business in the following four reportable operating segments: (1) residential real estate, (2) hospitality, (3) commercial leasing and sales and (4) forestry. Commencing in the fourth quarter of 2018, our previously titled “resorts and leisure” segment was retitled “hospitality,” with no effect on the condensed consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Three Months Ended March 31,
	2019	2018
Segment Operating Revenue
Residential real estate	21.0%	35.4%
Hospitality	46.6%	37.5%
Commercial leasing and sales	26.3%	15.9%
Forestry	5.4%	10.0%
Other	0.7%	1.2%
Consolidated operating revenue	100.0%	100.0%

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

The Watersound Origins community is a large scale, mixed use community in South Walton County, Florida with direct access to Lake Powell. The community has received government approval for 1,074 single family homesites with an additional multi-family component. As of March 31, 2019, 371 homesites are fully developed, of which 345 have sold. Currently 305 homesites are under site development and clearing is in process for 466 homesites, the development of these 466 homesites will be completed in phases. As of March 31, 2019, we had 487 homesites under contract.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The community has received government approval for 369 single family homesites. As of March 31, 2019, 302 homesites are fully developed, all of which have sold. Currently 67 homesites are under site development, all of which were under contract with builders.

The Breakfast Point East community is a proposed residential community in Bay County, Florida adjacent to and east of the Breakfast Point community. The community has received government approval for 1,760 single family homesites and 440 multi-family units. Planning and design is currently in process for Phase 1 of Breakfast Point East.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The community has received government approval for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,697 homesites are sold. Engineering is currently in process for 68 homesites. As of March 31, 2019, we had 120 homesites under contract with two builders.

The WindMark Beach community is a residential community in Port St. Joe, Florida. The community has received governmental approval for 1,516 residential homesites. To date, 224 homesites are fully developed and sold. Currently, 94 homesites are under site development, all of which were under contract with a builder.

The Latitude Margaritaville Watersound community is a proposed 55+ residential community in Bay County, Florida with direct access to the Gulf Intracoastal Waterway. The community is proposed to be developed as a JV, subject to execution of definitive agreements, with our potential JV partner Minto Communities USA, a homebuilder and community developer. Planning, engineering, and permitting approvals are in process for the sales center and first phase, which is estimated to include approximately 3,000 residential homesites.

The Titus Park and Brannonville communities are proposed residential communities located in east Bay County, Florida. These residential communities are proposed to be developed in multiple phases. Currently clearing is in process for 154 homesites in the Titus Park community and engineering is in process for Phase 1 of the Brannonville community.

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

The Camp Creek community is a proposed residential community located in South Walton County, Florida. The community is adjacent to the Camp Creek Golf Club and is proposed to be developed in multiple phases. Engineering and permitting approvals are currently in process for Phase 1 of the Camp Creek residential community.

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

We had 773 residential homesites under contract as of March 31, 2019, which are expected to result in revenue of approximately $74.5 million at closing of the homesites, which are expected over the next several years. As of March 31, 2018 we had 141 residential homesites under contract, which are expected to result in revenue of approximately $5.9 million ($4.6 million has been realized through March 31, 2019). The increase is due to increased builder contracts for residential homesites.

Hospitality

Our hospitality segment features hotel operations, lodging, restaurants, golf courses, beach clubs, marinas and other resort assets. Our hospitality segment operations are managed for us by a third party management company.

Resorts, Lodging and Other Management Services - We own and operate the award-winning WaterColor Inn, which includes the Fish Out of Water (“FOOW”) restaurant and the WaterSound Inn. We own and operate retail and commercial outlets near our hospitality facilities, including the WaterColor Store. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grille restaurant.

Clubs – Our private membership club, (“The Clubs by Joe”) provides members and guests in our hotels access to our resort facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, and the WaterSound Beach Club. The Clubs by Joe is focused on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort. Below is a description of some of our club properties, which are located in Northwest Florida. As is true with all of our projects, what hospitality real estate will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

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

The Camp Creek Lifestyle Village is a proposed development that is planned to include a health and wellness center, teen room, casual café, tennis center, kid’s playground, leisure pool and a boutique inn.

Marinas - We own and operate two marinas in Northwest Florida, Bay Point Marina and Port St. Joe Marina. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

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

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of March 31, 2019, Pier Park North JV had 320,310 net leasable square feet, of which 96.3% were under lease.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own 243,605 square feet of manufacturing and office space, which are currently under long-term leases that commenced in 2012 and 2017. Additionally, we are constructing a new approximately 60,000 square foot flex space building.

Beckrich Office Park. Beckrich Office Park includes two office buildings located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 95.2% were under lease as of March 31, 2019. Additionally, we are developing a third office building and are constructing a new Starbucks building.

Pier Park Crossings. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The parties are working together to develop and construct a 240 unit apartment community. Construction began in the second quarter of 2018, with leasing to commence upon completion of the initial buildings.

Origins Town Center. The Origins Town Center is entitled for approximately 330,000 square feet of retail and entertainment space, as well as approximately 127,000 square feet of office space. In August 2018, we entered into a lease with Sacred Heart Health Systems to construct an approximately 6,500 square foot healthcare facility in the Origins Town Center. This is planned to be the first commercial project at this location and the project is currently in the permitting phase. In 2019, we formed the Origins Crossings JV to develop, manage and lease apartments in Watersound, Florida. The parties are working together to design, develop and construct Origins Crossings, a 217 unit apartment community. Additionally, we are currently designing a new multi-tenant commercial building.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we announced a JV with InterMountain Management, LLC, to construct and manage a TownePlace Suites by Marriott. Construction began in the fourth quarter of 2018 on the 124 room TownePlace Suites. This JV is unconsolidated and is accounted for under the equity method of accounting. Additionally, we are designing a new 18,000 square foot commercial building to be constructed on a portion of this site.

In addition to the properties listed above, we have a number of projects in the predevelopment stage. These include the Mexico Beach Village Apartments JV, the Busy Bee Convenience Store JV, the Topsail West restaurant, the WaterCrest Assisted Living JV at Topsail, a bank building at North Glades/Breakfast Point, the Beach Commerce Park Flex Space Building, and the Cedar Grove Commerce Park Flex Space Building.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes in these policies during the first three months of 2019, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended
	March 31,
	2019	2018
	In millions
Revenue:
Real estate revenue	$4.6	$7.7
Hospitality revenue	7.4	7.1
Leasing revenue	3.5	3.4
Timber revenue	0.5	1.7
Total revenue	16.0	19.9
Expenses:
Cost of real estate revenue	1.8	4.2
Cost of hospitality revenue	7.1	6.7
Cost of leasing revenue	1.1	1.1
Cost of timber revenue	0.1	0.2
Other operating and corporate expenses	6.0	5.9
Depreciation, depletion and amortization	2.1	2.3
Total expenses	18.2	20.4
Operating loss	(2.2)	(0.5)
Other income (expense):
Investment income, net	6.0	3.6
Interest expense	(2.9)	(3.0)
Other income, net	1.7	0.3
Total other income, net	4.8	0.9
Income before income taxes	2.6	0.4
Income tax (expense) benefit	(0.6)	0.2
Net income	$2.0	$0.6

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended March 31,
	2019	% (1)	2018	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$3.4	73.9%	$7.0	90.9%
Commercial real estate revenue	0.9	19.6%	0.3	3.9%
Rural land and other revenue	0.3	6.5%	0.4	5.2%
Real estate revenue	$4.6	100.0%	$7.7	100.0%

Gross profit:
Residential real estate	$1.6	47.1%	$2.9	41.4%
Commercial real estate	0.9	100.0%	0.3	100.0%
Rural land and other	0.3	100.0%	0.3	75.0%
Gross profit	$2.8	60.9%	$3.5	45.5%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended March 31, 2019, residential real estate revenue decreased $3.6 million, or 51.4% to $3.4 million, as compared to $7.0 million during the same period in 2018, and residential real estate gross profit decreased $1.3 million, or 44.8%, to $1.6 million, (or gross margin of 47.1%), as compared to $2.9 million, (or gross margin of 41.4%), during the same period in 2018. During the three months ended March 31, 2019, we sold 31 homesites compared to 106 homesites during the same period in 2018.

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

Commercial Real Estate Revenue and Gross Profit. During the three months ended March 31, 2019, we had two commercial real estate sales totaling approximately 51 acres for $0.9 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2018, we had one commercial real estate sale totaling approximately 2 acres for $0.3 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. Revenue from commercial real estate can vary significantly from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Rural Land and Other Revenue and Gross Profit. During the three months ended March 31, 2019, we sold approximately 20 acres of rural and timber land for $0.2 million and mitigation bank credits for $0.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2018, we sold approximately 17 acres of rural and timber land for $0.2 million and mitigation bank credits for $0.2 million, resulting in a gross profit margin of approximately 75.0%. Revenue from rural land can vary significantly from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower basis than residential and commercial real estate sales. In addition, our basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Hospitality Revenue and Gross Profit

	Three Months Ended March 31,
	2019	2018
	In millions
Hospitality revenue	$7.4	$7.1
Gross profit	$0.3	$0.4
Gross margin	4.1%	5.6%

Hospitality revenue increased $0.3 million, or 4.2%, during the three months ended March 31, 2019, as compared to the same period in 2018. During the three months ended March 31, 2019 hospitality revenue increased related to the FOOW restaurant, which was closed during the same period in 2018, the opening of the WaterColor Store in January 2019 and an increase in club membership revenue. These increases were offset by decreases in room revenue for the WaterColor Inn from lower occupancy partially related to the WaterColor Beach Club being closed during the current period for renovations, golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018 and the impact of Hurricane Michael on the marinas. As of March 31, 2019 we had 1,146 members, compared with 1,009 members as of March 31, 2018. Hospitality had a gross margin during the three months ended March 31, 2019 of 4.1% compared to 5.6% during the same period in 2018. The decrease is primarily due to the impact of Hurricane

Michael on the marinas and lower occupancy at the WaterColor Inn, partially offset by an increase related to membership revenue.

Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2019	2018
	In millions
Leasing revenue	$3.5	$3.4
Gross profit	$2.4	$2.3
Gross margin	68.6%	67.6%

Leasing revenue increased $0.1 million, or 2.9%, during the three months ended March 31, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Pier Park North, Beckrich Office Park and WaterColor Crossings. The increase is partially offset by a decrease in leasing revenue related to the marinas which, subsequent to the landfall of Hurricane Michael on October 10, 2018, remain closed. Cost of leasing revenue remained essentially flat for each of the three month periods ended March 31, 2019 and 2018, which resulted in an increase to gross margin for the period.

Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2019	2018
	In millions
Timber revenue	$0.5	$1.7
Gross profit	$0.4	$1.5
Gross margin	80.0%	88.2%

Timber revenue decreased $1.2 million, or 70.6%, during the three months ended March 31, 2019, as compared to the same period in 2018, due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 30,000 tons sold during the three months ended March 31, 2019, as compared to 102,000 tons sold during the same period in 2018. Gross margin decreased during the three months ended March 31, 2019 to 80.0%, as compared to 88.2% during the same period in 2018, primarily due to decreases in sales price and volume.

Other Operating and Corporate Expenses

	Three Months Ended March 31,
	2019	2018
	In millions
Employee costs	$1.8	$1.8
401(k) contribution	1.1	1.1
Property taxes and insurance	1.2	1.3
Professional fees	1.1	0.8
Marketing and owner association costs	0.2	0.4
Occupancy, repairs and maintenance	0.3	0.1
Other miscellaneous	0.3	0.4
Total other operating and corporate expenses	$6.0	$5.9

Other operating and corporate expenses for the three months ended March 31, 2019 and 2018 were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three months ended March 31, 2019 and 2018 were comparable.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available for-sale-investments, less other-than-temporary impairment loss, (iv) net unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by an SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2019	2018
	In millions
Interest and dividend income	$1.8	$2.9
Accretion income	0.1	0.2
Net realized loss on the sale of investments	—	(1.1)
Other-than-temporary impairment loss	—	(0.1)
Unrealized gain (loss) on investments, net	2.0	(0.5)
Interest income from investments in SPEs	2.0	2.1
Interest accrued on notes receivable and other interest	0.1	0.1
Total investment income, net	$6.0	$3.6

Investment income, net increased $2.4 million to $6.0 million for the three months ended March 31, 2019, as compared to $3.6 million for the three months ended March 31, 2018. The three months ended March 31, 2019 includes unrealized gains related to preferred stock of $2.0 million. The three months ended March 31, 2018 includes a realized loss on the sale of certain corporate debt securities of $1.1 million, unrealized losses related to preferred stock of $0.5 million and an other-than-temporary impairment loss of $0.1 million related to corporate debt securities.

The decrease in interest and dividend income for the three months ended March 31, 2019, as compared to the same period in 2018, is primarily due to a reduction in investments held during the period. The decrease in investments during these periods is primarily related to the repurchase of common stock during 2018 and 2019 under the Stock Repurchase Program. See Note 14. Stockholders’ Equity and Part II – Other Information of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Interest Expense

Interest expense primarily includes interest expense on CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, the PPN JV Loan, construction loans for commercial leasing properties and finance leases as detailed in the table below:

	Three Months Ended March 31,
	2019	2018
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2
Other interest expense	0.7	0.8
Total interest expense	$2.9	$3.0

Other Income, Net

Other income, net primarily includes gain on land contribution, income from our retained interest investments, insurance proceeds, hurricane expenses and other expense items as detailed in the table below:

	Three Months Ended March 31,
	2019	2018
	In millions
Gain on land contribution	$1.5	$—
Accretion income from retained interest investments	0.3	0.3
Insurance proceeds	0.3	—
Hurricane expense	(0.3)	—
Miscellaneous expense, net	(0.1)	—
Other income, net	$1.7	$0.3

Other income, net increased $1.4 million during the three months ended March 31, 2019 as compared to the same period in 2018. The increase is primarily related to a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV during the three months ended March 31, 2019. See Note 9, Real Estate Joint Ventures for additional information. Insurance proceeds and hurricane expense for the three months ended March 31, 2019 are related to Hurricane Michael. See Note 6. Hurricane Michael for additional information.

Income Tax (Expense) Benefit

We recorded income tax expense of $0.6 million during the three months ended March 31, 2019, as compared to income tax benefit of $0.2 million during the same period in 2018. Our effective tax rate was 25.0% for the three months ended March 31, 2019, as compared to (49.0%) during the same period in 2018.

Our effective rate for 2019 differed from the federal statutory rate of 21.0% primarily due to the impact of state taxes and other permanent differences. The effective tax rate for 2018 differed from the federal statutory rate of 21.0% primarily due to the 2018 renewal of the Qualified Timber Gain preferential rate retroactively applied to our tax year 2017, the impact of state taxes and changes in the valuation allowance. In future periods, we expect that our effective rate will be closer to the statutory rate adjusted for state taxes and other permanent differences.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment:

	Three Months Ended March 31,
	2019	2018
	In millions
Revenue:
Real estate revenue	$3.1	$6.4
Other revenue	0.3	0.6
Total revenue	3.4	7.0
Expenses:
Cost of real estate and other revenue	1.8	4.1
Other operating expenses	1.2	1.2
Total expenses	3.0	5.3
Operating income	0.4	1.7
Other income (expense):
Investment income, net	—	0.1
Interest expense	(0.2)	(0.3)
Total other expense, net	(0.2)	(0.2)
Income before income taxes	$0.2	$1.5

Real estate revenue includes sales of homesites, other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold and marketing fees. For the three months ended March 31, 2019 and 2018, real estate revenue includes $0.1 million and $0.4 million, respectively, of estimated homesite residuals and other revenue includes less than $0.1 million and $0.3 million, respectively, of certain estimated fees related to homebuilder homesite sales that were recognized as revenue at the point in time of the sale. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	31	$3.1	$1.6	$1.5	48.4%	106	$6.4	$3.9	$2.5	39.1%

Homesites. Revenue from homesite sales decreased $3.3 million, or 51.6%, during the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the three months ended March 31, 2019 and 2018, the average revenue per homesite sold was approximately $88,000 and $56,000 respectively, due to the mix of sales from different communities, which included the sale of 46 undeveloped homesites within the SouthWood community during the three months ended March 31, 2018, with no comparable undeveloped homesite sales during the same period in 2019. Gross margin increased to 48.4% during the three months ended March 31, 2019, as compared to 39.1% during the same period in 2018, primarily due to the mix and number of homesites sold during each respective period.

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

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended March 31,
	2019	2018
	In millions
Revenue:
Hospitality revenue	$7.4	$7.1
Leasing revenue	0.1	0.4
Total revenue	7.5	7.5
Expenses:
Cost of hospitality revenue	7.1	6.7
Cost of leasing revenue	0.1	0.3
Other operating expenses	0.2	0.2
Depreciation	0.9	0.9
Total expenses	8.3	8.1
Operating loss	(0.8)	(0.6)
Other income, net	—	0.1
Loss before income taxes	$(0.8)	$(0.5)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
		Gross			Gross
		(Deficit)	Gross		(Deficit)	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$3.8	$(0.5)	(13.2)%	$3.4	$(0.4)	(11.8)%
Clubs	3.7	1.0	27.0%	3.6	0.8	22.2%
Marinas	—	(0.2)	—%	0.5	0.1	20.0%
Total	$7.5	$0.3	4.0%	$7.5	$0.5	6.7%

Revenue from resorts, lodging and other management services increased $0.4 million, or 11.8%, during the three months ended March 31, 2019, as compared to the same period in 2018. The increase in revenue is primarily related to the FOOW restaurant, which was closed during the three months ended March 31, 2018 and the opening of the WaterColor Store in January 2019. The increase in revenue was partially offset by a decrease in room revenue for the WaterColor Inn from lower occupancy partially related to the WaterColor Beach Club being closed during the period. Our gross margin decreased by 1.4% to a negative gross margin of 13.2% during the three months ended March 31, 2019, as compared to a negative gross margin of 11.8% during the same period in 2018. The decrease in gross margin was primarily due to lower occupancy at the WaterColor Inn and the WaterColor Beach Club being closed during the three months ended March 31, 2019 for renovations.

Revenue from our clubs were comparable during the three months ended March 31, 2019 and 2018, which included an increase related to an increase in the number of members and membership revenue, offset by a decrease in golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018. As of March 31, 2019 we had 1,146 members, compared with 1,009 members as of March 31, 2018. Our gross margin also increased to 27.0% during the three months ended March 31, 2019 compared to 22.2% during the same period in 2018. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $0.5 million, or 100.0% during the three months ended March 31, 2019, as compared to the same period in 2018, due to the impact of Hurricane Michael on the marinas. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

Our hospitality segment gross margin was 4.0% during the three months ended March 31, 2019, as compared to 6.7% during the same period in 2018. The decrease is primarily due to the impact of Hurricane Michael on the marinas and lower occupancy at the WaterColor Inn, partially offset by an increase related to membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment:

	Three Months Ended March 31,
	2019	2018
	In millions
Revenue:
Leasing revenue	$3.3	$2.8
Commercial real estate revenue	0.9	0.3
Total revenue	4.2	3.1
Expenses:
Cost of leasing revenue	0.9	0.8
Cost of commercial real estate revenue	0.1	—
Other operating expenses	0.7	0.7
Depreciation and amortization	1.1	1.2
Total expenses	2.8	2.7
Operating income	1.4	0.4
Other (expense) income:
Interest expense	(0.6)	(0.5)
Other income, net	1.7	—
Total other income (expense), net	1.1	(0.5)
Income (loss) before income taxes	$2.5	$(0.1)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Leasing revenue increased $0.5 million, or 17.9%, during the three months ended March 31, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Pier Park North, Beckrich Office Park and WaterColor Crossings. Leasing gross margin increased during the three months ended March 31, 2019 to 72.7%, as compared to 71.4% during the same period in 2018. The increase in gross margin was due to an increase in leasing revenue, while the cost of leasing revenue remaining essentially flat for each of the three months ended March 31, 2019 and 2018. As of March 31, 2019, we had net rentable square feet of approximately 811,000, of which approximately 755,000 square feet was under lease. As of March 31, 2018, we had net rentable square feet of approximately 813,000, of which approximately 720,000 square feet was under lease.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2019 we had two commercial real estate sales totaling approximately 51 acres for $0.9 million, with di minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2018, we had one commercial real estate sale totaling approximately 2 acres for $0.3 million, with di minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses.

Interest expense primarily includes interest expense from the PPN JV Loan, construction loans for commercial leasing properties and interest expense on the CDD debt.

Other income, net for the three months ended March 31, 2019 includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		March 31, 2019		December 31, 2018
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%
VentureCrossings	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	95%	67,108	96%
WindMark Beach Commercial (1)	Gulf County, FL	49,260	56%	49,260	56%
SouthWood Town Center (2)	Leon County, FL	34,230	85%	34,230	85%
WaterColor Town Center (2) (3)	Walton County, FL	21,200	100%	21,200	100%
Port St. Joe Commercial	Gulf County, FL	15,524	100%	15,524	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
WaterSound Gatehouse (2) (4)	Walton County, FL	11,515	88%	13,049	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
WaterColor HOA Office (5)	Walton County, FL	1,244	100%	1,244	100%
		811,096	93%	812,630	93%

(1)	Included in net rentable square feet as of March 31, 2019 and December 31, 2018, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(3)	In addition to net rentable square feet, there is an additional 1,332 square feet that was repurposed during the fourth quarter of 2018 into a new store operated by us.
(4)

In addition to net rentable square feet, there is an additional 1,534 square feet being repurposed into a new store that will be operated by us, as well as office space we will occupy. The space was previously under a third party lease that expired during the first quarter of 2019.

(5)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee will expand their lease in June 2019 to include the entire building.

Forestry

The table below sets forth the results of operations of our forestry segment:

	Three Months Ended March 31,
	2019	2018
	In millions
Revenue:
Timber revenue	$0.5	$1.6
Real estate revenue - other rural land revenue	0.2	0.2
Leasing revenue	0.2	0.2
Total revenue	0.9	2.0
Expenses:
Cost of timber revenue	0.1	0.2
Cost of real estate revenue - other rural land revenue	—	—
Other operating expenses	0.1	0.1
Depreciation and depletion	0.1	0.2
Total expenses	0.3	0.5
Income before income taxes	$0.6	$1.5

The total tons sold and relative percentage of total tons sold by major type of timber revenue are as follows:

	Three Months Ended March 31,
	2019		2018
Pine pulpwood	6,000	20.0%	70,000	68.6%
Pine sawtimber	2,000	6.7%	25,000	24.5%
Pine grade logs	5,000	16.7%	6,000	5.9%
Other	17,000	56.6%	1,000	1.0%
Total	30,000	100.0%	102,000	100.0%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Timber revenue decreased by $1.1 million, or 68.8%, during the three months ended March 31, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 30,000 tons sold during the three months ended March 31, 2019, as compared to 102,000 tons sold during the same period in 2018. The average price per ton sold decreased to $12.74 during the three months ended March 31, 2019, as compared to $15.22 during the same period in 2018. Gross margin decreased during the three months ended March 31, 2019, to 80.0%, as compared to 87.5% during the same period in 2018, primarily due to decreases in sales price and volume.

During the three months ended March 31, 2019, we sold approximately 20 acres of rural and timber land for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended March 31, 2018, we sold approximately 17 acres of rural and timber land sold for $0.2 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had cash and cash equivalents of $190.8 million, compared to $195.2 million as of December 31, 2018. Our cash and cash equivalents at March 31, 2019 includes commercial paper of $168.1 million and $5.7 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2019, we had investments - debt securities in U.S. Treasury securities of $7.0 million, corporate debt securities of $2.8 million and investments - equity securities in preferred stock investments of $38.2 million. As of December 31, 2018, we had investments - debt securities in U.S. Treasury securities of $6.9 million and corporate debt securities of $2.0 million and investments - equity securities in preferred stock investments of $36.1 million. See Note 4. Investments, for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

During the three months ended March 31, 2019, we incurred a total of $17.1 million for capital expenditures, which includes $5.2 million related to the acquisition and development in our residential real estate communities, $8.4 million for our commercial leasing and sales segment, $2.7 million related to our hospitality segment and $0.8 million related primarily to our forestry segment and corporate expenditures. As of March 31, 2019, we had a total of $33.0 million in contractual obligations.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of March 31, 2019 and December 31, 2018, $46.2 million and $46.4 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of March 31, 2019 and December 31, 2018, $21.7 million and $15.4 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $7.7 million as of March 31, 2019. Total outstanding CDD debt related to our land holdings was $19.9 million at March 31, 2019, which was comprised of $16.6 million at SouthWood, $2.8 million at the existing Pier Park retail center and $0.5 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the three months ended March 31, 2019 and 2018, we repurchased a total of 471,500 and 764,825 shares, respectively, of our common stock outstanding for an aggregate purchase price of $7.1 million and $13.7 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2019	2018
	In millions
Net cash (used in) provided by operating activities	$(1.2)	$2.2
Net cash (used in) provided by investing activities	(2.7)	22.4
Net cash used in financing activities	(0.3)	(13.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4.2)	10.8
Cash, cash equivalents and restricted cash at beginning of the period	198.0	192.4
Cash, cash equivalents and restricted cash at end of the period	$193.8	$203.2

Cash Flows from Operating Activities

Cash flows (used in) provided by operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash used in operations was $1.2 million during the three months ended March 31, 2019, as compared to net cash provided by operations of $2.2 million during the same period in 2018.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by proceeds from the settlement of insurance claims, sales of investments, maturities of assets held by SPEs, and proceeds from the disposition of assets. During the three months ended March 31, 2019, net cash used in investing activities was $2.7 million, which included capital expenditures for operating property and equipment, partially offset by proceeds from the settlement of insurance claims of $5.8 million, sales of restricted investments of $1.1 million and maturities of assets held by SPEs of $0.4 million. During the three months ended March 31, 2018, net cash provided by investing activities was $22.4 million, which included sales of investments - debt securities of $30.8 million, proceeds from the disposition of assets of $5.0 million, sales of restricted investments of $1.1 million and maturities of assets held by SPEs of $0.4 million, partially offset by purchases of investments - equity securities of $10.4 million and capital expenditures for operating property and equipment.

Capital expenditures for operating property and property and equipment were $10.0 million and $4.5 million, during the three months ended March 31, 2019 and 2018, respectively, which were primarily for our commercial leasing and sales and hospitality segments.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 and 2018 was $0.3 million and $13.8 million, respectively. Net cash used in financing activities during the three months ended March 31, 2019 included the repurchase of common stock of $7.1 million, capital contribution to unconsolidated affiliate of $0.3 million and principal payments on debt of $0.2 million, partially offset by borrowings on debt of $7.3 million. Net cash used in financing activities during the three months ended March 31, 2018 included the repurchase of our common stock of $13.7 million and principal payments on debt of $0.2 million, partially offset by a capital contribution from non-controlling interest of $0.1 million.

Off-Balance Sheet Arrangements

In October 2015, the Pier Park North JV entered into a $48.2 million loan, which is secured by a first lien on, and security interest in, a majority of Pier Park North JV’s property. In connection with the PPN JV Loan, we are required to comply with a financial covenant and entered into a limited guarantee as described in Note 10. Debt, Net.

In January 2019, our unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor we and a wholly owned subsidiary of ours entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. See Note 18. Commitments and Contingencies for additional information.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.6 million for all installment notes monetized through March 31, 2019. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At both March 31, 2019 and December 31, 2018, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $1.9 million and $1.6 million as of March 31, 2019 and December 31, 2018, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2019.

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

•	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2019 capital expenditures budget and the timing of benefits of these investments;

•	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover any losses;
•	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
•	our expectations regarding homesite sales and timing of sales for new developments, including those contemplated by our long-term contractual agreement with Kolter;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10‑K for the year ended December 31, 2018, subsequent Form 10‑Qs, other current reports, and the following:

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
•

our ability to effectively manage our real estate assets, as well as the ability of our JV partners to effectively manage the day-to-day activities of the Pier Park North JV, Pier Park Crossings JV, Origins Crossings JV and Pier Park TPS JV;

•	our ability to close and realize the expected revenue of the residential homesites currently under contract;
•	our ability to successfully and timely complete homesite construction in our new developments, including those pursuant to our long-term contractual agreement with Kolter;
•	our ability to attract and work effectively with strategic partners;
•	our ability to successfully enter into previously announced potential JVs;
•	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
•	the impact of the Tax Act on our business and financial condition;
•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury securities and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of March 31, 2019. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $1.3 million in the market value of these investments as of March 31, 2019. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

Increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership could negatively impact our real estate business and would also increase the costs of our development projects.  Similarly, a downturn in economic conditions in Northwest Florida would reduce discretionary income and decrease demand for our hospitality segment operations.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10‑K for the fiscal year ended December 31, 2018. There have been no material changes to our Risk Factors as previously reported.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

As of March 31, 2019, we had a total authority of $35.8 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by its directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock as a result of the execution of the Stock Repurchase Program. However, we do not believe that the execution of the Stock Repurchase Program will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act.

The following table provides information regarding repurchases of common stock during the three months ended March 31, 2019:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
In Millions
January 1-31, 2019	471,500	$15.00	471,500	$35.8
February 1-28, 2019	—	—	—	—
March 1-31, 2019	—	—	—	—
Total	471,500	$15.00	471,500	$35.8

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

THE ST. JOE COMPANY
(Registrant)

Date:	May 1, 2019	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 1, 2019	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)