Form 10-Q
period 2019-06-30
ST JOE CO
filed 2019-07-31
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 29, 2019, there were 60,206,242 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Investment in real estate, net	$384,056	$350,994
Cash and cash equivalents	195,587	195,155
Investments - debt securities	2,832	8,958
Investments - equity securities	36,270	36,132
Other assets	61,497	60,308
Property and equipment, net of accumulated depreciation of $61,692 and $60,271 at June 30, 2019 and December 31, 2018, respectively	18,950	12,031
Investments held by special purpose entities	207,055	207,384
Total assets	$906,247	$870,962
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$80,244	$69,374
Other liabilities	58,758	47,387
Deferred tax liabilities, net	48,206	44,315
Senior Notes held by special purpose entity	176,899	176,775
Total liabilities	364,107	337,851

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 60,672,034 issued at June 30, 2019 and December 31, 2018; and 60,200,534 and 60,672,034 outstanding at June 30, 2019 and December 31, 2018, respectively	330,209	331,395
Retained earnings	199,820	187,450
Accumulated other comprehensive loss	(70)	(674)
Treasury stock at cost, 471,500 shares held at June 30, 2019	(7,073)	—
Total stockholders’ equity	522,886	518,171
Non-controlling interest	19,254	14,940
Total equity	542,140	533,111
Total liabilities and equity	$906,247	$870,962

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of June 30, 2019 and December 31, 2018, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Windmark JV, LLC (“Windmark JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of June 30, 2019, the consolidated balances attributable to the Company’s consolidated variable interest entities also include Origins Crossings, LLC (“Origins Crossings JV”) and SJWCSL, LLC (“Watercrest JV”). The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt, Net.

	June 30,	December 31,
	2019	2018
ASSETS
Investment in real estate	$89,584	$70,124
Cash and cash equivalents	4,301	2,113
Other assets	17,834	16,165
Investments held by special purpose entities	207,055	207,384
Total assets	$318,774	$295,786
LIABILITIES
Debt, net	$69,096	$60,262
Other liabilities	6,507	5,773
Senior Notes held by special purpose entity	176,899	176,775
Total liabilities	$252,502	$242,810

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue:
Real estate revenue	$15,553	$32,159	$20,144	$39,861
Hospitality revenue	15,560	12,847	22,991	19,925
Leasing revenue	3,674	3,517	7,181	6,935
Timber revenue	759	1,911	1,254	3,577
Total revenue	35,546	50,434	51,570	70,298
Expenses:
Cost of real estate revenue	6,846	2,954	8,679	7,122
Cost of hospitality revenue	9,002	9,449	16,193	16,158
Cost of leasing revenue	1,121	1,213	2,060	2,327
Cost of timber revenue	193	193	334	406
Other operating and corporate expenses	5,094	5,010	11,062	10,955
Depreciation, depletion and amortization	2,422	2,271	4,533	4,527
Total expenses	24,678	21,090	42,861	41,495
Operating income	10,868	29,344	8,709	28,803
Other income (expense):
Investment income, net	2,535	5,981	8,580	9,646
Interest expense	(3,024)	(2,954)	(5,966)	(5,979)
Other income, net	3,283	243	4,979	520
Total other income, net	2,794	3,270	7,593	4,187
Income before income taxes	13,662	32,614	16,302	32,990
Income tax expense	(3,434)	(6,547)	(4,095)	(6,298)
Net income	10,228	26,067	12,207	26,692
Net loss attributable to non-controlling interest	145	128	163	260
Net income attributable to the Company	$10,373	$26,195	$12,370	$26,952

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	60,200,534	63,760,022	60,260,488	64,613,298
Net income per share attributable to the Company	$0.17	$0.41	$0.21	$0.42

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income:	$10,228	$26,067	$12,207	$26,692
Other comprehensive (loss) income:
Available-for-sale investment items:
Net unrealized (loss) gain on available-for-sale investments	(9)	321	790	(482)
Net unrealized gain (loss) on restricted investments	7	—	18	(9)
Reclassification of net realized (gain) loss included in earnings	—	(28)	2	1,050
Reclassification into retained earnings (1)	—	—	—	932
Reclassification of other-than-temporary impairment loss included in earnings	—	—	—	63
Total before income taxes	(2)	293	810	1,554
Income tax expense (2)	—	(74)	(206)	(706)
Total other comprehensive (loss) income, net of tax	(2)	219	604	848
Total comprehensive income, net of tax	$10,226	$26,286	$12,811	$27,540

(1)

The reclassification into retained earnings for the six months ended June 30, 2018 relates to the adoption of Accounting Standards Update (“ASU”) 2016‑01 Financial Instruments - Overall, as amended (“ASU 2016‑01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income.

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

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2019	60,200,534	$331,408	$189,447	$(68)	$(7,073)	$16,606	$530,320
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Capital contribution from non-controlling interest	—	—	—	—	—	1,784	1,784
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	—	10	—	—	—	—	10
Other comprehensive loss, net of tax	—	—	—	(2)	—	—	(2)
Net income	—	—	10,373	—	—	(145)	10,228
Balance at June 30, 2019	60,200,534	$330,209	$199,820	$(70)	$(7,073)	$19,254	$542,140

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at March 31, 2018	65,142,997	$425,223	$155,838	$(832)	$(13,695)	$14,662	$581,196
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Capital contribution from non-controlling interest	—	—	—	—	—	823	823
Stock based compensation expense	—	15	—	—	—	—	15
Issuance of common stock for officer compensation, net of tax withholding	—	(12)	—	—	—	—	(12)
Repurchase of common shares	(3,300,335)	—	—	—	(58,768)	—	(58,768)
Other comprehensive income, net of tax	—	—	—	219	—	—	219
Net income	—	—	26,195	—	—	(128)	26,067
Balance at June 30, 2018	61,842,662	$424,736	$182,033	$(613)	$(72,463)	$15,847	$549,540

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Capital contribution from non-controlling interest	—	—	—	—	—	3,468	3,468
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	—	23	—	—	—	—	23
Repurchase of common shares	(471,500)	—	—	—	(7,073)	—	(7,073)
Other comprehensive income, net of tax	—	—	—	604	—	—	604
Net income	—	—	12,370	—	—	(163)	12,207
Balance at June 30, 2019	60,200,534	$330,209	$199,820	$(70)	$(7,073)	$19,254	$542,140

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Stock based compensation expense	—	43	—	—	—	—	43
Issuance of common stock for officer compensation, net of tax withholding	9,956	192	—	—	—	—	192
Repurchase of common shares	(4,065,160)	—	—	—	(72,463)	—	(72,463)
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income, net of tax	—	—	—	465	—	—	465
Net income	—	—	26,952	—	—	(260)	26,692
Balance at June 30, 2018	61,842,662	$424,736	$182,033	$(613)	$(72,463)	$15,847	$549,540

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$12,207	$26,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,533	4,527
Stock based compensation	23	235
Loss on sale of investments	2	1,086
Unrealized gain on investments, net	(133)	(729)
Other-than-temporary impairment loss	—	63
Deferred income tax expense (benefit)	3,685	(54)
Impairment loss on investment in real estate	—	99
Cost of real estate sold	8,167	6,545
Expenditures for and acquisition of real estate to be sold	(14,602)	(8,288)
Accretion income and other	(680)	(1,038)
Loss on disposal of property and equipment	—	8
Gain on land contribution to equity method investment	(1,472)	—
Gain on insurance proceeds for damage to property and equipment	(4,071)	—
Changes in operating assets and liabilities:
Other assets	(1,816)	(331)
Other liabilities	6,044	2,184
Income taxes receivable	410	6,720
Net cash provided by operating activities	12,297	37,719
Cash flows from investing activities:
Expenditures for operating property	(26,599)	(9,659)
Expenditures for property and equipment	(7,409)	(1,252)
Proceeds from the disposition of assets	—	5,000
Proceeds from insurance claims	10,796	—
Purchases of investments - equity securities	(5)	(10,442)
Purchases of restricted investments	(40)	(38)
Maturities of investments - debt securities	7,000	—
Sales of investments - debt securities	—	63,548
Sales of investments - equity securities	—	7,328
Sales of restricted investments	1,155	1,082
Maturities of assets held by special purpose entities	414	414
Net cash (used in) provided by investing activities	(14,688)	55,981
Cash flows from financing activities:
Capital contribution from non-controlling interest	1,784	887
Capital distribution to non-controlling interest	(200)	—
Capital contribution to unconsolidated affiliate	(254)	—
Repurchase of common shares	(7,073)	(72,463)
Borrowings on debt	10,653	5,737
Principal payments for debt	(1,040)	(871)
Principal payments under finance lease obligation	(14)	—
Debt issuance costs	(813)	(1,158)
Net cash provided by (used in) financing activities	3,043	(67,868)
Net increase in cash, cash equivalents and restricted cash	652	25,832
Cash, cash equivalents and restricted cash at beginning of the period	198,073	192,451
Cash, cash equivalents and restricted cash at end of the period	$198,725	$218,283

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

	Six Months Ended
	June 30,
	2019	2018
Cash and cash equivalents	$195,587	$215,095
Restricted cash included in other assets	3,138	3,188
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$198,725	$218,283

Restricted cash includes amounts set aside as a requirement of financing for certain of the Company’s developments.

	Six Months Ended
	June 30,
	2019	2018
Cash paid during the period for:
Interest	$5,985	$5,822
Income taxes	$—	$2,005

Non-cash financing and investment activities:
Non-cash allocation of ownership interest in JV	$1,209	$490
Non-cash contribution to equity method investment	$(1,730)	$—
Increase in capital contribution from non-controlling interest	$1,683	$—
Increase (decrease) in Community Development District debt	$1,229	$(207)
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(2,814)	$563

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2018 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2018 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of June 30, 2019, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2019 the company had $2.8 million invested in two issuers of corporate debt securities that are non-investment grade, $36.3 million invested in five issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, as well as investments of $154.2 million in short term commercial paper from twenty-two issuers and short term U.S. Treasury securities of $7.0 million.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the average number of common shares outstanding for the period. For the three and six months ended June 30, 2019 and 2018, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of June 30, 2019 or June 30, 2018. Non-vested restricted stock is included in outstanding shares at the time of grant.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (“ASU 2016-02”) that amended the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged by this amendment. This amendment also required certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01, which provided an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provided clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provided entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 that provided an accounting policy election for certain narrow-scope improvements for lessors. In March 2019, the FASB issued ASU 2019-01 that provided clarifications and improvements to ASU 2016-02. During the Company’s evaluation of ASU 2016-02, as amended, (“Topic 842”) the following practical expedients and accounting policies with respect to Topic 842 have been elected and/or adopted effective January 1, 2019:

•

The Company, as lessee and as lessor, did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•

The Company, as lessee, did not apply the recognition requirements of Topic 842 to short-term (twelve months or less) leases. Instead, the Company, as lessee, will recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

•

The Company, as lessor, did not separate nonlease components from lease components and, instead, will account for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under Accounting Standards

Codification Topic 606, Revenue from Contracts with Customers. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

The Company adopted the new guidance, including amendments, as of January 1, 2019 and has elected to implement Topic 842 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. As of the date of adoption, a cumulative-effect adjustment was not necessary and the Company recognized an operating lease right-of use assets of $0.4 million and corresponding operating lease liabilities of $0.4 million based on the present value of minimum rental payments related to leases for which the Company is the lessee. The operating lease right-of-use assets and corresponding operating lease liabilities are included within other assets and other liabilities, respectively, on the condensed consolidated balance sheets. There were no adjustments related to the leases for which the Company is the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarifies and improves ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. This new guidance will be effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	June 30,	December 31,
	2019	2018
Development property:
Residential real estate	$112,759	$105,323
Hospitality	4,554	3,726
Commercial leasing and sales	81,674	73,128
Forestry	1,885	2,144
Corporate	2,542	2,497
Total development property	203,414	186,818

Operating property:
Residential real estate	7,344	7,344
Hospitality	95,817	93,046
Commercial leasing and sales	127,406	111,471
Forestry	20,524	19,765
Other	50	50
Total operating property	251,141	231,676
Less: Accumulated depreciation	70,499	67,500
Total operating property, net	180,642	164,176
Investment in real estate, net	$384,056	$350,994

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Hospitality development property consists of land and construction costs related to two gulf-front vacation rental homes and development costs and improvements for other property. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, Origins Crossings JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the hospitality and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club, marinas and certain vacation rental properties. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV and Beckrich Office Park, as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

4. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	June 30, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$2,928	$—	$(96)	$2,832
	2,928	—	(96)	2,832
Restricted investments:
Short-term bond	2,210	11	—	2,221
Money market fund	113	—	—	113
	2,323	11	—	2,334
	$5,251	$11	$(96)	$5,166

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$6,936	$1	$—	$6,937
Corporate debt securities	2,908	—	(887)	2,021
	9,844	1	(887)	8,958
Restricted investments:
Short-term bond	3,274	—	(9)	3,265
Money market fund	167	—	—	167
	3,441	—	(9)	3,432
	$13,285	$1	$(896)	$12,390

During the three months ended June 30, 2019 there were no realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2019 net realized losses from the sale of available-for-sale securities were less than $0.1 million. During six months ended June 30, 2019 proceeds from the sale of available-for-sale securities were $1.2 million and purchases of available-for-sale securities were less than $0.1 million.

During the six months ended June 30, 2018, net realized losses from the sale of available for-sale securities were $1.1 million, proceeds from the sale of available-for-sale securities were $64.6 million and purchases of available-for sale securities were less than $0.1 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

June 30, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$2,832	$96

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$1,843	$887
Restricted investments:
Short-term bond	—	—	3,265	9
	$—	$—	$5,108	$896

As of June 30, 2019, the Company had unrealized losses of $0.1 million related to corporate debt securities. The Company had unrealized losses of $0.9 million as of December 31, 2018 related to corporate debt securities and restricted investments. As of June 30, 2019 and December 31, 2018, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the six months ended June 30, 2018, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $0.1 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$2,928	$2,832
Restricted investments	2,323	2,334
	$5,251	$5,166

Investments - Equity Securities

As of June 30, 2019 and December 31, 2018 investments - equity securities included $36.3 million and $36.1 million, respectively, of preferred stock investments recorded at fair value. During the three and six months ended June 30, 2019 the Company had an unrealized loss on investments - equity securities of $1.9 million and an unrealized gain on investments – equity securities of $0.1 million, respectively. During the three and six months ended June 30, 2018 the Company had an unrealized gain on investments – equity securities of $1.3 million and $0.7 million, respectively. These amounts were included within investment income, net on the condensed consolidated statements of income.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC) and the Fairholme Trust Company, L.L.C. (“FTC”, a non-depository trust company regulated by the Florida Office of Financial Regulation). Mr. Berkowitz is the Chief Investment Officer of FCM, and the Chief Executive Officer and a director of FTC. Since April 2013, FCM has provided investment advisory services to the Company directly, or more recently, as the sub-advisor to FTC. Neither FCM nor FTC receives any compensation for services as the Company’s investment advisor. As of June 30, 2019, clients of FCM and FTC beneficially owned approximately 41.43% of the Company’s common stock and Fairholme, including Mr. Berkowitz and clients of FCM and FTC, collectively beneficially owned 44.03% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,816	$—	$—	$1,816
Commercial paper	154,241	—	—	154,241
U.S. Treasury securities	6,982	—	—	6,982
	163,039	—	—	163,039

Investments - debt securities:
Corporate debt securities	—	2,832	—	2,832
	—	2,832	—	2,832

Investments - equity securities:
Preferred stock	10,792	25,478	—	36,270

Restricted investments:
Short-term bond	2,221	—	—	2,221
Money market fund	113	—	—	113
	2,334	—	—	2,334
	$176,165	$28,310	$—	$204,475

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$43,346	$—	$—	$43,346
Commercial paper	107,586	—	—	107,586
U.S. Treasury securities	29,998	—	—	29,998
	180,930	—	—	180,930

Investments - debt securities:
U.S. Treasury securities	6,937	—	—	6,937
Corporate debt securities	—	2,021	—	2,021
	6,937	2,021	—	8,958

Investments - equity securities:
Preferred stock	10,470	25,662	—	36,132

Restricted investments:
Short-term bond	3,265	—	—	3,265
Money market fund	167	—	—	167
	3,432	—	—	3,432
	$201,769	$27,683	$—	$229,452

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

Restricted investments are included within other assets on the condensed consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of June 30, 2019 and December 31, 2018, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 8. Other Assets.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by SPEs - U.S. Treasury securities are measured based on quoted market prices in an active market.
•	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2019			December 31, 2018
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash	$7,055	$6,997	1	$7,384	$7,092	1
Liabilities
Senior Notes held by SPE	$176,899	$204,080	3	$176,775	$193,293	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2019, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.7 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2019 consist of $176.9 million, net of the $3.1 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences are likely to exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements.

GAAP guidance provides that property damaged by a natural disaster be evaluated for impairment loss in the period the loss occurs, recording an insurance receivable for the lesser of the expected net insurance recovery or the net book value of damaged assets that are planned to be replaced. Insurance recoveries for business interruption, clean-up and demolition costs, post-event costs or property damage in excess of net book value will be recognized in income in the period received or when all contingencies associated with the recoveries are resolved and the insurance companies have committed to a recovery amount. During the three and six months ended June 30, 2019, $1.3 million of insurance proceeds were received related to business interruption insurance, included within cost of hospitality revenue on the condensed consolidated statements of income. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During the fourth quarter of 2018, the Company recorded a loss on disposal of assets related to the net book value of the marinas and certain forestry and commercial leasing assets. During the three and six months ended June 30, 2019, the Company recognized $3.8 million and $4.1 million, respectively of insurance proceeds, included in other income, net on the condensed consolidated statements of income.

During the three and six months ended June 30, 2019, the Company has incurred costs of $0.8 million and $1.1 million, respectively for additional hurricane expenses for repairs, clean-up costs, landscape repairs, demolition costs, professional fees and temporary housing for employees included in other income, net on the condensed consolidated statements of income.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

7. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease.

The components of leasing revenue are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Leasing revenue
Lease payments	$2,724	$5,404
Variable lease payments	950	1,777
Total leasing revenue	$3,674	$7,181

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2019, for the next five years ending December 31 are:

2019	$5,725
2020	11,016
2021	9,810
2022	8,977
2023	7,010
$42,538

As of June 30, 2019, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in hospitality operations with remaining lease terms up to the year 2024. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Prior to the adoption ASU 2016-02 on January 1, 2019 lease assets and liabilities for operating leases were not recognized. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$16
Interest on lease liability	3	4
Operating lease cost	53	105
Short-term lease cost	237	301
Total lease cost	$305	$426

Other information
Weighted-average remaining lease term - finance lease (in years)		4.7
Weighted-average remaining lease term - operating leases (in years)		1.7
Weighted-average discount rate - finance lease		5.0%
Weighted-average discount rate - operating leases		5.0%

The aggregate payments of finance lease liability subsequent to June 30, 2019, for the years ending December 31 are:

2019	$27
2020	54
2021	54
2022	54
2023	54
Thereafter	10
Total	253
Less imputed interest	(27)
Total finance lease liability	$226

The aggregate payments of operating lease liabilities subsequent to June 30, 2019, for the years ending December 31 are:

2019	$91
2020	149
2021	82
2022	5
2023	2
Total	329
Less imputed interest	(17)
Total operating lease liabilities	$312

8. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2019	2018
Restricted investments	$2,334	$3,432
Accounts receivable, net	9,899	14,061
Homesite sales receivable	3,775	2,977
Claim settlement receivable	2,720	2,679
Notes receivable	3,155	2,265
Income tax receivable	3,504	3,914
Prepaid expenses	7,905	6,751
Straight-line rent	3,480	3,581
Operating lease right-of-use assets	312	—
Investment in unconsolidated joint venture	3,089	1,105
Other assets	6,451	5,069
Retained interest investments	11,935	11,536
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$61,497	$60,308

Restricted Investments

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next two years. During both the six months ended June 30, 2019 and 2018, the Company recorded an expense of $1.1 million, for the fair value of the assets, less expenses that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three and six months ended June 30, 2019 and 2018. Refer to Note 5. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

As of December 31, 2018, accounts receivable, net included $6.7 million of insurance proceeds receivable from the Company’s insurance carriers for property damage related to Hurricane Michael, which were received during the six months ended June 30, 2019. See Note 6. Hurricane Michael for additional information.

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

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	June 30, 2019
Homesite sales receivable	$2,977	$2,006	$(1,208)	$3,775

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2018	for Homesites Sold	Received/Transferred	June 30, 2018
Homesite sales receivable	$2,585	$1,125	$(1,015)	$2,695

Claim Settlement Receivable

The remaining settlement amount of $2.7 million related to the Deepwater Horizon oil spill is due in October 2019.

Notes Receivable

Notes receivable consists of the following:

	June 30,	December 31,
	2019	2018
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2021	$1,514	$—
Pier Park Community Development District notes, non-interest bearing, due September 2022	546	803
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due May 2039	363	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due September 2019	249	749
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2020	253	422
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	135	150
Various mortgage notes, secured by certain real estate, bearing interest at various rates	95	141
Total notes receivable	$3,155	$2,265

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of June 30, 2019 and December 31, 2018, there was no allowance for doubtful notes receivable.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2019 and December 31, 2018. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.7 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $11.9 million and $11.5 million as of June 30, 2019 and December 31, 2018, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

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

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community, which is anticipated to include 3,500 homes. The community will be located on land that will be contributed to the JV by the Company. As of June 30, 2019, the Company owned a 50.0% voting interest in the JV. Each JV member will initially contribute an equal amount of cash and the Company’s additional land contribution will be returned as each residential unit is sold by the JV until the cumulative distributions equal the land contribution value. The day-to-day activities of the JV will be managed through a board of managers, with each JV partner having equal voting rights. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. As of June 30, 2019, Latitude Margaritaville Watersound JV did not have any activity and the Company is currently evaluating whether it is the VIE’s primary beneficiary.

Consolidated Real Estate Joint Ventures

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida. The JV parties are working together to develop and construct a 107 unit community. The community will be located on land that was contributed to the JV by the Company. As of June 30, 2019, the Company owned an 87.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2019.

Origins Crossings JV

Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community, which was contributed to the JV by the Company. As of June 30, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 240 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2019 and December 31, 2018, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2019 and December 31, 2018.

Windmark JV

As of June 30, 2019 and December 31, 2018, the Company owned a 49.0% interest in Windmark JV. A wholly owned subsidiary of the Company is the managing member of Windmark JV and runs its day-to-day operations. Windmark JV owns and its members make major decisions related to the management and development of the Windmark Beach project. The Company determined Windmark JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2019 and December 31, 2018. On July 5, 2019, the Company repurchased the 51.0% equity interests in the Windmark JV from the two other members of the Windmark JV for a total consideration of $11.6 million and, as a result, the Company now owns 100.0% of the Windmark project.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2019 and December 31, 2018, the Company owned a 60.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2019 and December 31, 2018.

Unconsolidated Joint Ventures

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018, when the Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019 with a fair value of $1.7 million. In addition, during the six months ended June 30, 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of December 31, 2018, the Company had an investment in the JV project of $1.1 million that was contributed to the JV during the first quarter of 2019. As of June 30, 2019 and December 31, 2018, the investment in the unconsolidated JV was $3.1 million and $1.1 million, respectively, which is included in other assets on the condensed consolidated balance sheets. The hotel is currently under construction and the Company did not recognize any income or loss on this investment for the three and six months ended June 30, 2019. As of June 30, 2019 and December 31, 2018, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	June 30,	December 31,
	2019	2018
BALANCE SHEETS:
Investment in real estate	$7,589	$285
Cash and cash equivalents	29	64
Total assets	$7,618	$349

Other liabilities	$1,440	$3
Equity	6,178	346
Total liabilities and equity	$7,618	$349

10. Debt, Net

Debt consists of the following:

	June 30, 2019			December 31, 2018
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$45,973	$413	$45,560	$46,423	$446	$45,977
Pier Park Crossings JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	24,636	1,101	23,535	15,399	1,114	14,285
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	7,023	—	7,023	6,324	—	6,324
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 4.1% at June 30, 2019)	1,562	15	1,547	1,585	16	1,569
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.1% at June 30, 2019)	1,446	24	1,422	1,245	26	1,219
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 4.1% at June 30, 2019)	1,178	21	1,157	—	—	—
Total debt	$81,818	$1,574	$80,244	$70,976	$1,602	$69,374

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $18.9 million and $19.9 million as of June 30, 2019 and December 31, 2018, respectively. The Company pays interest on this total outstanding CDD debt.

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

In February 2018, a wholly owned subsidiary of the Company entered into a $1.9 million construction loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Construction Loan”). The WaterColor Crossings Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity. The WaterColor Crossings Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the WaterColor Crossings Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Construction Loan.

In May 2018, a wholly owned subsidiary of the Company entered into a $1.7 million construction loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for monthly principal and interest payments with a final balloon payment at maturity. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan.

In May 2019, the Origins Crossings JV entered into a $37.9 million loan the (“Origins Crossings JV Loan”) to finance the construction of apartments in Watersound, Florida. The Origins Crossings JV Loan provides for interest only payments for the first thirty months and principal and interest payments thereafter through maturity in May 2024. The Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Origins Crossings JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of June 30, 2019, there was no principal balance and the JV incurred $0.5 million of loan costs related to the Origins Crossings JV Loan.

In June 2019, the Watercrest JV entered into a $22.5 million loan the (“Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Company entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. As of June 30, 2019, there was no principal balance and the JV incurred $0.3 million of loan costs related to the Watercrest JV Loan.

The aggregate maturities of debt subsequent to June 30, 2019, for the years ending December 31 are:

June 30,
2019
2019	$553
2020	1,986
2021	2,194
2022	2,208
2023	2,232
Thereafter	72,645
$81,818

11. Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2019	2018
Accounts payable	$14,480	$10,148
Finance lease liability	226	—
Operating lease liabilities	312	—
Accrued compensation	2,269	3,112
Other accrued liabilities	5,807	2,560
Deferred revenue	20,205	17,478
Club initiation fees	6,457	5,676
Club membership deposits	4,153	4,286
Advance deposits	1,999	1,277
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$58,758	$47,387

Other accrued liabilities include $2.3 million of accrued property taxes as of June 30, 2019, which are generally paid annually in November. As of December 31, 2018 the Company had no accrued property taxes.

Deferred revenue as of June 30, 2019 and December 31, 2018 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	June 30, 2019
Contract liabilities
Club initiation fees	$5,676	$1,663	$(882)	$6,457

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2018	Cash Received	Revenue Recognized	June 30, 2018
Contract liabilities
Club initiation fees	$5,199	$695	$(576)	$5,318

Advance deposits consist of deposits received on hotel rooms and lodging rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense benefit attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2019 and 2018 to pre-tax income as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Tax at the federal statutory rate	$2,869	$6,875	$3,424	$6,982
State income taxes (net of federal benefit)	601	1,423	717	1,445
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	—	—	—	(524)
Decrease in valuation allowance	—	(1,418)	—	(1,451)
Other	(36)	(333)	(46)	(154)
Total income tax expense	$3,434	$6,547	$4,095	$6,298

(1)

The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is included in 2018 income from continuing operations.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any unrecognized tax benefits as of either June 30, 2019 or December 31, 2018.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

Unrealized Gain
on Available-for-
Sale Securities
Accumulated other comprehensive loss at December 31, 2018	$(674)
Other comprehensive income before reclassifications	602
Amounts reclassified from accumulated other comprehensive loss	2
Other comprehensive income	604
Accumulated other comprehensive loss at June 30, 2019	$(70)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended June 30, 2019
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized (loss) gain on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(9)	$2	$(7)
Unrealized gain on restricted investments	7	(2)	5
Net unrealized loss	(2)	—	(2)
Other comprehensive loss	$(2)	$—	$(2)

	Three Months Ended June 30, 2018
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on investments:
Unrealized gain on available-for-sale investments	$321	$(81)	$240
Reclassification adjustment for net gain included in earnings	(28)	7	(21)
Net unrealized gain	293	(74)	219
Other comprehensive income	$293	$(74)	$219

	Six Months Ended June 30, 2019
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized gain on investments - debt securities and restricted investments:
Unrealized gain on available-for-sale investments	$790	$(201)	$589
Unrealized gain on restricted investments	18	(5)	13
Reclassification adjustment for net loss included in earnings	2	—	2
Net unrealized gain	810	(206)	604
Other comprehensive income	$810	$(206)	$604

	Six Months Ended June 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on investments - debt securities and restricted investments:
Unrealized loss on available-for-sale investments	$(482)	$123	$(359)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for net loss included in earnings	1,050	(266)	784
Reclassification adjustment for other-than-temporary impairment loss included in earnings	63	(16)	47
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,554	(706)	848
Other comprehensive income	$1,554	$(706)	$848

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

During the six months ended June 30, 2019 and 2018, the Company repurchased 471,500 and 4,065,160 shares, respectively, of its common stock at an average purchase price of $15.00 and $17.82, per share, respectively, for an aggregate purchase price of $7.1 million and $72.5 million, respectively, pursuant to its Stock Repurchase Program. No shares were repurchased during the three months ended June 30, 2019. As of June 30, 2019, the Company had a total authority of $35.8 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees

On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock will vest on the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

On May 23, 2018, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 2, 2018, 2,778 shares of restricted stock were granted to one of the Company’s directors pursuant to the Board’s May 23, 2018 approval and the Company’s 2015 Plan. This restricted stock vested on May 20, 2019, the date of the Company’s 2019 Annual Meeting of Shareholders. Three non-employee directors elected to receive cash in lieu of the stock.

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

For each of the three and six months ended June 30, 2019 and 2018, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

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

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended June 30, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$13,825	$—	$103	$1,185	$440	$15,553
Hospitality revenue	—	15,560	—	—	—	15,560
Leasing revenue	—	38	3,438	198	—	3,674
Timber revenue	—	—	—	759	—	759
Total revenue	$13,825	$15,598	$3,541	$2,142	$440	$35,546

Timing of Revenue Recognition:
Recognized at a point in time	$13,825	$14,780	$103	$1,944	$440	$31,092
Recognized over time	—	780	—	—	—	780
Over lease term	—	38	3,438	198	—	3,674
Total revenue	$13,825	$15,598	$3,541	$2,142	$440	$35,546

	Three Months Ended June 30, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue (a)	$28,724	$—	$454	$726	$2,255	$32,159
Hospitality revenue	—	12,847	—	—	—	12,847
Leasing revenue	—	423	2,891	203	—	3,517
Timber revenue	31	—	—	1,880	—	1,911
Total revenue	$28,755	$13,270	$3,345	$2,809	$2,255	$50,434

Timing of Revenue Recognition:
Recognized at a point in time	$28,755	$12,349	$454	$2,606	$2,255	$46,419
Recognized over time	—	498	—	—	—	498
Over lease term	—	423	2,891	203	—	3,517
Total revenue	$28,755	$13,270	$3,345	$2,809	$2,255	$50,434

(a)	Residential real estate includes revenue of $23.1 million for the three months ended June 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.

	Six Months Ended June 30, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$17,187	$—	$1,026	$1,373	$558	$20,144
Hospitality revenue	—	22,991	—	—	—	22,991
Leasing revenue	—	74	6,726	381	—	7,181
Timber revenue	—	—	—	1,254	—	1,254
Total revenue	$17,187	$23,065	$7,752	$3,008	$558	$51,570

Timing of Revenue Recognition:
Recognized at a point in time	$17,187	$21,700	$1,026	$2,627	$558	$43,098
Recognized over time	—	1,291	—	—	—	1,291
Over lease term	—	74	6,726	381	—	7,181
Total revenue	$17,187	$23,065	$7,752	$3,008	$558	$51,570

	Six Months Ended June 30, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue (a)	$35,682	$—	$764	$910	$2,505	$39,861
Hospitality revenue	—	19,925	—	—	—	19,925
Leasing revenue	—	794	5,731	410	—	6,935
Timber revenue	108	—	—	3,469	—	3,577
Total revenue	$35,790	$20,719	$6,495	$4,789	$2,505	$70,298

Timing of Revenue Recognition:
Recognized at a point in time	$35,790	$19,102	$764	$4,379	$2,505	$62,540
Recognized over time	—	823	—	—	—	823
Over lease term	—	794	5,731	410	—	6,935
Total revenue	$35,790	$20,719	$6,495	$4,789	$2,505	$70,298

(a)	Residential real estate includes revenue of $23.1 million for the six months ended June 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.

16. Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Investment income, net
Interest and dividend income	$2,302	$2,342	$4,115	$5,222
Accretion income	23	202	84	423
Net realized loss on the sale of investments	—	(8)	(2)	(1,086)
Other-than-temporary impairment loss	—	—	—	(63)
Unrealized (loss) gain on investments, net	(1,915)	1,267	133	729
Interest income from investments in SPEs	2,048	2,049	4,096	4,099
Interest accrued on notes receivable and other interest	77	129	154	322
Total investment income, net	2,535	5,981	8,580	9,646
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,200)	(2,197)	(4,399)	(4,393)
Other interest expense	(824)	(757)	(1,567)	(1,586)
Total interest expense	(3,024)	(2,954)	(5,966)	(5,979)
Other income (expense), net
Gain on land contribution to equity method investment	—	—	1,472	—
Accretion income from retained interest investments	327	303	647	593
Insurance proceeds	3,792	—	4,071	—
Hurricane expense	(805)	—	(1,127)	—
Miscellaneous expense, net	(31)	(60)	(84)	(73)
Other income, net	3,283	243	4,979	520
Total other income, net	$2,794	$3,270	$7,593	$4,187

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investment in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized loss on the sale of investments include the gains or losses recognized on the sale of available-for-sale securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the six months ended June 30, 2018. Unrealized (loss) gain on investments, net includes unrealized gains or losses on investments - equity securities.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense

Interest expense includes interest incurred related to the Company’s CDD debt, Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

Other Income, Net

Other income, net primarily includes gain on land contribution, income from the Company’s retained interest investments, insurance proceeds, hurricane expenses and other income and expense items. The six months ended June 30, 2019, include a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information. During the three and six months ended June 30, 2019, the Company received $3.8 million and $4.1 million, respectively, of insurance proceeds and incurred $0.8 million and $1.1 million, respectively, of hurricane expenses related to Hurricane Michael. See Note 6. Hurricane Michael for additional information. These amounts were included in other income, net in the condensed consolidated statements of income.

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

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating revenue:
Residential real estate (a)	$13,825	$28,755	$17,187	$35,790
Hospitality	15,598	13,270	23,065	20,719
Commercial leasing and sales	3,541	3,345	7,752	6,495
Forestry revenue	2,142	2,809	3,008	4,789
Other (b)	440	2,255	558	2,505
Consolidated operating revenue	$35,546	$50,434	$51,570	$70,298

Income (loss) before income taxes:
Residential real estate (a)	$5,553	$24,957	$5,808	$26,417
Hospitality	5,312	2,403	4,505	1,868
Commercial leasing and sales	(171)	(190)	2,319	(280)
Forestry	1,725	2,226	2,305	3,757
Other	1,243	3,218	1,365	1,228
Consolidated income before income taxes	$13,662	$32,614	$16,302	$32,990

(a)	Includes revenue of $23.1 million for the three and six months ended June 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.
(b)	Includes revenue of $2.2 million for the three and six months ended June 30, 2018 related to a specific sale of mitigation bank credits.

	June 30,	December 31,
	2019	2018
Total assets:
Residential real estate	$137,530	$125,642
Hospitality	84,103	70,746
Commercial leasing and sales	205,238	182,658
Forestry	20,737	20,189
Other	458,639	471,727
Total assets	$906,247	$870,962

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million as of each June 30, 2019 and December 31, 2018, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

At both June 30, 2019 and December 31, 2018, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2019, the Company had a total of $96.9 million in construction and development related contractual obligations, of which a portion will be funded through committed financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026 (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, the Company and a wholly owned subsidiary of the Company (the “Guarantor”) entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. The Guarantors’ liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of Guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such Guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or Guarantor; and the dissolution of the borrower or Guarantor. As of June 30, 2019, there was no principal balance outstanding related to the Pier Park TPS JV Loan.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10‑K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 9 of our annual report on Form 10‑K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment Operating Revenue
Residential real estate (a)	38.9%	57.0%	33.3%	50.9%
Hospitality	43.9%	26.3%	44.7%	29.5%
Commercial leasing and sales	10.0%	6.6%	15.0%	9.2%
Forestry	6.0%	5.6%	5.9%	6.8%
Other (b)	1.2%	4.5%	1.1%	3.6%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

(a)	Includes revenue of $23.1 million for the three and six months ended June 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.
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

Below is a description of some of our major residential development communities in Northwest Florida that we are in the process of planning or developing. As is true with all of our projects, the parcels of residential real estate which will actually be developed, including the number of homesites that will ultimately be approved for development in any residential development community, will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria and the availability of capital resources to fund the development.

The Watersound Origins community is a large scale, mixed use community in South Walton County, Florida with direct access to Lake Powell. As of June 30, 2019, 562 homesites are fully developed, of which 412 have sold. Currently 580 homesites are under site development, which will be completed in phases. As of June 30, 2019, we had 624 homesites under contract.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The community has received government approval for 369 single family homesites. As of June 30, 2019, 369 homesites are fully developed, of which 330 have sold. As of June 30, 2019, we had 39 homesites under contract with builders. Planning is currently in process to expand the Breakfast Point community to include an additional future phase.

The Breakfast Point East community is a proposed residential community in Bay County, Florida adjacent to and east of the Breakfast Point community. The community has received government approval for 1,760 single family homesites and 440 multi-family units. Engineering is currently in process for Phase 1 of Breakfast Point East.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The community has received government approval for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,746 homesites are sold. Engineering is currently in process for 70 homesites. As of June 30, 2019, we had 70 homesites under contract with two builders.

The WindMark Beach community is a residential community in Port St. Joe, Florida. The community has received governmental approval for 1,516 residential homesites. To date, 224 homesites are fully developed and sold. Currently, 94 homesites are under site development, all of which are under contract with a builder.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida with access to the Gulf Intracoastal Waterway. The community will be developed as a JV with our JV partner Minto Communities USA, a homebuilder and community developer. Planning, engineering, and permitting approvals are in process for the sales center and first phase, which is estimated to include approximately 3,500 residential homesites.

The Titus Park community is a new residential community located in east Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently clearing is in process for 154 homesites. As of July 11, 2019, the 154 homesites were under contract with a builder.

The College Station community is a new residential community located in east Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently clearing is in process for 126 homesites. As of June 30, 2019, we had 33 homesites under contract with a builder.

The Park Place community is a proposed residential community located in the City of Callaway in east Bay County, Florida. This residential community is proposed to be developed in multiple phases. Planning and design are currently in process for Phase 1 of the Park Place community. As of June 30, 2019, we had 51 homesites under contract with a builder.

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

We had 914 residential homesites under contract as of June 30, 2019, which are expected to result in revenue of approximately $89.5 million at closing of the homesites, which are expected over the next several years. As of June 30, 2018 we had 644 residential homesites under contract, which are expected to result in revenue of approximately

$65.5 million ($5.6 million has been realized through June 30, 2019). The increase is due to the development of additional homesites and increased builder contracts for residential homesites. The number of homesites under contract are subject to change based on final platting of each community.

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

Clubs – Our private membership club (“The Clubs by Joe”) provides members and guests in our hotels access to our resort facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, and the WaterSound Beach Club. The Clubs by Joe is focused on creating a world class membership experience combined with the luxurious aspects of a four star/four diamond resort. Below is a description of some of our club properties, which are located in Northwest Florida. As is true with all of our projects, the parcels of real estate which will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

We own and operate the WaterSound Beach Club which includes two pools, private beach access, two restaurants, three bars, a kid’s room and a recreation area.

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

The Camp Creek Lifestyle Village is a proposed club membership amenity center that is planned to feature a health and wellness facility, adult pool and spa, leisure family pool, casual restaurant, tennis and pickle ball center, teen room, kid’s playground and sport fields. The Camp Creek Lifestyle Village is also planned to feature a 75 room boutique inn, restaurant and bar, men’s and women’s locker room and outfitter shop.

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

Commercial Leasing and Sales

Our commercial leasing and sales segment includes leasing multi-family, retail, office and commercial property, cell towers and other assets as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses. These uses include a broad range of retail, office, hotel, assisted-living, multi-family and industrial properties. From time to time, our commercial leasing and sales segment also evaluates opportunities to sell some of our hospitality properties.

Below is a listing of some of our commercial leasing and sales properties. As is true with all of our projects, the parcels of real estate which will actually be developed will depend on our development strategy, the extent to which the anticipated returns of the project meet our investment return criteria, and the availability of capital resources to fund the development.

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of June 30, 2019, Pier Park North JV had 320,310 net leasable square feet, of which 96.3% were under lease.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own 243,605 square feet of manufacturing and office space, which are currently under long-term leases. Additionally, we are constructing an approximately 60,000 square foot flex space building that we plan to complete during the third quarter of 2019.

Beckrich Office Park. Beckrich Office Park includes two office buildings located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 91.2% were under lease as of June 30, 2019. Additionally, we are constructing a third office building and a new Starbucks building at Beckrich Office Park.

Pier Park Crossings. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The 240 unit apartment community is currently under construction. As of June 30, 2019, we had completed 96 units, of which 87 were under lease.

Origins Town Center. The Origins Town Center is entitled for approximately 330,000 square feet of retail and entertainment space, as well as approximately 127,000 square feet of office space. In August 2018, we entered into a lease with Sacred Heart Health Systems to construct an approximately 6,500 square foot healthcare facility in the Origins Town Center. The facility is currently under construction. Additionally, we are designing a new multi-tenant commercial building.

Origins Crossings. In May 2019, we formed the Origins Crossings JV to develop, manage and lease apartments in Watersound, Florida, which will be located adjacent to the Origins Town Center. The parties are working together to develop a 217 unit apartment community, which is currently under construction.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we announced a JV with InterMountain Management, LLC, to construct and manage a TownePlace Suites by Marriott. Construction began in the fourth quarter of 2018 on the 124 room TownePlace Suites. This JV is unconsolidated and is accounted for under the equity method of accounting. Additionally, we are designing a new multi-tenant commercial building to be constructed on a portion of this site.

Topsail West. Topsail West is entitled for approximately 61,000 square feet of retail and entertainment space in Santa Rosa Beach, Florida. In April 2019, we entered into a lease on a build-to-suit restaurant for First Watch: The Daytime Café. The restaurant is currently under construction.

Watercrest. In May 2019, we formed the Watercrest JV to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida, which will be located near Topsail West. The JV parties are working together to develop the 107 unit community, which is currently under construction.

North Glades/Breakfast Point Bank Building. In April 2019, we entered into a lease with Capital City Bank to construct a full-service banking location in Panama City Beach, Florida. The bank building is currently under construction.

In addition to the properties listed above, a flex space building of approximately 20,000 square feet is under construction at Cedar Grove Commerce Park in Panama City, Florida and in July 2019 we formed a JV to develop and operate a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida that is currently under construction. We also have a number of projects in various stages of planning, including additional industrial flex space buildings, apartments and assisted living/ memory care facilities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes in these policies during the first six months of 2019, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	In millions
Revenue:
Real estate revenue	$15.5	$32.1	$20.1	$39.9
Hospitality revenue	15.6	12.9	23.0	19.9
Leasing revenue	3.7	3.5	7.2	6.9
Timber revenue	0.7	1.9	1.3	3.6
Total revenue	35.5	50.4	51.6	70.3
Expenses:
Cost of real estate revenue	6.8	3.0	8.7	7.1
Cost of hospitality revenue	9.0	9.4	16.2	16.2
Cost of leasing revenue	1.1	1.2	2.1	2.3
Cost of timber revenue	0.2	0.2	0.3	0.4
Other operating and corporate expenses	5.1	5.0	11.1	11.0
Depreciation, depletion and amortization	2.4	2.3	4.5	4.5
Total expenses	24.6	21.1	42.9	41.5
Operating income	10.9	29.3	8.7	28.8
Other income (expense):
Investment income, net	2.5	6.0	8.6	9.6
Interest expense	(3.0)	(2.9)	(6.0)	(5.9)
Other income, net	3.3	0.2	5.0	0.5
Total other income, net	2.8	3.3	7.6	4.2
Income before income taxes	13.7	32.6	16.3	33.0
Income tax expense	(3.4)	(6.5)	(4.1)	(6.3)
Net income	$10.3	$26.1	$12.2	$26.7

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue
Real estate revenue	$13.8	89.0%	$5.6	17.4%	$17.2	85.6%	$12.6	31.6%
RiverTown impact fees	—	—%	23.1	72.0%	—	—%	23.1	57.9%
Total residential real estate revenue	13.8	89.0%	28.7	89.4%	17.2	85.6%	35.7	89.5%
Commercial real estate revenue	0.1	0.7%	0.4	1.2%	1.0	5.0%	0.8	2.0%
Rural land and other revenue	1.6	10.3%	3.0	9.4%	1.9	9.4%	3.4	8.5%
Real estate revenue	$15.5	100.0%	$32.1	100.0%	$20.1	100.0%	$39.9	100.0%

Gross profit:
Residential real estate
Real estate	$7.1	51.4%	$3.2	57.1%	$8.7	50.6%	$6.1	48.4%
RiverTown impact fees	—	—%	23.1	100.0%	—	—%	23.1	100.0%
Total residential real estate	7.1	51.4%	26.3	91.6%	8.7	50.6%	29.2	81.8%
Commercial real estate	0.1	100.0%	0.2	50.0%	1.0	100.0%	0.5	62.5%
Rural land and other	1.5	93.8%	2.6	86.7%	1.7	89.5%	3.1	91.2%
Gross profit	$8.7	56.1%	$29.1	90.7%	$11.4	56.7%	$32.8	82.2%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2019, total residential real estate revenue decreased $14.9 million, or 51.9% to $13.8 million, as compared to $28.7 million during the same period in 2018, and total residential real estate gross profit decreased $19.2 million, to $7.1 million (or gross margin of 51.4%), as compared to $26.3 million, (or gross margin of 91.6%) during the same period in 2018. Included in total residential real estate revenue for the three months ended June 30, 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. During the three months ended June 30, 2019, excluding the one-time receipt of the RiverTown impact fees, residential real estate revenue increased $8.2 million, or 146.4% to $13.8 million, as compared to $5.6 million during the same period in 2018, and residential real estate gross profit increased $3.9 million, or 121.9%, to $7.1 million, (or gross margin of 51.4%), as compared to $3.2 million, (or gross margin of 57.1%), during the same period in 2018. During the three months ended June 30, 2019, we sold 151 homesites compared to 37 homesites during the same period in 2018.

During the six months ended June 30, 2019, total residential real estate revenue decreased $18.5 million, or 51.8% to $17.2 million, as compared to $35.7 million during the same period in 2018 and total residential real estate gross profit decreased $20.5 million, to $8.7 million (or gross margin of 50.6%), as compared to $29.2 million, (or gross margin of 81.8%) during the same period in 2018. Included in total residential real estate revenue for the six months ended June 30, 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. During the six months ended June 30, 2019, excluding the one-time receipt of the RiverTown impact fees, residential real estate revenue increased $4.6 million, or 36.5% to $17.2 million, as compared to $12.6 million during the same period in 2018, and residential real estate gross profit increased $2.6 million, or 42.6%, to $8.7 million, (or gross margin of 50.6%), as compared to $6.1 million, (or gross margin of 48.4%), during the same period in 2018. During the six months ended June 30, 2019, we sold 182 homesites compared to 143 homesites during the same period in 2018.

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

Commercial Real Estate Revenue and Gross Profit. During the three months ended June 30, 2019, there were no commercial land real estate sales. During the three months ended June 30, 2018, we had three commercial real estate sales totaling approximately 2 acres for $0.4 million, resulting in a gross profit margin of approximately 50.0%. During the six months ended June 30, 2019, we had two commercial real estate sales totaling approximately 51 acres for $1.0 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the six months ended June 30, 2018, we had four commercial real estate sale totaling approximately 5 acres for $0.8 million, resulting in a gross profit margin of approximately 62.5%. Revenue from commercial real estate can vary significantly from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Rural Land and Other Revenue and Gross Profit. During the three months ended June 30, 2019, we sold approximately 34 acres of rural and timber land for $1.2 million and mitigation bank credits for $0.4 million, resulting in a gross profit margin of approximately 93.8%. During the three months ended June 30, 2018, we sold approximately 77 acres of rural and timber land for $0.7 million and mitigation bank credits for $2.3 million, resulting in a gross profit margin of approximately 86.7%. During the six months ended June 30, 2019, we sold approximately 54 acres of rural and timber land for $1.3 million and mitigation bank credits for $0.6 million, resulting in a gross profit margin of approximately 89.5%. During the six months ended June 30, 2018, we sold approximately 94 acres of rural and timber land for $0.9 million and mitigation bank credits for $2.5 million, resulting in a gross profit margin of approximately 91.2%. Revenue from rural land can vary significantly from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Hospitality revenue	$15.6	$12.9	$23.0	$19.9
Gross profit	$6.6	$3.5	$6.8	$3.7
Gross margin	42.3%	27.1%	29.6%	18.6%

Hospitality revenue increased $2.7 million, or 20.9%, during the three months ended June 30, 2019, as compared to the same period in 2018. During the three months ended June 30, 2019 the increase in hospitality revenue was due to the re-opening of the FOOW restaurant in late June 2018, the opening of the WaterColor Store in January 2019 and an increase in club membership revenue. These increases were partially offset by decreases related to the WaterColor Beach Club being closed during the current period for renovations, golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018 and the impact of Hurricane Michael on the marinas. Hospitality had a gross margin during the three months ended June 30, 2019 of 42.3% compared to 27.1% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the current period, our hospitality gross margin was 34.0% during the three months ended June 30, 2019, as compared to 27.1% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Hospitality revenue increased $3.1 million, or 15.6%, during the six months ended June 30, 2019, as compared to the same period in 2018. During the six months ended June 30, 2019 the increase in hospitality revenue was due to the re-opening of the FOOW restaurant in late June 2018, the opening of the WaterColor Store in January 2019 and an increase in club membership revenue. These increases were partially offset by decreases in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed during the current period for renovations, golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018 and the impact of Hurricane Michael on the marinas. As of June 30, 2019 The Clubs by Joe had 1,198 members, compared with 1,078 members as of June 30, 2018. Hospitality had a gross margin during the six months ended June 30, 2019 of 29.6% compared to 18.6% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the current period, our hospitality gross margin was 23.9% during the six months ended June 30, 2019, as compared to 18.6% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Leasing revenue	$3.7	$3.5	$7.2	$6.9
Gross profit	$2.6	$2.3	$5.1	$4.6
Gross margin	70.3%	65.7%	70.8%	66.7%

Leasing revenue increased $0.2 million, or 5.7%, during the three months ended June 30, 2019, as compared to the same period in 2018. Leasing revenue increased $0.3 million, or 4.3%, during the six months ended June 30, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Beckrich Office Park, Pier Park Crossings and WaterColor Crossings. The increase is partially offset by a decrease in leasing revenue related to the marinas which, subsequent to the landfall of Hurricane Michael on October 10, 2018, remain closed. Cost of leasing revenue remained essentially flat for each of the three and six months ended June 30, 2019 and 2018, which resulted in an increase to gross margin for the period.

Timber Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Timber revenue	$0.7	$1.9	$1.3	$3.6
Gross profit	$0.5	$1.7	$1.0	$3.2
Gross margin	71.4%	89.5%	76.9%	88.9%

Timber revenue decreased $1.2 million, or 63.2%, during the three months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in the amount of tons sold and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 31,000 tons sold during the three months ended June 30, 2019, as compared to 112,000 tons sold during the same period in 2018. Gross margin decreased during the three months ended June 30, 2019 to 71.4%, as compared to 89.5% during the same period in 2018, primarily due to decreases in volume and changes in product mix.

Timber revenue decreased $2.3 million, or 63.9%, during the six months ended June 30, 2019, as compared to the same period in 2018, due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 61,000 tons sold during the six months ended June 30, 2019, as compared to 214,000 tons sold during the same period in 2018. Gross margin decreased during the six months ended June 30, 2019 to 76.9%, as compared to 88.9% during the same period in 2018, primarily due to decreases in sales price and volume.

Other Operating and Corporate Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Employee costs	$2.0	$1.7	$3.8	$3.5
401(k) contribution	—	—	1.1	1.1
Property taxes and insurance	1.2	1.2	2.4	2.5
Professional fees	1.0	0.8	2.0	1.7
Marketing and owner association costs	0.4	0.3	0.7	0.6
Occupancy, repairs and maintenance	0.2	0.4	0.5	0.5
Other miscellaneous	0.3	0.6	0.6	1.1
Total other operating and corporate expenses	$5.1	$5.0	$11.1	$11.0

Other operating and corporate expenses for the three and six months ended June 30, 2019 and 2018 were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for the three and six months ended June 30, 2019 and 2018 were comparable.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available for-sale-investments, less other-than-temporary impairment loss, (iv) net unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Interest and dividend income	$2.3	$2.3	$4.1	$5.2
Accretion income	—	0.2	0.1	0.4
Net realized loss on the sale of investments	—	—	—	(1.1)
Other-than-temporary impairment loss	—	—	—	(0.1)
Unrealized (loss) gain on investments, net	(1.9)	1.3	0.1	0.7
Interest income from investments in SPEs	2.0	2.0	4.1	4.1
Interest accrued on notes receivable and other interest	0.1	0.2	0.2	0.4
Total investment income, net	$2.5	$6.0	$8.6	$9.6

Investment income, net decreased $3.5 million to $2.5 million for the three months ended June 30, 2019, as compared to $6.0 million for the three months ended June 30, 2018. Investment income, net decreased $1.0 million to $8.6 million for the six months ended June 30, 2019, as compared to $9.6 million for the six months ended June 30, 2018. Investment income, net for the three months ended June 30, 2019 includes unrealized losses related to preferred stock of $1.9 million. Investment income, net for the three months ended June 30, 2018 includes unrealized gains related to preferred stock of $1.3 million. The six months ended June 30, 2019 includes unrealized gains related to preferred stock of $0.1 million. The six months ended June 30, 2018 includes unrealized gains related to preferred stock of $0.7 million, offset by a realized loss on the sale of certain corporate debt securities and preferred stock of $1.1 million and an other-than-temporary impairment loss of $0.1 million related to corporate debt securities.

The decrease in interest and dividend income for the six months ended June 30, 2019, as compared to the same period in 2018, is primarily due to a reduction in investments held during the period. The decrease in investments during the period is primarily related to the repurchase of common stock during 2018 under the Stock Repurchase Program and increased capital expenditures. See Note 14. Stockholders’ Equity and Part II – Other Information of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Interest Expense

Interest expense primarily includes interest incurred on CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2	$4.4	$4.4
Other interest expense	0.8	0.7	1.6	1.5
Total interest expense	$3.0	$2.9	$6.0	$5.9

Other Income, Net

Other income, net primarily includes gain on land contribution, income from our retained interest investments, insurance proceeds, hurricane expenses and other expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Gain on land contribution	$—	$—	$1.5	$—
Accretion income from retained interest investments	0.3	0.3	0.6	0.6
Insurance proceeds	3.8	—	4.1	—
Hurricane expense	(0.8)	—	(1.1)	—
Miscellaneous expense, net	—	(0.1)	(0.1)	(0.1)
Other income, net	$3.3	$0.2	$5.0	$0.5

Other income, net increased $3.1 million and $4.5 million during the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increase is primarily due to $3.8 million and $4.1 million of insurance proceeds received related to Hurricane Michael during the three and six months ended June 30, 2019, respectively. The insurance proceeds were partially offset by hurricane expenses of $0.8 million and $1.1 million during the three and six months ended June 30, 2019, respectively. See Note 6. Hurricane Michael for additional information. The six months ended June 30, 2019 also includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information.

Income Tax Expense

We recorded income tax expense of $3.4 million during three months ended June 30, 2019, as compared to $6.5 million during the same period in 2018. Our effective tax rate was 24.9% for the three months ended June 30, 2019, as compared to 20.0% during the same period in 2018.

We recorded income tax expense of $4.1 million during the six months ended June 30, 2019, as compared to $6.3 million during the same period in 2018. Our effective tax rate was 25.0% for the six months ended June 30, 2019, as compared to 18.9% during the same period in 2018.

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

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Revenue:
Real estate revenue	$12.6	$5.1	$15.7	$11.5
Other revenue	1.2	23.6	1.5	24.3
Total revenue	13.8	28.7	17.2	35.8
Expenses:
Cost of real estate and other revenue	6.7	2.4	8.5	6.5
Other operating expenses	1.4	1.2	2.5	2.4
Depreciation and amortization	—	—	0.1	0.1
Total expenses	8.1	3.6	11.1	9.0
Operating income	5.7	25.1	6.1	26.8
Other income (expense):
Investment income, net	—	0.1	—	0.1
Interest expense	(0.2)	(0.2)	(0.4)	(0.5)
Other income, net	—	—	0.1	0.1
Total other expense, net	(0.2)	(0.1)	(0.3)	(0.3)
Income before income taxes	$5.5	$25.0	$5.8	$26.5

Real estate revenue includes sales of homesites, other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. Other revenue for the three and six months ended June 30, 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. For the three months ended June 30, 2019 and 2018, real estate revenue includes estimated homesite residuals of $1.0 million and $0.2 million, respectively. For the three months ended June 30, 2019 and 2018, other revenue includes certain estimated fees related to homebuilder homesite sales of $0.9 million and $0.2 million, respectively. For the six months ended June 30, 2019 and 2018, real estate revenue includes estimated homesite residuals of $1.1 million and $0.6 million, respectively. For the six months ended June 30, 2019 and 2018, other revenue includes certain estimated fees related to homebuilder homesite sales of $0.9 million and $0.5 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three months ended June 30, 2019 Compared to the Three months ended June 30, 2018

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	151	$12.6	$6.3	$6.3	50.0%	37	$5.1	$2.1	$3.0	58.8%

Homesites. Revenue from homesite sales increased $7.5 million, or 147.1%, during the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the three months ended June 30, 2019 and 2018, the average revenue per homesite sold was approximately $73,000 and $125,000, respectively, due to the mix of sales from different communities, which included the sale of 49 undeveloped homesites within the SouthWood community during the three months ended June 30, 2019, with no comparable undeveloped homesite sales during the same period in 2018. Gross margin decreased to 50.0% during the three months ended June 30, 2019, as compared to 58.8% during the same period in 2018, primarily due to the mix and number of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our mortgage notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Six months ended June 30, 2019 Compared to the Six months ended June 30, 2018

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	182	$15.7	$7.9	$7.8	49.7%	143	$11.5	$6.1	$5.4	47.0%

Homesites. Revenue from homesite sales increased $4.2 million, or 36.5%, during the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point and SouthWood. During the six months ended June 30, 2019 and 2018, the average revenue per homesite sold was approximately $75,000 and $74,000, respectively. Gross margin increased to 49.7% during the six months ended June 30, 2019, as compared to 47.0% during the same period in 2018, primarily due to the mix and number of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our mortgage notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Revenue:
Hospitality revenue	$15.6	$12.9	$23.0	$19.9
Leasing revenue	—	0.4	0.1	0.8
Total revenue	15.6	13.3	23.1	20.7
Expenses:
Cost of hospitality revenue	9.0	9.4	16.2	16.2
Cost of leasing revenue	—	0.4	—	0.6
Other operating expenses	0.2	0.1	0.4	0.3
Depreciation	1.1	0.9	2.0	1.8
Total expenses	10.3	10.8	18.6	18.9
Operating income	5.3	2.5	4.5	1.8
Other income, net	—	—	—	0.1
Income before income taxes	$5.3	$2.5	$4.5	$1.9

Three months ended June 30, 2019 Compared to the Three months ended June 30, 2018

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$8.8	$2.4	27.3%	$7.2	$2.1	29.2%
Clubs	6.8	3.0	44.1%	5.2	1.2	23.1%
Marinas	—	1.2	—%	0.9	0.2	22.2%
Total	$15.6	$6.6	42.3%	$13.3	$3.5	26.3%

Revenue from resorts, lodging and other management services increased $1.6 million, or 22.2%, during the three months ended June 30, 2019, as compared to the same period in 2018. The increase in revenue is primarily due to the re-opening of the FOOW restaurant in late June 2018 and the opening of the WaterColor Store in January 2019. The increase in revenue was partially offset by a decrease related to the WaterColor Beach Club being closed during the three months ended June 30, 2019. Our gross margin decreased by 1.9% to 27.3% during the three months ended June 30, 2019, as compared to 29.2% during the same period in 2018. The decrease in gross margin was primarily due to a decrease in the average daily rate and lower occupancy at the WaterColor Inn in the current period.

Revenue from our clubs increased $1.6 million or 30.8%, during the three months ended June 30, 2019 as compared to the same period in 2018, which included an increase related to an increase in the number of members and membership revenue, partially offset by a decrease in golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018. Our gross margin also increased to 44.1% during the three months ended June 30, 2019 compared to 23.1% during the same period in 2018. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $0.9 million, or 100.0% during the three months ended June 30, 2019, as compared to the same period in 2018, due to the impact of Hurricane Michael on the marinas. Gross profit during the three months ended June 30, 2019 includes $1.3 million related to business interruption insurance proceeds received during the period. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

Our hospitality segment gross margin was 42.3% during the three months ended June 30, 2019, as compared to 26.3% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received related to Hurricane Michael. Excluding the $1.3 million of business interruption proceeds received for the marinas during the current period, our hospitality segment gross margin was 34.0% during the three months ended June 30, 2019, as compared to 26.3% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$12.6	$1.9	15.1%	$10.6	$1.7	16.0%
Clubs	10.5	4.0	38.1%	8.7	1.9	21.8%
Marinas	—	1.0	—%	1.4	0.3	21.4%
Total	$23.1	$6.9	29.9%	$20.7	$3.9	18.8%

Revenue from resorts, lodging and other management services increased $2.0 million, or 18.9%, during the six months ended June 30, 2019, as compared to the same period in 2018. The increase in revenue is primarily due to the re-opening of the FOOW restaurant in late June 2018 and the opening of the WaterColor Store in January 2019. The increase in revenue was partially offset by a decrease in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed during the period. Our gross margin decreased by 0.9% to 15.1% during the six months ended June 30, 2019, as compared to 16.0% during the same period in 2018. The decrease in gross margin was primarily due to lower occupancy at the WaterColor Inn and the WaterColor Beach Club being closed during the six months ended June 30, 2019 for renovations.

Revenue from our clubs increased $1.8 million, or 20.7%, during the six months ended June 30, 2019 compared to the same period in 2018, which included an increase related to an increase in the number of members and membership revenue, partially offset by a decrease in golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018. As of June 30, 2019 we had 1,198 members, compared with 1,078 members as of June 30, 2018. Our gross margin also increased to 38.1% during the six months ended June 30, 2019 compared to 21.8% during the same period in 2018. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $1.4 million, or 100.0% during the six months ended June 30, 2019, as compared to the same period in 2018, due to the impact of Hurricane Michael on the marinas. Gross profit during the six months ended June 30, 2019 includes $1.3 million related to business interruption insurance proceeds received during the period. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

Our hospitality segment gross margin was 29.9% during the six months ended June 30, 2019, as compared to 18.8% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received related to Hurricane Michael. Excluding the $1.3 million of business interruption proceeds received for the marinas during the current period, our hospitality segment gross margin was

24.2% during the six months ended June 30, 2019, as compared to 18.8% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Revenue:
Leasing revenue	$3.4	$2.9	$6.7	$5.7
Commercial real estate revenue	0.1	0.4	1.0	0.8
Total revenue	3.5	3.3	7.7	6.5
Expenses:
Cost of leasing revenue	1.1	0.8	2.1	1.7
Cost of commercial real estate revenue	—	0.2	—	0.2
Other operating expenses	0.8	0.9	1.5	1.6
Depreciation and amortization	1.2	1.1	2.3	2.2
Total expenses	3.1	3.0	5.9	5.7
Operating income	0.4	0.3	1.8	0.8
Other (expense) income:
Interest expense	(0.6)	(0.5)	(1.2)	(1.1)
Other income, net	—	—	1.7	—
Total other (expense) income, net	(0.6)	(0.5)	0.5	(1.1)
(Loss) income before income taxes	$(0.2)	$(0.2)	$2.3	$(0.3)

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Leasing revenue increased $0.5 million, or 17.2%, during the three months ended June 30, 2019, as compared to the same period in 2018. Leasing revenue increased $1.0 million, or 17.5%, during the six months ended June 30, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Pier Park North, Beckrich Office Park, Pier Park Crossings and WaterColor Crossings. Leasing gross margin decreased during the three months ended June 30, 2019 to 67.6%, as compared to 72.4% during the same period in 2018. Leasing gross margin decreased during the six months ended June 30, 2019 to 68.7%, as compared to 70.2% during the same period in 2018. The decrease in gross margin was primarily due to an increase in cost of leasing revenue for new leases during the three and six months ended June 30, 2019. As of June 30, 2019, we had net rentable square feet of approximately 823,000, of which approximately 758,000 square feet was under lease. As of June 30, 2018, we had net rentable square feet of approximately 809,000, of which approximately 719,000 square feet was under lease.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended June 30, 2019 there were no commercial land real estate sales. During the three months ended June 30, 2018, we had three commercial real estate sales totaling approximately 2 acres for $0.4 million, resulting in a gross profit margin of approximately 50.0%. During the six months ended June 30, 2019 we had two commercial real estate sales totaling approximately 51 acres for $1.0 million, with di minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the six months ended June 30, 2018, we had four commercial real estate sale totaling approximately 5 acres for $0.8 million, resulting in a gross profit margin of approximately 62.5%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Other income, net for the six months ended June 30, 2019 includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		June 30, 2019		December 31, 2018
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%
VentureCrossings	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	91%	67,108	96%
WindMark Beach Commercial (1)	Gulf County, FL	49,260	56%	49,260	56%
SouthWood Town Center (2)	Leon County, FL	34,230	85%	34,230	85%
WaterColor Town Center (2) (3)	Walton County, FL	21,200	100%	21,200	100%
Port St. Joe Commercial	Gulf County, FL	15,524	100%	15,524	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park	Walton County, FL	11,570	53%	—	—%
WaterSound Gatehouse (2) (4)	Walton County, FL	11,515	88%	13,049	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
WaterColor HOA Office (5)	Walton County, FL	1,244	100%	1,244	100%
		822,666	92%	812,630	93%

(1)	Included in net rentable square feet as of June 30, 2019 and December 31, 2018, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(3)	In addition to net rentable square feet, there is an additional 1,332 square feet that was repurposed during the fourth quarter of 2018 into a new store operated by us.
(4)	In addition to net rentable square feet, there is an additional 1,534 square feet that was repurposed in 2019 into a new store operated by us, as well as office space occupied by us.
(5)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee is expected to expand their lease in the fourth quarter of 2019 to include the entire building.

Total units and percentage leased for apartments by location are as follows:

		June 30, 2019
					Percentage
					Leased
		Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed
Pier Park Crossings (1)	Bay County, FL	240	96	87	91%
Origins Crossings (2)	Walton County, FL	217	—	—	N/A
		457	96	87	91%

(1)	Construction began in the second quarter of 2018.
(2)	Construction began in the second quarter of 2019.

Forestry

The table below sets forth the results of operations of our forestry segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	In millions
Revenue:
Timber revenue	$0.7	$1.9	$1.3	$3.5
Real estate revenue - other rural land revenue	1.2	0.7	1.3	0.9
Leasing revenue	0.2	0.2	0.4	0.4
Total revenue	2.1	2.8	3.0	4.8
Expenses:
Cost of timber revenue	0.2	0.2	0.3	0.4
Cost of real estate revenue - other rural land revenue	0.1	0.1	0.1	0.2
Other operating expenses	0.1	0.1	0.2	0.2
Depreciation and depletion	—	0.2	0.1	0.3
Total expenses	0.4	0.6	0.7	1.1
Income before income taxes	$1.7	$2.2	$2.3	$3.7

The total tons sold and relative percentage of total tons sold by major type of timber revenue are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Pine pulpwood	6,000	19.4%	65,000	58.0%	12,000	19.7%	135,000	63.1%
Pine sawtimber	4,000	12.9%	38,000	33.9%	6,000	9.8%	63,000	29.4%
Pine grade logs	8,000	25.8%	9,000	8.1%	13,000	21.3%	15,000	7.0%
Other	13,000	41.9%	—	—%	30,000	49.2%	1,000	0.5%
Total	31,000	100.0%	112,000	100.0%	61,000	100.0%	214,000	100.0%

Three months ended June 30, 2019 Compared to the Three months ended June 30, 2018

Timber revenue decreased by $1.2 million, or 63.2%, during the three months ended June 30, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in the amount of tons sold and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 31,000 tons sold during the three months ended June 30, 2019, as compared to 112,000 tons sold during the same period in 2018. The average price per ton sold increased to $16.06 during the three months ended June 30, 2019, as compared to $15.64 during the same period in 2018. Gross margin decreased during the three months ended June 30, 2019, to 71.4%, as compared to 89.5% during the same period in 2018, primarily due to decreases in volume and changes in product mix.

During the three months ended June 30, 2019, we sold approximately 34 acres of rural and timber land for $1.2 million, resulting in a gross profit margin of approximately 91.7%. During the three months ended June 30, 2018, we sold approximately 77 acres of rural and timber land for $0.7 million, resulting in a gross profit margin of approximately 85.7%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Timber revenue decreased by $2.2 million, or 62.9%, during the six months ended June 30, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October

2018. There were 61,000 tons sold during the six months ended June 30, 2019, as compared to 214,000 tons sold during the same period in 2018. The average price per ton sold decreased to $14.42 during the six months ended June 30, 2019, as compared to $15.44 during the same period in 2018. Gross margin decreased during the six months ended June 30, 2019, to 76.9%, as compared to 88.6% during the same period in 2018, primarily due to decreases in sales price and volume.

During the six months ended June 30, 2019, we sold approximately 54 acres of rural and timber land for $1.3 million, resulting in a gross profit margin of approximately 92.3%. During the six months ended June 30, 2018, we sold approximately 94 acres of rural and timber land for $0.9 million, resulting in a gross profit margin of approximately 77.8%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had cash and cash equivalents of $195.6 million, compared to $195.2 million as of December 31, 2018. Our cash and cash equivalents at June 30, 2019 includes commercial paper of $154.2 million, short term U.S. Treasury securities of $7.0 million and $1.8 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of June 30, 2019, we had investments - debt securities in corporate debt securities of $2.8 million and investments - equity securities in preferred stock investments of $36.3 million. As of December 31, 2018, we had investments - debt securities in U.S. Treasury securities of $6.9 million and corporate debt securities of $2.0 million and investments - equity securities in preferred stock investments of $36.1 million. See Note 4. Investments, for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

During the six months ended June 30, 2019, we incurred a total of $48.6 million for capital expenditures, which includes $12.9 million related to the acquisition and development in our residential real estate communities, $23.7 million for our commercial leasing and sales segment, $10.8 million related to our hospitality segment and $1.2 million related primarily to our forestry segment and corporate expenditures. As of June 30, 2019, we had a total of $96.9 million in construction and development related contractual obligations, of which a portion will be funded through committed financing arrangements.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of June 30, 2019 and December 31, 2018, $46.0 million and $46.4 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of June 30, 2019 and December 31, 2018, $24.6 million and $15.4 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1,

2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

In May 2019, the Origins Crossings JV entered into a $37.9 million loan. As of June 30, 2019, there was no principal balance outstanding on the Origins Crossings JV Loan. The Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Origins Crossings JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of June 30, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. We entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $7.0 million as of June 30, 2019. Total outstanding CDD debt related to our land holdings was $18.9 million at June 30, 2019, which was comprised of $15.8 million at SouthWood, $2.6 million at the existing Pier Park retail center and $0.5 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the six months ended June 30, 2019 and 2018, we repurchased a total of 471,500 and 4,065,160 shares, respectively, of our common stock outstanding for an aggregate purchase price of $7.1 million and $72.5 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2019	2018
	In millions
Net cash provided by operating activities	$12.3	$37.7
Net cash (used in) provided by investing activities	(14.7)	56.0
Net cash provided by (used in) financing activities	3.0	(67.9)
Net increase in cash, cash equivalents and restricted cash	0.6	25.8
Cash, cash equivalents and restricted cash at beginning of the period	198.1	192.5
Cash, cash equivalents and restricted cash at end of the period	$198.7	$218.3

Cash Flows from Operating Activities

Cash flows provided by operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $12.3 million during the six months ended June 30, 2019, as compared to net cash provided by operations of $37.7 million during the same period in 2018. Net cash provided by operations included $23.1 million of RiverTown impact fees received during the six months ended June 30, 2018.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by maturities of investments, proceeds from insurance claims, proceeds from the disposition of assets, sales of investments and maturities of assets held by SPEs. During the six months ended June 30, 2019, net cash used in investing activities was $14.7 million, which included capital expenditures for operating property and equipment and purchases of investments of less than $0.1 million, partially offset by proceeds from insurance claims of $10.8 million, maturities of investments – debt securities of $7.0 million, sales of restricted investments of $1.2 million and maturities of assets held by SPEs of $0.4 million. During the six months ended June 30, 2018, net cash provided by investing activities was $56.0 million, which included sales of investments - debt securities of $63.5 million, sales of investments – equity securities of $7.3 million, proceeds from the disposition of assets of $5.0 million, sales of restricted investments of $1.1 million and maturities of assets held by SPEs of $0.4 million, partially offset by purchases of investments - equity securities of $10.4 million and capital expenditures for operating property and equipment.

Capital expenditures for operating property and property and equipment were $34.0 million and $10.9 million, during the six months ended June 30, 2019 and 2018, respectively, which were primarily for our commercial leasing and sales and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2019 was $3.0 million compared to net cash used in financing activities during the six months ended June 30, 2018 of $67.9 million. Net cash provided by financing activities during the six months ended June 30, 2019 included borrowings on debt of $10.6 million and capital contribution from non-controlling interest of $1.8 million, partially offset by the repurchase of common stock of $7.1 million, principal payments on debt of $1.0 million, debt issuance costs of $0.8 million, capital contribution to unconsolidated affiliate of $0.3 million and capital distribution to non-controlling interest of $0.2 million. Net cash used in financing activities during the six months ended June 30, 2018 included the repurchase of our common stock of $72.5 million, debt issuance costs of $1.1 million and principal payments on debt of $0.9 million, partially offset by borrowings on debt of $5.7 million and capital contribution from non-controlling interest of $0.9 million.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had various loans outstanding for which we have entered into guarantees and are required to comply with financial covenants. See Note 10. Debt, Net.

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

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $11.9 million for all installment notes monetized through June 30, 2019. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At both June 30, 2019 and December 31, 2018, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $9.4 million, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $2.2 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2019.

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

•	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2019 capital expenditures budget and the timing of benefits of these investments;
•	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover any losses;
•	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
•	our expectations regarding homesite sales and timing of sales for new developments, including those contemplated by our long-term contractual agreement with Kolter;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;

•	our intention to form additional JVs with third parties for the development of commercial real estate and residential real estate projects on our land holdings;
•	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
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

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;
•	our ability to effectively deploy and invest our assets, including our Securities;
•	our ability to effectively manage our real estate assets, as well as the ability of our JV partners to effectively manage the day-to-day activities of our JV projects;
•	our ability to close and realize the expected revenue of the residential homesites currently under contract;
•	our ability to successfully and timely complete homesite construction in our new developments, including those pursuant to our long-term contractual agreement with Kolter;
•	our ability to attract and work effectively with strategic partners;
•	our ability to successfully enter into previously announced potential JVs;
•	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
•	the impact of the Tax Act on our business and financial condition;
•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of June 30, 2019. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be other-than-temporary. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.9 million in the market value of these investments as of June 30, 2019. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

LIBOR is set to be phased out at the end of 2021. If LIBOR ceases to exist, we may need to renegotiate our loan documents and we cannot predict what alternative index would be negotiated with our lenders. As a result, our interest expense could increase.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of June 30, 2019, we had a total authority of $35.8 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

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

There were no stock repurchases during the second quarter of 2019.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
10.1†	Form of Director Restricted Stock Award.
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

†     Management contract or compensatory plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	July 31, 2019	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 31, 2019	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)