Form 10-Q
period 2019-09-30
ST JOE CO
filed 2019-10-30
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 28, 2019, there were 59,414,583 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Investment in real estate, net	$410,176	$350,994
Cash and cash equivalents	165,311	195,155
Investments - debt securities	35	8,958
Investments - equity securities	37,074	36,132
Other assets	59,953	60,308
Property and equipment, net of accumulated depreciation of $62,462 and $60,271 at September 30, 2019 and December 31, 2018, respectively	18,749	12,031
Investments held by special purpose entities	206,728	207,384
Total assets	$898,026	$870,962
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$85,581	$69,374
Other liabilities	60,850	47,387
Deferred tax liabilities, net	52,083	44,315
Senior Notes held by special purpose entity	176,962	176,775
Total liabilities	375,476	337,851

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 60,677,742 and 60,672,034 issued at September 30, 2019 and December 31, 2018, respectively; and 59,536,213 and 60,672,034 outstanding at September 30, 2019 and December 31, 2018, respectively	326,449	331,395
Retained earnings	205,537	187,450
Accumulated other comprehensive loss	(490)	(674)
Treasury stock at cost, 1,141,529 shares held at September 30, 2019	(18,794)	—
Total stockholders’ equity	512,702	518,171
Non-controlling interest	9,848	14,940
Total equity	522,550	533,111
Total liabilities and equity	$898,026	$870,962

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of September 30, 2019 and December 31, 2018, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of September 30, 2019, the consolidated balances attributable to the Company’s consolidated variable interest entities also include Origins Crossings, LLC (“Origins Crossings JV”) and SJWCSL, LLC (“Watercrest JV”). As of December 31, 2018 the consolidated balances attributable to the Company’s consolidated variable interest entities also include Windmark JV, LLC (“Windmark JV”). The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and limited guarantees discussed in Note 10. Debt, Net.

	September 30,	December 31,
	2019	2018
ASSETS
Investment in real estate	$84,241	$70,124
Cash and cash equivalents	1,993	2,113
Other assets	11,360	16,165
Investments held by special purpose entities	206,728	207,384
Total assets	$304,322	$295,786
LIABILITIES
Debt, net	$73,972	$60,262
Other liabilities	3,458	5,773
Senior Notes held by special purpose entity	176,962	176,775
Total liabilities	$254,392	$242,810

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue:
Real estate revenue	$13,490	$6,200	$33,634	$46,061
Hospitality revenue	14,003	12,130	36,994	32,056
Leasing revenue	4,037	3,573	11,218	10,507
Timber revenue	1,326	1,773	2,580	5,350
Total revenue	32,856	23,676	84,426	93,974
Expenses:
Cost of real estate revenue	6,036	3,709	14,715	10,831
Cost of hospitality revenue	10,191	9,269	26,384	25,427
Cost of leasing revenue	1,351	1,184	3,411	3,511
Cost of timber revenue	175	148	509	554
Other operating and corporate expenses	5,054	5,113	16,116	16,068
Depreciation, depletion and amortization	2,629	2,309	7,162	6,836
Total expenses	25,436	21,732	68,297	63,227
Operating income	7,420	1,944	16,129	30,747
Other income (expense):
Investment income, net	2,371	2,575	10,952	12,221
Interest expense	(3,109)	(2,926)	(9,075)	(8,905)
Other income, net	2,147	268	7,126	787
Total other income (expense), net	1,409	(83)	9,003	4,103
Income before income taxes	8,829	1,861	25,132	34,850
Income tax (expense) benefit	(3,003)	3,483	(7,098)	(2,815)
Net income	5,826	5,344	18,034	32,035
Net (income) loss attributable to non-controlling interest	(109)	139	53	400
Net income attributable to the Company	$5,717	$5,483	$18,087	$32,435

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	60,043,427	61,066,731	60,187,313	63,418,118
Net income per share attributable to the Company	$0.10	$0.09	$0.30	$0.51

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income:	$5,826	$5,344	$18,034	$32,035
Other comprehensive (loss) income:
Net unrealized gain (loss) on available-for-sale investments	34	(1,244)	824	(1,726)
Net unrealized gain (loss) on restricted investments	—	—	18	(9)
Interest rate swap	(509)	—	(509)	—
Reclassification of net realized (gain) loss included in earnings	(80)	—	(78)	1,050
Reclassification into retained earnings (1)	—	—	—	932
Reclassification of other-than-temporary impairment loss included in earnings	—	1,660	—	1,723
Total before income taxes	(555)	416	255	1,970
Income tax benefit (expense) (2)	135	(105)	(71)	(811)
Total other comprehensive (loss) income, net of tax	(420)	311	184	1,159
Total comprehensive income, net of tax	$5,406	$5,655	$18,218	$33,194

(1)

The reclassification into retained earnings for the nine months ended September 30, 2018 relates to the adoption of Accounting Standards Update (“ASU”) 2016‑01 Financial Instruments - Overall, as amended (“ASU 2016‑01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the condensed consolidated statements of comprehensive income.

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

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at June 30, 2019	60,200,534	$330,209	$199,820	$(70)	$(7,073)	$19,254	$542,140
Additional ownership interest in Windmark	—	(3,787)	—	—	—	(7,832)	(11,619)
Capital contribution from non-controlling interest	—	—	—	—	—	(1,683)	(1,683)
Stock based compensation expense	5,708	27	—	—	—	—	27
Repurchase of common shares	(670,029)	—	—	—	(11,721)	—	(11,721)
Other comprehensive loss, net of tax	—	—	—	(420)	—	—	(420)
Net income	—	—	5,717	—	—	109	5,826
Balance at September 30, 2019	59,536,213	$326,449	$205,537	$(490)	$(18,794)	$9,848	$522,550

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at June 30, 2018	61,842,662	$424,736	$182,033	$(613)	$(72,463)	$15,847	$549,540
Capital distribution to non-controlling interest	—	—	—	—	—	(201)	(201)
Stock based compensation expense	2,778	14	—	—	—	—	14
Repurchase of common shares	(1,173,406)	—	—	—	(20,906)	—	(20,906)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Other comprehensive income, net of tax	—	—	—	311	—	—	311
Net income	—	—	5,483	—	—	(139)	5,344
Balance at September 30, 2018	60,672,034	$331,381	$187,516	$(302)	$—	$15,507	$534,102

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Additional ownership interest in Windmark	—	(3,787)	—	—	—	(7,832)	(11,619)
Capital contribution from non-controlling interest	—	—	—	—	—	1,784	1,784
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	5,708	50	—	—	—	—	50
Repurchase of common shares	(1,141,529)	—	—	—	(18,794)	—	(18,794)
Other comprehensive income, net of tax	—	—	—	184	—	—	184
Net income	—	—	18,087	—	—	(53)	18,034
Balance at September 30, 2019	59,536,213	$326,449	$205,537	$(490)	$(18,794)	$9,848	$522,550

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	2,778	57	—	—	—	—	57
Issuance of common stock for officer compensation, net of tax withholding	9,956	192	—	—	—	—	192
Repurchase of common shares	(5,238,566)	—	—	—	(93,369)	—	(93,369)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income, net of tax	—	—	—	776	—	—	776
Net income	—	—	32,435	—	—	(400)	32,035
Balance at September 30, 2018	60,672,034	$331,381	$187,516	$(302)	$—	$15,507	$534,102

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$18,034	$32,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,162	6,836
Stock based compensation	50	249
(Gain) loss on sale of investments	(26)	961
Unrealized loss (gain) on investments, net	1,305	(641)
Other-than-temporary impairment loss	—	1,723
Deferred income tax expense (benefit)	7,697	(1,795)
Impairment loss on investment in real estate	—	99
Cost of real estate sold	13,763	9,839
Expenditures for and acquisition of real estate to be sold	(25,810)	(13,580)
Accretion income and other	(967)	(1,571)
Loss on disposal of property and equipment	—	13
Gain on land contribution to equity method investment	(2,317)	—
Gain on insurance for damage to property and equipment	(5,347)	—
Changes in operating assets and liabilities:
Other assets	(871)	6,030
Other liabilities	2,655	1,096
Income taxes receivable	(599)	4,976
Net cash provided by operating activities	14,729	46,270
Cash flows from investing activities:
Expenditures for operating property	(43,705)	(18,042)
Expenditures for property and equipment	(8,205)	(1,692)
Proceeds from the disposition of assets	—	5,000
Proceeds from insurance claims	13,378	—
Purchases of investments - equity securities	(4,608)	(10,442)
Purchases of restricted investments	(60)	(62)
Maturities of investments - debt securities	7,000	—
Sales of investments - debt securities	2,830	63,539
Sales of investments - equity securities	2,310	11,051
Sales of restricted investments	1,156	1,092
Maturities of assets held by special purpose entities	787	785
Net cash (used in) provided by investing activities	(29,117)	51,229
Cash flows from financing activities:
Capital contribution from non-controlling interest	1,784	887
Capital distribution to non-controlling interest	(200)	(200)
Capital contribution to unconsolidated affiliate	(254)	(159)
Additional ownership interest in Windmark	(11,619)	—
Repurchase of common shares	(18,794)	(93,369)
Borrowings on debt	16,174	9,304
Principal payments for debt	(1,305)	(1,103)
Principal payments under finance lease obligation	(25)	—
Debt issuance costs	(889)	(1,159)
Net cash used in financing activities	(15,128)	(85,799)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29,516)	11,700
Cash, cash equivalents and restricted cash at beginning of the period	198,073	192,451
Cash, cash equivalents and restricted cash at end of the period	$168,557	$204,151

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

	September 30,	September 30,
	2019	2018
Cash and cash equivalents	$165,311	$200,884
Restricted cash included in other assets	3,246	3,267
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$168,557	$204,151

Restricted cash includes amounts set aside as a requirement of financing for certain of the Company’s developments.

	Nine Months Ended
	September 30,
	2019	2018
Cash paid during the period for:
Interest, net of amounts capitalized	$10,753	$10,787
Income taxes	$—	$2,005

Non-cash financing and investment activities:
Non-cash allocation of ownership interest in JV	$1,209	$490
Non-cash contribution to equity method investment	$(2,108)	$—
Increase (decrease) in Community Development District debt	$1,285	$(409)
Decrease in expenditures for operating properties and property and equipment financed through accounts payable	$(2,070)	$(655)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2018 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2018 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of September 30, 2019, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2019 the company had $35.2 million invested in seven issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, $1.9 million invested in one issuer of common stock, as well as investments of $138.4 million in short term commercial paper from twenty-two issuers and short term U.S. Treasury securities of $7.0 million.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the average number of common shares outstanding for the period. For the three and nine months ended September 30, 2019 and 2018, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of September 30, 2019 or September 30, 2018. Non-vested restricted stock is included in outstanding shares at the time of grant.

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

Codification Updates

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates (“ASU 2019-07”) that aligns SEC paragraphs in the codification with changes made in the above-referenced SEC rules to simplify disclosures, modernize the reporting and disclosure of information by registered investment companies and other items. This new guidance was effective upon issuance and did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	September 30,	December 31,
	2019	2018
Development property:
Residential real estate	$116,810	$105,323
Hospitality	2,664	3,726
Commercial leasing and sales	99,506	73,128
Forestry	1,884	2,144
Corporate	2,540	2,497
Total development property	223,404	186,818

Operating property:
Residential real estate	7,344	7,344
Hospitality	98,961	93,046
Commercial leasing and sales	131,778	111,471
Forestry	20,811	19,765
Other	50	50
Total operating property	258,944	231,676
Less: Accumulated depreciation	72,172	67,500
Total operating property, net	186,772	164,176
Investment in real estate, net	$410,176	$350,994

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities. Hospitality development property consists of construction and development costs and improvements primarily related to the Camp Creek Lifestyle Village amenity center as well as other properties. Commercial leasing and sales development property primarily consists of land and development costs for commercial and industrial uses, including the Pier Park Crossings JV, Origins Crossings JV, Watercrest JV, Beckrich Office Park, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe. Development property in the hospitality and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

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

4. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	September 30, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$178	$—	$(143)	$35
	178	—	(143)	35
Restricted investments:
Short-term bond	2,229	11	—	2,240
Money market fund	113	—	—	113
	2,342	11	—	2,353
	$2,520	$11	$(143)	$2,388

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury securities	$6,936	$1	$—	$6,937
Corporate debt securities	2,908	—	(887)	2,021
	9,844	1	(887)	8,958
Restricted investments:
Short-term bond	3,274	—	(9)	3,265
Money market fund	167	—	—	167
	3,441	—	(9)	3,432
	$13,285	$1	$(896)	$12,390

During the three and nine months ended September 30, 2019 net realized gains from the sale of available-for-sale securities were $0.1 million. During the nine months ended September 30, 2019 proceeds from the sale of available-for-sale securities were $4.0 million and purchases of available-for-sale securities were less than $0.1 million.

During the three months ended September 30, 2018 there were no realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2018 net realized losses from the sale of available for-sale securities were $1.0 million. During the nine months ended September 30, 2018 proceeds from the sale of available-for-sale securities were $64.6 million and purchases of available-for sale securities were less than $0.1 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

September 30, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$35	$143

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$1,843	$887
Restricted investments:
Short-term bond	—	—	3,265	9
	$—	$—	$5,108	$896

As of September 30, 2019, the Company had unrealized losses of $0.1 million related to corporate debt securities. The Company had unrealized losses of $0.9 million as of December 31, 2018 related to corporate debt securities and restricted investments. As of September 30, 2019 and December 31, 2018, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery, which could be maturity. During the nine months ended September 30, 2018, the Company determined unrealized losses related to its corporate debt securities were other-than-temporarily impaired and recorded an impairment of $1.7 million for credit-related loss in investment income, net in the Company’s condensed consolidated statements of income.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$178	$35
Restricted investments	2,342	2,353
	$2,520	$2,388

Investments - Equity Securities

As of September 30, 2019 and December 31, 2018 investments - equity securities included $35.2 million and $36.1 million, respectively, of preferred stock investments recorded at fair value. As of September 30, 2019 investments – equity securities also included $1.9 million of common stock investments recorded at fair value. During the three and nine months ended September 30, 2019 the Company had an unrealized loss on investments - equity securities of $1.4 million and $1.3 million, respectively. During the three and nine months ended September 30, 2018 the Company had an unrealized loss on investments – equity securities of $0.1 million and an unrealized gain on investments – equity securities of $0.6 million, respectively. These amounts were included within investment income, net on the condensed consolidated statements of income.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). Mr. Berkowitz is the Chief

Investment Officer of FCM. FCM has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of September 30, 2019, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.24% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Both Mr. Cesar Alvarez and Mr. Howard Frank are members of the Company’s Board and also serve as directors of Fairholme Funds, Inc.

Pursuant to the terms of an Investment Management Agreement, as amended, with the Company (the “Investment Management Agreement”), FCM agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Investment Committee of the Company’s Board. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$6,916	$—	$—	$6,916
Commercial paper	138,357	—	—	138,357
U.S. Treasury securities	6,998	—	—	6,998
	152,271	—	—	152,271

Investments - debt securities:
Corporate debt securities	—	35	—	35
	—	35	—	35

Investments - equity securities:
Preferred stock	10,825	24,349	—	35,174
Common stock	1,900	—	—	1,900
	12,725	24,349	—	37,074

Restricted investments:
Short-term bond	2,240	—	—	2,240
Money market fund	113	—	—	113
	2,353	—	—	2,353
	$167,349	$24,384	$—	$191,733

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$43,346	$—	$—	$43,346
Commercial paper	107,586	—	—	107,586
U.S. Treasury securities	29,998	—	—	29,998
	180,930	—	—	180,930

Investments - debt securities:
U.S. Treasury securities	6,937	—	—	6,937
Corporate debt securities	—	2,021	—	2,021
	6,937	2,021	—	8,958

Investments - equity securities:
Preferred stock	10,470	25,662	—	36,132

Restricted investments:
Short-term bond	3,265	—	—	3,265
Money market fund	167	—	—	167
	3,432	—	—	3,432
	$201,769	$27,683	$—	$229,452

Money market funds, commercial paper, U.S. Treasury securities, certain preferred stock investments, common stock and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds, commercial paper and short term U.S. Treasury securities with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.

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

Restricted investments are included within other assets on the condensed consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of September 30, 2019 and December 31, 2018, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 8. Other Assets.

Liabilities measured at fair value on a recurring basis are as follows:

		September 30, 2019
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$509	$—	$509
		$—	$509	$—	$509

In June 2019 the Company entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million. As of September 30, 2019, the interest rate swap was recorded at its estimated fair value, based on level 2 measurements, of $0.5 million and is included within other liabilities on the condensed consolidated balance sheet. The gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive income into interest expense during the nine months ended September 30, 2019. See Note 10. Debt for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by SPEs - U.S. Treasury securities are measured based on quoted market prices in an active market.

•	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2019			December 31, 2018
	Carrying			Carrying
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury securities and cash	$6,728	$6,736	1	$7,384	$7,092	1
Liabilities
Senior Notes held by SPE	$176,962	$208,957	3	$176,775	$193,293	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2019, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.3 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2019 consist of $177.0 million, net of the $3.0 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

GAAP guidance provides that property damaged by a natural disaster be evaluated for impairment loss in the period the loss occurs, recording an insurance receivable for the lesser of the expected net insurance recovery or the net book value of damaged assets that are planned to be replaced. Insurance recoveries for business interruption, clean-up and demolition costs, post-event costs or property damage in excess of net book value will be recognized in income in the period received or when all contingencies associated with the recoveries are resolved and the insurance companies have committed to a recovery amount. During the three months ended September 30, 2019, no insurance proceeds were received related to business interruption insurance. During the nine months ended September 30, 2019, $1.3 million of insurance proceeds were received related to business interruption insurance, included within cost of hospitality revenue on the condensed consolidated statements of income. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During the fourth quarter of 2018, the Company recorded a loss on disposal of assets related to the net book value of the marinas and certain forestry and commercial leasing assets. During the three and nine months ended September 30, 2019, the Company recognized $1.2 million and $5.3 million, respectively, of insurance proceeds, included in other income, net on the condensed consolidated statements of income.

During the three and nine months ended September 30, 2019, the Company has incurred costs of $0.6 million and $1.7 million, respectively for additional hurricane expenses for repairs, clean-up costs, landscape repairs, demolition costs, professional fees and temporary housing for employees included in other income, net on the condensed consolidated statements of income.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

7. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Leasing revenue
Lease payments	$3,107	$8,511
Variable lease payments	930	2,707
Total leasing revenue	$4,037	$11,218

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2019, for the years ending December 31 are:

2019	$3,950
2020	13,520
2021	10,025
2022	9,115
2023	7,138
Thereafter	19,089
$62,837

As of September 30, 2019, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in corporate and hospitality operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Prior to the adoption ASU 2016-02 on January 1, 2019 lease assets and liabilities for operating leases were not recognized. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$28
Interest on lease liability	3	7
Operating lease cost	71	176
Short-term lease cost	332	633
Total lease cost	$418	$844

Other information
Weighted-average remaining lease term - finance lease (in years)		4.4
Weighted-average remaining lease term - operating leases (in years)		3.4
Weighted-average discount rate - finance lease		5.0%
Weighted-average discount rate - operating leases		5.0%

The aggregate payments of finance lease liability subsequent to September 30, 2019, for the years ending December 31 are:

2019	$14
2020	54
2021	54
2022	54
2023	54
Thereafter	10
Total	240
Less imputed interest	(25)
Total finance lease liability	$215

The aggregate payments of operating lease liabilities subsequent to September 30, 2019, for the years ending December 31 are:

2019	$62
2020	246
2021	180
2022	102
2023	63
Thereafter	305
Total	958
Less imputed interest	(214)
Total operating lease liabilities	$744

8. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2019	2018
Restricted investments	$2,353	$3,432
Accounts receivable, net	8,537	14,061
Homesite sales receivable	3,760	2,977
Claim settlement receivable	2,741	2,679
Notes receivable	2,724	2,265
Income tax receivable	4,513	3,914
Prepaid expenses	7,012	6,751
Straight-line rent	3,399	3,581
Operating lease right-of-use assets	744	—
Investment in unconsolidated joint venture	4,299	1,105
Other assets	6,883	5,069
Retained interest investments	12,053	11,536
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$59,953	$60,308

Restricted Investments

Restricted investments include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next two years. During both the nine months ended September 30, 2019 and 2018, the Company recorded an expense of $1.1 million, for the fair value of the assets, less expenses that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three and nine months ended September 30, 2019 and 2018. Refer to Note 5. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

As of December 31, 2018, accounts receivable, net included $6.7 million of insurance proceeds receivable from the Company’s insurance carriers for property damage related to Hurricane Michael, which were received during the nine months ended September 30, 2019. See Note 6. Hurricane Michael for additional information.

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

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	September 30, 2019
Homesite sales receivable	$2,977	$2,663	$(1,880)	$3,760

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2018	for Homesites Sold	Received/Transferred	September 30, 2018
Homesite sales receivable	$2,585	$1,162	$(1,385)	$2,362

Claim Settlement Receivable

The remaining settlement amount of $2.7 million related to the Deepwater Horizon oil spill was received in October 2019.

Notes Receivable

Notes receivable consists of the following:

	September 30,	December 31,
	2019	2018
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2021	$1,514	$—
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due May 2039	363	—
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due July 2039	210	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2020	253	422
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due January 2020	166	749
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	128	150
Various mortgage notes, secured by certain real estate, bearing interest at various rates	90	141
Pier Park Community Development District notes, non-interest bearing, paid in full in August 2019	—	803
Total notes receivable	$2,724	$2,265

The Company evaluates the carrying value of the notes receivable and the need for an allowance for doubtful notes receivable at each reporting date. As of September 30, 2019 and December 31, 2018, there was no allowance for doubtful notes receivable.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of September 30, 2019 and December 31, 2018. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.7 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $12.1 million and $11.5 million as of September 30, 2019 and December 31, 2018, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

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

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community, which is anticipated to include 3,500 homes. The community will be located on land that will be contributed to the JV by the Company. As of September 30, 2019, the Company owned a 50.0% voting interest in the JV. Each JV member will initially contribute an equal amount of cash and the Company’s additional land contribution will be returned as each residential unit is sold by the JV until the cumulative distributions equal the land contribution value. The day-to-day activities of the JV will be managed through a board of managers, with each JV partner having equal voting rights. As of September 30, 2019, Latitude Margaritaville Watersound JV did not have any material activity and the Company is currently evaluating whether it is the VIE’s primary beneficiary.

Consolidated Real Estate Joint Ventures

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida. The JV parties are working together to develop and construct a 107 unit community. The community will be located on land that was contributed to the JV by the Company. As of September 30, 2019, the Company owned an 87.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2019.

Origins Crossings JV

Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community, which was contributed to the JV by the Company. As of September 30, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to construct the remaining 120 units of the 240 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of September 30, 2019 and December 31, 2018, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2019 and December 31, 2018.

Windmark JV

As of December 31, 2018, the Company owned a 49.0% interest in Windmark JV. A wholly owned subsidiary of the Company was the managing member of Windmark JV and ran its day-to-day operations. Windmark JV owned and its members made major decisions related to the management and development of the Windmark Beach project. The Company determined Windmark JV was a VIE and that the Company was the VIE’s primary beneficiary as of December 31, 2018. During the third quarter 2019, the Windmark JV distributed property to the two other JV members and a wholly owned subsidiary of the Company purchased the property from the two other members for a total consideration of $11.6 million and, as a result, the Company now owns 100.0% of the Windmark project.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2019 and December 31, 2018, the Company owned a 60.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2019 and December 31, 2018.

Unconsolidated Joint Ventures

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018, when the Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019 with a fair value of $1.7 million. In addition, during the nine months ended September 30, 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of December 31, 2018, the Company had an investment in the JV project of $1.1 million that was contributed to the JV during the first quarter of 2019. As of September 30, 2019 and December 31, 2018, the investment in the unconsolidated JV was $3.1 million and $1.1 million, respectively, which is included in other assets on the condensed consolidated balance sheets. The hotel is currently under construction with no income or loss impacting the condensed consolidated statements of income for the three and nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	September 30,	December 31,
	2019	2018
BALANCE SHEETS:
Investment in real estate	$10,905	$285
Cash and cash equivalents	86	64
Total assets	$10,991	$349

Debt, net	$2,787	$—
Other liabilities	2,026	3
Equity	6,178	346
Total liabilities and equity	$10,991	$349

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The fuel station and convenience store will be located on land that the Company contributed to the JV on July 5, 2019. As of September 30, 2019, the investment in the unconsolidated JV was $1.2 million, which is included in other assets on the condensed consolidated balance sheets. The investment in the unconsolidated JV as of September 30, 2019 includes $1.4 million for the fair value of land contributed by the Company, which was offset by a $0.2 million note receivable from the JV partner. The project is currently under construction with no income or loss impacting the condensed consolidated statements of income for the three and nine months ended September 30, 2019. As of September 30, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method.

Summarized financial information for Busy Bee JV is as follows:

September 30,
2019
BALANCE SHEETS:
Investment in real estate	$1,865
Cash and cash equivalents	554
Total assets	$2,419

Other liabilities	$39
Equity	2,380
Total liabilities and equity	$2,419

10. Debt, Net

Debt consists of the following:

	September 30, 2019			December 31, 2018
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$45,745	$396	$45,349	$46,423	$446	$45,977
Pier Park Crossings JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	29,717	1,094	28,623	15,399	1,114	14,285
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	7,079	—	7,079	6,324	—	6,324
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.7% at September 30, 2019)	1,605	20	1,585	—	—	—
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.7% at September 30, 2019)	1,550	15	1,535	1,585	16	1,569
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.7% at September 30, 2019)	1,434	24	1,410	1,245	26	1,219
Total debt	$87,130	$1,549	$85,581	$70,976	$1,602	$69,374

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $18.8 million and $19.9 million as of September 30, 2019 and December 31, 2018, respectively. The Company pays interest on this total outstanding CDD debt.

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

In May 2019, the Origins Crossings JV entered into a $37.9 million loan (the “Origins Crossings JV Loan”) to finance the construction of apartments in Watersound, Florida. The Origins Crossings JV Loan provides for interest only payments for the first thirty months and principal and interest payments thereafter through maturity in May 2024. The Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Origins Crossings JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of September 30, 2019, there was no principal balance and the JV incurred $0.5 million of loan costs related to the Origins Crossings JV Loan.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Company entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. As of September 30, 2019, there was no principal balance and the JV incurred $0.3 million of loan costs related to the Watercrest JV Loan.

In August 2019, a wholly owned subsidiary of the Company entered into a $5.5 million loan (the “Beckrich Building III Loan”) to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for interest only payments for the first twelve months and principal and interest payments thereafter through maturity in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. As of September 30, 2019, there was no principal balance and the Company incurred $0.1 million of loan costs related to the Beckrich Building III Loan.

The aggregate maturities of debt subsequent to September 30, 2019, for the years ending December 31 are:

September 30,
2019
2019	$294
2020	2,013
2021	2,221
2022	2,235
2023	2,260
Thereafter	78,107
$87,130

11. Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2019	2018
Accounts payable	$17,537	$10,148
Finance lease liability	215	—
Operating lease liabilities	744	—
Accrued compensation	2,793	3,112
Other accrued liabilities	7,083	2,560
Deferred revenue	19,525	17,478
Club initiation fees	6,845	5,676
Club membership deposits	4,097	4,286
Advance deposits	1,298	1,277
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$60,850	$47,387

Accounts payable increased to $17.5 million as of September 30, 2019, compared to $10.1 million as of December 31, 2018, due to the timing of payables related to new projects under development and construction.

Other accrued liabilities include $3.5 million of accrued property taxes as of September 30, 2019, which are generally paid annually in November. As of December 31, 2018 the Company had no accrued property taxes.

Deferred revenue as of September 30, 2019 and December 31, 2018 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	September 30, 2019
Contract liabilities
Club initiation fees	$5,676	$2,518	$(1,349)	$6,845

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2018	Cash Received	Revenue Recognized	September 30, 2018
Contract liabilities
Club initiation fees	$5,199	$1,395	$(1,073)	$5,521

Advance deposits consist of deposits received on hotel rooms and lodging rentals. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2019 and 2018 to pre-tax income as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Tax at the federal statutory rate	$1,854	$420	$5,278	$7,402
State income taxes (net of federal benefit)	311	88	885	1,532
Change in state tax rate	1,187	—	1,187	—
2017 qualified timber gains at the federal statutory rate of 23.8% (1)	—	—	—	(524)
Decrease in valuation allowance	—	(3,480)	—	(4,931)
Change in federal AMT credit carryforward (1)	—	(511)	—	(511)
Other	(349)	—	(252)	(153)
Total income tax expense (benefit)	$3,003	$(3,483)	$7,098	$2,815

(1)

The Bipartisan Budget Act of 2018 was signed into law on February 9, 2018 (the “2018 Act”). The 2018 Act retroactively re-established the preferential 23.8% tax rate on C Corporation Qualified Timber Gains, extending its applicability from 2016 to include the 2017 tax year. The benefit of this retroactive tax rate reduction is included in 2018 income from continuing operations.

On September 12, 2019, the Florida Department of Revenue announced that the corporate income tax rate for tax years 2019, 2020, and 2021 is reduced from 5.5% to 4.458%.  As a result, the Company has recorded $1.2 million of income tax expense during both the three and nine months ending September 30, 2019 to adjust its deferred tax balances due to the impact on the Company’s existing Florida net operating loss carried forward in addition to other temporary differences.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any unrecognized tax benefits as of either September 30, 2019 or December 31, 2018.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized Gain	Unrealized Loss
	on Available-for-	Cash Flow
	Sale Securities	Hedge	Total
Accumulated other comprehensive loss at December 31, 2018	$(674)	$—	$(674)
Other comprehensive income (loss) before reclassifications	628	(385)	243
Amounts reclassified from accumulated other comprehensive loss	(59)	—	(59)
Other comprehensive income (loss)	569	(385)	184
Accumulated other comprehensive loss at September 30, 2019	$(105)	$(385)	$(490)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended September 30, 2019
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$34	$(8)	$26
Interest rate swap	(509)	124	(385)
Reclassification adjustment for net gain included in earnings	(80)	19	(61)
Net unrealized loss	(555)	135	(420)
Other comprehensive loss	$(555)	$135	$(420)

	Three Months Ended September 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(1,244)	$316	$(928)
Reclassification adjustment for other-than-temporary impairment loss included in earnings	1,660	(421)	1,239
Net unrealized gain	416	(105)	311
Other comprehensive income	$416	$(105)	$311

	Nine Months Ended September 30, 2019
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$824	$(210)	$614
Unrealized gain on restricted investments	18	(4)	14
Interest rate swap	(509)	124	(385)
Reclassification adjustment for net gain included in earnings	(78)	19	(59)
Net unrealized gain	255	(71)	184
Other comprehensive income	$255	$(71)	$184

	Nine Months Ended September 30, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(1,726)	$438	$(1,288)
Unrealized loss on restricted investments	(9)	2	(7)
Reclassification adjustment for net loss included in earnings	1,050	(266)	784
Reclassification adjustment for other-than-temporary impairment loss included in earnings	1,723	(436)	1,287
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,970	(811)	1,159
Other comprehensive income	$1,970	$(811)	$1,159

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

During the nine months ended September 30, 2019 and 2018, the Company repurchased 1,141,529 and 5,238,566 shares, respectively, of its common stock at an average purchase price of $16.55 and $17.82, per share, respectively, for an aggregate purchase price of $18.8 million and $93.4 million, respectively, pursuant to its Stock Repurchase Program. As of August 15, 2019, the Company had a total authority of $35.8 million available for purchase of shares of its common stock pursuant to its previously announced Stock Repurchase Program. On August 15, 2019, the Company’s Board authorized additional repurchase authority of up to $64.2 million of the Company’s shares of its common stock under the Stock Repurchase Program, bringing the total authorized repurchase authority to $100.0 million. As of September 30, 2019, the Company had a total authority of $88.3 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

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

For each of the three and nine months ended September 30, 2019 and 2018, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

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

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$10,963	$—	$2,150	$42	$335	$13,490
Hospitality revenue	—	14,003	—	—	—	14,003
Leasing revenue	—	39	3,792	206	—	4,037
Timber revenue	—	—	—	1,326	—	1,326
Total revenue	$10,963	$14,042	$5,942	$1,574	$335	$32,856

Timing of Revenue Recognition:
Recognized at a point in time	$10,963	$13,224	$2,150	$1,368	$335	$28,040
Recognized over time	—	779	—	—	—	779
Over lease term	—	39	3,792	206	—	4,037
Total revenue	$10,963	$14,042	$5,942	$1,574	$335	$32,856

	Three Months Ended September 30, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$1,959	$—	$3,275	$666	$300	$6,200
Hospitality revenue	—	12,130	—	—	—	12,130
Leasing revenue	—	435	2,950	188	—	3,573
Timber revenue	—	—	—	1,773	—	1,773
Total revenue	$1,959	$12,565	$6,225	$2,627	$300	$23,676

Timing of Revenue Recognition:
Recognized at a point in time	$1,959	$11,416	$3,275	$2,439	$300	$19,389
Recognized over time	—	714	—	—	—	714
Over lease term	—	435	2,950	188	—	3,573
Total revenue	$1,959	$12,565	$6,225	$2,627	$300	$23,676

	Nine Months Ended September 30, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$28,150	$—	$3,176	$1,415	$893	$33,634
Hospitality revenue	—	36,994	—	—	—	36,994
Leasing revenue	—	113	10,518	587	—	11,218
Timber revenue	—	—	—	2,580	—	2,580
Total revenue	$28,150	$37,107	$13,694	$4,582	$893	$84,426

Timing of Revenue Recognition:
Recognized at a point in time	$28,150	$34,923	$3,176	$3,995	$893	$71,137
Recognized over time	—	2,071	—	—	—	2,071
Over lease term	—	113	10,518	587	—	11,218
Total revenue	$28,150	$37,107	$13,694	$4,582	$893	$84,426

	Nine Months Ended September 30, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue (a)	$37,641	$—	$4,039	$1,576	$2,805	$46,061
Hospitality revenue	—	32,056	—	—	—	32,056
Leasing revenue	—	1,229	8,681	597	—	10,507
Timber revenue	108	—	—	5,242	—	5,350
Total revenue	$37,749	$33,285	$12,720	$7,415	$2,805	$93,974

Timing of Revenue Recognition:
Recognized at a point in time	$37,749	$30,519	$4,039	$6,818	$2,805	$81,930
Recognized over time	—	1,537	—	—	—	1,537
Over lease term	—	1,229	8,681	597	—	10,507
Total revenue	$37,749	$33,285	$12,720	$7,415	$2,805	$93,974

(a)	Residential real estate includes revenue of $23.1 million for the nine months ended September 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.

16. Other Income (Expense)

Other income (expense) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Investment income, net
Interest and dividend income	$1,637	$1,802	$5,752	$7,025
Accretion income	—	218	84	641
Net realized gain (loss) on the sale of investments	28	125	26	(961)
Other-than-temporary impairment loss	—	(1,660)	—	(1,723)
Unrealized (loss) gain on investments, net	(1,439)	(89)	(1,305)	641
Interest income from investments in SPEs	2,047	2,049	6,143	6,148
Interest accrued on notes receivable and other interest	98	130	252	450
Total investment income, net	2,371	2,575	10,952	12,221
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,201)	(2,197)	(6,599)	(6,590)
Other interest expense	(908)	(729)	(2,476)	(2,315)
Total interest expense	(3,109)	(2,926)	(9,075)	(8,905)
Other income (expense), net
Gain on land contribution to equity method investment	846	—	2,317	—
Accretion income from retained interest investments	335	316	982	909
Insurance proceeds	1,243	—	5,314	—
Hurricane expense	(575)	—	(1,703)	—
Miscellaneous income (expense), net	298	(48)	216	(122)
Other income, net	2,147	268	7,126	787
Total other income (expense), net	$1,409	$(83)	$9,003	$4,103

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investments in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain (loss) on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the three and nine months ended September 30, 2018. Unrealized (loss) gain on investments, net includes unrealized gains or losses on investments - equity securities.

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

During the three and nine months ended September 30, 2019 the Company capitalized $0.1 million and $0.5 million, respectively in interest related to projects under development. During both the three and nine months ended

September 30, 2018 the Company capitalized $0.1 million in interest related to projects under development. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Other Income, Net

Other income, net primarily includes gain on land contributions, income from the Company’s retained interest investments, insurance proceeds, hurricane expenses and other income and expense items. The three and nine months ended September 30, 2019 include a gain of $0.8 million on land contributed to the Company’s unconsolidated Busy Bee JV. The nine months ended September 30, 2019, include a gain of $1.5 million on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information. During the three and nine months ended September 30, 2019, the Company received $1.2 million and $5.3 million, respectively, of insurance proceeds and incurred $0.6 million and $1.7 million, respectively, of hurricane expenses related to Hurricane Michael. See Note 6. Hurricane Michael for additional information. These amounts were included in other income, net in the condensed consolidated statements of income.

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

The Company uses income before income taxes and non-controlling interest, cash flows and other measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” under operating revenue consists of mitigation credit and title fee revenue. The caption entitled “Other” under income before income taxes consists of corporate operating expenses, net of corporate other income.

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating revenue:
Residential real estate (a)	$10,963	$1,959	$28,150	$37,749
Hospitality	14,042	12,565	37,107	33,285
Commercial leasing and sales	5,942	6,225	13,694	12,720
Forestry revenue	1,574	2,627	4,582	7,415
Other (b)	335	300	893	2,805
Consolidated operating revenue	$32,856	$23,676	$84,426	$93,974

Income (loss) before income taxes:
Residential real estate (a)	$4,102	$(368)	$9,910	$26,048
Hospitality	2,779	1,747	7,285	3,615
Commercial leasing and sales	3,291	609	5,610	329
Forestry	1,168	2,072	3,473	5,830
Other	(2,511)	(2,199)	(1,146)	(972)
Consolidated income before income taxes	$8,829	$1,861	$25,132	$34,850

(a)	Includes revenue of $23.1 million for the nine months ended September 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.
(b)	Includes revenue of $2.2 million for the nine months ended September 30, 2018 related to a specific sale of mitigation bank credits.

	September 30,	December 31,
	2019	2018
Total assets:
Residential real estate	$136,469	$125,642
Hospitality	84,877	70,746
Commercial leasing and sales	222,692	182,658
Forestry	20,842	20,189
Other	433,146	471,727
Total assets	$898,026	$870,962

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.2 million as of each September 30, 2019 and December 31, 2018, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of September 30, 2019 and December 31, 2018, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $10.7 million and $9.4 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2019, the Company had a total of $111.0 million in construction and development related contractual obligations, of which a significant portion will be funded through committed financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026 (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, the Company and a wholly owned subsidiary of the Company (the “Guarantor”) entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. The Guarantors’ liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of Guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such Guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or Guarantor; and the dissolution of the borrower or Guarantor. As of September 30, 2019, $3.1 million was outstanding on the Pier Park TPS JV Loan.

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

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment Operating Revenue
Residential real estate (a)	33.4%	8.3%	33.3%	40.2%
Hospitality	42.7%	53.1%	44.0%	35.4%
Commercial leasing and sales	18.1%	26.3%	16.2%	13.5%
Forestry	4.8%	11.1%	5.4%	7.9%
Other (b)	1.0%	1.2%	1.1%	3.0%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

(a)	Includes revenue of $23.1 million for the nine months ended September 30, 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction.
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

The Watersound Origins community is a large scale, mixed use community in South Walton County, Florida with direct access to Lake Powell. As of September 30, 2019, 562 homesites are fully developed, of which 431 have sold. Currently 579 homesites are under site development, which will be completed in phases. As of September 30, 2019, we had 610 homesites under contract.

The Breakfast Point community is a residential community in Panama City Beach, Florida. The community has received government approval for 369 single family homesites. As of September 30, 2019, 369 homesites are fully developed, of which 357 have sold. As of September 30, 2019, we had 12 homesites under contract with a builder. Planning is currently in process to expand the Breakfast Point community to include an additional future phase.

The Breakfast Point East community is a proposed residential community in Bay County, Florida adjacent to and east of the Breakfast Point community. The community has received government approval for 1,760 single family homesites and 440 multi-family units. Engineering is currently in process for Phase 1 of Breakfast Point East.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The community has received government approval for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,746 homesites are sold. Currently engineering is in process for 50 homesites and 20 homesites are under site development. As of September 30, 2019, we had 70 homesites under contract with two builders.

The WindMark Beach community is a residential community in Port St. Joe, Florida. The community has received governmental approval for 1,516 residential homesites. To date, 262 homesites are fully developed and sold. Currently, 56 homesites are under site development, all of which are under contract with a builder.

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

The Titus Park community is a new residential community located in east Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently site development is in process for 154 homesites. As of September 30, 2019, the 154 homesites were under contract with a builder.

The College Station community is a new residential community located in east Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently site development is in process for 92 homesites. As of September 30, 2019, we had 41 homesites under contract with two builders.

The Park Place community is a proposed residential community located in the city of Callaway in east Bay County, Florida. This residential community is proposed to be developed in multiple phases. Engineering and permitting are currently in process for Phase 1 of the Park Place community. As of September 30, 2019, we had 51 homesites under contract with a builder.

The Mexico Beach Village residential community is a proposed mixed use community located in the city of Mexico Beach in east Bay County, Florida. The residential component of this community is proposed to be developed in multiple phases. Planning and design are currently in process for this community.

The WaterColor community is a residential community located in South Walton County, Florida. Engineering and permitting are currently in process for a new residential phase of this community.

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

We had 995 residential homesites under contract as of September 30, 2019, which are expected to result in revenue of approximately $83.0 million at closing of the homesites, which are expected over the next several years. As of September 30, 2018 we had 638 residential homesites under contract, which are expected to result in revenue of approximately $65.2 million ($5.1 million has been realized through September 30, 2019). The increase is due to the development of additional homesites and increased builder contracts for residential homesites. The number of homesites under contract are subject to change based on final platting of each community.

Hospitality

Our hospitality segment features hotel operations, lodging, restaurants, golf courses, beach clubs, marinas and other resort assets.

Resorts, Lodging and Other Management Services - We own and operate the award-winning WaterColor Inn, which includes the Fish Out of Water (“FOOW”) restaurant and the WaterSound Inn. We own and operate retail and commercial outlets near our hospitality facilities, including the WaterColor Store. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant.

In the third quarter of 2019 we, along with Key International, Inc., commenced construction of an Embassy Suites hotel in the Pier Park area of Panama City Beach, Florida. The hotel is planned to feature 255 guest suites, a pool, meeting space, a fitness center, an on-site restaurant and an upper-level, gulf-view social, catering and event space. Once complete, we will manage the day-to-day operations of the hotel.

Subsequent to September 30, 2019, we commenced construction of a Hilton Garden Inn brand hotel at the Northwest Florida Beaches International Airport. The hotel is planned to feature 143 guest rooms, meeting space and a full-service restaurant.

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

Subsequent to September 30, 2019, we commenced construction on a hotel and club amenity project adjacent to the Camp Creek Golf Club. Plans call for the project to include an upscale, 75-room boutique inn in the highly desirable Scenic Highway 30-A corridor that we will operate once complete. Planned amenities include a health and wellness center, two restaurants, a tennis center, pickle ball courts, a resort-style pool complex with separate adult pool, a golf teaching academy and multi-sports fields. Once complete, these amenities will be available to both guests of the inn as well as club members.

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

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of September 30, 2019, Pier Park North JV had 320,310 net leasable square feet, of which 96.3% were under lease.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location. We built and own 243,605 square feet of manufacturing and office space, which are currently under long-term leases. Additionally, we are constructing an approximately 60,000 square foot flex space building that we plan to complete during the fourth quarter of 2019.

Beckrich Office Park. Beckrich Office Park includes two office buildings located in Panama City Beach, Florida, with over 67,000 net leasable square feet, of which 92.3% were under lease as of September 30, 2019. Additionally, we are constructing a third office building, a portion of which will be occupied as our corporate headquarters, and a new Starbucks building at Beckrich Office Park.

Pier Park Crossings. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease apartments in Panama City Beach, Florida. The 240 unit apartment community is currently under construction. As of September 30, 2019, we had completed 120 units, of which 119 were under lease.

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

Topsail West. Topsail West is entitled for approximately 61,000 square feet of retail and entertainment space in Santa Rosa Beach, Florida. In April 2019, we entered into a lease for a build-to-suit restaurant for First Watch: The Daytime Café. The restaurant is currently under construction.

Watercrest. In May 2019, we formed the Watercrest JV to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida, which will be located near Topsail West. The JV parties are working together to develop the 107 unit community, which is currently under construction.

Busy Bee. In July 2019 we formed a JV to develop and operate a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida that is currently under construction. This JV is unconsolidated and is accounted for under the equity method of accounting.

North Glades/Breakfast Point Bank Building. In April 2019, we entered into a lease with Capital City Bank to construct a full-service banking location in Panama City Beach, Florida. The bank building is currently under construction.

In addition to the properties listed above, a flex space building of approximately 20,000 square feet is under construction at Cedar Grove Commerce Park in Panama City, Florida and a flex space building of approximately 10,000 square feet is under construction at Beach Commerce Park in Panama City Beach, Florida. We also have a number of projects in various stages of planning, including additional industrial flex space buildings, apartments and assisted living/memory care facilities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2018. There have been no significant changes in these policies during the first nine months of 2019, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	In millions
Revenue:
Real estate revenue	$13.5	$6.2	$33.6	$46.1
Hospitality revenue	14.0	12.1	37.0	32.1
Leasing revenue	4.0	3.6	11.2	10.5
Timber revenue	1.3	1.8	2.6	5.3
Total revenue	32.8	23.7	84.4	94.0
Expenses:
Cost of real estate revenue	6.0	3.7	14.7	10.8
Cost of hospitality revenue	10.2	9.3	26.4	25.5
Cost of leasing revenue	1.3	1.2	3.4	3.5
Cost of timber revenue	0.2	0.2	0.5	0.6
Other operating and corporate expenses	5.1	5.1	16.1	16.1
Depreciation, depletion and amortization	2.6	2.3	7.2	6.8
Total expenses	25.4	21.8	68.3	63.3
Operating income	7.4	1.9	16.1	30.7
Other income (expense):
Investment income, net	2.4	2.6	11.0	12.2
Interest expense	(3.1)	(2.9)	(9.1)	(8.9)
Other income, net	2.1	0.3	7.1	0.8
Total other income, net	1.4	—	9.0	4.1
Income before income taxes	8.8	1.9	25.1	34.8
Income tax (expense) benefit	(3.0)	3.5	(7.1)	(2.8)
Net income	$5.8	$5.4	$18.0	$32.0

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	% (1)	2018	% (1)	2019	% (1)	2018	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue
Real estate revenue	$11.0	81.5%	$1.9	30.7%	$28.1	83.6%	$14.6	31.7%
RiverTown impact fees	—	—%	—	—%	—	—%	23.1	50.1%
Total residential real estate revenue	11.0	81.5%	1.9	30.7%	28.1	83.6%	37.7	81.8%
Commercial real estate revenue	2.1	15.6%	3.3	53.2%	3.2	9.5%	4.0	8.7%
Rural land and other revenue	0.4	2.9%	1.0	16.1%	2.3	6.9%	4.4	9.5%
Real estate revenue	$13.5	100.0%	$6.2	100.0%	$33.6	100.0%	$46.1	100.0%

Gross profit:
Residential real estate
Real estate	$5.2	47.3%	$0.9	47.4%	$13.9	49.5%	$7.0	47.9%
RiverTown impact fees	—	—%	—	—%	—	—%	23.1	100.0%
Total residential real estate	5.2	47.3%	0.9	47.4%	13.9	49.5%	30.1	79.8%
Commercial real estate	1.9	90.5%	0.9	27.3%	2.9	90.6%	1.4	35.0%
Rural land and other	0.4	100.0%	0.7	70.0%	2.1	91.3%	3.8	86.4%
Gross profit	$7.5	55.6%	$2.5	40.3%	$18.9	56.3%	$35.3	76.6%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2019, total residential real estate revenue increased $9.1 million, or 478.9% to $11.0 million, as compared to $1.9 million during the same period in 2018, and total residential real estate gross profit increased $4.3 million, to $5.2 million (or gross margin of 47.3%), as compared to $0.9 million, (or gross margin of 47.4%) during the same period in 2018. During the three months ended September 30, 2019, we sold 94 homesites compared to 14 homesites during the same period in 2018.

During the nine months ended September 30, 2019, total residential real estate revenue decreased $9.6 million, or 25.4% to $28.1 million, as compared to $37.7 million during the same period in 2018 and total residential real estate gross profit decreased $16.2 million, to $13.9 million (or gross margin of 49.5%), as compared to $30.1 million, (or gross margin of 79.8%) during the same period in 2018. Included in total residential real estate revenue for the nine months ended September 30, 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. During the nine months ended September 30, 2019, excluding the one-time receipt of the RiverTown impact fees, residential real estate revenue would have increased $13.5 million, or 92.5% to $28.1 million, as compared to $14.6 million during the same period in 2018, and residential real estate gross profit would have increased $6.9 million, or 98.6%, to $13.9 million, (or gross margin of 49.5%), as compared to $7.0 million, (or gross margin of 47.9%), during the same period in 2018. During the nine months ended September 30, 2019, we sold 276 homesites compared to 157 homesites during the same period in 2018.

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

Commercial Real Estate Revenue and Gross Profit. During the three months ended September 30, 2019, we had five commercial real estate sales totaling approximately 23 acres for $2.1 million resulting in a gross profit margin of approximately 90.5%. During the three months ended September 30, 2018, we had five commercial real estate sales totaling approximately 314 acres for $3.3 million, resulting in a gross profit margin of approximately 27.3%. During the nine months ended September 30, 2019, we had seven commercial real estate sales totaling approximately 74 acres for $3.2 million, resulting in a gross profit margin of approximately 90.6%. During the nine months ended September 30, 2018, we had nine commercial real estate sale totaling approximately 318 acres for $4.0 million, resulting in a gross profit margin of approximately 35.0%. Revenue from commercial real estate can vary significantly from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Rural Land and Other Revenue and Gross Profit. During the three months ended September 30, 2019, we sold approximately 33 acres of rural and timber land for $0.1 million and mitigation bank credits for $0.3 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended September 30, 2018, we sold approximately 50 acres of rural and timber land for $0.7 million and mitigation bank credits for $0.3 million, resulting in a gross profit margin of approximately 70.0%. During the nine months ended September 30, 2019, we sold approximately 87 acres of rural and timber land for $1.4 million and mitigation bank credits for $0.9 million, resulting in a gross profit margin of approximately 91.3%. During the nine months ended September 30, 2018, we sold approximately 144 acres of rural and timber land for $1.6 million and mitigation bank credits for $2.8 million, resulting in a gross profit margin of approximately 86.4%. Revenue from rural land can vary significantly from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate, Commercial Leasing and Sales and Forestry.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Hospitality revenue	$14.0	$12.1	$37.0	$32.1
Gross profit	$3.8	$2.8	$10.6	$6.6
Gross margin	27.1%	23.1%	28.6%	20.6%

Hospitality revenue increased $1.9 million, or 15.7%, during the three months ended September 30, 2019, as compared to the same period in 2018. During the three months ended September 30, 2019 the increase in hospitality revenue was due to the FOOW restaurant, which reopened in late June 2018, the opening of the WaterColor Store in January 2019, the opening of the Camp WaterColor restaurant in March 2019 and an increase in club membership revenue. These increases were partially offset by decreases related to the impact of Hurricane Michael on the marinas. Hospitality had a gross margin during the three months ended September 30, 2019 of 27.1% compared to 23.1% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Hospitality revenue increased $4.9 million, or 15.3%, during the nine months ended September 30, 2019, as compared to the same period in 2018. During the nine months ended September 30, 2019 the increase in hospitality revenue was due to the re-opening of the FOOW restaurant in late June 2018, the opening of the WaterColor Store in January 2019, the opening of the Camp WaterColor restaurant in March 2019 and an increase in club membership revenue. These increases were partially offset by decreases in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed during a portion of the current period for renovations, golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018 and the impact of Hurricane Michael on the marinas. As of September 30, 2019 The Clubs by JOE had 1,234 members, compared with 1,107 members as of September 30, 2018. Hospitality had a gross margin during the nine months ended September 30, 2019 of 28.6% compared to 20.6% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the current period, our hospitality gross margin was 25.1% during the nine months ended September 30, 2019, as compared to 20.6% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Leasing revenue	$4.0	$3.6	$11.2	$10.5
Gross profit	$2.7	$2.4	$7.8	$7.0
Gross margin	67.5%	66.7%	69.6%	66.7%

Leasing revenue increased $0.4 million, or 11.1%, during the three months ended September 30, 2019, as compared to the same period in 2018. Leasing revenue increased $0.7 million, or 6.7%, during the nine months ended September 30, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Beckrich Office Park, Pier Park Crossings and WaterColor Crossings. The increase is partially offset by a decrease in leasing revenue related to the marinas which, subsequent to the landfall of Hurricane Michael on October 10, 2018, remain closed. Cost of leasing revenue remained essentially flat for each of the three and nine months ended September 30, 2019 and 2018, which resulted in an increase to gross margin for the periods.

Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Timber revenue	$1.3	$1.8	$2.6	$5.3
Gross profit	$1.1	$1.6	$2.1	$4.7
Gross margin	84.6%	88.9%	80.8%	88.7%

Timber revenue decreased $0.5 million, or 27.8%, during the three months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 82,000 tons sold during the three months ended September 30, 2019, as compared to 97,000 tons sold during the same period in 2018. Gross margin decreased during the three months ended September 30, 2019 to 84.6%, as compared to 88.9% during the same period in 2018, primarily due to decreases in sales price and volume and changes in product mix.

Timber revenue decreased $2.7 million, or 50.9%, during the nine months ended September 30, 2019, as compared to the same period in 2018, due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 143,000 tons sold during the nine months ended September 30, 2019, as compared to 310,000 tons sold during the same period in 2018. Gross margin decreased during the nine months ended September 30, 2019 to 80.8%, as compared to 88.7% during the same period in 2018, primarily due to decreases in sales price and volume and changes in product mix.

Other Operating and Corporate Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Employee costs	$1.9	$2.2	$5.7	$5.7
401(k) contribution	—	—	1.1	1.1
Non-cash stock compensation costs	—	—	—	0.1
Property taxes and insurance	1.3	1.1	3.7	3.6
Professional fees	1.0	1.0	3.0	2.7
Marketing and owner association costs	0.2	0.3	0.9	0.9
Occupancy, repairs and maintenance	0.2	0.2	0.7	0.7
Other miscellaneous	0.5	0.3	1.0	1.3
Total other operating and corporate expenses	$5.1	$5.1	$16.1	$16.1

Other operating and corporate expenses for the three and nine months ended September 30, 2019 and 2018 were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $0.3 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, as compared to same periods in 2018 primarily due to new equipment placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available for-sale-investments and equity securities, less other-than-temporary impairment loss, (iv) net unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Interest and dividend income	$1.6	$1.8	$5.8	$7.0
Accretion income	—	0.2	0.1	0.6
Net realized gain (loss) on the sale of investments	—	0.1	—	(1.0)
Other-than-temporary impairment loss	—	(1.7)	—	(1.7)
Unrealized (loss) gain on investments, net	(1.4)	(0.1)	(1.3)	0.6
Interest income from investments in SPEs	2.1	2.1	6.1	6.2
Interest accrued on notes receivable and other interest	0.1	0.2	0.3	0.5
Total investment income, net	$2.4	$2.6	$11.0	$12.2

Investment income, net decreased $0.2 million to $2.4 million for the three months ended September 30, 2019, as compared to $2.6 million for the three months ended September 30, 2018. Investment income, net decreased $1.2 million to $11.0 million for the nine months ended September 30, 2019, as compared to $12.2 million for the nine months ended September 30, 2018. Investment income, net for the three months ended September 30, 2019 includes unrealized losses related to preferred stock of $1.4 million. Investment income, net for the three months ended September 30, 2018 includes the sale of certain preferred stock at a realized gain of $0.1 million, offset by an other-than-temporary impairment loss of $1.7 million related to corporate debt securities and an unrealized loss on the sale of certain preferred stock of $0.1 million. The nine months ended September 30, 2019 includes unrealized losses related to preferred stock of $1.3 million. The nine months ended September 30, 2018 includes unrealized gains related to preferred stock of $0.6 million, offset by an other-than-temporary impairment loss of $1.7 million related to corporate debt securities and a realized loss on the sale of certain corporate debt securities and preferred stock of $1.0 million.

The decrease in interest and dividend income and accretion income for the three and nine months ended September 30, 2019, as compared to the same period in 2018, is primarily due to a reduction in investments held during the period. The decrease in investments during the period is primarily related to the repurchase of common stock during 2019 and 2018 under the Stock Repurchase Program and increased capital expenditures. See Note 14. Stockholders’ Equity and Part II – Other Information of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Interest Expense

Interest expense primarily includes interest incurred on CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2	$6.6	$6.6
Other interest expense	0.9	0.7	2.5	2.3
Total interest expense	$3.1	$2.9	$9.1	$8.9

Other Income, Net

Other income, net primarily includes gain on land contributions, income from our retained interest investments, insurance proceeds, hurricane expenses and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Gain on land contribution	$0.8	$—	$2.3	$—
Accretion income from retained interest investments	0.4	0.3	1.0	0.9
Insurance proceeds	1.2	—	5.3	—
Hurricane expense	(0.6)	—	(1.7)	—
Miscellaneous income (expense), net	0.3	—	0.2	(0.1)
Other income, net	$2.1	$0.3	$7.1	$0.8

Other income, net increased $1.8 million and $6.3 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase is primarily due to $1.2 million and $5.3 million of insurance proceeds received related to Hurricane Michael during the three and nine months ended September 30, 2019, respectively. The insurance proceeds were partially offset by hurricane expenses of $0.6 million and $1.7 million during the three and nine months ended September 30, 2019, respectively. See Note 6. Hurricane Michael for additional information. The increase in other income, net is also due to a gain of $0.8 million on land contributed to our unconsolidated Busy Bee JV included in the three and nine months ended September 30, 2019. The nine months ended September 30, 2019 also includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information.

Income Tax Expense

We recorded income tax expense of $3.0 million during three months ended September 30, 2019, as compared to an income tax benefit of $3.5 million during the same period in 2018. Our effective tax rate was 34.4% for the three months ended September 30, 2019, as compared to (174.1%) during the same period in 2018.

We recorded income tax expense of $7.1 million during the nine months ended September 30, 2019, as compared to $2.8 million during the same period in 2018. Our effective tax rate was 28.2% for the nine months ended September 30, 2019, as compared to 8.0% during the same period in 2018.

Our effective rate for 2019 differed from the federal statutory rate of 21.0% primarily due to the change in Florida corporate income tax rate from 5.5% to 4.458% and other permanent differences. The effective tax rate for 2018 differed from the federal statutory rate of 21.0% primarily due to the 2018 renewal of the Qualified Timber Gain preferential rate retroactively applied to our tax year 2017, the impact of state taxes and changes in the valuation allowance. In future periods, we expect that our effective rate will be closer to the statutory rate adjusted for state taxes and other permanent differences.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Revenue:
Real estate revenue	$9.9	$1.8	$25.6	$13.3
Other revenue	1.1	0.1	2.5	24.4
Total revenue	11.0	1.9	28.1	37.7
Expenses:
Cost of real estate and other revenue	5.8	1.1	14.2	7.6
Other operating expenses	1.0	1.1	3.6	3.5
Depreciation and amortization	—	—	0.1	0.1
Total expenses	6.8	2.2	17.9	11.2
Operating income (loss)	4.2	(0.3)	10.2	26.5
Other income (expense):
Investment income, net	—	0.1	0.1	0.2
Interest expense	(0.2)	(0.2)	(0.5)	(0.7)
Other income, net	0.1	—	0.1	0.1
Total other expense, net	(0.1)	(0.1)	(0.3)	(0.4)
Income (loss) before income taxes	$4.1	$(0.4)	$9.9	$26.1

Real estate revenue includes sales of homesites, other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. Other revenue for the nine months ended September 30, 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. For the three months ended September 30, 2019 and 2018, real estate revenue includes estimated homesite residuals of $0.2 million and less than $0.1 million, respectively. For the three months ended September 30, 2019 and 2018, other revenue includes certain estimated fees related to homebuilder homesite sales of $0.4 million and less than $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, real estate revenue includes estimated homesite residuals of $1.4 million and $0.6 million, respectively. For the nine months ended September 30, 2019 and 2018, other revenue includes certain estimated fees related to homebuilder homesite sales of $1.3 million and $0.6 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three months ended September 30, 2019 Compared to the Three months ended September 30, 2018

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	94	$9.9	$5.5	$4.4	44.4%	14	$1.8	$0.9	$0.9	50.0%

Homesites. Revenue from homesite sales increased $8.1 million, or 450.0%, during the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as WindMark Beach, Watersound Origins and Breakfast Point. During the three months ended September 30, 2019 and 2018, the average revenue, excluding homesite residuals, per homesite sold was approximately $101,000 and $110,000, respectively, due to the mix of sales from different communities. Gross margin decreased to 44.4% during the three months ended September 30, 2019, as compared to 50.0% during the same period in 2018, primarily due to the mix and number of homesites sold during each respective period.

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

Nine months ended September 30, 2019 Compared to the Nine months ended September 30, 2018

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	276	$25.6	$13.4	$12.2	47.7%	157	$13.3	$7.0	$6.3	47.4%

Homesites. Revenue from homesite sales increased $12.3 million, or 92.5%, during the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point, SouthWood and WindMark Beach. During the nine months ended September 30, 2019 and 2018, the average revenue, excluding homesite residuals, per homesite sold was approximately $84,000 and $77,000, respectively, due to the mix of sales from different communities.

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

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Revenue:
Hospitality revenue	$14.0	$12.1	$37.0	$32.1
Leasing revenue	—	0.5	0.1	1.2
Total revenue	14.0	12.6	37.1	33.3
Expenses:
Cost of hospitality revenue	10.2	9.3	26.4	25.5
Cost of leasing revenue	—	0.4	—	1.0
Other operating expenses	0.2	0.1	0.5	0.4
Depreciation	1.1	1.0	3.1	2.8
Total expenses	11.5	10.8	30.0	29.7
Operating income	2.5	1.8	7.1	3.6
Other income (expense), net	0.3	(0.1)	0.2	—
Income before income taxes	$2.8	$1.7	$7.3	$3.6

Three months ended September 30, 2019 Compared to the Three months ended September 30, 2018

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$8.3	$1.9	22.9%	$7.1	$1.5	21.1%
Clubs	5.7	2.0	35.1%	4.5	1.2	26.7%
Marinas	—	(0.1)	—%	1.0	0.2	20.0%
Total	$14.0	$3.8	27.1%	$12.6	$2.9	23.0%

Revenue from resorts, lodging and other management services increased $1.2 million, or 16.9%, during the three months ended September 30, 2019, as compared to the same period in 2018. The increase in revenue is primarily due to the FOOW restaurant, which reopened in late June 2018, the opening of the WaterColor Store in January 2019 and the opening of the Camp WaterColor restaurant in March 2019. Our gross margin increased by 1.8% to 22.9% during the three months ended September 30, 2019, as compared to 21.1% during the same period in 2018. The increase in gross margin was primarily due to increases in revenue and controlled expenses.

Revenue from our clubs increased $1.2 million or 26.7%, during the three months ended September 30, 2019 as compared to the same period in 2018, due to an increase in the number of members and membership revenue. Our gross margin also increased to 35.1% during the three months ended September 30, 2019 compared to 26.7% during the same period in 2018. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $1.0 million, or 100.0% during the three months ended September 30, 2019, as compared to the same period in 2018, due to the impact of Hurricane Michael on the marinas. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

Our hospitality segment gross margin was 27.1% during the three months ended September 30, 2019, as compared to 23.0% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Resorts, lodging and other management services	$20.9	$3.8	18.2%	$17.7	$3.2	18.1%
Clubs	16.2	6.0	37.0%	13.2	3.1	23.5%
Marinas	—	0.9	—%	2.4	0.5	20.8%
Total	$37.1	$10.7	28.8%	$33.3	$6.8	20.4%

Revenue from resorts, lodging and other management services increased $3.2 million, or 18.1%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The increase in revenue is primarily due to the re-opening of the FOOW restaurant in late June 2018, the opening of the WaterColor Store in January 2019 and the opening of the Camp WaterColor restaurant in March 2019. The increase in revenue was partially offset by a decrease in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed during the period. Gross margin for the nine months ended September 30, 2019 and 2018 were comparable.

Revenue from our clubs increased $3.0 million, or 22.7%, during the nine months ended September 30, 2019 compared to the same period in 2018, due to an increase in the number of members and membership revenue, partially offset by a decrease in golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018. As of September 30, 2019 we had 1,234 members, compared with 1,107 members as of September 30, 2018. Our gross margin also increased to 37.0% during the nine months ended September 30, 2019 compared to 23.5% during the same period in 2018. The increase in gross margin was primarily due to the increase in membership revenue.

Revenue from our marinas decreased $2.4 million, or 100.0% during the nine months ended September 30, 2019, as compared to the same period in 2018, due to the impact of Hurricane Michael on the marinas. Gross profit during the nine months ended September 30, 2019 includes $1.3 million related to business interruption insurance proceeds received during the period. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 6. Hurricane Michael for additional information.

Our hospitality segment gross margin was 28.8% during the nine months ended September 30, 2019, as compared to 20.4% during the same period in 2018. The increase is primarily related to the increase in membership revenue and business interruption insurance proceeds received related to Hurricane Michael. Excluding the $1.3 million of business interruption proceeds received for the marinas during the current period, our hospitality segment gross margin was 25.3% during the nine months ended September 30, 2019, as compared to 20.4% during the same period in 2018. The increase is primarily related to the increase in membership revenue.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Revenue:
Leasing revenue	$3.8	$3.0	$10.5	$8.7
Commercial real estate revenue	2.1	3.3	3.2	4.0
Total revenue	5.9	6.3	13.7	12.7
Expenses:
Cost of leasing revenue	1.3	0.8	3.4	2.5
Cost of commercial real estate revenue	0.2	2.4	0.3	2.6
Other operating expenses	0.9	0.8	2.4	2.4
Depreciation and amortization	1.3	1.1	3.6	3.3
Total expenses	3.7	5.1	9.7	10.8
Operating income	2.2	1.2	4.0	1.9
Other (expense) income:
Interest expense	(0.7)	(0.6)	(1.9)	(1.6)
Other income, net	1.8	—	3.5	—
Total other income (expense), net	1.1	(0.6)	1.6	(1.6)
Income before income taxes	$3.3	$0.6	$5.6	$0.3

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Leasing revenue increased $0.8 million, or 26.7%, during the three months ended September 30, 2019, as compared to the same period in 2018. Leasing revenue increased $1.8 million, or 20.7%, during the nine months ended September 30, 2019, as compared to the same period in 2018. This increase is primarily due to new leases at properties such as Pier Park North, Beckrich Office Park, Pier Park Crossings and WaterColor Crossings. Leasing gross margin decreased during the three months ended September 30, 2019 to 65.8%, as compared to 73.3% during the same period in 2018. Leasing gross margin decreased during the nine months ended September 30, 2019 to 67.6%, as compared to 71.3% during the same period in 2018. As of September 30, 2019, we had net rentable square feet of approximately 822,000, of which approximately 757,000 square feet was under lease. As of September 30, 2018, we had net rentable square feet of approximately 808,000, of which approximately 717,000 square feet was under lease.

Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended September 30, 2019 there were five commercial real estate sales totaling approximately 23 acres for $2.1 million, resulting in a gross profit margin of approximately 90.5%. During the three months ended September 30, 2018, we had five commercial real estate sales totaling approximately 314 acres for $3.3 million, resulting in a gross profit margin of approximately 27.3%. During the nine months ended September 30, 2019 we had seven commercial land real estate sales totaling approximately 74 acres for $3.2 million, resulting in a gross profit margin of approximately 90.6%. During the nine months ended September 30, 2018, we had nine commercial real estate sale totaling approximately 318 acres for $4.0 million, resulting in a gross profit margin of approximately 35.0%. Commercial real estate revenue for the three and nine months ended September 30, 2018 included $2.6 million related to the sale of two resorts and leisure properties located in the SouthWood community, including the golf course. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Other income, net for the three and nine months ended September 30, 2019 includes a gain of $0.8 million on land contributed to our unconsolidated Busy Bee JV. Other income, net for the nine months ended September 30, 2019 also includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 9, Real Estate Joint Ventures for additional information. During the three and nine months ended September 30, 2019, the Pier Park Crossings JV received $0.9 million and $1.2 million, respectively, of insurance proceeds related to Hurricane Michael. See Note 6. Hurricane Michael for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		September 30, 2019		December 31, 2018
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	96%
VentureCrossings	Bay County, FL	243,605	100%	243,605	100%
Beckrich Office Park	Bay County, FL	67,108	92%	67,108	96%
WindMark Beach Commercial (1) (2)	Gulf County, FL	48,960	48%	49,260	56%
SouthWood Town Center (2)	Leon County, FL	34,230	85%	34,230	85%
WaterColor Town Center (2) (3)	Walton County, FL	21,200	100%	21,200	100%
Port St. Joe Commercial	Gulf County, FL	15,524	100%	15,524	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park	Walton County, FL	11,570	53%	—	—%
WaterSound Gatehouse (2) (4)	Walton County, FL	11,515	100%	13,049	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
WaterColor HOA Office (5)	Walton County, FL	1,244	100%	1,244	100%
		822,366	92%	812,630	93%

(1)	Included in net rentable square feet as of September 30, 2019 and December 31, 2018, is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(3)	In addition to net rentable square feet, there is an additional 1,332 square feet that was repurposed during the fourth quarter of 2018 into a new store operated by us.
(4)	In addition to net rentable square feet, there is an additional 1,534 square feet that was repurposed in 2019 into a new store operated by us, as well as office space occupied by us.
(5)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee is expected to expand their lease to include the entire building.

Total units and percentage leased for apartments by location are as follows:

		September 30, 2019
					Percentage
					Leased
		Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed
Pier Park Crossings (1)	Bay County, FL	240	120	119	99%
Origins Crossings (2)	Walton County, FL	217	—	—	N/A
		457	120	119	99%

(1)	Construction began in the second quarter of 2018.
(2)	Construction began in the second quarter of 2019.

Forestry

The table below sets forth the results of operations of our forestry segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	In millions
Revenue:
Timber revenue	$1.3	$1.8	$2.6	$5.2
Real estate revenue - other rural land revenue	0.1	0.7	1.4	1.6
Leasing revenue	0.2	0.1	0.6	0.6
Total revenue	1.6	2.6	4.6	7.4
Expenses:
Cost of timber revenue	0.2	0.2	0.5	0.6
Cost of real estate revenue - other rural land revenue	—	0.2	0.1	0.4
Other operating expenses	0.1	0.1	0.3	0.3
Depreciation and depletion	0.1	0.1	0.2	0.4
Total expenses	0.4	0.6	1.1	1.7
Operating income	1.2	2.0	3.5	5.7
Other income, net	—	0.1	—	0.1
Income before income taxes	$1.2	$2.1	$3.5	$5.8

The total tons sold and relative percentage of total tons sold by major type of timber revenue are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Pine pulpwood	66,000	80.5%	68,000	70.1%	78,000	54.5%	203,000	65.5%
Pine sawtimber	11,000	13.4%	21,000	21.7%	17,000	11.9%	83,000	26.8%
Pine grade logs	4,000	4.9%	8,000	8.2%	17,000	11.9%	23,000	7.4%
Other	1,000	1.2%	—	—%	31,000	21.7%	1,000	0.3%
Total	82,000	100.0%	97,000	100.0%	143,000	100.0%	310,000	100.0%

Three months ended September 30, 2019 Compared to the Three months ended September 30, 2018

Timber revenue decreased by $0.5 million, or 27.8%, during the three months ended September 30, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 82,000 tons sold during the three months ended September 30, 2019, as compared to 97,000 tons sold during the same period in 2018. The average price per ton sold decreased to $15.16 during the three months ended September 30, 2019, as compared to $16.10 during the same period in 2018. Gross margin decreased during the three months ended September 30, 2019, to 84.6%, as compared to 88.9% during the same period in 2018, due to decreases in sales price and volume and changes in product mix.

During the three months ended September 30, 2019, we sold approximately 33 acres of rural and timber land for $0.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the three months ended September 30, 2018, we sold approximately 50 acres of rural and timber land for $0.7 million, resulting in a gross profit margin of approximately 71.4%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Timber revenue decreased by $2.6 million, or 50.0%, during the nine months ended September 30, 2019, as compared to the same period in 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 143,000 tons sold during the nine months ended September 30, 2019, as compared to 310,000 tons sold during the same period in 2018. The average price per ton sold decreased to $14.85 during the nine months ended September 30, 2019, as compared to $15.61 during the same period in 2018. Gross margin decreased during the nine months ended September 30, 2019, to 80.8%, as compared to 88.5% during the same period in 2018, primarily due to decreases in sales price and volume and changes in product mix.

During the nine months ended September 30, 2019, we sold approximately 87 acres of rural and timber land for $1.4 million, resulting in a gross profit margin of approximately 92.9%. During the nine months ended September 30, 2018, we sold approximately 144 acres of rural and timber land for $1.6 million, resulting in a gross profit margin of approximately 75.0%.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of September 30, 2019, we had cash and cash equivalents of $165.3 million, compared to $195.2 million as of December 31, 2018. Our cash and cash equivalents at September 30, 2019 includes commercial paper of $138.4 million, short term U.S. Treasury securities of $7.0 million and $6.9 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of September 30, 2019, we had investments - debt securities in corporate debt securities of less than $0.1 million and investments - equity securities in preferred stock investments of $35.2 million and common stock of $1.9 million. As of December 31, 2018, we had investments - debt securities in U.S. Treasury securities of $6.9 million and corporate debt securities of $2.0 million and investments - equity securities in preferred stock investments of $36.1 million. See Note 4. Investments, for additional information regarding our investments.

We believe that our current cash position and our anticipated cash flows from cash equivalents, short term investments and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

During the nine months ended September 30, 2019, we incurred a total of $77.7 million for capital expenditures, which includes $18.0 million related to the acquisition and development in our residential real estate communities, $45.1 million for our commercial leasing and sales segment, $13.0 million related to our hospitality segment and $1.6 million related primarily to our forestry segment and corporate expenditures. As of September 30, 2019, we had a total of $111.0 million in construction and development related contractual obligations, of which a portion will be funded through committed financing arrangements.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of September 30, 2019 and December 31, 2018, $45.7 million and $46.4 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument;

upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of September 30, 2019 and December 31, 2018, $29.7 million and $15.4 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

In May 2019, the Origins Crossings JV entered into a $37.9 million loan. As of September 30, 2019, there was no principal balance outstanding on the Origins Crossings JV Loan. The Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Origins Crossings JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of September 30, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. We entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks.

In August 2019, a wholly owned subsidiary of ours entered into a $5.5 million loan. As of September 30, 2019, there was no principal balance outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $7.1 million as of September 30, 2019. Total outstanding CDD debt related to our land holdings was $18.8 million at September 30, 2019, which was comprised of $15.8 million at SouthWood, $2.6 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the nine months ended September 30, 2019 and 2018, we repurchased a total of 1,141,529 and 5,238,566 shares, respectively, of our common stock outstanding for an aggregate purchase price of $18.8 million and $93.4 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2019	2018
	In millions
Net cash provided by operating activities	$14.7	$46.3
Net cash (used in) provided by investing activities	(29.1)	51.2
Net cash used in financing activities	(15.1)	(85.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(29.5)	11.7
Cash, cash equivalents and restricted cash at beginning of the period	198.1	192.5
Cash, cash equivalents and restricted cash at end of the period	$168.6	$204.2

Cash Flows from Operating Activities

Cash flows provided by operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $14.7 million during the nine months ended September 30, 2019, as compared to $46.3 million during the same period in 2018. Net cash provided by operations included $23.1 million of RiverTown impact fees received during the nine months ended September 30, 2018.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by proceeds from insurance claims, maturities of investments, proceeds from the disposition of assets, sales of investments and maturities of assets held by SPEs. During the nine months ended September 30, 2019, net cash used in investing activities was $29.1 million, which included capital expenditures for operating property and equipment, purchases of investments $4.7 million, partially offset by proceeds from insurance claims of $13.4 million, maturities of investments of $7.0 million, sales of investments of $6.3 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2018, net cash provided by investing activities was $51.2 million, which included sales of investments of $75.7 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by SPEs of $0.8 million, partially offset by purchases of investments of $10.5 million and capital expenditures for operating property and equipment.

Capital expenditures for operating property and property and equipment were $51.9 million and $19.7 million, during the nine months ended September 30, 2019 and 2018, respectively, which were primarily for our commercial leasing and sales and hospitality segments.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 was $15.1 million compared to $85.8 million during the same period in 2018. Net cash used in financing activities during the nine months ended September 30, 2019 included the repurchase of common stock of $18.8 million, additional ownership interest in Windmark of $11.6 million, principal payments on debt of $1.3 million, debt issuance costs of $0.9 million, capital contribution to unconsolidated affiliate of $0.3 million and capital distribution to non-controlling interest of $0.2 million, partially offset by borrowings on debt of $16.2 million and capital contribution from non-controlling interest of $1.8 million. Net cash used in financing activities during the nine months ended September 30, 2018 included the repurchase of our common stock of $93.4 million, debt issuance costs of $1.1 million, principal payments on debt of $1.1 million, capital distribution to non-controlling interest of $0.2 million and capital contribution to unconsolidated affiliate of $0.2 million, partially offset by borrowings on debt of $9.3 million and capital contribution from non-controlling interest of $0.9 million.

Off-Balance Sheet Arrangements

As of September 30, 2019 and December 31, 2018, we had various loans outstanding for which we have entered into guarantees and are required to comply with financial covenants. See Note 10. Debt, Net.

In January 2019, our unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026. As of September 30, 2019, $3.1 million was outstanding on the Pier Park TPS JV Loan. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor we and a wholly owned subsidiary of ours entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. See Note 18. Commitments and Contingencies for additional information.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $12.1 million for all installment notes monetized through September 30, 2019. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of September 30, 2019 and December 31, 2018, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $10.7 million and $9.4 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $2.9 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2019.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.8 million in the market value of these investments as of September 30, 2019. In addition, our investments in certain preferred stock are non-investment grade, which could affect their fair value.

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

LIBOR is expected to be discontinued after 2021. Many of our current debt agreements have an interest rate tied to LIBOR.  Most of these agreements provide for an alternative base rate in the event that LIBOR is discontinued, but not all do so. There can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity. Refer to Note 18. Commitments and Contingencies, for further discussion.

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

As of August 15, 2019, we had a total authority of $35.8 million available for purchase of shares of our common stock pursuant to our previously announced Stock Repurchase Program. On August 15, 2019, our Board authorized additional repurchase authority of up to $64.2 million of our shares of common stock under the Stock Repurchase Program, bringing the total authorized repurchase authority to $100.0 million. As of September 30, 2019, we had a total authority of $88.3 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

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

The following table provides information regarding repurchases of our common stock during each of the three months in the quarter ended September 30, 2019:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
				In Millions
July 1-31, 2019	—	$—	—	$—
August 1-31, 2019	250,135	17.61	250,135	95.6
September 1-30, 2019	419,894	17.43	419,894	88.3
Total	670,029	$17.50	670,029	$88.3

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
*10.1	Investment Management Agreement dated August 23, 2019, by and between The St. Joe Company and Fairholme Capital Management, L.L.C.
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	XBRL Instance Document.
*101.SCH	XBRL Taxonomy Extension Schema Document.
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	October 30, 2019	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 30, 2019	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)