Form 10-K
period 2019-12-31
ST JOE CO
filed 2020-02-26
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2019, was approximately $349.7 million.

As of February 24, 2020, there were 59,414,583 shares of common stock, no par value, issued of which 59,414,583 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2019, are hereby incorporated by reference in Part III of this Annual Report on Form 10‑K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10‑K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company and its consolidated subsidiaries unless the context indicates otherwise.

General

St. Joe was incorporated in the State of Florida in 1936. We are a Florida real estate development, asset management and operating company with real estate assets and operations in Northwest Florida, which we predominantly use, or intend to use, for or in connection with, our various residential real estate developments, hospitality operations, commercial developments and leasing operations and our forestry operations.

A significant portion of our 175,000 acres of land is entitled for future development. The Bay-Walton Sector Plan is a long term master plan that originally included 110,500 acres of our land with entitlements, or legal rights, to develop over 170,000 residential dwelling units, over 22 million square feet of commercial space, and over 3,000 hotel rooms. We anticipate a wide range of residential, commercial, and hospitality uses on these land holdings. We also have additional entitlements, or legal rights, to develop properties we own outside of this sector plan. We may explore the sale of some of our assets opportunistically or when we believe that we or others can better deploy those resources.

We seek to enhance the value of our real estate assets by developing residential, commercial, multi-family, and hospitality projects to meet market demand. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. Our land also surrounds the Northwest Florida Beaches International Airport (ECP), located in Bay County, Florida, which grew in annual passenger traffic from approximately 300,000 in 2009 to approximately 1.3 million in 2019. We have a large amount of land to meet future market demand as Northwest Florida grows. In 2019 the majority of our revenue was generated from sales, activities and operations on approximately 2% of our land holdings.

Business Strategy

We believe that our present liquidity position and our land holdings can provide us with numerous opportunities to continue to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development and asset management near the Gulf of Mexico, Gulf Intracoastal Waterway, Northwest Florida Beaches International Airport, the Pier Park area and the Scenic Highway 30A corridor.

In 2018, we began the development or construction of 9 new residential, hospitality, multi-family or commercial projects or phases. By contrast, in 2019, we began the development or construction of 27 new residential, hospitality, multi-family or commercial projects or phases. Several of these projects were completed as of December 31, 2019. In addition, we continue to develop residential homesites in several communities to deliver on the 930 homesites we have under contract to builders or retail consumers.

As of the end of 2019, we had a total of 468 apartment or assisted living units, 597 hotel rooms and 130,785 square feet of commercial and hospitality space under development or construction. We anticipate the completion of construction and placement of these new assets into operations at various times in 2020 and 2021.

In addition to the projects we began in 2018 and 2019, we also began planning, designing and permitting other projects that are expected to move into construction or development in 2020 and beyond. Some of the projects will be constructed through third party joint venture partners. While we expect to commence development and construction of a number of projects in 2020 and beyond, timing of some projects may be delayed due to factors beyond our control.

During the years ended December 31, 2019 and 2018, we repurchased 1,263,159 and 5,238,566 shares, respectively, of our common stock. We have a total of $86.2 million available for the repurchase of shares pursuant to our Stock Repurchase Program (the “Stock Repurchase Program”). See Item 5. Market for the Registrant’s Common Equity,

Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 16. Stockholders’ Equity included in Item 15 of this Form 10-K.

Our 2020 capital expenditures budget exceeds our actual 2019 expenditures, as projects move into development or construction and we begin to fund new opportunities to develop, improve or acquire a broad range of asset types that we believe can generate recurring revenue and provide acceptable rates of return, including but not limited to retail, office, hospitality, entertainment, assisted living, industrial, hotel and multi-family properties. We anticipate these future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents and cash generated from operations. We expect to make these expenditures throughout the coming fiscal year and beyond, but do not anticipate that we will see the full benefit of these investments in 2020.

We have residential communities at different stages of planning or development, including four new residential communities that we commenced development of in 2019. In 2019, we sold 379 homesites, compared with 202 homesites in 2018 and 177 homesites in 2017. We plan to continue to focus on investing in communities that have the potential for long term and scalable revenue. We expect to continue to be a developer of completed residential homesites for sale to builders and to consumers in our communities. In addition, one of our unconsolidated joint ventures has initiated a 55+ active adult community in Bay County, Florida. We are working with our joint venture partner to develop the first phase of the community planned for approximately 3,500 residential homes.

We presently own and/or operate a wide range of hospitality assets, which already generate significant recurring revenue for us. We are expanding the scope and scale of our hospitality assets and services to enable us to enhance the value and revenue those assets provide.

We presently own a wide range of income producing commercial assets. We intend to explore opportunities to increase the size and scope of our assets in ways that can increase recurring revenue while supporting the growth of our residential and hospitality assets.

We expect to continue our cost and investment discipline to ensure low fixed expenses and bottom line performance in all environments.

We plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe can increase shareholder value, including share repurchases, real estate and other strategic investments.

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

Seasonality and Market Variability

Our business may be affected by seasonal fluctuations. Revenue from our hospitality operations are typically higher in the second and third quarters, but can vary depending on the timing of holidays and school breaks, including spring break. Our residential real estate business is predominantly composed of sales to homebuilders, who tend to buy multiple homesites in sporadic transactions, which impacts the variability in our results of operations. The revenue resulting from our residential real estate operations may vary from period to period depending on the communities where homesites are sold, as prices vary significantly by community. Our commercial real estate projects are subject to current demand. These variables may cause our operating results to vary significantly from period to period.

Competition

Real estate development, sales and leasing are highly competitive and fragmented. We compete with local, regional and national real estate leasing and development companies, some of which may have greater financial, marketing, sales and other resources than us. Competition from real estate leasing and development companies may adversely affect our ability to attract tenants to lease our commercial and multi-family properties or to attract purchasers of our residential and commercial real estate.

Highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities.

Our forestry business competes with numerous public and privately held timber companies in our region. The principal methods of competition are price and quality.

Labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries.

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

Employees

As of February 24, 2020, we had 55 full-time employees. Most persons employed in the day-to-day operations of our hospitality segment are employed by a third party management company engaged pursuant to an employment services agreement. In addition, we utilize part-time employees and independent contractors during the year based on seasonal needs.

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

Item 1A.    Risk Factors

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10‑K. The risks described below are not the only risks facing us. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, strategies and prospects may be materially adversely affected.

Risks Related to Our Current Business Strategy

We may not be able to successfully implement our business strategy, which would adversely affect our financial condition, results of operations, cash flows and financial performance.

Our current business strategy is the development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services, while always maintaining more than sufficient enterprise liquidity. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition may be negatively affected.

Our investments in new business opportunities are inherently risky and may disrupt our ongoing business and adversely affect our operations.

We invest in new business opportunities, which may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities incurred and expenses associated with these new investments, including development costs, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.

Management has discretion as to the investments we make and may not use these funds effectively.

As of December 31, 2019, we had $185.7 million of cash and cash equivalents. Management has discretion in the selection of these investments and may make investments that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which result in financial losses that may have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price.

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

If Fairholme controls us within the meaning of the Investment Company Act, we may be unable to engage in transactions with potential strategic partners, which may adversely affect our business.

Mr. Bruce R. Berkowitz is the Chairman of our Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital

Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to us since April 2013. FCM does not receive any compensation for services as our investment advisor. As of December 31, 2019, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.30% of our common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of ours.

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

This may adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

If the SEC were to disagree with our Investment Company Act determinations, our business may be adversely affected.

We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with any exemption under the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, exempted from the Investment Company Act, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test or register as an investment company, either of which may have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act.

If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions may be brought against us, our contracts would be unenforceable unless a court were to require enforcement and a court may appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

Returns on our investments may be limited by our investment guidelines and restrictions.

On August 23, 2019, we entered into a new Investment Management Agreement (the “Investment Management Agreement”) with FCM, which contains investment guidelines and restrictions approved by the Company. The investment guidelines set forth in the Investment Management Agreement require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash and cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase.

Investment limitations may negatively impact the return that we may otherwise receive from our investment accounts. This may adversely affect our cash flows and results of operations.

We face risks stemming from our strategic partnerships.

We currently maintain, and in the future may seek additional strategic partnerships, including the formation of joint ventures (“JVs”), to develop real estate, capitalize on the potential of our residential, commercial and industrial opportunities and maximize the value of our assets. These strategic partnerships, JVs and other ongoing strategic real estate investments may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets, but also involve risks not present where a third party is not involved. These risks include:

•	our partner may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;
•

we may not have exclusive control over the development, financing, management and other aspects of the property or JV, which may prevent us from taking actions that are in our best interest but opposed by our partner;

•

our partner may experience financial difficulties, become bankrupt or fail to fund their share of capital contributions, which may delay construction or development of property or increase our financial commitment to the strategic partnership;

•	our partner may take actions that subject us to liabilities in excess of, or other than, those contemplated;
•

we may disagree with our partner about decisions affecting the real estate investments or partnership, which may result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, which may delay important decisions until the dispute is resolved;

•	actions by our partner may subject property owned by the partnership to liabilities or have other adverse consequences, including if the market reputation of a strategic partner deteriorates;
•

if a JV agreement is terminated or dissolved, we may not continue to own or operate the interests or investments underlying the JV relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership; and

•	disputes between us and our partner may result in litigation or arbitration that may increase our expenses and prevent our management from focusing their time and attention on our business.

In addition, we may not have sufficient resources, experience and/or skills to manage our existing strategic partnerships or locate additional desirable partners. We also may not be able to attract partners who want to conduct business in desirable geographic locations and who have the assets, reputation or other characteristics that would optimize our development and asset management opportunities. If we cannot successfully execute transactions with strategic partners, our business, results of operations, cash flows and financial condition may be adversely affected.

Losses in the fair value of Securities, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector, may have an adverse impact on our results of operations, cash flows and financial condition. In addition, our equity investments may fail to appreciate and may decline in value or become worthless.

As of December 31, 2019, we had $176.1 million in our investment accounts. Of this amount, we hold $166.3 million in cash equivalents, $0.1 million in corporate debt securities and $9.7 million in preferred stock investments. The market value of these investments is subject to change from period to period. Our investments-debt securities and investments-equity securities (“Securities”) currently include investments in non-investment grade corporate debt securities and preferred stock of five issuers and one issuer of preferred stock that is investment grade. Pursuant to our Investment Management Agreement with FCM, we may invest up to a total of 15% of the investment account in any one issuer as of the date of purchase.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities.

Losses in the fair value of our Securities can negatively affect earnings if management determines that such Securities are other-than-temporary impaired. The evaluation of other-than-temporary impairment is based on various factors, including the financial condition, business prospects, industry and creditworthiness of the issuer, severity and length of time the securities were in a loss position, our ability and intent to hold investments until unrealized losses are recovered or until maturity. If a decline in fair value is considered other-than-temporary, the carrying amount of the security is written down and the amount of the credit-related component is recognized in earnings. The unrealized loss related to our investments - debt securities of $0.1 million was determined to be temporary at December 31, 2019.

The Company’s real estate investments are generally illiquid.

Real estate investments and timber holdings, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, which may limit our ability to make rapid adjustments in the size and content of our income property portfolio or other real estate or timber assets in response to economic or other conditions. Illiquid assets typically experience greater price volatility, as a ready market does not exist and therefore can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the value at which we have previously recorded our assets.

We face risks associated with short-term liquid investments.

We continue to have significant cash balances that are invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing income. From time to time, these investments may include (either directly or indirectly):

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

We may not be able to fully realize the benefits of the federal “qualified opportunity zone” program, which may adversely affect our financial performance.

As part of the 2017 Tax Cuts and Jobs Act (the “Tax Act”), Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has recently issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investment strategy.

The loss of the services of our key management, personnel or our ability to recruit staff may adversely affect our business.

Our ability to successfully implement our business strategy will depend on our ability to attract and retain experienced and knowledgeable management and other professional staff. One of our objectives is to develop and maintain a strong management group at all levels. At any given time, we may lose the services of key executives and other employees. The loss of services of any of our key employees may have an adverse effect upon our results of operations, financial condition, and our ability to execute our business strategy. In addition, we cannot assure that we will be successful in attracting and retaining key management personnel.

Risks Related to our Current Business

Our results of operations may vary significantly from period to period, which may adversely impact our stock price, results of operations, cash flows and financial condition.

Residential real estate sales tend to vary from period to period, particularly sales to homebuilders, who tend to buy multiple homesites in sporadic transactions. Commercial real estate projects are likewise subject to one-off sales and the timing of development of specific projects depends on demand. Therefore, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales.

In addition, hospitality operations are affected by seasonal fluctuations. Revenue from our hospitality operations are typically higher in the second and third quarters; however, they can vary depending on the timing of holidays and school breaks, including spring break. This seasonality causes periodic fluctuations in room revenues, occupancy levels, room rates and operating expenses in particular hotels.

These variables have caused, and may continue to cause, our operating results to vary significantly from period to period, which may have an adverse impact on our stock price, cash flows, results of operations and financial condition.

Our business is subject to extensive regulation and growth management initiatives that may restrict, make more costly or otherwise adversely impact our ability to develop our real estate investments or otherwise conduct our operations.

A large part of our current business and business strategy is dependent on our ability to develop and manage real estate in Northwest Florida. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government.

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

If any one or more of these factors were to occur, we may be unable to develop our real estate projects successfully or within the expected timeframes. Changes in the Growth Management Act or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property may lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner, which may have a materially adverse effect on our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.

Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic growth of Northwest Florida.

The economic growth of Northwest Florida, where our land is located, is an important factor in creating demand for our products and services. We believe that the future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, (1) to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and (2) to attract companies offering high-quality, high salary jobs to large numbers of new employees. If new businesses and new employees in Northwest Florida do not grow as anticipated, demand for residential and commercial real estate, as well as hospitality and related communities may be adversely affected.

Changes to the population growth rate or other unfavorable demographic changes in Florida, particularly Northwest Florida, may adversely affect our business.

The success of our communities will be dependent on strong migration and population expansion in our regions of development, primarily Northwest Florida. We also believe that individuals seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth may be negatively affected in the future by factors such as adverse economic conditions, changes in state income tax laws, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. Furthermore, those persons considering moving to Florida may not view Northwest Florida as an attractive place to live or own a second home and may choose to live in another region. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition may suffer.

Significant competition may have an adverse effect on our business.

Our business is highly competitive and fragmented. We compete with local, regional and national real estate leasing and development companies, some of which may have greater financial, marketing, sales and other resources than we do. Competition from real estate leasing and development companies may adversely affect our ability to attract tenants and lease our commercial and multi-family properties, attract purchasers and sell residential and commercial real estate and attract and retain experienced real estate leasing and development personnel. In addition, we face competition for tenants from other retail shopping centers and commercial facilities, as well as for our assisted living communities.

A number of highly competitive companies participate in the hospitality industry. Our ability to remain competitive and to attract and retain guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others.

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

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, may reduce demand for our products.

Many purchasers of our real estate products obtain mortgage loans to finance a substantial portion of the purchase price or they may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Also, our homebuilder customers depend on retail purchasers who rely on mortgage financing. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. If these or other lenders’ borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations), it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.

Increases in interest rates increase the costs of owning a home and may adversely affect the purchasing power of consumers and lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.

We have significant operations and properties in Northwest Florida that may be materially affected by natural disasters, manmade disasters, severe weather conditions or other significant disruptions.

Our corporate headquarters and properties are located in Northwest Florida. Because of its location between the Gulf of Mexico and the Atlantic Ocean, Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida, especially our coastal properties, may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality operations and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions.

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, which resulted in widespread damage to the area. The majority of our properties incurred minimal or no damage; however our Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and will remain closed during the reconstruction of significant portions of these assets, which is currently underway. We maintain property and business interruption insurance, subject to certain deductibles, and are continuing to assess claims under such policies; however, the timing and amount of additional insurance proceeds are uncertain and may not be sufficient to cover all losses. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

The occurrence of other natural disasters and climate conditions in Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties.

The occurrence of natural disasters and the threat of adverse climate changes may also have a long-term negative effect on the attractiveness of Florida as a location for residences and as a location for new employers that can create high-quality jobs needed to support growth in Northwest Florida. Manmade disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures may cause disruption to our properties, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Furthermore, any adverse change in the economic, political or regulatory climate of Florida, or the counties where our land is located, may adversely affect our real estate development activities. Ultimately, our ability to execute our business strategy may decline as a result of weak economic conditions or restrictive regulations.

Our insurance coverage on our properties may be inadequate to cover any losses we may incur.

We maintain insurance on our properties, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and we self-insure home warranty claims. Additionally, our insurance for hurricanes is capped at $50.0 million per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources may be adversely affected.

Increases in property insurance premiums and decreases in availability of homeowner property insurance in Florida may reduce customer demand for homes and homesites in our developments.

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

Furthermore, Florida’s state-owned property insurance company, Citizens Property Insurance Corp., underwrites homeowner property insurance. If there were to be a catastrophic hurricane or series of hurricanes to hit Florida, the exposure of the state government to property insurance claims may place extreme stress on state finances.

The high costs of property insurance premiums in Florida may deter potential customers from purchasing a homesite in one of our developments or make Northwest Florida less attractive to new employers that can create high quality jobs needed to increase growth in the region, either of which may have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in consumers’ discretionary spending or a change in consumer preferences may reduce our sales and harm our business.

Our real estate and hospitality segments’ revenue ultimately depends on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending may reduce our revenue and harm our business. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which may adversely affect our occupancy rates and our profitability, which, in turn, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Downturns of the real estate market in Northwest Florida may adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for the hospitality and seasonal vacation products in our Northwest Florida communities. If market conditions experience volatility or worsen, the demand for our hospitality and real estate products may decline, negatively impacting our business, results of operations, cash flows and financial condition.

Recent tax law changes may make home ownership more expensive or less attractive.

In December 2017, the Tax Act established new limits on the federal tax deductions individual taxpayers may take on mortgage loan interest payments and on state and local taxes, including real estate taxes; the new Tax Act also raised the standard deduction. These changes may reduce the perceived affordability of homeownership, and therefore the demand for homes, and/or have a moderating impact on home sales prices. These changes may increase the after-tax cost of owning a home, which is likely to adversely impact the demand for homes and may reduce the prices for which we can sell homesites, particularly in higher priced communities.

Our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain.

We are highly dependent upon our relationships with homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. The homebuilder customers that have already committed to purchase homesites from us may decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations or they may choose to purchase land from other sellers. Any of these events may have an adverse effect on our business, results of operations, cash flows and financial condition.

We are exposed to risks associated with real estate development that may adversely impact our results of operations, cash flows and financial condition.

Our real estate development activities entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

•	construction delays or cost overruns, which may increase project development costs;

•	shortages of skilled labor, particularly as a result of the recent low unemployment rate in the U.S. and Florida especially;
•

claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third party contractors with whom we are in a principal-agent relationship;

•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
•	an inability to obtain required governmental permits and authorizations, an inability to secure tenants necessary to support commercial and multi-family projects;
•	compliance with building codes and other local regulations;
•	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
•	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
•	instability in the financial industry may reduce the availability of financing;
•	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs; and
•	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

As certain approvals are subject to third party responses, it is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. Delays related to regulatory approvals may be due to the applicable governmental entity not being open due to the government being shut down or staffed sufficiently due to the government’s budgetary issues. These timing issues have caused, and may continue to cause, our operating results, particularly relating to the impact of our land sales, to vary significantly from quarter to quarter and year to year.

Our leasing projects may not yield anticipated returns, which may harm our operating results, reduce cash flow, or the ability to sell commercial assets.

Our business strategy includes the development and leasing of commercial and multi-family properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as expected due to leasing related risks, including the risk that we may not be able to lease new properties to an appropriate mix of tenants or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our leasing projects we may not yield anticipated returns, which may have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

We face potential adverse effects from the loss of commercial tenants.

The default, financial distress, or bankruptcy of a major tenant may adversely affect the income produced by our commercial properties. If one or more of our tenants, particularly an anchor tenant, declares bankruptcy, defaults or voluntarily vacates from the leased premises, we may be unable to re-lease such space or to re-lease it on comparable or more favorable terms. Additionally, the loss of an anchor tenant may make it more difficult to lease the remainder of the affected properties, which may have a material adverse effect on our results of operations, cash flows and financial condition. This may adversely affect our properties and growth.

We are exposed to operational risks with respect to our assisted living communities that may adversely affect our revenue and operations.

We are exposed to various operational risks with respect to our assisted living communities that may increase our costs or adversely affect our ability to generate revenues. These risks include:

•	fluctuations in occupancy, including as a result of general economic conditions, competition and willingness or ability of prospective residents to relocate to our assisted living communities;
•	federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards;
•	state regulations regarding assisted living resident agreements, which typically require a written resident agreement with each resident;
•	the availability and increases in cost of general and professional liability insurance coverage;
•	state regulation and rights of residents related to entrance fees; and
•	the availability and increases in the cost of labor (as a result of unionization or otherwise).

Any one or a combination of these factors may adversely affect our results of operations, cash flows and financial condition.

We are subject to various risks inherent to the hospitality industry beyond our control, any of which may adversely affect our business, results of operations and value of our hospitality assets.

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry and the agreements under which we operate, including, but not limited to:

•	significant competition from other hospitality providers and lodging alternatives;
•	an increase in supply of hotel rooms that exceeds increases in demand;
•	dependence on business and leisure travel;
•	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;
•	increases in energy costs and other travel expenses, which may adversely affect travel patterns;
•	our relationships with and the performance of third-party managers and franchisors;
•	our ability to satisfy our obligations under our franchise agreements;
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

•	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
•	natural or man-made disasters, such as earthquakes, tornadoes, hurricanes, wildfires, mudslides and floods; and

•	any inability to remodel outdated buildings as required by the franchise or lease agreement.

Any of the these factors may increase our costs or limit or reduce the prices we are able to charge for our hospitality products or services, or otherwise affect our ability to maintain existing properties, develop new properties or add amenities to our existing properties. As a result, any of these factors may reduce our revenues and limit opportunities for growth.

If labor costs increase or we fail to attract and retain qualified employees, our business, results of operations, cash flows and financial condition may be adversely affected.

The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, labor relations and immigration policy. A significant increase in competition or costs increasing arising from any of the aforementioned factors may have a material adverse impact on our business, results of operations, cash flows and financial condition.

In addition, our hospitality operations are highly dependent on a large seasonal workforce. We have historically relied on the H-2B visa program to bring workers to the United States to fill seasonal staffing needs and ensure that we have the appropriate workforce in place. If we are unable to obtain sufficient numbers of seasonal workers, through the H-2B program or otherwise, we may not be able to recruit and hire adequate personnel as the required, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages or an inadequate workforce may have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We provide a guarantee of the debt for several of our JVs, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have provided a guarantee of the debt in connection with several of our JVs, and may in the future agree to similar agreements. In certain instances, these guarantees provide for the full payment and performance of the borrower. See Note 12. Debt, Net and Note 22. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information. If we were to become obligated to perform on any of these guarantees our results of operations, cash flows and financial condition may be adversely affected.

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

Additionally, in recent years, assessments of the potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these polices may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities may lead to new or greater liabilities that may materially adversely affect our business, results of operations, cash flows or financial condition.

From time to time, we may be subject to periodic litigation and other regulatory proceedings, which may impair our financial results of operations.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, our operations and our position as an owner and operator of real estate and related ventures. An adverse outcome in any of these matters may adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings may result in substantial costs and may require that we devote substantial resources to defend our Company.

In addition, the land use approval processes we must follow to ultimately develop our projects have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation may result in denial of the right to develop, or would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and may adversely affect the design, scope, plans and profitability of a project.

Limitations on the access to the airport runway at the Northwest Florida Beaches International Airport may have an adverse effect on the demand for our VentureCrossings land adjacent to the airport.

Our land donation agreement with the Panama City-Bay County Airport and Industrial District (the “Airport Authority”) and the deed for the airport land provide access rights to the airport runway from our adjacent lands. We subsequently entered into an access agreement with the Airport Authority that provides access to the airport runway. Under the terms of the access agreement, we are subject to certain requirements of the Airport Authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection (the “FDEP”), the U.S. Army Corps of Engineers (the “Corps of Engineers”), and Bay County. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that may significantly impair or restrict access rights.

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

We believe that runway access is a valuable attribute of some of our VentureCrossings land adjacent to the airport, and the failure to maintain such access, the imposition of significant restrictions on such access, or any associated permitting delays or issues, may adversely affect the demand for such lands and our business, results of operations, cash flows and financial condition.

We face risks associated with third-party service providers, which may negatively impact our profitability.

We currently rely on various third-parties to conduct the day-to-day operations of our hospitality operations, our multi-family properties and some of our commercial properties. Failure of such third parties to adequately perform their contracted services may negatively impact our ability to retain customers. As a result, any such failure may negatively impact our results of operations, cash flows and financial condition.

Risks Related to Our Company or Common Stock

The market price of our common stock has been, and may continue to be, highly volatile.

The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile. We may continue to experience significant volatility in the market price of our common stock. Numerous factors may have a significant effect on the price of our common stock, including:

•	announcements of fluctuations in our operating results;
•	other announcements concerning our Company or business, including acquisitions or litigation announcements;
•	changes in market conditions in Northwest Florida or the real estate or real estate development industry in general;
•	economic and/or political factors unrelated to our performance;
•	changes in recommendations or earnings estimates by securities analysts;
•	less volume due to reduced shares outstanding; and
•	execution of the Stock Repurchase Program will reduce our “public float.”

In addition, the stock market in general has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock may cause shareholders to lose some or all of their investment in our common stock.

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

Mr. Bruce R. Berkowitz is the Chairman of our Board. He is the Manager of, and controls entities that own and control, Fairholme, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of FCM. As of December 31, 2019, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.30% of our common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of ours. Accordingly, Fairholme is in a position to influence:

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

Changes in our income tax estimates may materially impact our results of operations, cash flows and financial condition.

In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities, and changes in tax laws and rates, including the Tax Act. To the extent adjustments are required in any given period, we include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. These adjustments may materially impact our results of operations, cash flows and financial condition.

Changes to U.S. federal and state income tax laws may materially affect us and our stockholders.

The recently enacted Tax Act made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common equity and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the Tax Act, the effect and timing of which cannot be predicted and may be adverse to us or our stockholders.

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We have entered into an interest rate swap instrument and may enter into others to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 6. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10-K for additional information.

A decline in real estate values or continuing operating losses in our operating properties may result in impairments, which would have an adverse effect on our results of operations and financial condition.

As of December 31, 2019, we had approximately $430.8 million of real estate investments and $5.1 million of investment in unconsolidated joint ventures recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition.

Changes in accounting pronouncements may adversely affect our reported operating results, in addition to the reported financial performance of our tenants.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes and others may have a material impact on our reported financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Failure to maintain the integrity of internal or customer data may result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.

We face risks associated with security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems. For a number of years, we have been increasing our reliance on computers and digital technology.

While all of our business and internal employment records require the collection of digital information, our hospitality segment, in particular, requires the collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted with any certainty. The integrity and protection of our customer, employee and other company data, is critical to us. Although we make efforts to maintain the security and integrity of these networks and related systems, we have implemented various measures to manage the risk of a security breach or disruption, and to date, have not had a significant cyber breach or attack that has had a material impact on our business, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data, which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, may result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings and other severe financial and business implications.

Our business may be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements, or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives at all times. Deficiencies, including any material weakness, in our internal control over financial reporting, which may occur in the future, may result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Many of our current debt agreements have an interest rate tied to LIBOR. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. It is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our debt agreements. These uncertainties or their resolution also may negatively impact our borrowing costs and other aspects of our business and financial results.

Our financing arrangements contain restrictions and limitations that could impact our ability to operate our business.

Our financing arrangements contain customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. See Note 12. Debt, Net included in Item 15 of this Annual Report on Form 10-K for additional information. Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to repay the amounts due under such financing arrangements, which could have a material adverse effect on our results of operations, cash flows and financial condition.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we are subject to laws, regulations and requirements, including the requirements of the Exchange Act, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), related regulations of the SEC and requirements of the NYSE. The Exchange Act requires, among other things, that we file annual, quarterly and current reports and proxy statements with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires our management and independent registered public accounting firm to attest annually on the effectiveness of our internal control over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational and accounting resources and may cause us to incur significant expenses. We may need to upgrade our systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function and hire additional legal, accounting and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies may be impaired. Any failure to operate successfully as a public company may have a material adverse effect on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

We own our principal executive offices located in Watersound, Florida. As of December 31, 2019, we owned approximately 175,000 acres located in Northwest Florida. Our raw land assets are managed by us as timberlands until designated for development. The Bay-Walton Sector Plan is a long term master plan that originally included 110,500 acres of our land with entitlements, or legal rights, to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial, and industrial space and over 3,000 hotel rooms. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. As further described herein, we own and develop land in multiple residential communities. We currently have projects under development or construction in our residential, commercial leasing and sales and hospitality segments. In addition, our hospitality and commercial leasing and sales segments include the following properties:

Clubs. We own three golf courses and a beach club in Northwest Florida that are situated in or near our residential communities. Our golf course property primarily includes the golf course land, clubhouses, other buildings and equipment.

WaterColor Inn, WaterSound Inn and Other Properties. We own the WaterColor Inn, a boutique hotel, and the WaterSound Inn, along with nearby retail and commercial space. We own additional properties in Panama City Beach, Florida that we operate as rental property.

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

Leasing. We own the property included in our commercial leasing and sales segment, which includes multi-family, retail, office and commercial property, such as our Beckrich Office Park, property located in our consolidated Pier Park North JV (the “Pier Park North JV”) and Pier Park Crossings apartment JV (the “Pier Park Crossings JV”), WindMark Beach, VentureCrossings industrial park, commerce park buildings, retail shopping centers and other properties, as well as properties under development or construction.

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

In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. See Note 22. Commitments and Contingencies included in Item 15 of this Form 10‑K for further discussion.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 24, 2020 we had approximately 891 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

We did not pay cash dividends in 2019 or 2018. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2014, through December 31, 2019, assuming $100 was invested on December 31, 2014, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”), which is composed of the following companies:

Alexander & Baldwin Inc. (ALEX)

Consolidated-Tomoka Land Co. (CTO)

Five Point Holdings, LLC (FPH)

The Howard Hughes Corporation (HHC)

Maui Land & Pineapple Company, Inc. (MLP)

Stratus Properties Inc. (STRS)

Tejon Ranch Co. (TRC)

The total returns shown assume that dividends are reinvested. The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Returns
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Indexed Return
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
The St. Joe Company
S&P SmallCap 600 Index
Peer Group

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
The St. Joe Company	$100	$100.65	$103.32	$98.15	$71.62	$107.83
S&P SmallCap 600 Index	$100	$98.03	$124.06	$140.48	$128.56	$157.85
Custom Real Estate Peer Group*	$100	$87.19	$96.76	$104.16	$73.99	$90.65

*	The total return for the Custom Real Estate Peer Group was calculated using an equal weighting for each of the stocks within the peer group.

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The Stock Repurchase Program has no expiration date.

As of December 31, 2019, we had a total authority of $86.2 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million of cash and cash equivalents. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock. However, we do not believe that the execution of the Stock Repurchase Program will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act.

The following table provides information on our repurchases of common stock during the three months ended December 31, 2019:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
In Millions
October 1-31, 2019	121,630	$16.85	121,630	$86.2
November 1-30, 2019	—	—	—	—
December 1-31, 2019	—	—	—	—
Total	121,630	$16.85	121,630	$86.2

Item 6.    Selected Financial Data

The following table sets forth our selected consolidated financial data on a historical basis for the five years ended December 31, 2019. This information should be read in conjunction with our consolidated financial statements (including the related notes thereto) and management’s discussion and analysis of financial condition and results of operations, each included elsewhere in this Form 10‑K. This historical selected consolidated financial data has been derived from our audited consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	In thousands, except per share amounts
Statement of Operations Data:
Total revenue (1) (2)	$127,085	$110,276	$100,038	$96,862	$104,901
Total cost of revenue (3)	64,086	51,317	67,194	62,194	67,094
Other operating and corporate expenses	21,389	20,557	20,382	23,019	33,426
Depreciation, depletion and amortization	10,287	8,998	8,885	8,571	9,486
Total expenses	95,762	80,872	96,461	93,784	110,006
Operating income (loss)	31,323	29,404	3,577	3,078	(5,105)
Other income, net (4) (5) (6) (7)	4,862	1,462	37,778	19,533	3,942
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	36,185	30,866	41,355	22,611	(1,163)
Equity in loss from unconsolidated affiliates	(77)	—	—	—	—
Income tax (expense) benefit (8) (9)	(9,447)	736	17,881	(7,147)	(808)
Net income (loss)	26,661	31,602	59,236	15,464	(1,971)
Net loss attributable to non-controlling interest	114	767	342	431	240

Net income (loss) attributable to the Company	$26,775	$32,369	$59,578	$15,895	$(1,731)

Per Share Data:
Basic and Diluted
Net income (loss) per share attributable to the Company	$0.45	$0.52	$0.84	$0.21	$(0.02)

(1)	Total revenue includes revenue from real estate revenue, hospitality revenue, leasing revenue and timber revenue.
(2)

Total revenue in 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees included in in Item 15 of this Form 10‑K for further discussion.

(3)	Total cost of revenue includes cost of revenue from real estate revenue, hospitality revenue, leasing revenue and timber revenue.

(4)

Other income, net in 2019 includes a $5.3 million gain on insurance recovery and a $2.7 million loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10‑K for further discussion.

(5)

Other income, net in 2018 includes a $7.2 million gain on insurance recovery and an $8.6 million loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10‑K for further discussion.

(6)

Other income, net in 2017 includes a net gain of $9.8 million from the short term vacation rental management business sale. See Note 8. Sale of Vacation Rental Management included in Item 15 of this Form 10‑K for further discussion.

(7)	Other income, net in 2016 includes $12.5 million related to the Deepwater Horizon oil spill claim settlement.
(8)

Income tax (expense) benefit in 2018 includes a $5.0 million tax benefit due to the release of our valuation allowance and a $2.1 million tax benefit related to recognizing previously unrecognized tax benefits. See Note 14. Income Taxes for further discussion.

(9)	Income tax (expense) benefit in 2017 includes $33.5 million of net tax benefit related to the Tax Act.

	As of December 31,
	2019	2018	2017	2016	2015
	In thousands
Balance Sheet Data:
Investment in real estate, net	$430,776	$350,994	$332,624	$314,620	$313,599
Cash and cash equivalents	$185,716	$195,155	$192,083	$241,111	$212,773
Investments	$9,799	$45,090	$111,268	$175,725	$191,240
Property and equipment, net	$19,018	$12,031	$11,776	$8,992	$10,145
Total assets	$909,233	$870,962	$920,993	$1,027,945	$982,742
Debt, net (1)	$92,529	$69,374	$55,630	$55,040	$54,474
Senior notes held by special purpose entity (2)	$177,026	$176,775	$176,537	$176,310	$176,094
Total debt, net	$269,555	$246,149	$232,167	$231,350	$230,568
Total equity	$529,670	$533,111	$592,584	$686,799	$673,447

(1)

Debt, net includes loans held by our Pier Park North JV, Pier Park Crossings JV and Watersound Origins Crossings apartments JV (the “Watersound Origins Crossings JV”), Community Development District debt and other project financing for our commercial leasing and sales and hospitality segments.

(2)	See Note 6. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10‑K for further discussion on our special purpose entities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying audited consolidated financial statements and the related notes included in this annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” and “Risk Factors” in this annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this annual report on Form 10-K, unless required by law.

Business Overview

St. Joe is a real estate development, asset management and operating company with real estate assets and operations in Northwest Florida, which we predominantly use, or intend to use, for or in connection with, our various residential, hospitality, commercial, leasing and forestry operations.

We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. We may explore the sale of some of our assets opportunistically or when we believe that we or others can better deploy those resources.

As a real estate development company, we seek to enhance the value of our real estate assets by undertaking targeted types of residential and commercial real estate projects. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

We believe our present liquidity position and our land holdings provide us with numerous opportunities to increase recurring revenue and create long-term value for our shareholders by allowing us to focus on our core business activity of real estate development, asset management and operations.

Our strategic plan includes making investments we believe will contribute towards increasing our future profitability. Our 2020 capital expenditure budget exceeds our actual 2019 expenditures due to initiated projects moving into construction and the expected initiation of new projects. We anticipate that future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents and cash generated from operations. We do not anticipate that we will see the full benefit of these investments during 2020.

Our real estate investment strategy focuses on projects that meet our long-term investment return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Segments

As of December 31, 2019, we have the following four operating segments: 1) residential real estate, 2) hospitality 3) commercial leasing and sales and 4) forestry. Commencing in the fourth quarter of 2018, our previously titled “resorts and leisure” segment was retitled “hospitality,” with no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Year Ended December 31,
	2019	2018	2017
Segment Operating Revenue
Residential real estate (a)	32.7%	39.2%	22.2%
Hospitality	36.0%	35.9%	54.3%
Commercial leasing and sales	17.7%	14.9%	14.5%
Forestry	12.9%	7.4%	8.5%
Other (b)	0.7%	2.6%	0.5%
Consolidated operating revenue	100.0%	100.0%	100.0%

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

Residential Real Estate

Our residential real estate segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to builders or retail consumers. Our residential real estate segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound. Below is a description of some of our major residential development communities in Northwest Florida that we are in the process of planning or developing.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Gulf Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed as a JV with our partner Minto Communities USA, a homebuilder and community developer. This JV is unconsolidated and is accounted for under the equity method of accounting. Phase one is estimated to include approximately 3,500 residential homes which will be developed in smaller increments of discrete neighborhoods. The sales center is currently under construction.

The WaterColor community is a residential community located in South Walton County, Florida. We are currently in the planning and engineering process for the final residential phase of this community.

The Camp Creek community is a proposed residential community located in Watersound, Florida. The community is adjacent to the Camp Creek Golf Club and is proposed to be developed in multiple phases. We are currently in the planning and engineering process for Phase one of this community.

The Watersound Origins community is a large scale, mixed use community in Watersound, Florida with direct access to Lake Powell. As of December 31, 2019, 676 homesites were fully developed, of which 500 have sold. Currently 465 homesites are under site development, which will be completed in phases. As of December 31, 2019, 539 homesites were under contract.

The Breakfast Point community is a residential community in Panama City Beach, Florida, and the Breakfast Point East community is a proposed residential community in Bay County, Florida, adjacent to and east of the Breakfast Point community. Combined, Breakfast Point has received governmental approvals for 2,129 single family homesites and 440 multi-family units. As of December 31, 2019, 369 homesites were fully developed and sold. Engineering is currently in process on a new phase of 80 homesites.

The Titus Park community is a new residential community located in north Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently site development is in process for 154 homesites. As of December 31, 2019, the 154 homesites were under contract.

The College Station community is a new residential community located in Bay County, Florida. The residential community is proposed to be developed in multiple phases. Currently site development is in process for 92 homesites. As of December 31, 2019, 41 homesites were under contract.

The Park Place community is a new residential community located in the City of Callaway in Bay County, Florida. This residential community is proposed to be developed in multiple phases. Currently site development is in process for 103 homesites in Phase one of the Park Place community. As of December 31, 2019, 51 homesites were under contract.

The Mexico Beach Village residential community is a proposed mixed use community located in the City of Mexico Beach in east Bay County, Florida. The residential component of this community is proposed to be developed in multiple phases. Planning and design are currently in process for this community.

The WindMark Beach community is a residential community in Port St. Joe, Florida. The community has received governmental approvals for 1,516 residential homesites. To date, 262 homesites were fully developed and sold. Currently, 56 homesites are under site development, all of which are under contract. Planning and engineering is in process for a new phase of homesites.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. The community has received governmental approvals for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,766 homesites have sold. Currently engineering is in process for 55 homesites and 20 homesites are under site development. As of December 31, 2019, 87 homesites were under contract.

We have other residential communities, such as SummerCamp Beach and RiverCamps that have homesites available for sale or lands for future development. In addition, we have residential communities, such as WaterSound Beach, WaterSound West Beach and Wild Heron that are substantially developed, with homesites in these communities available for sale.

The Bay-Walton Sector Plan is a long term master plan that originally included 110,500 acres of our land with entitlements, or legal rights, to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial, and industrial space and over 3,000 hotel rooms. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We are utilizing some of the entitlements from the Bay-Walton Sector Plan with the commencement of construction of the sales center for the Latitude Margaritaville Watersound community, engineering of the Camp Creek residential community and ongoing development of the Watersound Origins community.

As of December 31, 2019, we had 930 residential homesites under contract, which are expected to result in revenue of approximately $84.3 million at closing of the homesites, which are expected over the next several years. As of December 31, 2018 we had 684 residential homesites under contract, which are expected to result in revenue of approximately $67.9 million ($9.0 million has been realized through December 31, 2019). The increase in homesites under contract is due to the development of additional homesites and increased builder contracts for residential homesites. The number of homesites under contract are subject to change based on final platting of each community.

Hospitality

Our hospitality segment features a private membership club (“The Clubs by JOE”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable membership initiation fees and management fees.

The Clubs by JOE

The Clubs by JOE provides club members and guests in our hotels access to our member facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, and the WaterSound Beach Club. The Clubs by JOE is focused on creating a world class membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities and personnel costs. Below is a description of some of our club properties, which are located in Northwest Florida.

WaterSound Beach Club. The WaterSound Beach Club is The Clubs by JOE’s private beach club located in Watersound, Florida, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area.

Shark’s Tooth Golf Club. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, a The Clubs by JOE tennis center is located in the Wild Heron community.

Camp Creek Golf Club. Camp Creek includes an 18-hole golf course and a pro shop with a snack bar. This championship course is located in Watersound, Florida. In the fourth quarter of 2019, we commenced construction on a new hotel and club amenities adjacent to the Camp Creek golf course. Plans include an upscale, 75-room boutique inn near the highly desirable Scenic Highway 30-A corridor that we will operate. Amenities will include a health and wellness center, two restaurants, a tennis center, pickle ball courts, a resort-style pool complex with separate adult pool, a golf teaching academy and multi-sports fields. Once complete, these amenities will be available to The Clubs by JOE members and guests at our hotels.

Watersound Origins. Watersound Origins includes a six-hole golf course, resort-style pool, fitness center, two tennis courts, private lake dock and a café located in the community. Access to amenities are reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

 SouthWood Golf Club. During 2018, we sold the SouthWood Golf Club, as well as the SouthWood House and cottages.

Hotel Operations, Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services

We own and operate the award-winning WaterColor Inn, which includes the Fish Out of Water (“FOOW”) restaurant, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals.

Revenue is generated from (1) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (2) management of The Pearl Hotel, (3) short-term vacation rentals and (4) food and beverage operations. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees. Management services expenses consist primarily of internal administrative costs. In December 2017, we sold our vacation rental management business. Following the December 2017 sale, we no longer manage third party vacation rentals, but continue to manage rental properties we own. Hotel operations and short-term vacation rentals incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs.

Embassy Suites hotel. In the third quarter of 2019 we, along with Key International, Inc., commenced construction of an Embassy Suites hotel in the Pier Park area of Panama City Beach, Florida. The hotel is planned to feature 255 guest suites, a pool, meeting space, a fitness center, an on-site restaurant and an upper-level, gulf-view social and event space with catering. Once complete, we will manage the day-to-day operations of this hotel.

Hilton Garden Inn. In the fourth quarter of 2019, we commenced construction of a Hilton Garden Inn brand hotel near the Northwest Florida Beaches International Airport. This hotel is planned to feature 143 guest rooms, meeting space and a full-service restaurant.

Sky Zone. In November 2019, we entered into a franchise agreement to own, construct and operate an approximately 25,000 square feet Sky Zone trampoline park near the Pier Park lifestyle center in Panama City Beach, Florida. Planning is in process for this project.

The Powder Room. In the fourth quarter of 2019, we commenced construction of The Powder Room Shooting Range and Training Center (“The Powder Room”) in Panama City Beach, Florida. The facility is planned to be approximately 17,000 square feet and include 14 shooting lanes and a retail store, as well as training and educational space. Once complete, we will manage the day-to-day operations.

Retail Outlets

We own and operate retail outlets near our hospitality facilities that include the WaterColor store and four additional retail outlets. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

Marinas

We own and operate two marinas in Northwest Florida consisting of the Bay Point Marina and Port St. Joe Marina. Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed due to significant damage requiring long-term restoration, which is currently underway. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities.

Commercial Leasing and Sales

Our commercial leasing and sales segment includes construction and leasing of multi-family, retail, office and commercial property, cell towers and other assets, an assisted living community, as well as planning, development, entitlement, management and sale of our commercial land holdings for a variety of uses. These uses include a broad range of retail, office, hotel, assisted-living, multi-family and industrial properties. The commercial leasing and sales segment’s portfolio of leasable properties continues to expand and diversify. We are in the process of constructing 361 apartment units, in addition to the 216 that have recently been completed, and 107 assisted living/memory care units.  We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along roadways.

Our commercial leasing and sales segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial leasing and sales segment also generates revenue from the sale of developed and undeveloped land or land with limited development and entitlements and the sale of commercial operating properties. Real estate sales in our commercial leasing and sales segment incur costs of revenue directly associated with the land, development, construction and selling costs. Some of our JV and other assets incur interest and financing expenses related to the loans as described in Note 12. Debt, Net included in Item 15 of this Form 10-K.

Below is a listing of some of our commercial leasing and sales properties.

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of December 31, 2019, Pier Park North JV had 320,310 leasable square feet, of which 95.4% were under lease.

Pier Park Crossings. Pier Park Crossings is being developed in two phases with a total of 360 apartment units in Panama City Beach, Florida. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease the initial 240-unit phase of apartments, which is nearing completion. As of December 31, 2019, we had completed 216 units, all of which were under lease. In October 2019, we formed the Pier Park Crossings Phase II apartments JV (“Pier Park Crossings Phase II JV”) to develop, manage and lease an additional 120-unit phase, which is currently under construction.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we entered into a JV (the “Pier Park TPS JV”) with InterMountain Management, LLC, to construct and manage a TownePlace Suites by Marriott. Construction began in the fourth quarter of 2018 on the 124 room TownePlace Suites and is now nearing completion. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting. Additionally, we are designing a new multi-tenant commercial building to be constructed, owned and operated by us on a separate portion of this site.

Beckrich Office Park. Beckrich Office Park in Panama City Beach, Florida is being expanded to include a third office building that, combined with the two original office buildings, will offer over 100,000 square feet of leasable Class A office space. The two existing office buildings include over 67,000 leasable square feet, of which 100.0% were under lease as of December 31, 2019. In December 2019, we also completed construction of a building for a Starbucks at the Beckrich Office Park, for which we have a long term lease. A portion of the third office building will be occupied as our corporate headquarters.

VentureCrossings. VentureCrossings is a commercial and industrial development adjacent to the Northwest Florida Beaches International Airport. We are soliciting global office, retail and industrial users for this prime development location where we own over 300,000 square feet of manufacturing and office space. Approximately 244,000 square feet of manufacturing and office space are currently under long-term leases. We completed construction of a new 60,000 square foot flex space building in December of 2019, which is available for lease.

Watersound Origins Crossings. In May 2019, we formed the Watersound Origins Crossings JV to develop, manage and lease apartments in Watersound, Florida, which is adjacent to the Watersound Origins Town Center. We are working together, with our JV partner, to develop a 217 unit apartment community, which is currently under construction.

Watersound Origins Town Center. The Watersound Origins Town Center is entitled for approximately 330,000 square feet of retail and entertainment space, as well as approximately 127,000 square feet of office space. In August 2018, we entered into an agreement with Sacred Heart Health Systems to construct and lease an approximately 6,500 square foot healthcare facility. The facility is currently under construction. Additionally, we have begun construction on a new multi-tenant commercial building and are in the early planning phases of other commercial buildings.

Topsail West. Topsail West is entitled for approximately 61,000 square feet of retail and entertainment space in Santa Rosa Beach, Florida. In April 2019, we entered into an agreement to construct and lease a build-to-suit restaurant building for First Watch: The Daytime Café. The building is currently under construction.

Watercrest Santa Rosa Beach Assisted Living and Memory Care. In May 2019, we formed a JV (the “Watercrest JV”) to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida, which will be located near Topsail West. The JV parties are working together to develop the 107-unit community, which is currently under construction.

Nautilus North. Nautilus North, located in Panama City Beach, Florida, is a commercial development which was platted into seven commercial parcels. In July 2019, we formed a JV (the “Busy Bee JV”) to develop and operate a Busy Bee branded fuel station and convenience store that is currently under construction on two parcels at Nautilus North. The Busy Bee JV is unconsolidated and is accounted for under the equity method of accounting.

North Glades/Breakfast Point Bank Building. In April 2019, we entered into an agreement with Capital City Bank to construct and lease a full-service banking location in Panama City Beach, Florida. The bank building is currently under construction.

Port St. Joe Bank Building. In December 2019, we entered into an agreement with Capital City Bank to construct and lease a full-service banking location in Port St. Joe, Florida. The bank building is currently under construction.

In addition to the properties listed above, a flex space building of approximately 19,000 square feet is under construction at Cedar Grove Commerce Park in Panama City, Florida and a flex space building of approximately 10,000 square feet is under construction at Beach Commerce Park in Panama City Beach, Florida. We also have a number of projects in various stages of planning, including additional commercial buildings, apartments, assisted living/memory care communities, a grocery store and a self-storage facility.

Forestry

Our forestry segment focuses on the management of our timber holdings in Northwest Florida and generates revenue primarily from open market sales of timber on site without the associated delivery costs. We grow and sell pulpwood, sawtimber and other forest products. As of December 31, 2019, we had approximately 113,000 acres in our forestry segment and expect to have the ability to consistently operate approximately 64,000 of those acres.

As of December 31, 2019, we had an estimated 2.6 million tons of marketable pulpwood and 3.3 million tons of marketable sawlogs on approximately 64,000 acres. Our ability to operate the remaining acreage is limited by geographic restrictions, (e.g., lakes and wetlands that do not yield enough timber to make it cost effective to operate in those areas, land set aside for mitigation banks and certain regulatory restrictions). Based on our annual harvest plan, we anticipate harvesting approximately 305,000 tons of pulpwood and sawlogs during 2020.

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

Results of Operations

Consolidated Results

Revenue and expenses. The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2019	2018	2017
	In millions
Revenue:
Real estate revenue	$61.5	$52.2	$27.7
Hospitality revenue	46.1	38.8	53.2
Leasing revenue	15.6	13.7	12.9
Timber revenue	3.9	5.6	6.2
Total revenue	127.1	110.3	100.0
Expenses:
Cost of real estate revenue	24.3	13.4	15.4
Cost of hospitality revenue	34.5	32.5	46.5
Cost of leasing revenue	4.7	4.7	4.5
Cost of timber revenue	0.6	0.7	0.8
Other operating and corporate expenses	21.4	20.6	20.4
Depreciation, depletion and amortization	10.3	9.0	8.9
Total expenses	95.8	80.9	96.5
Operating income	31.3	29.4	3.5
Other income (expense):
Investment income, net	10.7	12.2	35.4
Interest expense	(12.3)	(11.8)	(12.2)
Sale of vacation rental management, net	—	—	9.8
Other income, net	6.5	1.1	4.8
Total other income, net	4.9	1.5	37.8
Income before equity in loss from unconsolidated affiliates and income taxes	36.2	30.9	41.3
Equity in loss from unconsolidated affiliates	(0.1)	—	—
Income tax (expense) benefit	(9.4)	0.7	17.9
Net income	$26.7	$31.6	$59.2

Results of operations in this Form 10-K generally discusses 2019 and 2018 items and comparisons. For a detailed discussion of results of operations and comparisons for 2018 and 2017, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 filed with the SEC on February 27, 2019.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit for the three years ended December 31, 2019:

	2019	% (1)	2018	% (1)	2017	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue
Real estate revenue	$41.1	66.8%	$19.7	37.7%	$21.6	78.0%
RiverTown impact fees	—	—%	23.1	44.3%	—	—%
Total residential real estate revenue	41.1	66.8%	42.8	82.0%	21.6	78.0%
Commercial real estate revenue	7.8	12.7%	4.8	9.2%	3.9	14.1%
Rural land and other revenue	12.6	20.5%	4.6	8.8%	2.2	7.9%
Real estate revenue	$61.5	100.0%	$52.2	100.0%	$27.7	100.0%

Gross profit:
Residential real estate
Real estate	$21.1	51.3%	$9.9	50.3%	$9.1	42.1%
RiverTown impact fees	—	—%	23.1	100.0%	—	—%
Total residential real estate	21.1	51.3%	33.0	77.1%	9.1	42.1%
Commercial real estate	3.9	50.0%	1.7	35.4%	1.1	28.2%
Rural land and other	12.2	96.8%	4.1	89.1%	2.1	95.5%
Gross profit	$37.2	60.5%	$38.8	74.3%	$12.3	44.4%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2019, total residential real estate revenue decreased $1.7 million, or 4.0% to $41.1 million, as compared to $42.8 million during 2018 and total residential real estate gross profit decreased $11.9 million, to $21.1 million (or gross margin of 51.3%), as compared to $33.0 million, (or gross margin of 77.1%) during 2018. Included in residential real estate revenue for 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. See Note 19. RiverTown Impact Fees included in Item 15 of this Form 10‑K for further discussion. Excluding the one-time receipt of the RiverTown impact fees, 2019 residential real estate revenue would have increased $21.4 million, or 108.6%, to $41.1 million, as compared to $19.7 million during 2018, and residential real estate gross profit would have increased $11.2 million, or 113.1%, to $21.1 million, (or gross margin of 51.3%), as compared to $9.9 million, (or gross margin of 50.3%), during 2018. During 2019, we sold 379 homesites compared to 202 homesites during 2018.

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

Commercial Real Estate Revenue and Gross Profit. During 2019, we had eleven commercial real estate sales totaling approximately 107 acres for $7.8 million resulting in a gross profit margin of 50.0%, of this amount approximately 28 acres totaling $4.3 million in revenue were sold in the SouthWood community. During 2018, we had fourteen commercial real estate sales totaling approximately 330 acres for $4.8 million resulting in a gross profit margin of 35.4%. Commercial real estate revenue for 2018 included $2.6 million related to the sale of two hospitality properties located in the SouthWood community, including the golf course. Revenue from commercial real estate can vary significantly from period to period depending on the proximity to developed areas and mix of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Rural Land and Other Revenue and Gross Profit. During 2019, we sold approximately 1,498 acres of rural and timber land for $11.7 million and mitigation bank credits for $0.9 million, resulting in a gross profit margin of approximately 96.8%. Rural land sales for 2019 included $9.9 million related to non-strategic land located in Leon County, Florida, with a gross profit of $9.7 million due to a low historical basis. During 2018, we sold approximately 181 acres of rural and timber land for $1.8 million and mitigation bank credits for $2.8 million, resulting in a gross profit margin of approximately 89.1%. Revenue from rural land can vary significantly from period to period.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential Real Estate,  Commercial Leasing and Sales and Forestry.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2019	2018	2017
	In millions
Hospitality revenue	$46.1	$38.8	$53.2
Gross profit	$11.6	$6.3	$6.7
Gross margin	25.2%	16.2%	12.6%

Hospitality revenue increased $7.3 million, or 18.8%, during 2019, as compared to 2018. During 2019 the increase in hospitality revenue is primarily due to an in increase in club membership revenue, the re-opening of the FOOW restaurant in June 2018, the opening of the WaterColor store in January 2019 as well as other new retail outlets during 2019, the opening of the Camp WaterColor food and beverage operation in March 2019 and the opening of an additional dining option at the Watersound Beach Club in May 2019. The increases were partially offset by decreases in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed during a portion of 2019 for renovations, golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018 and the impact of Hurricane Michael on the marinas. We offer different types of club memberships, each with different access rights and associated fee structures. As of December 31, 2019, the Clubs by JOE had 1,274 members, compared with 988 members as of December 31, 2018. Hospitality had a gross margin during 2019 of 25.2% compared to 16.2% during 2018. The increase is primarily related to the increase in the number of members and membership revenue, business interruption insurance proceeds received for the marinas related to Hurricane Michael and changes in business strategy, such as new retail opportunities, additional food and beverage operations, concept changes to existing food and beverage operations and the sale of the SouthWood Gulf Club. Excluding the business interruption proceeds received for the marinas during 2019, our hospitality gross margin was 22.3% during 2019, as compared to 16.2% during 2018. The increase is primarily related to the increase in the number of members and membership revenue and the changes in business strategy as detailed above. In December 2017, we sold our short term vacation rental management business, which reduced our 2019 and 2018 revenue.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2019	2018	2017
	In millions
Leasing revenue	$15.6	$13.7	$12.9
Gross profit	$10.9	$9.0	$8.4
Gross margin	69.9%	65.7%	65.1%

Leasing revenue increased $1.9 million, or 13.9%, during 2019, as compared to 2018. The increase is primarily due new leases at properties such as Beckrich Office Park, Pier Park Crossings apartments and WaterColor Crossings. The increase is partially offset by a decrease in leasing revenue related to the marinas which, subsequent to the landfall of

Hurricane Michael on October 10, 2018, remain closed. Cost of leasing revenue remained essentially flat for 2019 and 2018, which resulted in an increase to gross margin for the period.

Timber Revenue and Gross Profit

	Year Ended December 31,
	2019	2018	2017
	In millions
Timber revenue	$3.9	$5.6	$6.2
Gross profit	$3.3	$4.9	$5.4
Gross margin	84.6%	87.5%	87.1%

Timber revenue decreased $1.7 million, or 30.4%, during 2019, as compared to 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. There were 220,000 tons sold during 2019, as compared to 328,000 tons sold during 2018. Gross margin decreased during 2019 to 84.6%, as compared to 87.5% during the same period in 2018, primarily due to decreases in sales price and volume changes in product mix.

Other Operating and Corporate Expenses

	Year Ended December 31,
	2019	2018	2017
	In millions
Employee costs	$7.8	$7.3	$6.9
401(k) contribution	1.1	1.1	1.2
Non-cash stock compensation costs	0.1	0.1	0.1
Property taxes and insurance	5.0	4.9	5.2
Professional fees	4.0	3.5	2.9
Marketing and owner association costs	1.2	1.2	1.5
Occupancy, repairs and maintenance	0.8	0.9	0.6
Other miscellaneous	1.4	1.6	2.0
Total other operating and corporate expenses	$21.4	$20.6	$20.4

Other operating and corporate expenses increased $0.8 million during 2019, as compared to 2018. The increase in employee costs of $0.5 million was due to an average of 55 full-time employees during 2019, compared to an average of 47 full-time employees during 2018. The increase of $0.5 million in professional fees was due to increased operations and transactions during 2019.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.3 million during 2019, as compared to 2018, primarily due to new assets construction and equipment placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available-for-sale investments and equity securities, less other-than-temporary impairment loss, (iv) unrealized gain or loss related to investments – equity securities, (v) interest income earned on the time deposit held by a special purpose entity and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2019	2018	2017
	In millions
Interest and dividend income	$7.3	$9.1	$16.4
Accretion income	0.1	0.7	2.0
Net realized gain (loss) on the sale of investments	0.1	(1.0)	10.7
Other-than-temporary impairment loss	—	(2.3)	(2.3)
Unrealized loss on investments, net	(5.3)	(3.0)	—
Interest income from investments in SPEs	8.2	8.2	8.2
Interest accrued on notes receivable and other interest	0.3	0.5	0.4
Total investment income, net	$10.7	$12.2	$35.4

Investment income, net decreased $1.5 million to $10.7 million for 2019, as compared to $12.2 million for 2018. The decrease in interest and dividend income and accretion income for 2019, as compared to the same period in 2018, is primarily due to a reduction in investments held during the period. The decrease in investments during the period is primarily related to the repurchase of common stock during 2019 and 2018 under the Stock Repurchase Program and increased capital expenditures. See Note 16. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding common stock repurchases related to the Stock Repurchase Program. Investment income, net for 2019 includes the sale of certain corporate debt securities, preferred stock and common stock at a net realized gain of $0.1 million, offset by an unrealized loss of $5.3 million related to preferred stock. Investment income, net for 2018 includes a net realized loss on the sale of certain corporate debt securities of $1.0 million, an other-than-temporary impairment loss of $2.3 million related to corporate debt securities and an unrealized loss of $3.0 million related to preferred stock.

Interest Expense

Interest expense primarily includes interest incurred on our Community Development District (“CDD”) debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases as detailed in the table below:

	Year Ended December 31,
	2019	2018	2017
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$8.8	$8.8	$8.8
Other interest expense	3.5	3.0	3.4
Total interest expense	$12.3	$11.8	$12.2

Interest expense increased $0.5 million, or 4.2%, in 2019, as compared to 2018, primarily related to the increase in project financing. See Note 12. Debt, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Sale of Vacation Rental Management, net

In December 2017, we entered into and consummated an Asset Purchase Agreement (the “PCR Purchase Agreement”) with PCR Rentals LLC, (“PCR”) for the sale of our short term vacation rental management business (the “PCR Rentals Sale”). In December 2017, we completed the sale to PCR for approximately $9.9 million, which resulted in a net gain of $9.8 million.

Other Income, Net

Other income, net primarily includes gain on land contributions, income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2019	2018	2017
	In millions
Gain on land contribution	$2.3	$—	$—
Accretion income from retained interest investments	1.4	1.2	1.1
Gain on insurance recovery	5.3	7.2	—
Loss from hurricane damage	(2.7)	(8.6)	—
Miscellaneous income, net	0.2	1.3	3.7
Other income, net	$6.5	$1.1	$4.8

Other income, net increased $5.4 million during 2019, as compared to 2018. Other income, net includes a gain on insurance recovery related to Hurricane Michael of $5.3 million and $7.2 million during 2019 and 2018, respectively. The gain on insurance recovery was partially offset by a loss from hurricane damage of $2.7 million and $8.6 million during 2019 and 2018, respectively. The $8.6 million loss from hurricane damage during 2018 includes $7.3 million for loss on disposal of assets related to damage and $1.3 million of hurricane expenses related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information. Other income, net during 2019 also includes a gain of $0.8 million on land contributed to our unconsolidated Busy Bee JV and a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures included in Item 15 of this Form 10-K for additional information. Miscellaneous income, net during 2018 primarily includes $2.2 million of income related to the final distribution from our unconsolidated JV ALP Liquidating Trust (“ALP”), offset by $0.6 million for a homeowners’ association settlement related to one of our residential communities.

Income Tax (Expense) Benefit

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

Our income tax expense in 2019 was $9.4 million, compared to an income tax benefit of $0.7 million in 2018. Our effective tax rate was 26.1% in 2019, as compared to (2.3%) in 2018.

Our effective rate for 2019 differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in Florida corporate income tax rate from 5.5% to 4.458%, the benefit recognized for certain investments in QOZs, and other permanent differences. Our effective rate for 2018 differed from the federal statutory rate of 21.0% in part due to state income taxes and other permanent differences, but largely due to a decrease in our valuation allowance, a decrease in our uncertain tax positions and the 2018 renewal of the Qualified Timber Gain preferential rate retroactively applied to our tax year 2017. In future periods, we expect that our effective rate will be closer to the statutory rate adjusted for state taxes and other permanent differences.

Segment Results

Residential Real Estate

The table below sets forth the results of operations of our residential real estate segment:

	Year Ended December 31,
	2019	2018	2017
	In millions
Revenue:
Real estate revenue	$37.0	$17.7	$19.6
Hospitality revenue	0.5	0.4	0.5
Other revenue	4.1	25.1	2.1
Total revenue	41.6	43.2	22.2
Expenses:
Cost of real estate and other revenue	19.9	9.8	12.5
Cost of hospitality revenue	0.6	0.4	0.5
Other operating expenses	4.9	4.7	4.3
Depreciation and amortization	0.3	0.3	0.4
Total expenses	25.7	15.2	17.7
Operating income	15.9	28.0	4.5
Other income (expense):
Investment income, net	0.1	0.2	0.1
Interest expense	(0.7)	(0.8)	(1.2)
Other (expense) income, net	(0.2)	(0.5)	0.2
Total other expense, net	(0.8)	(1.1)	(0.9)
Income before equity in loss from unconsolidated affiliates and income taxes	$15.1	$26.9	$3.6

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. Other revenue for 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees included in Item 15 of this Form 10‑K for further discussion. For 2019 and 2018, real estate revenue includes estimated homesite residuals of $2.5 million and $1.0 million, respectively. For 2019 and 2018, other revenue includes certain estimated fees related to homebuilder homesite sales of $2.3 million and $1.0 million, respectively. The estimated homesite residuals and other estimated fees related to homebuilder homesite sales increased in 2019, compared to 2018, due to an increase in the volume of homesite sales. Prior to 2018, these homesite residuals and fees were recognized in revenue when consideration was received by us in periods subsequent to the initial recognition of revenue for the sale of the homesite. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

The following tables set forth our residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2019
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin
	Dollars in millions
Homesites	379	$37.0	$18.6	$18.4	49.7%
Total	379	$37.0	$18.6	$18.4	49.7%

	Year Ended December 31, 2018
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin
	Dollars in millions
Homesites	202	$17.7	$8.8	$8.9	50.3%
Total	202	$17.7	$8.8	$8.9	50.3%

	Year Ended December 31, 2017
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin
	Dollars in millions
Homesites	174	$18.2	$10.3	$7.9	43.4%
Homes	3	1.4	1.3	0.1	7.1%
Total	177	$19.6	$11.6	$8.0	40.8%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Homesites. Revenue from homesite sales increased $19.3 million, or 109.0%, during 2019, as compared to 2018, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as Watersound Origins, Breakfast Point, SouthWood and WindMark Beach.  During 2019 and 2018, the average revenue, excluding homesite residuals, per homesite sold was approximately $87,000 and $78,000, respectively, due to the mix of sales from different communities. Gross margin decreased to 49.7% during 2019, as compared to 50.3% during 2018, primarily due to the mix and number of homesites sold during each respective period.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our mortgage notes receivable. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. Other (expense) income, net during 2019 primarily consists of loss from hurricane damage and other miscellaneous income and expense items. Other (expense) income, net during 2018 primarily consists of $0.6 million for a homeowners’ association settlement related to one of our residential communities and other miscellaneous income and expense items.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Year Ended December 31,
	2019	2018	2017
	In millions
Revenue:
Hospitality revenue	$45.6	$38.4	$52.7
Leasing revenue	0.1	1.2	1.6
Total revenue	45.7	39.6	54.3
Expenses:
Cost of hospitality revenue	33.9	32.1	46.0
Cost of leasing revenue	—	1.3	1.3
Other operating expenses	0.8	0.6	0.5
Depreciation	4.6	3.6	4.0
Total expenses	39.3	37.6	51.8
Operating income	6.4	2.0	2.5
Other income:
Sale of vacation rental management, net	—	—	9.8
Other income (expense), net	0.2	(0.2)	0.3
Other income (expense), net	0.2	(0.2)	10.1
Income before equity in loss from unconsolidated affiliates and income taxes	$6.6	$1.8	$12.6

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin
	In millions
Clubs	$20.9	$7.7	36.8%	$16.5	$3.9	23.6%	$14.6	$1.3	8.9%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	23.3	3.0	12.9%	20.6	2.1	10.2%	36.9	5.1	13.8%
Retail	1.5	0.3	20.0%	—	—	N/A %	—	—	N/A %
Marinas	—	0.8	—%	2.5	0.2	8.0%	2.8	0.6	21.4%
Total	$45.7	$11.8	25.8%	$39.6	$6.2	15.7%	$54.3	$7.0	12.9%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue from our clubs increased $4.4 million, or 26.7%, during 2019, as compared to 2018, due to an increase in the number of members and membership revenue and the opening of an additional dining option at the Watersound Beach Club in May 2019, partially offset by a decrease in golf revenue primarily related to the sale of the SouthWood Golf Club in the third quarter of 2018. We offer different types of club memberships, each with different access rights and associated fee structures. As of December 31, 2019, the Clubs by JOE had 1,274 members, compared with 988 members as of December 31, 2018. Our clubs gross margin increased to 36.8% during 2019, compared to 23.6% during 2018. The increase in gross margin was primarily due to the increase in the number of members and membership revenue.

Revenue from our hotel operations, food and beverage operations, some of our short-term vacation rentals and other management services increased $2.7 million, or 13.1%, during 2019, as compared to 2018. The increase in revenue is primarily due to the re-opening of the FOOW restaurant in June 2018 and the opening of the Camp WaterColor food and beverage operation in March 2019. The increase in revenue was partially offset by a decrease in room revenue for the WaterColor Inn from lower occupancy related to the WaterColor Beach Club being closed for renovations during the period. Gross margin increased to 12.9% during 2019, as compared to 10.2% during 2018, primarily due to changes in business strategy, such as additional food and beverage operations and concept changes to existing food and beverage operations.  In December 2017, we sold our short term vacation rental management business, which reduced our 2019 and 2018 revenue. For the year ended December 31, 2017, revenue for the short term vacation rental business was $18.2 million.

Revenue from our retail outlets increased $1.5 million during 2019, as compared to 2018, due to the opening of the WaterColor store in January 2019, as well as other new retail outlets during 2019.

Revenue from our marinas decreased $2.5 million, or 100.0%, during 2019, as compared to 2018, due to the impact of Hurricane Michael on the marinas. Gross profit during 2019 includes $1.3 million related to business interruption insurance proceeds received. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael included in Item 15 of this Form 10‑K for further discussion.

Our hospitality segment gross margin was 25.8% during 2019 as compared to 15.7% during 2018. The increase is primarily related to the increase in the number of members and membership revenue, business interruption insurance proceeds received related to Hurricane Michael and changes in business strategy, such as new retail opportunities, additional food and beverage operations, concept changes to existing food and beverage operations and the sale of the SouthWood Gulf Club. Excluding the $1.3 million of business interruption proceeds received for the marinas during 2019, our hospitality segment gross margin would have been 23.0% during 2019, as compared to 15.7% during 2018. The increase is primarily related to the increase in the number of members and membership revenue and the changes in business strategy as detailed above.

Other operating expenses include salaries and benefits, occupancy fees, professional fees and other administrative expenses.

The increase of $1.0 million in depreciation expense during 2019, as compared to 2018, was primarily due to new assets placed in service.

Sale of vacation rental management, net during 2017 includes a net gain of $9.8 million. See Note 8. Sale of Vacation Rental Management included in Item 15 of this Form 10‑K for further discussion.

Other income (expense), net includes miscellaneous expense and income items, loss from hurricane damage and gain on insurance recovery related to Hurricane Michael. In October 2018, both our Bay Point Marina and our Port St. Joe Marina were impacted by Hurricane Michael and as a result of the property damage, other income (expense), net, for 2018 includes a $4.7 million loss from hurricane damage due to disposal of assets, offset by a $4.7 million gain on insurance recovery. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Commercial Leasing and Sales

The table below sets forth the results of operations of our commercial leasing and sales segment:

	Year Ended December 31,
	2019	2018	2017
	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$13.5	$11.7	$10.6
Apartment leasing revenue	1.2	—	—
Total leasing revenue	14.7	11.7	10.6
Commercial real estate revenue	7.8	4.8	3.9
Total revenue	22.5	16.5	14.5
Expenses:
Cost of leasing revenue	4.6	3.3	3.2
Cost of commercial real estate revenue	3.9	3.1	2.8
Other operating expenses	3.1	3.2	3.4
Depreciation and amortization	5.0	4.4	3.7
Total expenses	16.6	14.0	13.1
Operating income	5.9	2.5	1.4
Other (expense) income:
Interest expense	(2.7)	(2.2)	(2.2)
Other income (expense), net	3.4	(0.4)	—
Total other income (expense), net	0.7	(2.6)	(2.2)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	$6.6	$(0.1)	$(0.8)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Leasing revenue increased $3.0 million, or 25.6%, and leasing gross profit increased $1.7 million, or 20.2%, during 2019 as compared to 2018. The increase is primarily due to new leases at properties such as Pier Park North, Beckrich Office Park, WaterColor Crossings and Pier Park Crossings, where 216 apartment units were completed during 2019. Leasing gross margin decreased during 2019 to 68.7%, as compared to 71.8% during 2018, primarily due to increased leasing expenses and the lease-up of new projects. As of December 31, 2019, we had net rentable square feet of approximately 882,000, of which approximately 758,000 square feet was under lease. As of December 31, 2018, we had net rentable square feet of approximately 813,000, of which approximately 758,000 square feet was under lease.

The commercial leasing and sales segment complements the growth of our communities and our residential and hospitality segments. Commercial real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2019, we had eleven commercial real estate sales totaling approximately 107 acres for $7.8 million, resulting in a gross profit margin of approximately 50.0%, of this amount approximately 28 acres totaling $4.3 million in revenue were sold in the SouthWood community.  During 2018, we had fourteen commercial real estate sales totaling approximately 330 acres for $4.8 million, resulting in a gross profit margin of 35.4%. Commercial real estate revenue for 2018 included $2.6 million related to the sale of two hospitality properties located in the SouthWood community, including the golf course. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial real estate sales. Further, we may transform and operate leasing properties for higher and better use. This may result in certain assets moving from the commercial leasing and sales segment to the hospitality segment.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, insurance, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.6 million in depreciation expense during 2019, as compared to 2018, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Other income (expense), net for 2019 includes a gain of $0.8 million on land contributed to our unconsolidated Busy Bee JV and a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures included in Item 15 of this Form 10-K for additional information. In October 2018, property in our Pier Park Crossings JV and a commercial building in Port St. Joe were impacted by Hurricane Michael. Other income (expense), net for 2019 includes a $1.2 million gain on insurance recovery for the Pier Park Crossings JV related to Hurricane Michael. Other income (expense), net, for 2018 includes a $2.6 million loss on disposal of assets as a result of the property damage and $0.3 million of hurricane expenses, offset by a $2.5 million gain on insurance recovery related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		December 31, 2019		December 31, 2018		December 31, 2017
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	95%	320,310	96%	320,310	96%
VentureCrossings (1)	Bay County, FL	303,605	80%	243,605	100%	243,605	100%
Beckrich Office Park (2)	Bay County, FL	68,398	100%	67,108	96%	67,108	52%
WindMark Beach Commercial (3) (4)	Gulf County, FL	48,960	48%	49,260	56%	48,035	27%
SouthWood Town Center (4) (5)	Leon County, FL	34,230	80%	34,230	85%	34,412	85%
WaterColor Town Center (4) (6)	Walton County, FL	20,033	96%	21,200	100%	22,532	100%
Port St. Joe Commercial (7)	Gulf County, FL	15,524	100%	15,524	100%	18,107	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%	14,700	63%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%	13,000	0%
South Walton Commerce Park	Walton County, FL	11,534	82%	—	—%	—	—%
WaterSound Gatehouse (4) (8)	Walton County, FL	11,515	89%	13,049	100%	12,624	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%	—	—%
395 Office building	Walton County, FL	6,700	100%	6,700	100%	6,700	100%
Wetappo	Gulf County, FL	N/A	N/A %	N/A	N/A %	4,900	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%	5,565	100%
WaterColor HOA Office (9)	Walton County, FL	1,244	100%	1,244	100%	1,244	100%
Watersound Origins (10)	Walton County, FL	N/A	N/A %	N/A	N/A %	760	100%
		882,453	86%	812,630	93%	813,602	87%

(1)	In December 2019, we completed construction of a 60,000 square feet flex space building.
(2)	In December 2019, we completed construction of a Starbucks building, for which we have a long term lease.
(3)	Included in net rentable square feet as of December 31, 2019, 2018 and 2017, is 13,808 square feet of unfinished space.
(4)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(5)	In January 2020, we sold the SouthWood Town Center.
(6)	In addition to net rentable square feet, there is an additional 1,332 square feet was repurposed during the fourth quarter of 2018 into a new store operated by us.
(7)	During 2018, a building was significantly damaged by Hurricane Michael and 2,583 square feet was removed from net rentable square feet.
(8)	In addition to net rentable square feet, there is an additional 1,534 square feet was repurposed in 2019 into a new store operated by us, as well as office space occupied by us.
(9)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee is expected to expand their lease to include the entire building.

(10)	During 2018, a third party broker that was leasing the Watersound Origins sales office relocated into a model home. We plan to occupy this space in the future.

Total units and percentage leased/occupied for apartments and assisted living communities by location are as follows:

		December 31, 2019
					Percentage
					Leased
		Units	Units	Units	of Units
	Location	Planned	Completed	Leased/Occupied	Completed
Apartments
Pier Park Crossings (1)	Bay County, FL	240	216	216	100%
Pier Park Crossings Phase II (2)	Bay County, FL	120	—	—	N/A
Watersound Origins Crossings (3)	Walton County, FL	217	—	—	N/A
Total apartment units		577	216	216	100%
Assisted living communities
Watercrest Santa Rosa Beach Assisted Living and Memory Care (4)	Walton County, FL	107	—	—	N/A
Total assisted living community units		107	—	—	N/A
Total units		684	216	216	100%

(1)	Construction began in the second quarter of 2018.
(2)	Construction began in the fourth quarter of 2019.
(3)	Construction began in the second quarter of 2019.
(4)	Construction began in the second quarter of 2019.

Real Estate Revenue. Commercial real estate revenue for the three years ended December 31, 2019 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales
			In millions (except for average price per acre)
2019	11	107	$72,758	$7.8	$3.9
2018	14	330	$14,532	$4.8	$1.7
2017	9	49	$79,494	$3.9	$1.1

Forestry

The table below sets forth the results of operations of our forestry segment:

	Year Ended December 31,
	2019	2018	2017
	In millions
Revenue:
Timber revenue	$3.9	$5.5	$6.0
Real estate revenue - other rural land revenue	11.7	1.8	1.7
Leasing revenue	0.8	0.8	0.7
Total revenue	16.4	8.1	8.4
Expenses:
Cost of timber revenue	0.7	0.7	0.8
Cost of real estate revenue - other rural land revenue	0.4	0.4	0.1
Other operating expenses	0.4	0.4	0.4
Depreciation and depletion	0.3	0.5	0.6
Total expenses	1.8	2.0	1.9
Operating income	14.6	6.1	6.5
Other income, net	—	0.1	0.1
Income before equity in loss from unconsolidated affiliates and income taxes	$14.6	$6.2	$6.6

The total tons sold and relative percentages of total tons sold by major type of timber revenue are as follows:

	Year Ended December 31,
	2019		2018		2017
Pine pulpwood	129,000	58.6%	219,000	66.8%	275,000	75.6%
Pine sawtimber	35,000	15.9%	85,000	25.9%	67,000	18.4%
Pine grade logs	21,000	9.6%	23,000	7.0%	19,000	5.2%
Other	35,000	15.9%	1,000	0.3%	3,000	0.8%
Total	220,000	100.0%	328,000	100.0%	364,000	100.0%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Timber revenue decreased by $1.6 million, or 29.1%, during 2019, as compared to 2018. The decrease is primarily due to a decrease in the amount of tons sold, along with price decreases and product mix changes caused by Hurricane Michael’s significant market impact since landfall in October 2018. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information. There were 220,000 tons sold during 2019, as compared to 328,000 tons sold during 2018. The average price per ton sold decreased to $14.71 in 2019, as compared to $15.25 in 2018. Timber gross margin decreased during 2019 to 82.1%, as compared to 87.3% during the same period in 2018, due to decreases in sales price and volume changes in product mix.

During 2019, we sold approximately 1,498 acres of rural and timber land for $11.7 million, resulting in a gross profit margin of 96.6%, as compared to approximately 181 acres of rural and timber land sold in 2018 for $1.8 million, resulting in a gross profit margin of 77.8%. Rural land sales for 2019 included $9.9 million related to non-strategic land located in Leon County, Florida, with a gross profit of $9.7 million due to a low historical basis.

Leasing revenue consists primarily of hunting leases, which is recognized as income over the term of each lease.

Other operating expenses include salaries and benefits, property taxes, professional fees and other administrative expenses.

Liquidity and Capital Resources

As of December 31, 2019, we had cash and cash equivalents of $185.7 million compared to $195.2 million as of December 31, 2018. Our cash and cash equivalents as of December 31, 2019 included commercial paper of $138.2 million, $21.0 million of money market funds and $7.0 million of short term U.S. Treasury Bills. As of December 31, 2019, we had investments – debt securities in corporate debt securities of $0.1 million and investments – equity securities in preferred stock investments of $9.7 million. See Note 5. Investments included in Item 15 of this Form 10‑K for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

During 2019, we incurred a total of $114.3 million for capital expenditures, which includes $28.6 million related to the acquisition and development in our residential real estate communities, $67.3 million for our commercial leasing and sales segment, $15.9 million related to our hospitality segment and $2.5 million related primarily to our forestry segment and corporate expenditures. Our 2020 capital expenditures budget exceeds our 2019 expenditures, as projects move into construction and new projects commence. We anticipate that these future capital commitments will be funded through new financing arrangements, cash on hand, cash equivalents, cash generated from operations.

In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2019 and 2018, $45.5 million and $46.4 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). As of December 31, 2019 and December 31, 2018, $34.6 million and $15.4 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”). As of December 31, 2019, $2.9 million was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. We entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. Also see Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In August 2019, a wholly owned subsidiary of ours entered into a $5.5 million loan (the “Beckrich Building III Loan”). As of December 31, 2019, there was no principal balance outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”). As of December 31, 2019, there was no principal balance outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.25% during construction and LIBOR plus 2.10% after completion of construction and final draw. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. We are the sole guarantor and will receive a fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $7.0 million as of December 31, 2019. Total outstanding CDD debt related to our land holdings was $17.7 million at December 31, 2019, which is comprised of $14.7 million at SouthWood, $2.6 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the years ended December 31, 2019 and 2018, we repurchased a total of 1,263,159 and 5,238,566 shares, respectively, of our common stock outstanding for an aggregate purchase price of $20.8 million and $93.4 million, respectively, including costs. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 16. Stockholders’ Equity included in Item 15 of this Form 10‑K for additional information regarding common stock repurchases related to the Stock Repurchase Program and treasury stock retirement during 2019 and 2018.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2019	2018	2017
	In millions
Net cash provided by operating activities	$30.4	$41.4	$53.7
Net cash (used in) provided by investing activities	(29.3)	44.1	44.4
Net cash used in financing activities	(10.5)	(79.9)	(149.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9.4)	5.6	(51.1)
Cash, cash equivalents and restricted cash at beginning of the year	198.1	192.5	243.6
Cash, cash equivalents and restricted cash at end of the year	$188.7	$198.1	$192.5

Cash Flows from Operating Activities

Cash flows from operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial leasing and sales segment. Net cash provided by operations was $30.4 million in 2019, as compared to $41.4 million in 2018. Net cash provided by operations included $23.1 million of a one-time receipt of RiverTown impact fees during 2018.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by sales and maturities of investments, proceeds from insurance claims, maturities of assets held by special purpose entities and proceeds from the disposition of assets. During 2019, net cash used in investing activities was $29.3 million, which included purchases of investments of $5.9 million and capital expenditures for operating property and property and equipment, partially offset by sales of investments of $30.8 million, maturities of investments of $7.0 million, proceeds from insurance claims of $12.1 million, maturities of assets held by special purpose entities of $0.8 million and proceeds from the disposition of assets of $0.1 million. During 2018, net cash provided by investing activities was $44.1 million, which included sales of investments of $75.8 million, maturities of investments of $10.0 million, proceeds from the disposition of assets of $5.0 million and maturities of assets held by special purpose entities of $0.8 million, partially offset by purchases of investments of $22.1 million and capital expenditures for operating property and property and equipment.

Capital expenditures for operating property and property and equipment were $74.2 million and $25.4 million during 2019 and 2018, respectively, which were primarily for our commercial leasing and sales and hospitality segments.

Cash Flows from Financing Activities

Net cash used in financing activities was $10.5 million and $79.9 million for 2019 and 2018, respectively. Net cash used in financing activities during 2019 included the repurchase of common stock of $20.8 million, additional ownership interest in Windmark of $11.6 million, principal payments for debt of $1.6 million, debt issuance costs of $1.2 million, capital contribution to unconsolidated affiliate of $1.1 million and capital distribution to non-controlling interest of $0.6 million, partially offset by borrowings on debt of $23.9 million and capital contribution from non-controlling interest of $2.5 million. Net cash used in financing activities during 2018 included the repurchase of our common stock of $93.4 million, principal payments for debt of $1.4 million, debt issuance costs of $1.1 million, capital contribution to unconsolidated affiliate of $1.1 million and capital distribution to non-controlling interest of $0.4 million, partially offset by borrowings on debt of $16.6 million and capital contribution from non-controlling interest of $0.9 million.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had various loans outstanding for which we have entered into guarantees and are required to comply with financial covenants. See Note 12. Debt, Net included in Item 15 of this Form 10‑K for additional information.

In January 2019, our unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). As of December 31, 2019, $6.8 million was outstanding on the Pier Park TPS JV Loan. The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and matures in January 2026. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor our liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. See Note 22. Commitments and Contingencies included in Item 15 of this Form 10‑K for additional information.

In November 2019, our unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan maturing in November 2027 (the “Busy Bee JV Equipment Loan”). As of December 31, 2019, $1.4 million was outstanding on the Busy Bee JV Construction Loan and less than $0.1 million was outstanding on the Busy Bee JV Equipment Loan. The loans bear interest at LIBOR plus 1.5%. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion. As guarantor, our liability under the loans upon substantial completion will be reduced to 50.0% for a twelve month period. Subsequent to that time, our guarantee will be released upon request. Upon release of our guarantee, our JV partner will be the sole guarantor and will receive a fee related to the guarantee from us based on our ownership percentage. See Note 22. Commitments and Contingencies included in Item 15 of this Form 10‑K for additional information.

We have assessed the need to record a liability for the guarantees related to our unconsolidated JVs and did not record an obligation as of December 31, 2019.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $12.2 million for the installment notes monetized through December 31, 2019. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

At December 31, 2019, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $10.7 million, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. generally accepted accounting principles (“GAAP”) and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $4.3 million and $1.6 million as of December 31, 2019 and 2018, respectively, these escrow funds are not available for regular operations.

Contractual Obligations at December 31, 2019

	Payments due by Calendar Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	In millions
Debt (1)	$94.5	$2.0	$4.5	$7.4	$80.6
Interest related to debt, including Community Development District debt (1) (2)	49.3	3.7	7.3	6.9	31.4
Contractual obligations (3)	98.8	48.7	50.0	0.1	—
Other long term liabilities (4)	71.5	—	13.3	20.4	37.8
Finance lease obligations	0.3	0.1	0.1	0.1	—
Operating lease obligations	0.9	0.2	0.3	0.1	0.3
Senior Notes held by special purpose entity (5)	180.0	—	—	—	180.0
Interest related to Senior Notes held by special purpose entity (5)	81.1	8.6	17.1	17.1	38.3
Total contractual obligations	$576.4	$63.3	$92.6	$52.1	$368.4

(1)	These amounts do not include additional CDD obligations associated with unplatted properties that are not yet fixed or determinable or that are not yet probable or reasonably estimable.
(2)

Interest related to debt represents interest payments due on fixed-rate loans and estimated interest payments on variable-rate loans outstanding at December 31, 2019. Interest payments on variable-rate loans are estimated using the interest rate as of December 31, 2019.

(3)	These aggregate amounts include individual contracts in excess of $0.1 million.
(4)	Other long term liabilities include certain of our deferred federal tax liabilities related to our installment note monetization transactions.
(5)

Senior Notes held by a consolidated special purpose entity. There is no recourse against us on the Senior Notes, as recourse is limited to proceeds from the installment note (the “Timber Note”) and the underlying letter of credit held by the special purpose entity. See Note 6. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10‑K for further discussion.

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

Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units.

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

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our investment return criteria for evaluating our projects under development or undeveloped land, management’s assumptions used in the projection of undiscounted cash flows include:

•	the projected pace of sales of homesites based on estimated market conditions and our development plans;
•	estimated pricing and projected price appreciation over time;
•	the amount and trajectory of price appreciation over the estimated selling period;
•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;

•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
•	holding costs to be incurred over the selling period;
•	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
•	for commercial and multi-family development property, future pricing is based on sales of comparable property in similar markets; and
•	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

•

for investments in hotels, other rental units and vacation rental homes, average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

•

for investments in commercial, multi-family or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and

•

for investments in club assets, retail assets, membership dues, future rounds and greens fees and other hospitality assets, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Other properties that management does not intend to sell in the near term under current market conditions and has the ability to hold are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of the property. Typically, assets are carried based on historical cost basis, which in some cases may exceed fair value if sold in the near term. The results of impairment analysis for development and operating properties are particularly dependent on the estimated holding and selling period for each asset group.

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

As of December 31, 2019 and 2018, we had a state net operating loss carryforward of $341.4 million and $357.0 million, respectively, and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2029. In the third quarter of 2018, we reassessed our need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax profits. Based on this assessment we determined that we had the ability to fully realize the future benefit of our net operating loss carryforward and released the valuation allowance in full, resulting in a $5.0 million tax benefit. As of December 31, 2017, we had a valuation allowance of $5.0 million. As of December 31, 2017, we had a federal income tax receivable of $8.4 million related to the reclassification of a U.S. federal alternative minimum tax (“AMT”) credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to us in the years 2018 through 2021. During the year ended December 31, 2018, the U.S. federal AMT credit receivable decreased $4.5 million to $3.9 million due to the utilization in 2018. During the year ended December 31, 2019 the U.S. federal AMT credit receivable decreased $1.1 million to $2.8 million due to the expected utilization in 2019.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016-02”), that amended the existing accounting standards for lease accounting, including requiring lessees to recognize both finance and operating leases with terms of more than 12 months on the balance sheet. The accounting applied by a lessor is largely unchanged by this amendment. This amendment also required certain quantitative and qualitative disclosures about leasing arrangements. In January 2018, the FASB issued ASU 2018‑01, which provided an optional transition practical expedient to not evaluate under the new lease standard, existing or expired land easements that were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10 that provided clarifications and improvements to ASU 2016-02. In July 2018, the FASB issued ASU 2018-11 that provided entities with an additional and optional transition method to apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the beginning balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20 that provided an accounting policy election for certain narrow-scope improvements for lessors. In March 2019, the FASB issued ASU 2019-01 that provided clarifications and improvements to ASU 2016-02. During our evaluation of ASU 2016-02, as amended, (“Topic 842”) the following practical expedients and accounting policies with respect to Topic 842 have been elected and/or adopted effective January 1, 2019:

•

We, as lessee and as lessor, did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases or (iii) initial direct costs for any expired or existing leases.

•

We, as lessee, did not apply the recognition requirements of Topic 842 to short-term (twelve months or less) leases. Instead, we, as lessee, recognize the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

•

We, as lessor, did not separate nonlease components from lease components and, instead, are accounting for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

We adopted the new guidance, including amendments, as of January 1, 2019 and elected to implement Topic 842 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. As of the date of adoption, a cumulative-effect adjustment was not necessary and we recognized an operating lease right-of use assets of $0.4 million and corresponding operating lease liabilities of $0.4 million based on the present value of minimum rental payments related to leases for which we are the lessee. The operating lease right-of-use assets and corresponding operating lease liabilities are included within other assets and other liabilities, respectively, on the consolidated balance sheets. There were no adjustments related to the leases for which we are the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Codification Updates

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates that aligns SEC paragraphs in the codification with changes made in the above-referenced SEC rules to simplify disclosures, modernize the reporting and disclosure of information by registered investment companies and other items. This new guidance was effective upon issuance and did not have a material impact on our financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarifies and improves ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, which provides codification improvements to ASU 2016-13. This new guidance will be effective for us on January 1, 2020 and implemented using a cumulative-effect adjustment to retained earnings as of the date of adoption. We have evaluated the impact of the adoption of this guidance, and as a result of this evaluation, determined it will not have a material impact on our financial condition, results of operations and cash flows.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, Income Taxes (“Topic 740”). The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)  which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments – Equity Securities and Topic 323, Investments - Equity Method and Joint Ventures.  The new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

•	our expectations concerning our future business strategy, including maintaining more than sufficient enterprise liquidity;
•	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2020 capital expenditures budget and the timing of benefits of these investments;
•	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
•	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
•	our expectations regarding homesite sales and timing of sales for new developments;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;
•	our intention to form additional JVs with third parties for the development of commercial real estate and residential real estate projects;
•	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
•	our expectations regarding our assisted living communities;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in this Form 10‑K and subsequent Form 10‑Qs and other current reports, and the following:

•

any changes in our strategic objectives or our ability to successfully implement such strategic objectives, including development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services;

•

any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;

•	our ability and the ability of our investment advisor to identify and acquire suitable investments for our investment portfolio that meet our risk and return criteria;
•	significant decreases in the market value of our investments in Securities or any other investments;
•	our ability to capitalize on strategic opportunities presented by a population growth in Florida, particularly Northwest Florida;
•	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate holdings in Northwest Florida;
•	volatility in the consistency and pace of our residential real estate revenue;
•

economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;

•	any downturns in real estate markets in Florida or across the nation;
•	any reduction in the supply of mortgage loans or tightening of credit markets;
•	our dependence on the real estate industry and the cyclical nature of our real estate operations;
•	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business, including the impact of Hurricane Michael;
•	our ability to fully recover under claims for losses related to Hurricane Michael;
•

our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;

•	changes in laws, regulations or the regulatory environment affecting the development of real estate;
•	our ability to effectively deploy and invest our assets, including our Securities;
•	our ability to effectively manage our real estate assets, as well as the ability of our JV partners to effectively manage the day-to-day activities of our JV projects;
•	our ability to close and realize the expected revenue of the residential homesites currently under contract;
•	our ability to successfully and timely complete homesite construction in our new developments;
•	our ability to effectively manage risks associated with the hospitality industry;

•	our ability to attract and work effectively with strategic partners;
•	our ability to successfully enter into previously announced potential JVs;
•	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
•	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
•	our ability to fully realize benefits of the federal QOZ Program;
•	the impact of the Tax Act and other changes in federal or state tax laws on our business and financial condition;
•	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
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

•	our ability to retain key personnel and recruit staff effectively; and
•	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note;
•	our ability to satisfy our current debt obligations and to obtain additional financing in the future;
•	uncertainty about the future of LIBOR may adversely affect our business and financial results; and
•	the obligations associated with being a public company require significant resources and management attention.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.3 million in the market value of these investments as of December 31, 2019. In addition, our investments in certain preferred stock are non-investment grade, which may affect their fair value.

Our cash and cash equivalents are invested in commercial paper, money market instruments and short term U.S. Treasury Bills. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

LIBOR is expected to be discontinued after 2021. Many of our current debt agreements have an interest rate tied to LIBOR. Most of these agreements provide for an alternative base rate in the event that LIBOR is discontinued, but not all do so. There can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership may negatively impact our real estate business and would also increase the costs of our development projects. Similarly, a downturn in economic conditions in Northwest Florida would reduce discretionary income and decrease demand for our hospitality segment operations.

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

(b)

Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.

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

February 26, 2020

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is located on our internet web site at www.joe.com under “Investor Relations-Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics for our executive officers or directors on our website within four business days following the date of the amendment or waiver.

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed on or before April 29, 2020.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed on or before April 29, 2020 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed on or before April 29, 2020 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2019 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed on or before April 29, 2020 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed on or before April 29, 2020 and is incorporated by reference in this Part III.

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

2.1a

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

4.2	Form of 4.750% Senior Secured Note due 2029 (incorporated by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2014).

4.3**	Description of the Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8‑K filed on February 13, 2009).

10.2	Form of Director Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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
10.49

Investment Management Agreement dated August 23, 2019, by and between The St. Joe Company and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

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

10.63†

Separation Agreement dated October 17, 2019 between Susan Mermer and The St. Joe Company (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on October 23, 2019).

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

101**

The following information from the registrant’s Annual Report on Form 10‑K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

*      Furnished herewith.

**    Filed herewith.

†      Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY

Date:	February 26, 2020	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 26, 2020
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 26, 2020
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 26, 2020
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 26, 2020
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 26, 2020
Howard S. Frank

/s/ James S. Hunt	Director	February 26, 2020
James S. Hunt

/s/ Thomas P. Murphy, Jr.	Director	February 26, 2020
Thomas P. Murphy, Jr.

F  1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2020 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2020

F  2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The St. Joe Company:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of The St. Joe Company and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes and financial statement schedules III to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG

We served as the Company’s auditor from 1990 to 2018.

Jacksonville, Florida

March 1, 2018

F  3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Investment in real estate, net	$430,776	$350,994
Investment in unconsolidated joint ventures	5,084	1,105
Cash and cash equivalents	185,716	195,155
Investments - debt securities	53	8,958
Investments - equity securities	9,746	36,132
Other assets	52,069	59,203
Property and equipment, net of accumulated depreciation of $63,223 and $60,271 at December 31, 2019 and December 31, 2018, respectively	19,018	12,031
Investments held by special purpose entities	206,771	207,384
Total assets	$909,233	$870,962
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$92,529	$69,374
Other liabilities	57,200	47,387
Deferred tax liabilities, net	52,808	44,315
Senior Notes held by special purpose entity	177,026	176,775
Total liabilities	379,563	337,851

Commitments and contingencies (Note 22)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 59,414,583 and 60,672,034 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	305,631	331,395
Retained earnings	214,225	187,450
Accumulated other comprehensive loss	(335)	(674)
Total stockholders’ equity	519,521	518,171
Non-controlling interest	10,149	14,940
Total equity	529,670	533,111
Total liabilities and equity	$909,233	$870,962

See notes to the consolidated financial statements.
F  4

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which as of December 31, 2019 and 2018, include the Pier Park North JV, Pier Park Crossings JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2019, the consolidated balances attributable to the Company’s consolidated variable interest entities also include Watersound Origins Crossings JV, Watercrest JV, Reliant Title and Closing Services, LLC (“Reliant Title JV”) and Pier Park Crossings Phase II JV. As of December 31, 2018, consolidated balances attributable to the Company’s consolidated variable interest entities also include Windmark JV, LLC (“Windmark JV”), see Note 4. Real Estate Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 12. Debt, Net.

	December 31,	December 31,
	2019	2018
ASSETS
Investment in real estate	$96,001	$70,124
Cash and cash equivalents	3,483	2,113
Other assets	12,766	16,165
Investments held by special purpose entities	206,771	207,384
Total assets	$319,021	$295,786
LIABILITIES
Debt, net	$81,071	$60,262
Other liabilities	3,471	5,773
Senior Notes held by special purpose entity	177,026	176,775
Total liabilities	$261,568	$242,810

See notes to the consolidated financial statements.

F  5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Real estate revenue	$61,488	$52,183	$27,717
Hospitality revenue	46,112	38,736	53,217
Leasing revenue	15,581	13,727	12,940
Timber revenue	3,904	5,630	6,164
Total revenue	127,085	110,276	100,038
Expenses:
Cost of real estate revenue	24,282	13,442	15,370
Cost of hospitality revenue	34,505	32,465	46,467
Cost of leasing revenue	4,650	4,700	4,548
Cost of timber revenue	649	710	809
Other operating and corporate expenses	21,389	20,557	20,382
Depreciation, depletion and amortization	10,287	8,998	8,885
Total expenses	95,762	80,872	96,461
Operating income	31,323	29,404	3,577
Other income (expense):
Investment income, net	10,714	12,150	35,410
Interest expense	(12,302)	(11,840)	(12,145)
Sale of vacation rental management, net	—	—	9,800
Other income, net	6,450	1,152	4,713
Total other income, net	4,862	1,462	37,778
Income before equity in loss from unconsolidated affiliates and income taxes	36,185	30,866	41,355
Equity in loss from unconsolidated affiliates	(77)	—	—
Income tax (expense) benefit	(9,447)	736	17,881
Net income	26,661	31,602	59,236
Net loss attributable to non-controlling interest	114	767	342
Net income attributable to the Company	$26,775	$32,369	$59,578

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	59,994,527	62,725,954	70,548,411
Net income per share attributable to the Company	$0.45	$0.52	$0.84

See notes to the consolidated financial statements.

F  6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income:	$26,661	$31,602	$59,236
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	842	(2,845)	2,015
Net unrealized gain (loss) on restricted investments	18	(6)	(9)
Interest rate swap	(336)	—	—
Reclassification of net realized (gain) loss included in earnings	(69)	1,061	(10,750)
Reclassification into retained earnings (1)	—	932	—
Reclassification of other-than-temporary impairment loss included in earnings	—	2,330	2,288
Total before income taxes	455	1,472	(6,456)
Income tax (expense) benefit (2)	(116)	(685)	2,488
Total other comprehensive income (loss), net of tax	339	787	(3,968)
Total comprehensive income, net of tax	$27,000	$32,389	$55,268

(1)

The reclassification into retained earnings for the year ended December 31, 2018 relates to the adoption of ASU 2016-01 Financial Instruments – Overall, as amended (“ASU 2016-01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the consolidated statements of comprehensive income.

(2)

Income tax expense for the year ended December 31, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018-02 Income Statement – Reporting Comprehensive Income (“ASU 2018-02”). The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act.

See notes to the consolidated financial statements.

F  7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2016	74,342,826	$572,040	$94,746	$2,507	$—	$17,506	$686,799
Capital contribution from non-controlling interest	—	—	—	—	—	193	193
Capital distribution to non-controlling interest	—	—	—	—	—	(2,330)	(2,330)
Stock based compensation expense	5,334	76	—	—	—	—	76
Repurchase of common shares	(8,450,294)	—	—	—	(147,422)	—	(147,422)
Retirement of treasury stock	—	(147,422)	—	—	147,422	—	—
Other comprehensive loss, net of tax	—	—	—	(3,968)	—	—	(3,968)
Net income	—	—	59,578	—	—	(342)	59,236
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Capital distribution to non-controlling interest	—	—	—	—	—	(400)	(400)
Stock based compensation expense	2,778	71	—	—	—	—	71
Issuance of common stock for officer compensation, net of tax withholding	9,956	192	—	—	—	—	192
Repurchase of common shares	(5,238,566)	—	—	—	(93,369)	—	(93,369)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income, net of tax	—	—	—	404	—	—	404
Net income	—	—	32,369	—	—	(767)	31,602
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Additional ownership interest in Windmark	—	(3,787)	—	—	—	(7,832)	(11,619)
Capital contribution from non-controlling interest	—	—	—	—	—	2,546	2,546
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Stock based compensation expense	5,708	77	—	—	—	—	77
Repurchase of common shares	(1,263,159)	—	—	—	(20,845)	—	(20,845)
Retirement of treasury stock	—	(20,845)	—	—	20,845	—	—
Other comprehensive income, net of tax	—	—	—	339	—	—	339
Net income	—	—	26,775	—	—	(114)	26,661
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670

See notes to consolidated financial statements.

F  8

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$26,661	$31,602	$59,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,287	8,998	8,885
Stock based compensation	77	263	76
(Gain) loss on sale of investments	(87)	973	(10,750)
Unrealized loss on investments, net	5,342	3,035	—
Other-than-temporary impairment loss	—	2,330	2,288
Equity in loss from unconsolidated affiliates	77	—	—
Deferred income tax expense (benefit)	8,378	(4,804)	(17,375)
Impairment loss on investment in real estate	—	99	714
Gain on sale of vacation rental management	—	—	(9,800)
Cost of real estate sold	22,814	12,235	13,727
Expenditures for and acquisition of real estate to be sold	(40,081)	(19,819)	(8,475)
Accretion income and other	(1,221)	(1,919)	(3,159)
Proceeds from insurance claim - business interruption	1,307	—	—
(Gain) loss on disposal of property and equipment	(67)	5,223	887
Gain on land contribution to equity method investment	(2,317)	—	—
Gain on insurance for damage to property and equipment, net	(5,347)	—	—
Changes in operating assets and liabilities:
Other assets	(229)	(17)	(5,582)
Other liabilities	3,728	(1,236)	4,734
Income taxes receivable	1,071	4,457	18,300
Net cash provided by operating activities	30,393	41,420	53,706
Cash flows from investing activities:
Expenditures for operating property	(64,851)	(22,762)	(28,400)
Expenditures for property and equipment	(9,354)	(2,615)	(3,005)
Proceeds from the disposition of assets	72	5,000	2,518
Proceeds from insurance claims	12,071	—	—
Purchases of investments - debt securities	—	(6,917)	(94,791)
Purchases of investments - equity securities	(5,797)	(15,105)	(21,153)
Purchases of restricted investments	(74)	(78)	(75)
Maturities of investments - debt securities	7,000	10,000	13,988
Sales of investments - debt securities	2,830	63,597	151,752
Sales of investments - equity securities	26,859	11,051	21,522
Sales of restricted investments	1,159	1,109	1,233
Maturities of assets held by special purpose entities	787	785	787
Net cash (used in) provided by investing activities	(29,298)	44,065	44,376
Cash flows from financing activities:
Capital contribution from non-controlling interest	2,546	887	193
Capital distribution to non-controlling interest	(600)	(400)	(2,330)
Capital contribution to unconsolidated affiliate	(1,116)	(1,105)	—
Additional ownership interest in Windmark	(11,619)	—	—
Repurchase of common shares	(20,845)	(93,369)	(147,422)
Borrowings on debt	23,935	16,644	1,624
Principal payments for debt	(1,607)	(1,362)	(1,290)
Principal payments under finance lease obligation	(36)	—	—
Debt issuance costs	(1,149)	(1,158)	(20)
Net cash used in financing activities	(10,491)	(79,863)	(149,245)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,396)	5,622	(51,163)
Cash, cash equivalents and restricted cash at beginning of the year	198,073	192,451	243,614
Cash, cash equivalents and restricted cash at end of the year	$188,677	$198,073	$192,451

See notes to consolidated financial statements.

F  9

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the statement of cash flows.

	Year Ended December 31,
	2019	2018	2017
Cash and cash equivalents	$185,716	$195,155	$192,083
Restricted cash included in other assets	2,961	2,918	368
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$188,677	$198,073	$192,451

Restricted cash includes amounts set aside as a requirement of financing for certain of the Company’s developments. Restricted cash as of December 31, 2017 also included letters of credit collateral.

	Year Ended December 31,
	2019	2018	2017
Cash paid during the period for:
Interest, net of amounts capitalized	$11,886	$11,617	$11,817
Income taxes	$—	$2,005	$5,430

Non-cash financing and investment activities:
Increase in notes receivable - PCR Note	$—	$—	$(5,000)
Non-cash allocation of ownership interest in JV	$1,209	$490	$—
Non-cash contribution to equity method investment	$(2,940)	$—	$—
Increase (decrease) in Community Development District debt	$1,203	$(467)	$174
Increase (decrease) in expenditures for operating properties and property and equipment financed through accounts payable	$3,158	$(1,273)	$2,525

See notes to consolidated financial statements.

F  10

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations in Northwest Florida. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate JVs determined to be VIEs. The Company continues to assess whether it is the primary beneficiary on an ongoing basis. See Note 4. Real Estate Joint Ventures.

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

F  11

Real estate development costs also include land and common development costs (such as roads, utilities and amenities), capitalized property taxes, capitalized interest and certain indirect costs. A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units.

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins site work for land already owned, and ends when the asset is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use requires judgment. The Company determines when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines a project will not be completed, any previously capitalized costs are expensed in the period in which the determination is made and recovery is not deemed probable.

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

Depreciation for operating property is computed on the straight-line method over the estimated economic lives of the assets, as follows:

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

Long-Lived Assets

Long-lived assets include the Company’s investments in operating and development property and property and equipment. The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As part of the Company’s review for impairment of its long-lived assets, the Company reviews the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecasted results contained in the Company’s business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

•	a prolonged decrease in the fair value or demand for the Company’s properties;
•	a change in the expected use or development plans for the Company’s properties;
•	a material change in strategy that would affect the fair value of the Company’s properties;
•	continuing operating or cash flow loss for an operating property;
•	an accumulation of costs in excess of the projected costs for development or operating property; and

F  12

•	any other adverse change that may affect the fair value of the property.

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

For projects under development, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

•	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;
•	estimated pricing and projected price appreciation over time;
•	the amount and trajectory of price appreciation over the estimated selling period;
•	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
•	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
•	holding costs to be incurred over the selling period;
•	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
•	for commercial and multi-family development property, future pricing is based on sales of comparable property in similar markets; and
•	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

•

for investments in hotels, other rental units and vacation rental homes, average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

•

for investments in commercial, multi-family or retail property, future occupancy and rental rates and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,

•

for investments in club assets, retail, membership dues, future rounds and greens fees and other hospitality assets, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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

F  13

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

Investment in Unconsolidated Joint Ventures

The Company has entered into real estate JVs in which the Company is not the primary beneficiary and the Company’s investment in these JVs are accounted for by the equity method. The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred that is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Some of the Company’s unconsolidated JVs have entered into financing agreements, where the Company or its JV partners have provided guarantees. See Note 4. Real Estate Joint Ventures and Note 22. Commitments and Contingencies for additional information.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank demand accounts, money market instruments, investment grade commercial paper and U.S. Treasury Bills having original maturities at acquisition date, of ninety days or less.

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

F  14

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

Beginning on January 1, 2018, investments - equity securities with a readily determinable fair value are recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized holding gains and losses are recognized in investment income, net in the consolidated statements of income. Prior to 2018, unrealized gains and losses related to these investments were recognized in other comprehensive income (loss).

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

Comprehensive Income

The Company’s comprehensive income includes unrealized gains and losses on available-for-sale securities and restricted investments, which may be temporary, and fair value adjustments for cash flow hedges.

Receivables

The Company’s receivables primarily include receivables related to certain homesite sales, homebuilder notes, leasing receivables, membership initiation fees, hospitality receivables and other receivables. The Company evaluates the carrying value of receivables at each reporting date. Receivable balances are adjusted to net realizable value based upon a review of entity specific facts or when terms are modified. Judgments are made with respect to the collectability of accounts based on historical experience and current economic trends. Actual losses could differ from those estimates. As of December 31, 2019 and 2018, allowance for doubtful accounts receivable was $0.3 million and $0.2 million, respectively.

F  15

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the estimated economic lives of various assets, as follows:

Estimated Useful
Life (in years)
Railroad and equipment	15-30
Furniture and fixtures	5-10
Machinery and equipment	3-10
Office equipment	5-10
Autos, trucks and aircraft	5 -10

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

For tax positions the Company has taken or expects to take in a tax return, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive loss with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s real estate values.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions and as of December 31, 2019 these balances exceed the amount of FDIC insurance provided on such deposits by $22.4 million. In addition, as of December 31, 2019, the Company had $0.1 million invested in one issuer of corporate debt securities that is non-investment grade, $9.7 million invested in four issuers of preferred stock that are non-investment grade and one issuer of preferred stock that is investment grade, as well as investments of $138.2 million in short term commercial paper from twenty issuers and short term U.S. Treasury Bills of $7.0 million.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the average number of common shares outstanding for the period. For the three years ended December 31, 2019, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of December 31, 2019 or 2018. Non-vested restricted stock is included in outstanding shares at the time of grant.

F  16

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.

In accordance with Topic 606, revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (1) identifying the contract(s) with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when (or as) the Company satisfies a performance obligation. The adoption of Topic 606 as of January 1, 2018 impacted the Company’s residential real estate segment as detailed below and had a de minimis impact on the hospitality segment, but did not impact the commercial leasing and sales or forestry segments. Lease related revenue is excluded from Topic 606. The following summary details the Company’s revenue and the related timing of revenue recognition by segment.

Real Estate Revenue

Revenue from real estate sales, including homesites, commercial properties, operating properties and rural or timberland, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. If a performance obligation is not yet complete when title transfers to the buyer, the revenue associated with the incomplete performance obligation is deferred until completed.

Residential real estate revenue includes the sale of developed homesites; the sale of parcels of entitled, undeveloped land; a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; the sale of tap and impact fee credits; marketing fees and other fees on certain transactions.

Effective January 1, 2018, with the adoption of Topic 606, estimated homesite residuals and certain estimated fees are recognized as revenue at the point in time of sale to homebuilders, subject to constraints, and any change in material circumstances from the estimated amounts are updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the years ended December 31, 2019 and 2018, real estate revenue includes $2.5 million and $1.0 million, respectively of estimated homesite residuals and $2.3 million and $1.1 million, respectively of certain estimated fees related to homebuilder homesite sales. Prior to 2018, these homesite residuals and fees were recognized in revenue when consideration was received by the Company in periods subsequent to the initial recognition of revenue for the sale of the homesite.

Hospitality Revenue

The Company’s hospitality segment generates revenue from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable membership initiation fees and management fees.

Clubs – Club operations include the Company’s golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales. Daily play at the golf courses, merchandise sales and food and beverages sales are recognized at the point of sale. Club membership revenue consists of monthly dues, which are recognized monthly at the point in time as access is provided for the period, membership reservations that are recognized at the point in time when certain performance

F  17

obligations are met and non-refundable initiation fees that are deferred and recognized ratably over time, which is the estimated membership period.

Hotel Operations, Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services – Hotel operations, food and beverage operations, short-term vacation rentals and other management services generate revenue from (1) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (2) management of The Pearl Hotel, (3) short-term vacation rentals and (4) food and beverage operations. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided.  Revenue generated from the Company’s management services are recognized over time as time elapses and the Company’s performance obligations are met.  As discussed further in Note 8. Sale of Vacation Rental Management, the Company sold its short term vacation rental management business in December 2017. Following the December 2017 sale, the Company no longer manages third party vacation rentals, but continues to manage rental properties the Company owns. The Company’s food and beverage operations generate revenue from food and beverage sales, which are recognized at the point of sale.

Retail – The Company owns and operates retail outlets near its hospitality facilities that include the WaterColor store and four additional retail outlets. The Company’s retail outlets generate revenue from merchandise sales, which are recognized at the point of sale.

Leasing Revenue

Leasing revenue is excluded from Topic 606 and consists of long term rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. Leasing revenue includes properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV and Pier Park Crossings JV, as well as the Company’s industrial park, VentureCrossings and other properties.

Leasing revenue within the forestry segment consists primarily of hunting leases, which is recognized as income over the term of each lease. The Company’s marinas generate revenue from boat slip rentals recognized over the term of the lease. See Note 9. Leases for additional information related to leases.

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

F  18

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2019
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$41,055	$—	$7,799	$11,678	$956	$61,488
Hospitality revenue	496	45,616	—	—	—	46,112
Leasing revenue	35	104	14,659	783	—	15,581
Timber revenue	—	—	—	3,904	—	3,904
Total revenue	$41,586	$45,720	$22,458	$16,365	$956	$127,085

Timing of Revenue Recognition:
Recognized at a point in time	$41,551	$42,864	$7,799	$15,582	$956	$108,752
Recognized over time	—	2,752	—	—	—	2,752
Over lease term	35	104	14,659	783	—	15,581
Total revenue	$41,586	$45,720	$22,458	$16,365	$956	$127,085

	Year Ended December 31, 2018
			Commercial
	Residential		Leasing
	Real Estate	Hospitality	and Sales	Forestry	Other	Total
Revenue by Major Good/Service:
Real estate revenue (a)	$42,761	$—	$4,801	$1,807	$2,814	$52,183
Hospitality revenue	397	38,339	—	—	—	38,736
Leasing revenue	—	1,237	11,684	806	—	13,727
Timber revenue	108	—	—	5,522	—	5,630
Total revenue	$43,266	$39,576	$16,485	$8,135	$2,814	$110,276

Timing of Revenue Recognition:
Recognized at a point in time	$43,266	$36,303	$4,801	$7,329	$2,814	$94,513
Recognized over time	—	2,036	—	—	—	2,036
Over lease term	—	1,237	11,684	806	—	13,727
Total revenue	$43,266	$39,576	$16,485	$8,135	$2,814	$110,276

(a)	Residential real estate revenue includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees.

Recently Adopted Accounting Pronouncements

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

F  19

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

•

The Company, as lessee, did not apply the recognition requirements of Topic 842 to short-term (twelve months or less) leases. Instead, the Company, as lessee, recognizes the lease payments in profit or loss on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

•

The Company, as lessor, did not separate nonlease components from lease components and, instead, are accounting for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under ASC Topic 606. The primary reason for this election is related to instances where common area maintenance is, or may be, a component of base rent within a lease agreement.

The Company adopted the new guidance, including amendments, as of January 1, 2019 and has elected to implement ASC 842 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. As of the date of adoption, a cumulative-effect adjustment was not necessary and the Company recognized an operating lease right-of use assets of $0.4 million and corresponding operating lease liabilities of $0.4 million based on the present value of minimum rental payments related to leases for which the Company is the lessee. The operating lease right-of-use assets and corresponding operating lease liabilities are included within other assets and other liabilities, respectively, on the consolidated balance sheets. There were no adjustments related to the leases for which the Company is the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Codification Updates

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates, that aligns SEC paragraphs in the codification with changes made in the above-referenced SEC rules to simplify disclosures, modernize the reporting and disclosure of information by registered investment companies and other items. This new guidance was effective upon issuance and did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13 that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarifies and improves ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, which provides codification improvements to ASU 2016-13. This new guidance will be effective for the Company January 1, 2020 and implemented using a cumulative-effect adjustment to retained earnings as of the date of adoption. The Company has evaluated the impact of the adoption of this guidance, and as a result of this evaluation, determined it will not have a material impact on its financial condition, results of operations and cash flows.
F  20

Income Taxes

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)  which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments – Equity Securities and Topic 323, Investments - Equity Method and Joint Ventures.  The new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	December 31,	December 31,
	2019	2018
Development property:
Residential real estate	$115,384	$105,323
Hospitality	12,229	3,726
Commercial leasing and sales	101,446	73,128
Forestry	1,880	2,144
Corporate	2,631	2,497
Total development property	233,570	186,818

Operating property:
Residential real estate	11,985	11,985
Hospitality	94,838	88,405
Commercial leasing and sales	143,400	111,471
Forestry	21,189	19,765
Other	50	50
Total operating property	271,462	231,676
Less: Accumulated depreciation	74,256	67,500
Total operating property, net	197,206	164,176
Investment in real estate, net	$430,776	$350,994

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential real estate includes residential communities such as Watersound Origins, SouthWood, WindMark Beach, as well as other communities. Hospitality development property consists of land, construction costs, development costs and improvements primarily related to the Camp Creek Lifestyle Village amenity center, a new hotel in Pier Park and a new hotel near the Northwest Florida Beaches International Airport, as well as other properties. Commercial leasing and sales development property primarily consists of land, construction costs and development costs for commercial, multi-family, assisted living and industrial uses, including the Watercrest JV, Watersound Origins Crossings JV, Pier Park Crossings JV, Pier Park Crossings Phase II JV, Beckrich Office Park, land holdings near the Northwest Florida Beaches

F  21

International Airport and Port of Port St. Joe as well as other properties. Development property in the hospitality and commercial leasing and sales segments will be reclassified as operating property as it is placed into service.

Operating property includes the following components:

	December 31,	December 31,
	2019	2018
Land and land improvements	$83,995	$75,663
Buildings and building improvements	174,712	144,730
Timber	12,755	11,283
	271,462	231,676
Less: Accumulated depreciation	74,256	67,500
Total operating property, net	$197,206	$164,176

Operating property includes property that the Company uses for operations and activities. Residential real estate operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club, marinas and certain vacation rental properties. Commercial leasing and sales operating property includes property developed or purchased by the Company and used for retail, multi-family and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV and Beckrich Office Park as well as other properties. Forestry operating property includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

Depreciation expense related to real estate investments was $6.8 million, $6.0 million and $6.2 million in 2019, 2018 and 2017, respectively. Depletion and amortization expense related to the Company’s timber operations was $0.3 million in 2019 and $0.5 million in each 2018 and 2017.

4. Real Estate Joint Ventures

The Company enters into real estate JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the VIE activities that most significantly impact economic performance and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements, where the Company or its JV partners have provided guarantees. See Note 12. Debt, Net and Note 22. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 120 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project

F  22

development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019.

Reliant Title JV

Reliant Title JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2019, the Company owned a 66.0% interest in the consolidated JV. A wholly owned subsidiary of the Company is the managing member of Reliant Title JV and is responsible for the day-to-day activities of the JV. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Reliant Title JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida. The JV parties are working together to develop and construct a 107 unit community. The community will be located on land that was contributed to the JV by the Company. As of December 31, 2019, the Company owned an 87.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community, which was contributed to the JV by the Company. As of December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to construct the remaining 24 units of the 240 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2019 and 2018 the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019 and 2018.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2019 and 2018, the Company owned a 60.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2019 and 2018.

F  23

Windmark JV

As of December 31, 2018, the Company owned a 49.0% interest in Windmark JV. A wholly owned subsidiary of the Company was the managing member of Windmark JV and ran its day-to-day operations. Windmark JV owned and its members made major decisions related to the management and development of the WindMark Beach project. The Company determined Windmark JV was a VIE and that the Company was the VIE’s primary beneficiary as of December 31, 2018. During 2019, the Windmark JV distributed property to the two other JV members and a wholly owned subsidiary of the Company purchased the property from the two other members for a total consideration of $11.6 million and, as a result, the Company now owns 100.0% of the WindMark project.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2019	2018
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$791	$—
Pier Park TPS JV	3,083	1,105
Busy Bee JV (b)	1,210	—
Total investment in unconsolidated joint ventures	$5,084	$1,105

Outstanding debt of unconsolidated JVs
Pier Park TPS JV	$6,791	$—
Busy Bee JV	1,451	—
Total outstanding debt of unconsolidated JVs (c)	$8,242	$—

(a)	JV was formed in June 2019.
(b)	JV was formed in July 2019.
(c)	See Note 22. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in loss from unconsolidated affiliates:

Year Ended December 31, 2019
Equity in loss from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$71
Pier Park TPS JV	6
Total equity in loss from unconsolidated affiliates	$77

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community and the sales center is currently under construction. The community will be located on land that will be contributed to the JV by the Company. The first phase is estimated to include approximately 3,500 residential homes which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2019, the Company owned a 50.0% voting interest in the JV. Each JV member initially contributed and will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution will be returned at an average of $10,000 as each home is sold by the JV. Per the JV agreement, the Company will provide interest-bearing financing in the form of a

F  24

promissory note to the Latitude Margaritaville Watersound JV to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV. The day-to-day activities of the JV will be managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

December 31,
2019
BALANCE SHEETS:
Investment in real estate	$1,116
Cash and cash equivalents	525
Total assets	$1,641

Other liabilities	$58
Equity	1,583
Total liabilities and equity	$1,641

Year Ended December 31, 2019
STATEMENT OF OPERATIONS:
Total expenses	$142
Net loss	$142

Pier Park TPS JV

Pier Park TPS, LLC was created in April 2018. The Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019, with a fair value of $1.7 million. In addition, during 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of December 31, 2018, the Company had an investment in the JV project of $1.1 million that was contributed to the JV during the first quarter of 2019. As of December 31, 2019 and 2018, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 22. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

F  25

Summarized financial information for Pier Park TPS JV is as follows:

	December 31,	December 31,
	2019	2018
BALANCE SHEETS:
Investment in real estate	$14,775	$285
Cash and cash equivalents	51	64
Other assets	12	—
Total assets	$14,838	$349

Debt, net	$6,480	$—
Other liabilities	2,193	3
Equity	6,165	346
Total liabilities and equity	$14,838	$349

	Year Ended December 31,
	2019	2018
STATEMENT OF OPERATIONS:
Total expenses	$13	$—
Net loss	$13	$—

Busy Bee JV

SJBB, LLC was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The fuel station and convenience store will be located on land that the Company contributed to the JV on July 5, 2019. The investment in the unconsolidated JV of $1.2 million as of December 31, 2019 includes $1.4 million for the fair value of land contributed by the Company, which was offset by a $0.2 million note receivable from the JV partner. The project is currently under construction with no income or loss impacting the consolidated statements of income for 2019. As of December 31, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 22. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

December 31,
2019
BALANCE SHEETS:
Investment in real estate	$3,886
Cash and cash equivalents	36
Other assets	28
Total assets	$3,950

Debt, net	$1,349
Other liabilities	181
Equity	2,420
Total liabilities and equity	$3,950

F  26

ALP

Through November 2018, the Company was a partner in ALP and beneficially owned 23.9% of ALP’s outstanding beneficial interest units, for which the Company had no basis. In November 2018, the Company received a final distribution of $2.2 million, which is recorded in other income, net on the consolidated statements of income.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$178	$—	$(125)	$53
	178	—	(125)	53
Restricted investments:
Short-term bond	2,239	11	—	2,250
Money market fund	114	—	—	114
	2,353	11	—	2,364
	$2,531	$11	$(125)	$2,417

	December 31, 2018
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$6,936	$1	$—	$6,937
Corporate debt securities	2,908	—	(887)	2,021
	9,844	1	(887)	8,958
Restricted investments:
Short-term bond	3,274	—	(9)	3,265
Money market fund	167	—	—	167
	3,441	—	(9)	3,432
	$13,285	$1	$(896)	$12,390

During 2019, net realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $4.0 million, proceeds from the maturity of available-for-sale securities were $7.0 million and purchases of available-for-sale securities were $0.1 million.

During 2018, net realized losses from the sale of available-for-sale securities were $1.0 million, proceeds from the sale of available-for-sale securities were $64.7 million, proceeds from the maturity of available-for-sale securities were $10.0 million and purchases of available-for-sale securities were $7.0 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

December 31, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$53	$125

F  27

	December 31, 2018
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$1,843	$887
Restricted investments:
Short-term bond	—	—	3,265	9
	$—	$—	$5,108	$896

As of December 31, 2019, the Company had unrealized losses of $0.1 million related to corporate debt securities. The Company had unrealized losses of $0.9 million as of December 31, 2018 related to corporate debt securities and restricted investments. As of December 31, 2019 and 2018, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery. During 2018, the Company determined that unrealized losses related to its corporate debt securities were other-than-temporary and recorded an impairment of $2.3 million for credit-related loss in investment income, net in the Company’s consolidated statements of income.

The amortized cost and estimated fair value of investments – debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$178	$53
Restricted investments	2,353	2,364
	$2,531	$2,417

Investments – Equity Securities

As of December 31, 2019 and 2018, investments – equity securities included $9.7 million and $36.1 million, respectively, of preferred stock investments recorded at fair value. During 2019 and 2018, the Company had net unrealized losses on investments – equity securities of $5.3 million and $3.0 million respectively, which were included within investment income, net on the consolidated statements of income. Prior to 2018, unrealized gains and losses related to investments – equity securities were recognized in other comprehensive income (loss). As of January 1, 2018, the outstanding unrealized losses of $0.9 million were reclassified to retained earnings with the adoption of ASU 2016-01.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of December 31, 2019, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.30% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Pursuant to the terms of the Investment Management Agreement, as amended, with the Company, FCM agreed to supervise and direct the investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires the consent of at least two members of the Investment Committee, (iii) 25% of the investment account must be held in cash and cash

F  28

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$21,043	$—	$—	$21,043
Commercial paper	138,220	—	—	138,220
U.S. Treasury Bills	6,990	—	—	6,990
	166,253	—	—	166,253

Investments - debt securities:
Corporate debt securities	—	53	—	53
	—	53	—	53

Investments - equity securities:
Preferred stock	—	9,746	—	9,746
	—	9,746	—	9,746

Restricted investments:
Short-term bond	2,250	—	—	2,250
Money market fund	114	—	—	114
	2,364	—	—	2,364
	$168,617	$9,799	$—	$178,416

F  29

	December 31, 2018
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$43,346	$—	$—	$43,346
Commercial paper	107,586	—	—	107,586
U.S. Treasury Bills	29,998	—	—	29,998
	180,930	—	—	180,930

Investments - debt securities:
U.S. Treasury Bills	6,937	—	—	6,937
Corporate debt securities	—	2,021	—	2,021
	6,937	2,021	—	8,958

Investments - equity securities:
Preferred stock	10,470	25,662	—	36,132

Restricted investments:
Short-term bond	3,265	—	—	3,265
Money market fund	167	—	—	167
	3,432	—	—	3,432
	$201,769	$27,683	$—	$229,452

Money market funds, commercial paper, U.S. Treasury Bills, certain preferred stock investments and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds, commercial paper and short term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

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

Restricted investments are included within other assets on the consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2019 and 2018, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. See Note 18. Employee Benefit Plan.

F  30

Liabilities measured at fair value on a recurring basis are as follows:

		December 31, 2019
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$336	$—	$336
		$—	$336	$—	$336

In June 2019 the Company entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million. As of December 31, 2019, the interest rate swap was recorded at its estimated fair value, based on level 2 measurements, of $0.3 million and is included within other liabilities on the consolidated balance sheet. The gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive income into interest expense during December 31, 2019. See Note 12. Debt, Net for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred that is other-than-temporary. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2019 and 2018. See Note 4. Real Estate Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. During 2019 the Company did not record any impairment charges related to long-lived assets. During 2018 and 2017, the Company recorded impairment charges of $0.1 million and $0.7 million, respectively, included in cost of hospitality revenue, related to non-strategic hospitality assets.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
•	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
•	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

F  31

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2019			December 31, 2018
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills and cash	$6,771	$6,712	1	$7,384	$7,092	1
Liabilities
Debt
Fixed-rate debt	$89,969	$92,276	2	$68,146	$67,126	2
Variable-rate debt	4,538	4,538	2	2,830	2,830	2
Total debt	$94,507	$96,814		$70,976	$69,956
Senior Notes held by SPE	$177,026	$204,347	3	$176,775	$193,293	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including the $200.0 million fifteen-year installment Timber Note issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2019, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.4 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2019 consist of $177.0 million, net of the $3.0 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle, which resulted in widespread damage to the area. The majority of the Company’s properties incurred minimal or no damage; however the Company’s Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and will remain closed during the reconstruction of significant portions of these assets, which is currently underway.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences are likely to exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During 2019, $1.3 million of insurance proceeds were received related to business interruption insurance, included within cost of hospitality revenue on the consolidated statements of income. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During 2018, the Company recorded a loss on disposal of assets of $7.3 million related to the net book value of the marinas, certain forestry assets, commercial and multi-family leasing assets. During 2019, the Company recognized $5.3 million of insurance proceeds. During 2018, the Company recognized $7.2 million of insurance proceeds, of which $6.7 million was included in accounts receivable, net and were received during 2019. The loss on disposal of assets and insurance proceeds were recorded in other income, net on the consolidated statements of income.

F  32

During 2018, the Company recorded timber loss expense of $0.3 million included in other income, net on the consolidated statements of income. The majority of the Company’s other timberlands had little or no damage.

During 2019 and 2018, the Company incurred costs of $2.7 million and $1.0 million, respectively for additional hurricane expense items such as repairs, clean-up costs, landscape repairs, demolition costs, professional fees, food spoilage, damaged inventory and temporary housing for employees included in other income, net on the consolidated statements of income.

The Company expects that its results of operations related to the marinas and timber assets will be impacted in the near term.

8. Sale of Vacation Rental Management

In December 2017, the Company entered into and consummated the PCR Purchase Agreement with PCR for the sale of the Company’s short term vacation rental management business. In December 2017, the Company completed the sale to PCR for approximately $9.9 million, which resulted in a net gain of $9.8 million.

9. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

Year Ended
December 31, 2019
Leasing revenue
Lease payments	$11,637
Variable lease payments	3,944
Total leasing revenue	$15,581

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2019, for the years ending December 31 are:

2020	$14,595
2021	10,864
2022	9,896
2023	7,836
2024	6,547
Thereafter	17,762
$67,500

As of December 31, 2019, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in corporate and hospitality operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Prior to the adoption ASU 2016-02 on

F  33

January 1, 2019 lease assets and liabilities for operating leases were not recognized. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

Year Ended
December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$40
Interest on lease liability	9
Operating lease cost	238
Short-term lease cost	721
Total lease cost	$1,008

Other information
Weighted-average remaining lease term - finance lease (in years)	4.2
Weighted-average remaining lease term - operating leases (in years)	3.1
Weighted-average discount rate - finance lease	5.0%
Weighted-average discount rate - operating leases	5.0%

The aggregate payments of finance lease liability subsequent to December 31, 2019, for the years ending December 31 are:

2020	$54
2021	54
2022	54
2023	54
2024	10
Total	226
Less imputed interest	(22)
Total finance lease liability	$204

The aggregate payments of operating lease liabilities subsequent to December 31, 2019, for the years ending December 31 are:

2020	$246
2021	180
2022	102
2023	63
2024	12
Thereafter	293
Total	896
Less imputed interest	(205)
Total operating lease liabilities	$691

F  34

10. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2019	2018
Restricted investments	$2,364	$3,432
Accounts receivable, net	6,957	14,061
Homesite sales receivable	5,211	2,977
Claim settlement receivable	—	2,679
Notes receivable	3,252	2,265
Income tax receivable	2,843	3,914
Prepaid expenses	6,592	6,751
Straight-line rent	3,292	3,581
Operating lease right-of-use assets	691	—
Other assets	5,715	5,069
Retained interest investments	12,214	11,536
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$52,069	$59,203

Restricted Investments

The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated balance sheets until they are allocated to current or future 401(k) plan participants for up to the next two years. See Note 18. Employee Benefit Plan.

Accounts Receivable, Net

As of December 31, 2018, accounts receivable, net included $6.7 million of insurance proceeds receivable from the Company’s insurance carriers for property damage related to Hurricane Michael, which were received during 2019. See Note 7. Hurricane Michael for additional information.

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

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	December 31, 2019
Homesite sales receivable	$2,977	$4,755	$(2,521)	$5,211

F  35

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2018	for Homesites Sold	Received/Transferred	December 31, 2018
Homesite sales receivable	$2,585	$2,085	$(1,693)	$2,977

Claim Settlement Receivable

The remaining settlement amount of $2.7 million as of December 31, 2018 was received in October 2019. Interest income for the years ended December 31, 2019 and 2018 was $0.1 million and for the year ended December 31, 2017 was $0.2 million.

Notes Receivable

Notes receivable consist of the following:

	December 31,	December 31,
	2019	2018
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2021	$1,514	$—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due December 2021	872	—
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due May 2039	363	—
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due July 2039	206	—
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	128	150
Various mortgage notes, secured by certain real estate, bearing interest at various rates	85	141
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2020	84	422
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, paid in December 2019	—	749
Pier Park Community Development District notes, non-interest bearing, paid in August 2019	—	803
Total notes receivable	$3,252	$2,265

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes and the need for an allowance for doubtful notes receivable at each reporting date. As of December 31, 2019 and 2018, there was no allowance for doubtful notes receivable.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2019 and 2018. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.7 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $12.2 million and $11.5 million as of December 31, 2019 and 2018, respectively, recorded in other assets on the Company’s consolidated balance sheets.

F  36

11. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2019	2018
Railroad and equipment	$33,626	$33,626
Furniture and fixtures	24,062	22,438
Machinery and equipment	11,100	8,964
Office equipment	5,920	5,237
Autos, trucks and aircraft	6,274	988
	80,982	71,253
Less: Accumulated depreciation	63,223	60,271
	17,759	10,982
Construction in progress	1,259	1,049
Total property and equipment, net	$19,018	$12,031

Depreciation expense on property and equipment was $3.2 million, $2.4 million and $1.9 million in 2019, 2018 and 2017, respectively.

12. Debt, Net

Debt consists of the following:

	December 31, 2019			December 31, 2018
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$45,514	$380	$45,134	$46,423	$446	$45,977
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	34,610	1,087	33,523	15,399	1,114	14,285
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,977	—	6,977	6,324	—	6,324
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	2,868	454	2,414	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.5% at December 31, 2019)	1,594	20	1,574	—	—	—
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 3.5% at December 31, 2019)	1,535	14	1,521	1,585	16	1,569
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 3.5% at December 31, 2019)	1,409	23	1,386	1,245	26	1,219
Total debt	$94,507	$1,978	$92,529	$70,976	$1,602	$69,374

In October 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest

F  37

payments with a final balloon payment at maturity. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

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

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $17.7 million and $19.9 million at December 31, 2019 and 2018, respectively. The Company pays interest on this total outstanding CDD debt.

In March 2017, a wholly owned subsidiary of the Company entered into a $1.6 million construction loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Construction Loan”). The Pier Park Outparcel Construction Loan provides for principal and interest payments with a final balloon payment at maturity. The Pier Park Outparcel Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.

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

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan to finance the construction of apartments in Watersound, Florida. The Watersound Origins Crossings JV Loan provides for interest only payments for the first thirty months and principal and interest payments thereafter through maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

F  38

In June 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of an assisted living community in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Company entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. As of December 31, 2019, there was no principal balance and the JV incurred $0.3 million of loan costs related to the Watercrest JV Loan.

In August 2019, a wholly owned subsidiary of the Company entered into a $5.5 million loan to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for interest only payments for the first twelve months and principal and interest payments thereafter through maturity in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. As of December 31, 2019, there was no principal balance and the Company incurred $0.1 million of loan costs related to the Beckrich Building III Loan.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. The Company is the sole guarantor and will receive a fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of December 31, 2019, there was no principal balance and the Company incurred $0.3 million of loan costs related to the PPC II JV Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of December 31, 2019 the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to December 31, 2019 are:

December 31,
2019
2020	$2,029
2021	2,242
2022	2,293
2023	2,319
2024	5,079
Thereafter	80,545
$94,507

F  39

13. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2019	2018
Accounts payable	$16,207	$10,148
Finance lease liability	204	—
Operating lease liabilities	691	—
Accrued compensation	3,151	3,112
Other accrued liabilities	3,277	2,560
Deferred revenue	18,972	17,478
Club initiation fees	6,917	5,676
Club membership deposits	3,985	4,286
Advance deposits	946	1,277
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$57,200	$47,387

Deferred revenue as of December 31, 2019 and 2018 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	December 31, 2019
Contract liabilities
Club initiation fees	$5,676	$3,083	$(1,842)	$6,917

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2018	Cash Received	Revenue Recognized	December 31, 2018
Contract liabilities
Club initiation fees	$5,199	$1,886	$(1,409)	$5,676

Advance deposits consist of deposits received on hotel rooms. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

F  40

14. Income Taxes

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$1,070	$4,305	$7,418
State	—	—	48
Total	1,070	4,305	7,466
Deferred:
Federal	5,903	488	(23,512)
State	2,474	(5,529)	(1,835)
Total	8,377	(5,041)	(25,347)
Income tax expense (benefit)	$9,447	$(736)	$(17,881)

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2019	2018	2017
Income tax expense (benefit)	$9,447	$(736)	$(17,881)
Income tax recorded in accumulated other comprehensive loss
Income tax expense (benefit)	116	685	(2,488)
Total income tax expense (benefit)	$9,563	$(51)	$(20,369)

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2019 and 2018 and 35% as of December 31, 2017 to pre-tax income or loss as a result of the following:

	Year Ended December 31,
	2019	2018	2017
Tax at the statutory federal rate	$7,607	$6,643	$14,594
State income taxes (net of federal benefit)	1,477	1,392	1,340
Decrease in valuation allowance, net	—	(4,993)	(142)
Decrease in uncertain tax positions	—	(2,165)	—
Change in US and State tax rates	1,006	(1,035)	(33,542)
Benefit of Qualified Opportunity Zone investment	(561)	—	—
Dividend received deduction	(188)	(322)	(530)
Other permanent items	106	(256)	399
Total income tax expense (benefit)	$9,447	$(736)	$(17,881)

F  41

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
State net operating loss carryforwards	$14,316	$15,709
Impairment losses	36,751	38,907
Prepaid income from land sales	3,180	2,597
Capitalized costs	2,468	2,107
Reserves and accruals	1,672	1,789
Unrealized losses on investments	2,282	1,008
Other	765	711
Total gross deferred tax assets	61,434	62,828
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	4,000	2,358
Deferred gain on land sales and involuntary conversions	24,956	19,236
Installment sales	83,275	83,268
Pension Plan assets transferred to the 401(k) plan	580	872
Other	1,431	1,409
Total gross deferred tax liabilities	114,242	107,143
Net deferred tax liabilities	$(52,808)	$(44,315)

As of December 31, 2019 and 2018, the Company had state net operating loss carryforwards of $341.4 million and $357.0 million, respectively and no federal net operating loss carryforwards. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2029. As of December 31, 2017, the Company had a federal income tax receivable of $8.4 million related to the reclassification of a U.S. federal AMT credit carryforward following the enactment of the Tax Act in December 2017, which is refundable to the Company in the years 2018 through 2021. During the year ended December 31, 2018, the U.S. federal AMT credit receivable decreased $4.5 million to $3.9 million due to the utilization in 2018. During the year ended December 31, 2019 the U.S. federal AMT credit receivable decreased $1.1 million to $2.8 million due to the expected utilization in 2019.

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

On September 12, 2019, the Florida Department of Revenue announced that the corporate income tax rate for tax years 2019, 2020, and 2021 was reduced from 5.5% to 4.458%. As a result, the Company has recorded $1.0 million of income tax expense during 2019 to adjust its deferred tax balances due to the impact on the Company’s existing Florida net operating loss carried forward in addition to other temporary differences.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. In 2018, the Company reassessed its need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax profits. Based on this assessment the Company determined it had the ability to fully realize the future benefit of its net operating loss carryforward and released the valuation allowance in full resulting in a $5.0 million tax benefit in 2018.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential

F  42

examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any unrecognized tax benefits as of December 31, 2019 and 2018. The Company had approximately $2.1 million of total unrecognized tax benefits as of December 31, 2017. During 2018, the Company recognized a $2.1 million income tax benefit due to the expiration of the statute of limitations for the tax year covering the previously unrecognized tax benefits. There were no penalties required to be accrued as of December 31, 2019 and 2018. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

The Company is currently open to examination by taxing authorities for the years ended December 31, 2016 through 2018. The IRS has completed a limited scope review of the Company’s tax returns for 2016 without adjustment.

15. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized (Loss) and	Unrealized Loss
	Gain on Available-for-	Cash Flow
	Sale Securities	Hedge	Total
Accumulated other comprehensive loss at December 31, 2017	$(1,461)	$—	$(1,461)
Other comprehensive loss before reclassifications	(2,127)	—	(2,127)
Amounts reclassified from accumulated other comprehensive loss	2,914	—	2,914
Other comprehensive income	787	—	787
Accumulated other comprehensive loss at December 31, 2018	$(674)	$—	$(674)
Other comprehensive income (loss) before reclassifications	642	(251)	391
Amounts reclassified from accumulated other comprehensive loss	(52)	—	(52)
Other comprehensive income (loss)	590	(251)	339
Accumulated other comprehensive loss at December 31, 2019	$(84)	$(251)	$(335)

Following is a summary of the tax effects allocated to other comprehensive income (loss):

	Year Ended December 31, 2019
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$842	$(214)	$628
Unrealized gain on restricted investments	18	(4)	14
Interest rate swap	(336)	85	(251)
Reclassification adjustment for net gain included in earnings	(69)	17	(52)
Net unrealized gain	455	(116)	339
Other comprehensive income	$455	$(116)	$339

F  43

	Year Ended December 31, 2018
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(2,845)	$723	$(2,122)
Unrealized loss on restricted investments	(6)	2	(4)
Reclassification adjustment for net loss included in earnings	1,061	(269)	792
Reclassification adjustment for other-than-temporary impairment loss included in earnings	2,330	(592)	1,738
Reclassification into retained earnings for the adoption of ASU 2016-01 (1)	932	(236)	696
Reclassification into retained earnings for the adoption of ASU 2018-02 (2)	—	(313)	(313)
Net unrealized gain	1,472	(685)	787
Other comprehensive income	$1,472	$(685)	$787

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

During the years ended December 31, 2019 and 2018, the Company repurchased 1,263,159 and 5,238,566 shares, respectively, of its common stock at an average purchase price of $16.59 and $17.82, per share, respectively, for an aggregate purchase price of $20.8 million and $93.4 million, respectively, pursuant to its Stock Repurchase Program. As of August 15, 2019, the Company had a total authority of $35.8 million available for purchase of shares of its common stock pursuant to its previously announced Stock Repurchase Program. On August 15, 2019, the Company’s Board authorized additional repurchase authority of up to $64.2 million of the Company’s shares of its common stock under the Stock Repurchase Program, bringing the total authorized repurchase authority to $100.0 million. As of December 31, 2019, the Company had a total authority of $86.2 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million of cash and cash equivalents. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

In December 2019, the Company retired 1,263,159 shares of treasury stock at a value of $20.8 million. In September 2018, the Company retired 5,238,566 shares of treasury stock at a value of $93.4 million.

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

F  44

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

For each of the years ended December 31, 2019, 2018 and 2017, the Company recorded expense of $0.1 million, related to restricted stock awards to the Company’s directors.

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

17. Stock Based Compensation

The Company’s 2015 Performance and Equity Incentive Plan offers a stock incentive plan whereby awards are granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. As of December 31, 2019, 1,463,543 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in other operating and corporate expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2019	2018	2017
Stock compensation expense before tax benefit	$77	$71	$76
Income tax benefit	(19)	(19)	(22)
	$58	$52	$54

In 2019, 2018 and 2017, the Company granted 5,708, 2,778 and 5,334 shares, respectively, of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 2,778, 5,334 and 2,229 vested during the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had 5,708 unvested restricted stock units outstanding, which will vest in May 2020. The weighted average

F  45

grant date fair value of restricted stock units during 2019, 2018 and 2017 were $17.52, $18.00 and $18.75, respectively. The total fair values of restricted stock units that vested were $0.1 million during each 2019, 2018 and 2017.

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

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2019 and 2018, the fair value of these assets was recorded in other assets on the Company’s consolidated balance sheets and were $2.4 million and $3.4 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated up to the next two years. During both 2019 and 2018, the Company recorded an expense of $1.1 million and during 2017 the Company recorded an expense of $1.2 million, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of income and was less than a $0.1 million loss for the years ended December 31, 2019 and 2018 and less than a $0.1 million gain for the year ended December 31, 2017.

19. RiverTown Impact Fees

As part of the Company’s April 2014 RiverTown transaction, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), was obligated to pay certain impact fees to the Company prior to April 2, 2019 and, depending on circumstances, potentially thereafter. In June 2018, the Company received $23.1 million from Mattamy to pay the estimated impact fees based on Mattamy’s current development plans and the impact fee schedule in effect at the time of the payment. For the year ended December 31, 2018, the impact fees of $23.1 million were included in real estate revenue in the Company’s consolidated statements of income. Mattamy may be required to pay to the Company additional impact fees based on its future development plans. Any consideration the Company may receive for additional impact fees will be based on a variety of factors outside the Company’s control or ability to estimate, including impact fee increases or decreases by St. Johns County, home sizes and the number of homes built in the project. The Company received impact fees for a total of $1.3 million, $23.7 million and $0.9 million during 2019, 2018 and 2017, respectively.

F  46

20. Other Income (Expense)

Other income (expense) consists of the following:

	Year Ended December 31,
	2019	2018	2017
Investment income, net
Interest and dividend income	$7,375	$9,060	$16,380
Accretion income	84	684	1,983
Net realized gain (loss) on the sale of investments	87	(973)	10,750
Other-than-temporary impairment loss	—	(2,330)	(2,288)
Unrealized loss on investments, net	(5,342)	(3,035)	—
Interest income from investments in SPEs	8,190	8,197	8,201
Interest accrued on notes receivable and other interest	320	547	384
Total investment income, net	10,714	12,150	35,410
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,801)	(8,788)	(8,777)
Other interest expense	(3,501)	(3,052)	(3,368)
Total interest expense	(12,302)	(11,840)	(12,145)
Sale of vacation rental management, net	—	—	9,800
Other income (expense), net
Gain on land contribution to equity method investment	2,317	—	—
Accretion income from retained interest investments	1,325	1,232	1,100
Gain on insurance recovery	5,314	7,199	—
Loss from hurricane damage	(2,704)	(8,628)	—
Miscellaneous income, net	198	1,349	3,613
Other income, net	6,450	1,152	4,713
Total other income, net	$4,862	$1,462	$37,778

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

Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities. Prior to 2018, unrealized gains or losses related to these investments were recorded in accumulated other comprehensive loss.

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

F  47

costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

During 2019, 2018 and 2017 the Company capitalized $0.6 million, $0.2 million and less than $0.1 million, respectively, in interest related to projects under development. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

Sale of Vacation Rental Management, Net

Sale of vacation rental management, net includes a gain of $9.8 million from the PCR Rentals Sale in December 2017. See Note 8. Sale of Vacation Rental Management for further discussion.

Other Income, Net

Other income, net primarily includes gain on land contributions, income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

Gain on land contribution to equity method investment for the year ended December 31, 2019 includes a gain of $0.8 million on land contributed to the Company’s unconsolidated Busy Bee JV and a gain of $1.5 million on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.8%

During the year ended December 31, 2019 the company had a $5.3 million gain on insurance recovery and incurred $2.7 million of loss from hurricane damage related to Hurricane Michael. The year ended December 31, 2018 includes a $7.2 million gain on insurance recovery and $8.6 million of loss from hurricane damage, which includes $7.3 million for loss on disposal of assets related to damage and $1.3 million of expenses related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net for the year ended December 31, 2018 primarily consists of $2.2 million of income related to the final distribution from the Company’s unconsolidated JV ALP, offset by $0.6 million for a homeowners’ association settlement related to one of the Company’s residential communities. Miscellaneous income, net for the year ended December 31, 2017, includes an insurance settlement negotiated by the Company that resulted in proceeds of $3.5 million for reimbursement of certain attorney fees and related costs incurred by the Company.

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

The Company uses income before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest, cash flows and other measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described herein. Total revenue represents sales to unaffiliated customers, as reported in the Company’s consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue, title fee revenue and corporate operating and general and administrative expenses, net of investment income.

F  48

Information by business segment is as follows:

	Year Ended December 31,
	2019	2018	2017
Operating revenue:
Residential real estate (a)	$41,586	$43,266	$22,248
Hospitality	45,720	39,576	54,319
Commercial leasing and sales	22,458	16,485	14,510
Forestry revenue	16,365	8,135	8,443
Other (b)	956	2,814	518
Consolidated operating revenue	$127,085	$110,276	$100,038

Cost of revenue:
Cost of residential real estate revenue	$20,492	$10,215	$12,971
Cost of hospitality revenue	33,924	33,385	47,300
Cost of commercial leasing and sales revenue	8,549	6,397	5,979
Cost of forestry revenue	1,044	1,097	903
Cost of other revenue	77	223	41
Consolidated cost of revenue	$64,086	$51,317	$67,194

Other operating and corporate expenses:
Residential real estate	$4,873	$4,717	$4,329
Hospitality	838	533	462
Commercial leasing and sales	3,052	3,183	3,444
Forestry	427	384	396
Other	12,199	11,740	11,751
Consolidated other operating and corporate expenses	$21,389	$20,557	$20,382

Depreciation, depletion and amortization:
Residential real estate	$283	$288	$363
Hospitality	4,579	3,640	4,049
Commercial leasing and sales	4,939	4,411	3,729
Forestry	314	514	575
Other	172	145	169
Consolidated depreciation, depletion and amortization	$10,287	$8,998	$8,885

Investment income, net:
Residential real estate and other	$184	$320	$89
Corporate (c)	10,530	11,830	35,321
Consolidated investment income, net	$10,714	$12,150	$35,410

Interest expense:
Residential real estate	$717	$867	$1,164
Commercial leasing and sales	2,739	2,180	2,200
Corporate and other (d)	8,846	8,793	8,781
Consolidated interest expense	$12,302	$11,840	$12,145

Sale of vacation rental management, net:
Hospitality (e)	$—	$—	$9,800
Consolidated sale of vacation rental management, net	$—	$—	$9,800

F  49

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential real estate (a)	$15,144	$26,919	$3,683
Hospitality	6,574	1,817	12,664
Commercial leasing and sales	6,632	(121)	(836)
Forestry	14,607	6,222	6,586
Other	(6,772)	(3,971)	19,258
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$36,185	$30,866	$41,355

Equity in loss from unconsolidated affiliates
Residential real estate	$(71)	$—	$—
Commercial leasing and sales	(6)	—	—
Consolidated equity in loss from unconsolidated affiliates	$(77)	$—	$—

Capital expenditures:
Residential real estate	$28,639	$15,865	$8,407
Hospitality	15,923	7,400	4,918
Commercial leasing and sales	67,254	20,483	25,248
Forestry	1,965	1,069	1,100
Other	505	379	207
Total capital expenditures	$114,286	$45,196	$39,880

	December 31,	December 31,
	2019	2018
Total assets:
Residential real estate	$139,349	$127,999
Hospitality	89,570	68,389
Commercial leasing and sales	232,715	182,658
Forestry	21,221	20,189
Other	426,378	471,727
Total assets	$909,233	$870,962

(a)	Includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees.
(b)	Includes revenue of $2.2 million in 2018 related to a specific sale of mitigation bank credits.
(c)	Includes interest income from investments in SPEs of $8.2 million in each 2019, 2018 and 2017.
(d)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2019, 2018 and 2017.
(e)	Includes a net gain of $9.8 million from the PCR Rentals sale in 2017. See Note 8. Sale of Vacation Rental Management.

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

F  50

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $1.5 million and $1.2 million as of December 31, 2019 and 2018, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of December 31, 2019 and 2018, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $10.7 million and $9.4 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2019, the Company had a total of $98.8 million in construction and development related contractual obligations, of which a significant portion will be funded through committed financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor the Company’s liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or guarantor; and the dissolution of the borrower or guarantor. As of December 31, 2019, $6.8 million was outstanding on the Pier Park TPS JV Loan.

F  51

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 and a $1.2 million equipment loan maturing in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion. As guarantor, the Company’s liability under the loans upon substantial completion will be reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of December 31, 2019, $1.4 million was outstanding on the Busy Bee JV Construction Loan and less than $0.1 million was outstanding on the Busy Bee JV Equipment Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of December 31, 2019.

As part of certain sales of timberlands in 2007, 2008 and 2014, the Company generated significant tax gains. The installment notes structure allowed the Company to defer the resulting federal tax liability of $33.7 million until 2022 - 2023 and $37.8 million until 2029, respectively, the maturity dates for the installment notes. The Company has a deferred tax liability related to the gains in connection with these sales.

23. Quarterly Financial Data (unaudited)

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,
2019
Operating revenue	$42,660	$32,856	$35,546	$16,023
Operating income (loss)	$15,196	$7,420	$10,868	$(2,161)
Net income attributable to the Company	$8,688	$5,717	$10,373	$1,997
Basic and diluted income per share attributable to the Company (1)	$0.15	$0.10	$0.17	$0.03
2018
Operating revenue (2)	$16,301	$23,676	$50,434	$19,865
Operating (loss) income (2)	$(1,343)	$1,944	$29,344	$(541)
Net (loss) income attributable to the Company	$(66)	$5,483	$26,195	$757
Basic and diluted income per share attributable to the Company (1)	$—	$0.09	$0.41	$0.01

(1)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not be consistent with the per share amounts for the year.

(2)	The quarter ended June 30, 2018 includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 19. RiverTown Impact Fees.

F  52

 THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(in thousands)

		Initial Cost to Company (2)			Gross Amount at December 31, 2019
				Costs Capitalized
				Subsequent to				Accumulated	Date of	Depreciation
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or	Life
Description (1)	Encumbrances	Improvements	Improvements	Construction (3)	Improvements	Improvements	Total	Amortization	Acquisition	(In Years)
Residential developments	$2,362	$45,445	$13,595	$68,329	$121,268	$6,101	$127,369	$4,542	through 2019	5-25
Hospitality
WaterColor Inn	—	2,362	15,149	9,303	2,832	23,982	26,814	10,409	2002, 2013, 2018-2019	10 - 40
Pier Park Hospitality	2,637	—	—	7,139	7,139	—	7,139	—	2019	N/A
Clubs and golf courses	—	34,608	20,132	3,799	39,638	18,901	58,539	22,031	2001 - 2007, 2018-2019	10 - 25
Marinas	—	5,350	2,652	443	5,784	2,661	8,445	1,651	2006 - 2007, 2019	10 - 25
Other	1,574	—	5,470	660	572	5,558	6,130	2,131	2008 - 2009, 2019	10 - 30
Commercial leasing and sales
Leasing properties:
Pier Park North	45,134	13,711	35,243	3,115	13,711	38,358	52,069	9,364	2014 - 2017	15 - 39
Town centers	—	713	21,887	(2,136)	789	19,675	20,464	15,974	2001 - 2008	10 - 25
VentureCrossings	—	5,792	24,490	3,486	9,828	23,940	33,768	4,330	2012, 2017, 2019	10 - 39
Watersound Origins Crossings	2,414	21	—	7,584	7,605	—	7,605	—	2019	N/A
Pier Park Crossings	33,523	6,886	22,501	4,823	11,708	22,502	34,210	317	2018-2019	20-39
Pier Park Crossings Phase II	—	361	—	1,820	2,181	—	2,181	—	2019	N/A
Watercrest	—	894	—	8,724	9,618	—	9,618	—	2019	N/A
Other	2,907	3,540	11,057	14,343	17,712	11,228	28,940	1,355	through 2019	10 - 39
Commercial developments	1,978	34,816	—	21,175	55,991	—	55,991	73	through 2019	5
Timberlands	—	6,627	1,806	12,755	19,382	1,806	21,188	2,045	n/a	5 - 30
Unimproved land	—	85	—	4,477	4,562	—	4,562	34	n/a	15 - 20
Total	$92,529	$161,211	$173,982	$169,839	$330,320	$174,712	$505,032	$74,256

(1)	Substantially all real estate properties are located in Northwest Florida.
(2)	Includes initial costs to the Company to place the assets in service.
(3)	Includes cumulative impairments.

F  53

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2019 for federal income tax purposes is approximately $503.8 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31,	December 31,	December 31,
	2019	2018	2017
Balance at beginning of the year	$418,494	$404,376	$381,969
Amounts capitalized	109,699	43,306	39,261
Impairments	—	(99)	(714)
Cost of real estate sold	(23,608)	(18,928)	(14,274)
Amounts retired or adjusted	447	(10,161)	(1,866)
Balance at the end of the year	$505,032	$418,494	$404,376

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31,	December 31,	December 31,
	2019	2018	2017
Balance at beginning of the year	$67,500	$71,752	$67,349
Depreciation expense	6,756	6,018	6,245
Amounts retired or adjusted	—	(10,270)	(1,842)
Balance at the end of the year	$74,256	$67,500	$71,752

F  54

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2019

(in thousands)

							Principal Amount of
			Periodic		Face	Carrying	Loans Subject to
			Payment		Amount of	Amount of	Delinquent Principal
Description (a)	Interest Rate	Final Maturity Date	Terms	Prior Liens	Mortgages	Mortgages	or Interest
Seller financing, residential homesites	5.5%	June 2021	P&I(b)	—	$1,514	$1,514	$—
Seller financing, residential homesites	5.5%	December 2021	P&I(b)	—	872	872	—
Seller financing, residential homesites	5.5%	June 2020	P&I(c)	—	84	84	—
Seller financing, residential homesites	6.3%	March 2020	P&I(d)	—	128	128	128
Various other seller financing, rural land	6.4% to 6.5%	December 2022 through November 2023	P&I(e)	—	85	85	—
Total(f)					$2,683	$2,683	$128

(a)	All seller financed properties are located in Northwest Florida.
(b)

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

(e)	Principal and interest is paid monthly.
(f)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2019	2018	2017
Balance at beginning of the year	$1,462	$2,995	$242
Additions during the year - new mortgage loans	2,386	1,471	2,821
Deductions during the year:
Collections of principal	1,165	3,004	68
Foreclosures	—	—	—
Balance at the end of the year	$2,683	$1,462	$2,995

F  55