Form 10-Q
period 2020-03-31
ST JOE CO
filed 2020-04-29
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 27, 2020, there were 58,898,950 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Investment in real estate, net	$468,896	$430,776
Investment in unconsolidated joint ventures	11,077	5,084
Cash and cash equivalents	106,427	185,716
Investments - debt securities	49,997	53
Investments - equity securities	2,432	9,746
Other assets	48,393	52,069
Property and equipment, net of accumulated depreciation of $63,648 and $63,223 at March 31, 2020 and December 31, 2019, respectively	19,404	19,018
Investments held by special purpose entities	206,396	206,771
Total assets	$913,022	$909,233
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$98,337	$92,529
Other liabilities	63,160	57,200
Deferred tax liabilities, net	53,525	52,808
Senior Notes held by special purpose entity	177,090	177,026
Total liabilities	392,112	379,563

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 59,414,583 issued at March 31, 2020 and December 31, 2019; and 59,003,470 and 59,414,583 outstanding at March 31, 2020 and December 31, 2019, respectively	305,658	305,631
Retained earnings	212,602	214,225
Accumulated other comprehensive loss	(890)	(335)
Treasury stock at cost, 411,113 shares held at March 31, 2020	(6,807)	—
Total stockholders’ equity	510,563	519,521
Non-controlling interest	10,347	10,149
Total equity	520,910	529,670
Total liabilities and equity	$913,022	$909,233

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of March 31, 2020 and December 31, 2019, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Reliant Title and Closing Services, LLC (“Reliant Title JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	March 31,	December 31,
	2020	2019
ASSETS
Investment in real estate	$110,211	$96,001
Cash and cash equivalents	3,572	3,483
Other assets	10,503	12,766
Investments held by special purpose entities	206,396	206,771
Total assets	$330,682	$319,021
LIABILITIES
Debt, net	$87,139	$81,071
Other liabilities	11,895	3,471
Senior Notes held by special purpose entity	177,090	177,026
Total liabilities	$276,124	$261,568

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Real estate revenue	$5,808	$4,591
Hospitality revenue	6,610	7,431
Leasing revenue	4,300	3,506
Timber revenue	1,856	495
Total revenue	18,574	16,023
Expenses:
Cost of real estate revenue	1,799	1,833
Cost of hospitality revenue	7,320	7,065
Cost of leasing revenue	612	1,066
Cost of timber revenue	179	141
Other operating and corporate expenses	6,916	5,968
Depreciation, depletion and amortization	3,073	2,111
Total expenses	19,899	18,184
Operating loss	(1,325)	(2,161)
Other income (expense):
Investment (loss) income, net	(1,609)	6,046
Interest expense	(3,345)	(2,942)
Other income, net	4,532	1,698
Total other (expense) income, net	(422)	4,802
(Loss) income before equity in loss from unconsolidated affiliates and income taxes	(1,747)	2,641
Equity in loss from unconsolidated affiliates	(83)	—
Income tax benefit (expense)	495	(661)
Net (loss) income	(1,335)	1,980
Net (income) loss attributable to non-controlling interest	(198)	17
Net (loss) income attributable to the Company	$(1,533)	$1,997

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	59,375,618	60,321,028
Net (loss) income per share attributable to the Company	$(0.03)	$0.03

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income:	$(1,335)	$1,980
Other comprehensive (loss) income:
Net unrealized gain on available-for-sale investments	—	799
Net unrealized (loss) gain on restricted investments	(10)	11
Interest rate swap	(729)	—
Reclassification of net realized (gain) loss included in earnings	(4)	2
Total before income taxes	(743)	812
Income tax benefit (expense)	188	(206)
Total other comprehensive (loss) income, net of tax	(555)	606
Total comprehensive (loss) income, net of tax	$(1,890)	$2,586

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Stock based compensation expense	—	27	—	—	—	—	27
Repurchase of common shares	(411,113)	—	—	—	(6,807)	—	(6,807)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(555)	—	—	(555)
Net loss	—	—	(1,533)	—	—	198	(1,335)
Balance at March 31, 2020	59,003,470	$305,658	$212,602	$(890)	$(6,807)	$10,347	$520,910

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Capital contribution from non-controlling interest	—	—	—	—	—	1,683	1,683
Stock based compensation expense	—	13	—	—	—	—	13
Repurchase of common shares	(471,500)	—	—	—	(7,073)	—	(7,073)
Other comprehensive income, net of tax	—	—	—	606	—	—	606
Net income	—	—	1,997	—	—	(17)	1,980
Balance at March 31, 2019	60,200,534	$331,408	$189,447	$(68)	$(7,073)	$16,606	$530,320

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,335)	$1,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,073	2,111
Stock based compensation	27	13
Loss on sale of investments	48	2
Unrealized loss (gain) on investments, net	4,761	(2,049)
Equity in loss from unconsolidated affiliates	83	—
Deferred income tax expense	935	—
Cost of real estate sold	1,593	1,613
Expenditures for and acquisition of real estate to be sold	(6,323)	(7,085)
Accretion income and other	(268)	(361)
Gain on land contribution to equity method investment	(4,277)	(1,472)
Changes in operating assets and liabilities:
Other assets	4,390	4,645
Other liabilities	1,408	(1,284)
Income taxes receivable	(998)	661
Net cash provided by (used in) operating activities	3,117	(1,226)
Cash flows from investing activities:
Expenditures for operating property	(32,974)	(8,834)
Expenditures for property and equipment	(1,476)	(1,182)
Proceeds from insurance claims	—	5,798
Purchases of investments - debt securities	(49,927)	—
Purchases of investments - equity securities	—	(5)
Purchases of restricted investments	(12)	(23)
Sales of investments - equity securities	2,502	—
Sales of restricted investments	1,208	1,138
Maturities of assets held by special purpose entities	415	414
Net cash used in investing activities	(80,264)	(2,694)
Cash flows from financing activities:
Capital contribution to unconsolidated affiliate	(600)	(254)
Repurchase of common shares	(6,807)	(7,073)
Borrowings on debt	6,545	7,279
Principal payments for debt	(272)	(236)
Principal payments under finance lease obligation	(11)	(4)
Debt issuance costs	(193)	(21)
Net cash used in financing activities	(1,338)	(309)
Net decrease in cash, cash equivalents and restricted cash	(78,485)	(4,229)
Cash, cash equivalents and restricted cash at beginning of the period	188,677	198,073
Cash, cash equivalents and restricted cash at end of the period	$110,192	$193,844

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

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$106,427	$190,821
Restricted cash included in other assets	3,765	3,023
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$110,192	$193,844

Restricted cash includes amounts set aside as a requirement of financing and development for certain of the Company’s projects.

	Three Months Ended
	March 31,
	2020	2019
Cash paid during the period for:
Interest, net of amounts capitalized	$5,110	$4,948
Income taxes	$—	$—

Non-cash financing and investment activities:
Non-cash contribution to equity method investment	$(5,476)	$(1,730)
Increase in capital contribution from non-controlling interest	$—	$1,683
(Decrease) increase in Community Development District debt	$(225)	$1,371
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(1,556)	$336

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

The Company conducts primarily all of its business in the following three reportable operating segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual operating segments. Commencing in the first quarter of 2020, due to organizational changes, the Company’s previously titled “commercial leasing and sales” and “forestry” segments are now reported as one segment and retitled to “commercial.” This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, the Company’s previously titled “residential real estate” segment was retitled to “residential.” The changes had no effect on the condensed consolidated balance sheets, statements of operations, statements of comprehensive (loss) income or statements of cash flows for the periods presented. See Note 17. Segment Information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10‑Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2019 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2019 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net (loss) income. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the entity. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate JVs determined to be VIEs. See Note 4. Real Estate Joint Ventures.

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2019 annual financial statements, except for recently adopted accounting pronouncements detailed below. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s real estate values.

On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”), as a global pandemic and recommended containment and mitigation measures. The overall economic conditions in the United States have been negatively impacted by the emerging threat posed by COVID-19. The Company’s hospitality operations have already been, and may continue to be, disrupted by the impacts of the COVID-19 pandemic and the governmental response to address it. While the breadth and duration of the COVID-19 pandemic impact is unknown, it could have a material adverse impact on the Company’s business, results of operations, cash flows and financial condition. See Part II. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of March 31, 2020, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2020 the company had $49.9 million invested in U.S. Treasury Bills and $2.4 million invested in three issuers of preferred stock that are non-investment grade, as well as investments of $37.5 million in short term commercial paper from seven issuers.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net (loss) income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2020 and March 31, 2019, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of March 31, 2020 or March 31, 2019. Non-vested restricted stock is included in outstanding shares at the time of grant.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected and requires that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. In November 2018, the FASB issued ASU 2018-19, which clarifies that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarifies and improves ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.

The Company adopted the new guidance, including amendments, as of January 1, 2020, and has elected to implement Topic 326 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. The Company elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables and will write off uncollectible balances in a timely manner, which is 90 days from when it is determined uncollectible. As of the date of adoption, a cumulative-effect adjustment was recorded to beginning retained earnings. The impact of adopting this guidance resulted in an adjustment to decrease retained earnings by $0.1 million, net of the related tax effects, a decrease in accounts receivable, net and notes receivable, net for allowance for credit losses of $0.1 million and an increase to other liabilities related to allowance for credit losses for unconsolidated JV debt guaranteed by the Company of less than $0.1 million. There were no adjustments related to operating lease receivables for which the Company is the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU 2020-03,  Codification Improvements to Financial Instruments, which makes narrow-scope improvements to various aspects of financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force)  which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments—Equity Securities and Topic 323, Investments—Equity Method and Joint Ventures.  The new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. This new guidance is effective prospectively beginning on March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	March 31,	December 31,
	2020	2019
Development property:
Residential	$123,767	$115,384
Hospitality	21,297	12,229
Commercial	109,054	103,326
Corporate	2,635	2,631
Total development property	256,753	233,570

Operating property:
Residential	11,988	11,985
Hospitality	95,070	94,838
Commercial	175,205	164,589
Other	50	50
Total operating property	282,313	271,462
Less: Accumulated depreciation	70,170	74,256
Total operating property, net	212,143	197,206
Investment in real estate, net	$468,896	$430,776

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential includes residential communities such as Watersound Origins, SouthWood, WindMark Beach, as well as other communities. Hospitality development property consists of land, construction costs, development costs and improvements primarily related to the Camp Creek Lifestyle Village amenity center, a new hotel in the Pier Park area and a new hotel near the Northwest Florida Beaches International Airport, as well as other properties. Commercial development property primarily consists of land, construction costs and development costs for commercial, multi-family, assisted living and industrial uses, including the Watercrest JV, Watersound Origins Crossings JV, Pier Park Crossings Phase II JV, Beckrich Office Park, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe as well as other properties. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club, marinas and certain vacation rental properties. Commercial operating property includes property developed or purchased by the Company and used for retail, multi-family and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV and Beckrich Office Park as well as other properties. Commercial operating property also includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements, where the Company or its JV partners have provided guarantees. See Note 10. Debt, Net and Note 18. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 120 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2020 and December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Reliant Title JV

Reliant Title JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of March 31, 2020 and December 31, 2019, the Company owned a 66.0% interest in the consolidated JV. A wholly owned subsidiary of the Company is the managing member of Reliant Title JV and is responsible for the day-to-day activities of the JV. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Reliant Title JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida. The JV parties are working together to develop and construct a 107 unit community. The community will be located on land that was contributed to the JV by the Company. As of March 31, 2020 and December 31, 2019, the Company owned an 87.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community, which was contributed to the JV by the Company. As of March 31, 2020 and December 31, 2019 the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 240 unit apartment community was completed in the first quarter of 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2020 and December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2020 and December 31, 2019, the Company owned a 60.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2020 and December 31, 2019.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	March 31,	December 31,
	2020	2019
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$1,317	$791
Pier Park TPS JV	3,080	3,083
Sea Sound Apartments JV (a)	5,476	—
Busy Bee JV	1,204	1,210
Total investment in unconsolidated joint ventures	$11,077	$5,084

Outstanding debt of unconsolidated JVs
Pier Park TPS JV	$11,068	$6,791
Busy Bee JV	4,486	1,451
Total outstanding debt of unconsolidated JVs (b)	$15,554	$8,242

a)	JV was formed in January 2020.
b)	See Note 18. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in loss from unconsolidated affiliates:

Three Months Ended March 31, 2020
Equity in loss from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$74
Pier Park TPS JV	3
Busy Bee JV	6
Total equity in loss from unconsolidated affiliates	$83

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community and the sales center is currently under construction. The community will be located on land that will be contributed to the JV by the Company. The first phase is estimated to include approximately 3,500 residential homes which will be developed in smaller increments of discrete neighborhoods. As of March 31, 2020 and December 31, 2019, the Company owned a 50.0% voting interest in the JV. Each JV member initially contributed and will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution will be returned at an average of $10,000 as each home is sold by the JV. Per the JV agreement, the Company will provide interest-bearing financing in the form of a promissory note to the Latitude Margaritaville Watersound JV to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV. The day-to-day activities of the JV will be managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	March 31,	December 31,
	2020	2019
BALANCE SHEETS:
Investment in real estate	$2,106	$1,116
Cash and cash equivalents	568	525
Other assets	25	—
Total assets	$2,699	$1,641

Other liabilities	$66	$58
Equity	2,633	1,583
Total liabilities and equity	$2,699	$1,641

Three Months Ended March 31, 2020
STATEMENT OF OPERATIONS:
Total expenses	$149
Net loss	$149

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was created in January 2020. The Company entered into a JV agreement to develop, construct and manage apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 300 unit apartment community. The community will be located near the Breakfast Point residential community on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during the three months ended March 31, 2020, the Company contributed mitigation bank credits of $0.4 million. During the three months ended March 31, 2020, the JV partner contributed $3.6 million of cash. The project is currently under development with no income or loss impacting the condensed consolidated statements of operations for the three months ended March 31, 2020. As of March 31, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan, maturing in January 2024 (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan and will receive a fee related to the guarantee from the Company based on its ownership percentage. As of March 31, 2020, there was no principal balance outstanding and the JV incurred $0.6 million of loan costs related to the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

March 31,
2020
BALANCE SHEET:
Investment in real estate	$9,443
Cash and cash equivalents	53
Other assets	559
Total assets	$10,055

Other liabilities	$892
Equity	9,163
Total liabilities and equity	$10,055

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018. The Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel will be located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019, with a fair value of $1.7 million. In addition, during the three months ended March 31, 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of March 31, 2020 and December 31, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	March 31,	December 31,
	2020	2019
BALANCE SHEETS:
Investment in real estate	$17,703	$14,775
Cash and cash equivalents	67	51
Other assets	9	12
Total assets	$17,779	$14,838

Debt, net	$10,761	$6,480
Other liabilities	871	2,193
Equity	6,147	6,165
Total liabilities and equity	$17,779	$14,838

	Three Months Ended March 31,
	2020	2019
STATEMENT OF OPERATIONS:
Total expenses	$6	$—
Net loss	$6	$—

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The fuel station and convenience store will be located on land that the Company contributed to the JV on July 5, 2019. The investment in the unconsolidated JV of $1.2 million as of March 31, 2020 and December 31, 2019 includes $1.4 million for the fair value of land contributed by the Company, which was offset by a $0.2 million note receivable from the JV partner. As of March 31, 2020 and December 31, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	March 31,	December 31,
	2020	2019
BALANCE SHEETS:
Investment in real estate	$6,852	$3,886
Cash and cash equivalents	27	36
Other assets	14	28
Total assets	$6,893	$3,950

Debt, net	$4,390	$1,349
Other liabilities	94	181
Equity	2,409	2,420
Total liabilities and equity	$6,893	$3,950

Three Months Ended March 31, 2020
STATEMENT OF OPERATIONS:
Total expenses	$11
Net loss	$11

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	March 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$49,944	$18	$(14)	$49,948
Corporate debt securities	178	—	(129)	49
	50,122	18	(143)	49,997
Restricted investments:
Short-term bond	1,165	—	(7)	1,158
	1,165	—	(7)	1,158
	$51,287	$18	$(150)	$51,155

	December 31, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$178	$—	$(125)	$53
	178	—	(125)	53
Restricted investments:
Short-term bond	2,239	11	—	2,250
Money market fund	114	—	—	114
	2,353	11	—	2,364
	$2,531	$11	$(125)	$2,417

During the three months ended March 31, 2020 net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million and purchases of available-for-sale securities were $49.9 million.

During the three months ended March 31, 2019 net realized losses from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.1 million and purchases of available-for sale securities were less than $0.1 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

	March 31, 2020
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$42,949	$14	$—	$—
Corporate debt securities	—	—	49	129
Restricted investments:
Short-term bond	—	—	1,158	7
	$42,949	$14	$1,207	$136

December 31, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$53	$125

As of March 31, 2020, the Company had unrealized losses of $0.2 million related to U.S. Treasury Bills, corporate debt securities and restricted investments. The Company had unrealized losses of $0.1 million as of December 31, 2019 related to corporate debt securities. As of March 31, 2020, the Company determined unrealized losses related to U.S. Treasury Bills, corporate debt securities and restricted investments were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. As of March 31, 2020 and December 31, 2019, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	March 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$50,122	$49,997
Restricted investments	1,165	1,158
	$51,287	$51,155

Investments - Equity Securities

As of March 31, 2020 and December 31, 2019 investments - equity securities included $2.4 million and $9.7 million, respectively, of preferred stock investments recorded at fair value. During the three months ended March 31, 2020 the Company had an unrealized loss on investments – equity securities of $4.8 million, compared to an unrealized gain on investments – equity securities of $2.0 million during the three months ended March 31, 2019. These amounts were included within investment (loss) income, net on the condensed consolidated statements of operations.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of March 31, 2020, clients of

FCM, including Mr. Berkowitz, beneficially owned approximately 44.94% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Pursuant to the terms of an Investment Management Agreement, as amended, with the Company (the “Investment Management Agreement”), FCM agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires approval by a second member of Company’s Board, (iii) 25% of the investment account must be held in cash or cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value, and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase.

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$55,404	$—	$—	$55,404
Commercial paper	37,468	—	—	37,468
	92,872	—	—	92,872

Investments - debt securities:
U.S. Treasury Bills	49,948	—	—	49,948
Corporate debt securities	—	49	—	49
	49,948	49	—	49,997

Investments - equity securities:
Preferred stock	—	2,432	—	2,432
	—	2,432	—	2,432

Restricted investments:
Short-term bond	1,158	—	—	1,158
	1,158	—	—	1,158
	$143,978	$2,481	$—	$146,459

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$21,043	$—	$—	$21,043
Commercial paper	138,220	—	—	138,220
U.S. Treasury Bills	6,990	—	—	6,990
	166,253	—	—	166,253

Investments - debt securities:
Corporate debt securities	—	53	—	53
	—	53	—	53

Investments - equity securities:
Preferred stock	—	9,746	—	9,746
	—	9,746	—	9,746

Restricted investments:
Short-term bond	2,250	—	—	2,250
Money market fund	114	—	—	114
	2,364	—	—	2,364
	$168,617	$9,799	$—	$178,416

Money market funds, commercial paper, U.S. Treasury Bills and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds, commercial paper and short term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.

The Company’s corporate debt securities and preferred stock investments are not traded on a nationally recognized exchange, but are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that corporate debt securities and preferred stock investments are categorized as Level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Restricted investments are included within other assets on the condensed consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of March 31, 2020 and December 31, 2019, the assets held in the suspense account were invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment and a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0‑3 years. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 9. Other Assets.

Liabilities measured at fair value on a recurring basis are as follows:

		March 31, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,064	$—	$1,064
		$—	$1,064	$—	$1,064

		December 31, 2019
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$336	$—	$336
		$—	$336	$—	$336

In June 2019 the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million. As of March 31, 2020 and December 31, 2019, the interest rate swap was recorded at its estimated fair value, based on level 2 measurements, of $1.1 million and $0.3 million, respectively, and is included within other liabilities on the condensed consolidated balance sheet. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive (loss) income into interest expense during the three months ended March 31, 2020. See Note 10. Debt for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three months ended March 31, 2020 and 2019. See Note 4. Real Estate Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

•	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
•	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
•	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
•	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2020			December 31, 2019
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills and cash	$6,396	$6,695	1	$6,771	$6,712	1
Liabilities
Debt
Fixed-rate debt	$93,925	$92,147	2	$89,969	$92,276	2
Variable-rate debt	6,631	6,631	2	4,538	4,538	2
Total debt	$100,556	$98,778		$94,507	$96,814
Senior Notes held by SPE	$177,090	$220,540	3	$177,026	$204,347	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2020, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.0 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2020 consist of $177.1 million, net of the $2.9 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

During the three months ended March 31, 2020, $0.7 million of business interruption insurance proceeds were received related to the Pier Park Crossings JV, included within cost of leasing revenue on the condensed consolidated statements of operations. During the three months ended March 31, 2019, no insurance proceeds were received related to business interruption insurance. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During the three months ended March 31, 2020, the Company did not recognize any gain on insurance recovery. During the three months ended March 31, 2019, the Company recognized a $0.3 million gain on insurance recovery, included in other income, net on the condensed consolidated statements of operations.

During the three months ended March 31, 2020 and 2019, the Company incurred loss from hurricane damage of $0.1 million and $0.3 million, respectively, for additional hurricane expense items such as repairs, clean-up costs, landscape repairs, demolition costs, professional fees, damaged inventory and temporary housing for employees included in other income, net on the condensed consolidated statements of operations.

The Company expects that its results of operations related to the marinas assets will be impacted in the near term.

8. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended March 31,
	2020	2019
Leasing revenue
Lease payments	$3,382	$2,680
Variable lease payments	918	826
Total leasing revenue	$4,300	$3,506

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2020, for the years ending December 31 are:

2020	$10,863
2021	10,878
2022	9,745
2023	7,705
2024	6,505
Thereafter	17,762
$63,458

As of March 31, 2020, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$12	$4
Interest on lease liability	3	1
Operating lease cost	65	52
Short-term lease cost	78	64
Total lease cost	$158	$121

Other information
Weighted-average remaining lease term - finance lease (in years)	3.9	4.9
Weighted-average remaining lease term - operating leases (in years)	2.9	1.9
Weighted-average discount rate - finance lease	5.0%	5.0%
Weighted-average discount rate - operating leases	5.0%	5.0%

The aggregate payments of finance lease liability subsequent to March 31, 2020, for the years ending December 31 are:

2020	$41
2021	54
2022	54
2023	54
2024	10
Total	213
Less imputed interest	(20)
Total finance lease liability	$193

The aggregate payments of operating lease liabilities subsequent to March 31, 2020, for the years ending December 31 are:

2020	$200
2021	201
2022	123
2023	83
2024	14
Thereafter	293
Total	914
Less imputed interest	(204)
Total operating lease liabilities	$710

9. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2020	2019
Restricted investments	$1,158	$2,364
Accounts receivable, net	5,004	6,957
Homesite sales receivable	4,547	5,211
Notes receivable, net	3,239	3,252
Income tax receivable	3,841	2,843
Prepaid expenses	6,869	6,592
Straight-line rent	3,112	3,292
Operating lease right-of-use assets	710	691
Other assets	6,630	5,715
Retained interest investments	12,348	12,214
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$48,393	$52,069

Restricted Investments

The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated balance sheets until they are allocated to current or future 401(k) plan participants within the next year. During the three months ended March 31, 2020 and 2019, the Company recorded an expense of $1.2 million and $1.1 million, respectively, for the fair value of the assets, less expenses that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of operations and was less than a $0.1 million gain for the three months ended March 31, 2020 and less than a $0.1 million loss for the three months ended March 31, 2019. Refer to Note 6. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include receivables related to certain homesite sales, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of March 31, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. As of December 31, 2019, allowance for doubtful accounts receivable was $0.3 million. During the three months ended March 31, 2020, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	March 31, 2020
Homesite sales receivable	$5,211	$—	$(664)	$4,547

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	March 31, 2019
Homesite sales receivable	$2,977	$138	$(424)	$2,691

Notes Receivable, Net

Notes receivable, net consists of the following:

	March 31,	December 31,
	2020	2019
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2021	$1,514	$1,514
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due December 2021	872	872
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due May 2039	359	363
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due July 2039	202	206
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	128	128
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2020	84	84
Various mortgage notes, secured by certain real estate, bearing interest at various rates	80	85
Total notes receivable, net	$3,239	$3,252

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of the notes receivable and the need for an allowance for credit losses at each reporting date. As of March 31, 2020, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of December 31, 2019, there was no allowance for doubtful notes receivable. As of both March 31, 2020 and December 31, 2019, accrued interest receivable related to notes receivable was $0.1 million, and is included within other assets on the condensed consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2020 and December 31, 2019. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.5 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $12.3 million and $12.2 million as of March 31, 2020 and December 31, 2019, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	March 31, 2020			December 31, 2019
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$45,281	$363	$44,918	$45,514	$380	$45,134
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	35,690	1,081	34,609	34,610	1,087	33,523
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,752	—	6,752	6,977	—	6,977
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	6,202	428	5,774	2,868	454	2,414
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% (effective rate of 3.2% at March 31, 2020	2,130	292	1,838	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 2.7% at March 31, 2020)	1,584	19	1,565	1,594	20	1,574
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 2.7% at March 31, 2020)	1,520	14	1,506	1,535	14	1,521
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 2.7% at March 31, 2020)	1,397	22	1,375	1,409	23	1,386
Total debt	$100,556	$2,219	$98,337	$94,507	$1,978	$92,529

In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”), secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest payments with a final balloon payment at maturity. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $17.7 million as of both March 31, 2020 and December 31, 2019, respectively. The Company pays interest on this total outstanding CDD debt.

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

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”) to finance the construction of apartments in Watersound, Florida. The Watersound Origins Crossings JV Loan provides for interest only payments for the first thirty months and principal and interest payments thereafter through maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of an assisted living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and will receive a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%.

In August 2019, a wholly owned subsidiary of the Company entered into a $5.5 million loan (the “Beckrich Building III Loan”) to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for interest only payments for the first twelve months and principal and interest payments thereafter through maturity in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. As of both March 31, 2020 and December 31, 2019, there was no principal balance and the Company incurred $0.1 million of loan costs related to the Beckrich Building III Loan.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. The Company is the sole guarantor and will receive a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of both March 31, 2020 and December 31, 2019, there was no principal balance and the Company incurred $0.3 million of loan costs related to the PPC II JV Loan.

In March 2020, a wholly owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance the construction of a Hilton Garden Inn near the Northwest Florida Beaches International Airport in Panama City, Florida. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. As of March 31, 2020, there was no principal balance and the Company incurred $0.2 million of loan costs related to the Airport Hotel Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both March 31, 2020 and December 31, 2019 the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to March 31, 2020, for the years ending December 31 are:

March 31,
2020
2020	$1,681
2021	2,261
2022	2,404
2023	2,468
2024	8,392
Thereafter	83,350
$100,556

11. Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2020	2019
Accounts payable	$23,603	$16,207
Finance lease liability	193	204
Operating lease liabilities	710	691
Accrued compensation	1,859	3,151
Other accrued liabilities	4,616	3,277
Deferred revenue	18,934	18,972
Club initiation fees	6,648	6,917
Club membership deposits	3,985	3,985
Advance deposits	1,899	946
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$63,160	$57,200

Accounts payable as of March 31, 2020 and December 31, 2019 includes payables for new projects under development and construction.

Other accrued liabilities include $1.2 million and $0.1 million of accrued property taxes as of March 31, 2020 and December 31, 2019, respectively, which are generally paid annually in November.

Deferred revenue as of March 31, 2020 and December 31, 2019 includes $12.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2020	Cash Received	Revenue Recognized	March 31, 2020
Contract liabilities
Club initiation fees	$6,917	$327	$(596)	$6,648

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	March 31, 2019
Contract liabilities
Club initiation fees	$5,676	$753	$(453)	$5,976

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax (benefit) expense attributable to (loss) income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2020 and 2019 to pre-tax income as a result of the following:

	Three Months Ended
	March 31,
	2020	2019
Tax at the federal statutory rate	$(426)	$555
State income taxes (net of federal benefit)	(71)	116
Other	2	(10)
Total income tax (benefit) expense	$(495)	$661

As of December 31, 2019 the Company had a federal alternative minimum tax (“AMT”) credit receivable of $2.8 million. During the three months ended March 31, 2020 the Company received a refund of $0.4 million, reducing the federal AMT credit receivable to $2.4 million.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of either March 31, 2020 or December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized Loss	Unrealized Loss
	on Available-for-	Cash Flow
	Sale Securities	Hedge	Total
Accumulated other comprehensive loss at December 31, 2019	$(84)	$(251)	$(335)
Other comprehensive loss before reclassifications	(8)	(544)	(552)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Other comprehensive loss	(11)	(544)	(555)
Accumulated other comprehensive loss at March 31, 2020	$(95)	$(795)	$(890)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended March 31, 2020
	Before-	Tax	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized loss on restricted investments	$(10)	$2	$(8)
Interest rate swap	(729)	185	(544)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(743)	188	(555)
Other comprehensive loss	$(743)	$188	$(555)

	Three Months Ended March 31, 2019
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized gain on available-for-sale investments	$799	$(203)	$596
Unrealized gain on restricted investments	11	(3)	8
Reclassification adjustment for net loss included in earnings	2	—	2
Net unrealized gain	812	(206)	606
Other comprehensive income	$812	$(206)	$606

14. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the three months ended March 31, 2020 and 2019, the Company repurchased 411,113 and 471,500 shares, respectively, of its common stock at an average purchase price of $16.55 and $15.00, per share, respectively, for an aggregate purchase price of $6.8 million and $7.1 million, respectively, pursuant to its Stock Repurchase Program. As of March 31, 2020, the Company had a total authority of $79.4 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b‑18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million in cash, cash equivalents and/or investments. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

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

For each of the three months ended March 31, 2020 and 2019, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended March 31, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$2,954	$—	$2,765	$89	$5,808
Hospitality revenue	62	6,548	—	—	6,610
Leasing revenue	22	3	4,275	—	4,300
Timber revenue	—	—	1,856	—	1,856
Total revenue	$3,038	$6,551	$8,896	$89	$18,574

Timing of Revenue Recognition:
Recognized at a point in time	$3,016	$5,906	$4,621	$89	$13,632
Recognized over time	—	642	—	—	642
Over lease term	22	3	4,275	—	4,300
Total revenue	$3,038	$6,551	$8,896	$89	$18,574

	Three Months Ended March 31, 2019
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$3,362	$—	$1,111	$118	$4,591
Hospitality revenue	152	7,279	—	—	7,431
Leasing revenue	11	25	3,470	—	3,506
Timber revenue	—	—	495	—	495
Total revenue	$3,525	$7,304	$5,076	$118	$16,023

Timing of Revenue Recognition:
Recognized at a point in time	$3,514	$6,768	$1,606	$118	$12,006
Recognized over time	—	511	—	—	511
Over lease term	11	25	3,470	—	3,506
Total revenue	$3,525	$7,304	$5,076	$118	$16,023

16. Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended
	March 31,
	2020	2019
Investment income (loss), net
Interest and dividend income	$1,043	$1,813
Accretion income	17	61
Net realized loss on the sale of investments	(48)	(2)
Unrealized (loss) gain on investments, net	(4,761)	2,049
Interest income from investments in SPEs	2,046	2,049
Interest accrued on notes receivable and other interest	94	76
Total investment (loss) income, net	(1,609)	6,046
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,202)	(2,199)
Other interest expense	(1,143)	(743)
Total interest expense	(3,345)	(2,942)
Other income (expense), net
Gain on land contribution to equity method investment	4,277	1,472
Accretion income from retained interest investments	344	320
Gain on insurance recovery	—	279
Loss from hurricane damage	(55)	(322)
Miscellaneous expense, net	(34)	(51)
Other income, net	4,532	1,698
Total other (expense) income, net	$(422)	$4,802

Investment (Loss) Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s U. S. Treasury Bills, corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investments in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized loss on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized (loss) gain on investments, net includes unrealized gains or losses on investments - equity securities.

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

During the three months ended March 31, 2020 and 2019 the Company capitalized $0.1 million and $0.2 million, respectively, in interest related to projects under development. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Other Income, Net

Other income, net primarily includes gain on land contributions, income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

The three months ended March 31, 2020 include a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. The three months ended March 31, 2019, include a gain of $1.5 million on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.3%.

During the three months ended March 31, 2020, the Company did not have any gain on insurance recovery and incurred $0.1 million of loss from hurricane damage related to Hurricane Michael. During the three months ended March 31, 2019, the Company had a $0.3 million gain on insurance recovery and incurred $0.3 million of loss from hurricane damage related to Hurricane Michael See Note 7. Hurricane Michael for additional information.

17. Segment Information

The Company currently conducts primarily all of its business in the following three operating segments: (1) residential, (2) hospitality and (3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual operating segments. Commencing in the first quarter of 2020, due to organizational changes, the Company’s previously titled “commercial leasing and sales” and “forestry” segments are now reported as one segment and retitled to “commercial.” This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, the Company’s previously titled “residential real estate” segment was retitled to “residential.” The changes had no effect on the condensed consolidated balance sheets, statements of operations, statements of comprehensive (loss) income or statements of cash flows for the periods presented.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

The Company uses (loss) income before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest, cash flows and other measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of operations. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue, title fee revenue and corporate operating and general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2020	2019
Operating revenue:
Residential	$3,038	$3,525
Hospitality	6,551	7,304
Commercial	8,896	5,076
Other	89	118
Consolidated operating revenue	$18,574	$16,023

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential	$404	$270
Hospitality	(2,258)	(822)
Commercial	7,954	3,070
Other	(7,847)	123
Consolidated (loss) income before equity in loss from unconsolidated affiliates and income taxes	$(1,747)	$2,641

	March 31,	December 31,
	2020	2019
Total assets:
Residential	$144,086	$139,349
Hospitality	97,695	89,570
Commercial	277,631	253,936
Other	393,610	426,378
Total assets	$913,022	$909,233

18. Commitments and Contingencies

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.8 million and $1.5 million as of March 31, 2020 and December 31, 2019, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of March 31, 2020 and December 31, 2019, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $17.2 million and $10.7 million, respectively, as well as a standby letter of credit in the amount of $1.9 million as of March 31, 2020, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of March 31, 2020, the Company had a total of $106.0 million in construction and development related contractual obligations, of which a significant portion will be funded through committed financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026 (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor the Company’s liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or guarantor; and the dissolution of the borrower or guarantor. As of March 31, 2020 and December 31, 2019, $11.1 million and $6.8 million, respectively, was outstanding on the Pier Park TPS JV Loan.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan maturing in November 2027 (the “Busy Bee JV Equipment Loan”). The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion. As guarantor, the Company’s liability under the loans upon substantial completion will be reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of March 31, 2020 and December 31, 2019, $4.5 million and $1.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of both March 31, 2020 and December 31, 2019, less than $0.1 million was outstanding on the Busy Bee JV Equipment Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both March 31, 2020 and December 31, 2019. As of March 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10‑K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 6 of our annual report on Form 10‑K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

COVID-19 Update

The overall economic conditions in the United States have been negatively impacted by the emerging threat posed by the COVID-19 pandemic, which has resulted in among other things, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many business to close or significantly reduce normal operations, and we expect these negative impacts to continue. In response to federal, state and local orders and guidelines, we have taken a number of protective measures, including temporarily closing the WaterColor Inn, WaterSound Inn and The Pearl Hotel for overnight guests, closing retail outlets and beach clubs, closing or limiting restaurant activities at our food and beverage operations to pick up only (and in certain locations, local delivery), implementing cost reduction measures and implementing “work from home” policies.

While the breadth and duration of the COVID-19 pandemic impact is unknown, we could experience material declines within each of our reporting segments in one or more periods in 2020 compared to the historical norms. We will continue to monitor the potential impacts and evaluate each new project day by day and phase by phase and take prudent measures and respond as needed based on market conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic are discussed in Part II. Item 1A. Risk Factors.

Segments

We conduct primarily all of our business in the following three reportable operating segments: (1) residential, (2) hospitality and (3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual operating segments. Commencing in the first quarter of 2020, due to organizational changes, our previously titled “commercial leasing and sales” and “forestry” segments are now reported as one segment and retitled to “commercial.” This change is consistent with our belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, our previously titled “residential real estate” segment was retitled to “residential.” The changes had no effect on the condensed consolidated balance sheets, statements of operations, statements of comprehensive (loss) income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Three Months Ended March 31,
	2020	2019
Segment Operating Revenue
Residential	16.4%	22.0%
Hospitality	35.3%	45.6%
Commercial	47.9%	31.7%
Other	0.4%	0.7%
Consolidated operating revenue	100.0%	100.0%

For more information regarding our operating segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential

Our residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to builders or retail consumers. Our residential segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound. Below is a description of some of our major residential development communities in Northwest Florida that we are in the process of planning or developing.

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

The WaterColor community is a residential community located in South Walton County, Florida. This community has received government approvals for 41 residential homesites for the final phase. Site clearing is in process for the 41 homesites.

The Watersound Camp Creek community is a new residential community located in Watersound, Florida. This community is located adjacent to the Camp Creek Golf Club and has received governmental approvals for 262 residential homesites, which will be developed in phases. Site clearing is in process for Phase one of this community.

The Watersound Origins community is a large scale, mixed use community in Watersound, Florida with direct access to Lake Powell. As of March 31, 2020, 676 homesites were fully developed, of which 501 have sold. Permitting is complete for 465 new single-family homesites and 64 new townhomes, which will be developed in phases. Site development is in process for 57 single-family homesites and the 64 townhomes. As of March 31, 2020, 541 homesites were under contract.

The Breakfast Point community is a residential community in Panama City Beach, Florida, and the Breakfast Point East community is a proposed residential community in Bay County, Florida, adjacent to and east of the Breakfast Point community. Combined, Breakfast Point has received governmental approvals for 2,129 single-family homesites and 440 multi-family units. As of March 31, 2020, 369 homesites were fully developed and sold. Site development is in process for 80 homesites.

The Titus Park community is a new residential community located in north Bay County, Florida. This residential community is proposed to be developed in multiple phases. Site development is in process for 154 homesites, all of which are under contract.

The College Station community is a new residential community located in Bay County, Florida. This residential community is proposed to be developed in multiple phases. As of March 31, 2020, 41 homesites were fully developed, of which 10 have sold. Site development is in process for 51 homesites. As of March 31, 2020, 31 homesites were under contract.

The Park Place community is a new residential community located in the City of Callaway in Bay County, Florida. This residential community is proposed to be developed in multiple phases. Permitting is complete for 103 homesites, which will be developed in phases. Site development is in process for 51 homesites in Phase one of the Park Place community, all of which are under contract.

The Mexico Beach Village residential community is a proposed mixed use community located in the City of Mexico Beach in east Bay County, Florida. This residential component of this community is proposed to be developed in multiple phases. Engineering and permitting are currently in process for phase 1 of this community.

The WindMark Beach community is a residential community in Port St. Joe, Florida. This community has received governmental approvals for 1,516 residential homesites. To date, 262 homesites were fully developed and sold. Site development is in process for 56 homesites, all of which are under contract. Planning and engineering is in process for a new phase of homesites.

The SouthWood community is a large scale, mixed use community located in Tallahassee, Florida. This community has received governmental approvals for 4,770 residential homesites, which includes 2,074 single family and 2,696 multi-family. To date, 2,768 homesites have sold. Engineering is in process for 127 homesites and 20 homesites are under site development. As of March 31, 2020, 143 homesites were under contract.

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

As of March 31, 2020, we had 979 residential homesites under contract, which are expected to result in revenue of approximately $91.0 million at closing of the homesites, which are expected over the next several years. As of March 31, 2019 we had 773 residential homesites under contract, which are expected to result in revenue of approximately $74.5 million ($12.0 million has been realized through March 31, 2020). The increase in homesites under contract is due to the development of additional residential homesites of different sizes and types and increased builder contracts for residential homesites. The number of homesites under contract are subject to change based on final platting of each community.

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

The Clubs by JOE

The Clubs by JOE provides club members and guests in our hotels access to our member facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, and the WaterSound Beach Club. The Clubs by JOE offers different types of club memberships, each with different access rights and associated fee structures. The Clubs by JOE is focused on creating a world class membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities and personnel costs. Below is a description of some of our club properties, which are located in Northwest Florida.

WaterSound Beach Club. The WaterSound Beach Club is The Clubs by JOE’s private beach club located in Watersound, Florida, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area.

Shark’s Tooth Golf Club. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, a The Clubs by JOE tennis center is located in the Wild Heron community near the Shark’s Tooth golf club.

Camp Creek Golf Club. Camp Creek includes an 18-hole golf course and a pro shop with a snack bar. This championship course is located in Watersound, Florida. In the fourth quarter of 2019, we commenced construction on a new hotel and club amenities adjacent to the Camp Creek golf course. Plans include an upscale, 75-room boutique inn near the highly desirable Scenic Highway 30-A corridor that we will operate. Amenities are planned to include a health and wellness center, two restaurants, a tennis center, pickle ball courts, a resort-style pool complex with separate adult pool, a golf teaching academy and multi-sports fields. Once complete, these amenities will be available to The Clubs by JOE members and guests at our hotels.

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

Homewood Suites by Hilton hotel. Subsequent to March 31, 2020, we commenced site clearing for a Homewood Suites by Hilton hotel adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida. The hotel is planned to feature 120 one and two-bedroom guest suites.

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

Commercial

Our commercial segment includes construction and leasing of multi-family, retail, office and commercial property, cell towers and other assets, an assisted living community, as well as planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, assisted-living, multi-family and industrial properties. Our commercial segment also manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other forest products.

The commercial segment’s portfolio of leasable properties continues to expand and diversify. We are in the process of constructing, through our consolidated and unconsolidated JVs, 637 apartment units, in addition to the 240 that have recently been completed, and 107 assisted living/memory care units. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along roadways. We also lease land for hunting, sand, rock quarrying and other uses.

Our commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment also generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

Below is a listing of some of our commercial properties.

Pier Park North. Our Pier Park North JV owns a retail center of approximately 330,000 square feet in Panama City Beach, Florida, of which approximately 10,000 square feet remains to be constructed. As of March 31, 2020, Pier Park North JV had 320,310 leasable square feet, of which 95.4% were under lease.

Pier Park Crossings. Pier Park Crossings is being developed in two phases with a total of 360 apartment units in Panama City Beach, Florida. In April 2017, we formed the Pier Park Crossings JV to develop, manage and lease the initial 240-unit phase of apartments. As of March 31, 2020, we had completed all 240 units, of which 236 were under lease. In October 2019, we formed the Pier Park Crossings Phase II to develop, manage and lease an additional 120-unit phase, which is currently under construction.

Pier Park Northwest. Pier Park Northwest is entitled for hospitality and commercial uses. In the fall of 2017, we entered into a JV with InterMountain Management, LLC, to construct and manage a TownePlace Suites by Marriott. Construction began in the fourth quarter of 2018 on the 124 room TownePlace Suites and is now nearing completion. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting.

Sea Sound Apartments. In January 2020, we formed the Sea Sound Apartments JV to develop, manage and lease apartments in Panama City Beach, Florida near the Breakfast Point community. We are working together, with our JV partner, to develop a 300 unit apartment community, which is under construction. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.

Beckrich Office Park. Beckrich Office Park in Panama City Beach, Florida is being expanded to include a third office building that, combined with the two original office buildings, will offer over 100,000 square feet of leasable Class A office space. The two existing office buildings include approximately 66,000 leasable square feet, of which 92.9% were under lease as of March 31, 2020. In December 2019, we also completed construction of a building for a Starbucks at the Beckrich Office Park, for which we have a long term lease. A portion of the third office building will be occupied as our corporate headquarters.

Watersound Origins Crossings. In May 2019, we formed the Watersound Origins Crossings JV to develop, manage and lease apartments in Watersound, Florida, which is adjacent to the Watersound Origins Town Center. We are working together, with our JV partner, to develop a 217 unit apartment community, which is currently under construction.

Watersound Origins Town Center. The Watersound Origins Town Center is entitled for approximately 330,000 square feet of retail and entertainment space, as well as approximately 127,000 square feet of office space. In August 2018, we entered into an agreement with Sacred Heart Health Systems to construct and lease an approximately 6,500 square foot healthcare facility, which was completed in April 2020. In January 2020, we entered into an agreement with Publix Super Markets to construct and lease an approximately 49,880 square foot store, which is in permitting. Additionally, we have begun construction on a new multi-tenant commercial building.

Topsail West. Topsail West is entitled for approximately 61,000 square feet of retail and entertainment space in Santa Rosa Beach, Florida. In April 2019, we entered into an agreement to construct and lease a build-to-suit restaurant building for First Watch: The Daytime Café. The restaurant building was completed in the first quarter of 2020.

Watercrest Santa Rosa Beach Assisted Living and Memory Care. In May 2019, we formed the Watercrest JV to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida, which will be located near Topsail West. The JV parties are working together to develop the 107-unit community, which is under construction.

Nautilus North. Nautilus North, located in Panama City Beach, Florida, is a commercial development which was platted into seven commercial parcels. In July 2019, we formed a JV to develop and operate a Busy Bee branded fuel station and convenience store that is under construction on two parcels at Nautilus North. The Busy Bee JV is unconsolidated and is accounted for under the equity method of accounting.

North Glades/Breakfast Point Bank Building. In April 2019, we entered into an agreement with Capital City Bank to construct and lease a full-service banking location in Panama City Beach, Florida. The building was completed in the first quarter of 2020.

Port St. Joe Bank Building. In December 2019, we entered into an agreement with Capital City Bank to construct and lease a full-service banking location in Port St. Joe, Florida. The bank building is under construction.

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

Industrial Flex Spaces. In addition to our buildings at VentureCrossings, we own and lease over 45,000 square feet of existing flex space building space at various commerce parks. We are also constructing a flex space building of approximately 10,000 square feet at Beach Commerce Park in Panama City Beach, Florida.

Rural Land. As of December 31, 2019, we had approximately 113,000 acres of rural land and expect to have the ability to consistently operate approximately 64,000 of those acres for timber operations.

In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings, apartments, assisted living/memory care communities, and a self-storage facility.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no significant changes in these policies during the first three months of 2020, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality and Market Variability

Our business may be affected by seasonal fluctuations. Revenue from our hospitality operations are typically higher in the second and third quarters, but can vary depending on the timing of holidays and school breaks, including spring break and may also be impacted by extraordinary events such as the COVID-19 pandemic. Our residential real estate business is predominantly composed of sales to homebuilders, who tend to buy multiple homesites in sporadic transactions, which impacts the variability in our results of operations. The revenue resulting from our residential real estate operations may vary from period to period depending on the communities where homesites are sold, as prices vary significantly by community. Our commercial real estate projects are subject to current demand. These variables may cause our operating results to vary significantly from period to period.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended
	March 31,
	2020	2019
	In millions
Revenue:
Real estate revenue	$5.8	$4.6
Hospitality revenue	6.6	7.4
Leasing revenue	4.3	3.5
Timber revenue	1.9	0.5
Total revenue	18.6	16.0
Expenses:
Cost of real estate revenue	1.8	1.8
Cost of hospitality revenue	7.3	7.1
Cost of leasing revenue	0.6	1.1
Cost of timber revenue	0.2	0.1
Other operating and corporate expenses	6.9	6.0
Depreciation, depletion and amortization	3.1	2.1
Total expenses	19.9	18.2
Operating loss	(1.3)	(2.2)
Other (expense) income:
Investment (loss) income, net	(1.6)	6.0
Interest expense	(3.3)	(2.9)
Other income, net	4.5	1.7
Total other (expense) income, net	(0.4)	4.8
(Loss) income before equity in loss from unconsolidated affiliates and income taxes	(1.7)	2.6
Equity in loss from unconsolidated affiliates	(0.1)	—
Income tax benefit (expense)	0.5	(0.6)
Net (loss) income	$(1.3)	$2.0

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended March 31,
	2020	% (1)	2019	% (1)
	Dollars in millions
Revenue:
Residential real estate revenue	$2.9	50.0%	$3.4	73.9%
Commercial and rural real estate revenue	2.8	48.3%	1.1	23.9%
Other revenue	0.1	1.7%	0.1	2.2%
Real estate revenue	$5.8	100.0%	$4.6	100.0%

Gross profit:
Residential real estate	$1.8	62.1%	$1.6	47.1%
Commercial and rural real estate	2.1	75.0%	1.1	100.0%
Other	0.1	100.0%	0.1	100.0%
Gross profit	$4.0	69.0%	$2.8	60.9%

(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended March 31, 2020, total residential real estate revenue decreased $0.5 million, or 14.7% to $2.9 million, as compared to $3.4 million during the same period in 2019 while total residential real estate gross profit increased $0.2 million to $1.8 million (or gross margin of 62.1%), as compared to $1.6 million (or gross margin of 47.1%) during the same period in 2019. During the three months ended March 31, 2020, we sold 19 homesites compared to 31 homesites during the same period in 2019.

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

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended March 31, 2020, we had five commercial and rural real estate sales totaling approximately 80 acres for $2.8 million, resulting in a gross profit margin of approximately 75.0%. During the three months ended March 31, 2019, we had five commercial and rural real estate sales totaling approximately 71 acres for $1.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

For additional information see the Segment Results sections for Residential and Commercial.

Hospitality Revenue and Gross (Deficit) Profit

	Three Months Ended March 31,
	2020	2019
	In millions
Hospitality revenue	$6.6	$7.4
Gross (deficit) profit	$(0.7)	$0.3
Gross margin	(10.6)%	4.1%

Hospitality revenue decreased $0.8 million, or 10.8%, to $6.6 million during the three months ended March 31, 2020, as compared to $7.4 million in the same period in 2019. During the three months ended March 31, 2020 the decrease in hospitality revenue is primarily due to the impact of the COVID-19 pandemic on hospitality operations, which resulted in travel restrictions and business slowdowns or shutdowns. In addition the Camp Creek Golf Club was closed in March 2020 for renovations. The decrease was partially offset by an increase in the number of members and membership revenue. As of March 31, 2020, the Clubs by JOE had 1,284 members, compared with 1,012 members as of March 31, 2019. Hospitality had a negative gross margin during the three months ended March 31, 2020 of (10.6%) compared to a gross margin of 4.1% during the same period in 2019. The decrease is primarily related to the impacts of the COVID-19 pandemic on hospitality operations, partially offset by an increase in the number of members and membership revenue. The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain. See Part II. Item 1A. Risk Factors.

Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2020	2019
	In millions
Leasing revenue	$4.3	$3.5
Gross profit	$3.7	$2.4
Gross margin	86.0%	68.6%

Leasing revenue increased $0.8 million, or 22.9%, to $4.3 million during the three months ended March 31, 2020, as compared to $3.5 million in the same period in 2019. The increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019. Gross profit during the three months ended March 31, 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin increased during the three months ended March 31, 2020 to 86.0%, as compared to 68.6% during the same period in 2019, primarily due to the business interruption proceeds received. Excluding the business interruption proceeds received during the three months ended March 31, 2020, our leasing gross margin was 69.8% during three months ended March 31, 2020, as compared to 68.6% during the same period in 2019.

Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2020	2019
	In millions
Timber revenue	$1.9	$0.5
Gross profit	$1.7	$0.4
Gross margin	89.5%	80.0%

Timber revenue increased $1.4 million, or 280.0%, to $1.9 million during the three months ended March 31, 2020, as compared to $0.5 million in the same period in 2019. The increase is primarily due to an increase in the amount of tons sold, along with price increases and product mix changes. The revenue for the three months ended March 31, 2019 was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 86,000 tons sold during the three months ended March 31, 2020, as compared to 30,000 tons sold during the same period in 2019. Gross margin increased during the three months ended March 31, 2020 to 89.5%, as compared to 80.0% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Three Months Ended March 31,
	2020	2019
	In millions
Employee costs	$2.4	$1.8
401(k) contribution	1.2	1.1
Property taxes and insurance	1.2	1.2
Professional fees	1.2	1.1
Marketing and owner association costs	0.3	0.2
Occupancy, repairs and maintenance	0.2	0.3
Other miscellaneous	0.4	0.3
Total other operating and corporate expenses	$6.9	$6.0

Other operating and corporate expenses increased $0.9 million, or 15.0%, during the three months ended March 31, 2020, as compared to the same period in 2019. The increase is primarily due to the March 2020 payment of performance incentives and other employee related costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.0 million during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to new assets placed in service.

Investment (Loss) Income, Net

Investment (loss) income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available for-sale-investments and equity securities, (iv) net unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2020	2019
	In millions
Interest and dividend income	$1.1	$1.8
Accretion income	—	0.1
Unrealized (loss) gain on investments, net	(4.8)	2.0
Interest income from investments in SPEs	2.0	2.0
Interest accrued on notes receivable and other interest	0.1	0.1
Total investment (loss) income, net	$(1.6)	$6.0

Investment (loss) income, net decreased $7.6 million to $(1.6) million for the three months ended March 31, 2020, as compared to investment income, net of $6.0 million for the three months ended March 31, 2019. The three months ended March 31, 2020 includes unrealized losses related to preferred stock of $4.8 million, compared to unrealized gains related to preferred stock of $2.0 million in the three months ended March 31, 2019.

The decrease in interest and dividend income and accretion income for the three months ended March 31, 2020, as compared to the same period in 2019, is primarily due to a reduction in investments held during the period and lower interest rates. The decrease in investments during the period is primarily related to a transition to a more liquid investment strategy and increased capital expenditures.

Interest Expense

Interest expense primarily includes interest incurred on CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases as detailed in the table below:

	Three Months Ended March 31,
	2020	2019
	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2
Other interest expense	1.1	0.7
Total interest expense	$3.3	$2.9

Interest expense increased $0.4 million, or 13.8%, to $3.3 million during the three months ended March 31, 2020, as compared to $2.9 million in the same period in 2019, primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Other Income, Net

Other income, net primarily includes gain on land contribution, income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2020	2019
	In millions
Gain on land contribution	$4.3	$1.5
Accretion income from retained interest investments	0.3	0.3
Gain on insurance recovery	—	0.3
Loss from hurricane damage	(0.1)	(0.3)
Miscellaneous expense, net	—	(0.1)
Other income, net	$4.5	$1.7

Other income, net increased $2.8 million to $4.5 million during the three months ended March 31, 2020, as compared to $1.7 million in the same period in 2019. The three months ended March 31, 2020 include a gain of $4.3 million on land contributed to our unconsolidated Sea Sound Apartments JV. The three months ended March 31, 2019, include a gain of $1.5 million on land and mitigation credits contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information. The three months ended March 31, 2020, includes $0.1 million of loss from hurricane damage related to Hurricane Michael. The three months ended March 31, 2019, includes a $0.3 million gain on insurance recovery and $0.3 million of loss from hurricane damage related to Hurricane Michael See Note 7. Hurricane Michael for additional information.

Income Tax (Benefit) Expense

We recorded income tax benefit of $0.5 million during the three months ended March 31, 2020, as compared to income tax expense of $0.6 million during the same period in 2019. Our effective tax rate was 24.4% for the three months ended March 31, 2020, as compared to 24.9% during the same period in 2019.

Our effective rate for 2020 differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent differences. The effective tax rate for 2019 differed from the federal statutory rate of 21.0% primarily due to the impact of state taxes and other permanent differences.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Three Months Ended March 31,
	2020	2019
	In millions
Revenue:
Real estate revenue	$2.4	$3.1
Hospitality revenue	0.1	0.1
Other revenue	0.5	0.3
Total revenue	3.0	3.5
Expenses:
Cost of real estate and other revenue	1.1	1.7
Cost of hospitality revenue	0.1	0.1
Other operating expenses	1.2	1.2
Depreciation and amortization	0.1	0.1
Total expenses	2.5	3.1
Operating income	0.5	0.4
Other income (expense):
Investment income, net	0.1	—
Interest expense	(0.2)	(0.1)
Total other expense, net	(0.1)	(0.1)
Income before equity in loss from unconsolidated affiliates and income taxes	$0.4	$0.3

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended March 31, 2020, real estate revenue did not include any estimated homesite residuals and other revenue did not include any certain estimated fees related to homebuilder homesite sales. For the three months ended March 31, 2019, real estate revenue includes estimated homesite residuals of $0.1 million and other revenue includes certain estimated fees related to homebuilder homesite sales of $0.1 million. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three months ended March 31, 2020 Compared to the Three months ended March 31, 2019

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin
Dollars in millions
Homesites	19	$2.4	$1.1	$1.3	54.2%	31	$3.1	$1.6	$1.5	48.4%

Homesites. Revenue from homesite sales decreased $0.7 million, or 22.6%, during the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities such as College Station and Breakfast Point. During the three months ended

March 31, 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $113,000 and $88,000, respectively, due to the mix of sales from different communities.

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

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended March 31,
	2020	2019
	In millions
Revenue:
Hospitality revenue	$6.5	$7.3
Expenses:
Cost of hospitality revenue	7.2	7.1
Other operating expenses	0.2	0.2
Depreciation	1.4	0.8
Total expenses	8.8	8.1
Operating loss	(2.3)	(0.8)
Loss before equity in loss from unconsolidated affiliates and income taxes	$(2.3)	$(0.8)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
		Gross			Gross
		Profit	Gross		Profit	Gross
	Revenue	(Deficit)	Margin	Revenue	(Deficit)	Margin
	In millions
Clubs	$3.8	$1.1	28.9%	$3.7	$1.0	27.0%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	2.5	(1.7)	(68.0)%	3.4	(0.6)	(17.6)%
Retail	0.2	—	—%	0.2	—	—%
Marinas	—	(0.1)	—%	—	(0.2)	—%
Total	$6.5	$(0.7)	(10.8)%	$7.3	$0.2	2.7%

Revenue from our clubs increased $0.1 million, or 2.7%, during the three months ended March 31, 2020 compared to the same period in 2019, due to an increase in the number of members and membership revenue, partially offset by the impact of the COVID-19 pandemic on hospitality operations, which resulted in travel restrictions and business slowdowns or shutdowns. In addition, the Camp Creek Golf Club was closed in March 2020 for renovations. As of March 31, 2020, the Clubs by JOE had 1,284 members, compared with 1,012 members as of March 31, 2019. Our clubs gross margin also increased to 28.9% during the three months ended March 31, 2020, compared to 27.0% during the same period in 2019. The increase in gross margin was primarily due to the increase in the number of members and membership revenue, partially offset by the impacts of the previously discussed COVID-19 pandemic on hospitality operations and closure of Camp Creek Golf Club.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services decreased $0.9 million, or 26.5%, during the three months ended March 31, 2020, as compared to the same period in 2019. The decrease is primarily due to the impact of the COVID-19 pandemic on hospitality operations, which resulted in travel restrictions and business slowdowns or shutdowns. The three months ended March 31, 2020 had a negative gross margin of (68.0%) compared to (17.6%) during the same period in 2019. The decrease is primarily related to the impacts of the COVID-19 pandemic on hospitality operations.

Revenue from our retail outlets during the three months ended March 31, 2020 and 2019 were comparable.

We did not have revenue from our marinas during the three months ended March 31, 2020 and 2019, due to the impact of Hurricane Michael on the marinas. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a negative gross margin of (10.8%) during the three months ended March 31, 2020, as compared to a gross margin of 2.7% during the same period in 2019. The decrease is primarily related to the impacts of the COVID-19 pandemic on hospitality operations, partially offset by an increase related to an increase in the number of members and membership revenue.

The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain. See Part II. Item 1A. Risk Factors.

Other operating expenses include salaries and benefits, occupancy fees, professional fees, property taxes, CDD assessments and other administrative expenses.

The increase of $0.6 million in depreciation expense during the three months ended March 31, 2020, as compared to the same period in 2019. The increase was primarily due to $0.4 million for new assets placed in service and $0.2 million for accelerated depreciation for Camp Creek Golf Club property under renovation.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Three Months Ended March 31,
	2020	2019
	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$3.4	$3.5
Apartment leasing revenue	0.9	—
Total leasing revenue	4.3	3.5
Commercial and rural real estate revenue	2.8	1.1
Timber revenue	1.9	0.5
Total revenue	9.0	5.1
Expenses:
Cost of leasing revenue	0.6	0.9
Cost of commercial and rural real estate revenue	0.7	0.1
Cost of timber revenue	0.2	0.1
Other operating expenses	0.9	0.8
Depreciation, amortization and depletion	1.6	1.2
Total expenses	4.0	3.1
Operating income	5.0	2.0
Other (expense) income:
Interest expense	(0.9)	(0.6)
Other income, net	3.9	1.7
Total other income, net	3.0	1.1
Income before equity in loss from unconsolidated affiliates and income taxes	$8.0	$3.1

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Total leasing revenue increased $0.8 million, or 22.9%, during the three months ended March 31, 2020, as compared to the same period in 2019. This increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019.  Cost of leasing revenue during the three months ended March 31, 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin increased during the three months ended March 31, 2020 to 86.0%, as compared to 74.3% during the same period in 2019, primarily due to the business interruption proceeds received.  Excluding the business interruption proceeds received during the three months ended March 31, 2020, our leasing gross margin was 69.8% during three months ended March 31, 2020, as compared to 74.3% during the same period in 2019. As of March 31, 2020, we had net rentable square feet of approximately 869,000, of which approximately 743,000 square feet was under lease. As of March 31, 2019, we had net rentable square feet of approximately 811,000, of which approximately 755,000 square feet was under lease.

The diversity of our commercial segment complements the growth of our communities and our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2020, we had five commercial and rural real estate sales totaling approximately 80 acres for $2.8 million, resulting in a gross profit margin of approximately 75.0%. Commercial and rural real estate revenue for the three months ended March 31, 2020 included $1.8 million related to the sale of the SouthWood Town Center. During the three months ended March 31, 2019, we had five commercial and rural real estate sales totaling approximately 71 acres for $1.1 million, with di minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may transform and operate leasing properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased by $1.4 million, or 280.0% during the three months ended March 31, 2020, as compared to the same period in 2019.  The increase is primarily due to an increase in the amount of tons sold, along with price increases and product mix changes. The revenue for the three months ended March 31, 2019, was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 86,000 tons sold during the three months ended March 31, 2020, as compared to 30,000 tons sold during the same period in 2019. The average price per ton sold increased to $16.73 during the three months ended March 31, 2020, as compared to $12.74 during the same period in 2019. Timber gross margin increased during the three months ended March 31, 2020, to 89.5% as compared to 80.0% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.4 million in depreciation, amortization and depletion expense during the three months ended March 31, 2020, as compared to the same period in 2019, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Other income, net for the three months ended March 31, 2020 includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. Other income, net for the three months ended March 31, 2019 includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information. The three months ended March 31, 2019, included a $0.3 million gain on insurance recovery for the Pier Park Crossings JV related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		March 31, 2020		December 31, 2019
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	95%	320,310	95%
VentureCrossings	Bay County, FL	303,605	80%	303,605	80%
Beckrich Office Park	Bay County, FL	68,398	93%	68,398	100%
WindMark Beach Commercial (1) (2)	Gulf County, FL	45,004	64%	48,960	48%
SouthWood Town Center (2) (3)	Leon County, FL	N/A	N/A %	34,230	80%
WaterColor Town Center (2)	Walton County, FL	19,596	100%	20,033	96%
Cedar Grove Commerce Park (4)	Bay County, FL	19,449	20%	N/A	N/A %
Port St. Joe Commercial	Gulf County, FL	15,524	100%	15,524	100%
Beach Commerce Park	Bay County, FL	14,700	100%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	-%	13,000	0%
South Walton Commerce Park	Walton County, FL	11,570	80%	11,534	82%
WaterSound Gatehouse (2)	Walton County, FL	10,271	100%	11,515	89%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West (5)	Walton County, FL	3,500	100%	N/A	N/A %
Capital City Bank building (6)	Bay County, FL	3,346	100%	N/A	N/A %
WaterColor HOA Office (7)	Walton County, FL	1,244	100%	1,244	100%
		868,917	86%	882,453	86%

(1)	Included in net rentable square feet as of March 31, 2020 and December 31, 2019 is 13,808 square feet of unfinished space.
(2)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(3)	In January 2020, we sold the SouthWood Town Center.
(4)	In the first quarter of 2020, we completed construction of a flex space building.
(5)	In the first quarter of 2020, we completed construction of a restaurant building, for which we have a long term lease.
(6)	In the first quarter of 2020, we completed construction of a Capital City Bank building, for which we have a long term lease.
(7)

In addition to net rentable square feet, there is an additional 1,276 square feet that currently serves as common area, but is subject to an agreement whereby the current lessee is expected to expand their lease to include the entire building.

Total units and percentage leased for apartments and assisted living communities by location are as follows:

			March 31, 2020			December 31, 2019
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings (1)	Bay County, FL	240	240	236	98%	216	216	100%
Pier Park Crossings Phase II (2)	Bay County, FL	120	—	—	N/A	—	—	N/A
Watersound Origins Crossings (3)	Walton County, FL	217	—	—	N/A	—	—	N/A
Sea Sound (4)	Bay County, FL	300	—	—	N/A	N/A	N/A	N/A
Total apartment units		877	240	236	98%	216	216	100%
Assisted living communities
Watercrest Santa Rosa Beach Assisted Living and Memory Care (5)	Walton County, FL	107	—	—	N/A	—	—	N/A
Total assisted living community units		107	—	—	N/A	—	—	N/A
Total units		984	240	236	98%	216	216	100%

(1)	Construction was completed in the first quarter of 2020.
(2)	Construction began in the fourth quarter of 2019.
(3)	Construction began in the second quarter of 2019.
(4)	Development began in the first quarter of 2020. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(5)	Construction began in the second quarter of 2019.

The total tons sold and relative percentage of total tons sold by major type of timber revenue are as follows:

	Three Months Ended March 31,
	2020		2019
Pine pulpwood	42,000	48.8%	6,000	20.0%
Pine sawtimber	26,000	30.2%	2,000	6.7%
Pine grade logs	12,000	14.0%	5,000	16.7%
Other	6,000	7.0%	17,000	56.6%
Total	86,000	100.0%	30,000	100.0%

Liquidity and Capital Resources

As of March 31, 2020, we had cash and cash equivalents of $106.4 million, compared to $185.7 million as of December 31, 2019. During the first quarter of 2020, we purchased $49.9 million of U.S. Treasury Bills, in lieu of commercial paper. Our cash and cash equivalents as of March 31, 2020 includes commercial paper of $37.5 million and $55.4 million of money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2020, we had investments - debt securities in U. S. Treasury Bills of $49.9 million and corporate debt securities of less than $0.1 million and investments - equity securities in preferred stock investments of $2.4 million. See Note 5. Investments, for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt and authorized stock repurchases for the next twelve months.

However, we are continuing to monitor the COVID-19 pandemic and its impact on our business, customers, tenants, and industry as a whole. See Part II. Item 1A. Risk Factors.

During the three months ended March 31, 2020, we incurred a total of $40.8 million for capital expenditures, which includes $8.0 million related to the acquisition and development in our residential real estate communities, $20.8 million for our commercial segment, $11.7 million related to our hospitality segment and $0.3 million related to corporate expenditures. As of March 31, 2020, we had a total of $106.0 million in construction and development related contractual obligations, of which a portion will be funded through committed financing arrangements.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of March 31, 2020 and December 31, 2019, $45.3 million and $45.5 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of March 31, 2020 and December 31, 2019, $35.7 million and $34.6 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. The PPC JV Loan may not be prepaid prior to July 1, 2020. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. As of March 31, 2020 and December 31, 2019, $6.2 million and $2.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of March 31, 2020, $2.1 million was outstanding on the Watercrest JV Loan. As of December 31, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and will receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. Also see Note 10. Debt, Net for additional information.

In August 2019, a wholly owned subsidiary of ours entered into a $5.5 million loan. As of March 31, 2020 and December 31, 2019, there was no principal balance outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of March 31, 2020 and December 31, 2019, there was no principal balance outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.25% during construction and LIBOR plus 2.10% after completion of construction and final draw. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. We are the sole guarantor and will receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2020, a wholly owned subsidiary of ours entered into a $15.3 million loan. As of March 31, 2020, there was no principal balance outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0% and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.8 million as of March 31, 2020. Total outstanding CDD debt related to our land holdings was $17.7 million at March 31, 2020, which was comprised of $14.7 million at SouthWood, $2.6 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the three months ended March 31, 2020 and 2019, we repurchased a total of 411,113 and 471,500 shares, respectively, of our common stock outstanding for an aggregate purchase price of $6.8 million and $7.1 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2020	2019
	In millions
Net cash provided by (used in) operating activities	$3.1	$(1.2)
Net cash used in investing activities	(80.3)	(2.7)
Net cash used in financing activities	(1.3)	(0.3)
Net decrease in cash, cash equivalents and restricted cash	(78.5)	(4.2)
Cash, cash equivalents and restricted cash at beginning of the period	188.7	198.0
Cash, cash equivalents and restricted cash at end of the period	$110.2	$193.8

Cash Flows from Operating Activities

Cash flows provided by (used in) operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Net cash provided by operations was $3.1 million during the three months ended March 31, 2020, as compared to net cash used in operating activities of $1.2 million during the same period in 2019.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by sales of investments, maturities of assets held by SPEs and proceeds from insurance claims. During the three months ended March 31, 2020, net cash used in investing activities was $80.3 million, which included capital expenditures for operating property and equipment, purchases of investments $49.9 million, partially offset by sales of investments of $3.7 million and maturities of assets held by SPEs of $0.4 million. During the three months ended March 31, 2019, net cash used in investing activities was $2.7 million, which included capital expenditures for operating property and equipment, partially offset by proceeds from the disposition of assets of $5.0 million, sales of investments of $1.1 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $34.5 million and $10.0 million, during the three months ended March 31, 2020 and 2019, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 was $1.3 million compared to $0.3 million during the same period in 2019. Net cash used in financing activities during the three months ended March 31, 2020 included the repurchase of common stock of $6.8 million, capital contribution to unconsolidated affiliate of $0.6 million, principal payments on debt of $0.3 million and debt issuance costs of $0.2 million, partially offset by borrowings on debt of $6.6 million. Net cash used in financing activities during the three months ended March 31, 2019 included the repurchase of our common stock of $7.1 million, capital contribution to unconsolidated affiliate of $0.3 million and principal payments on debt of $0.2 million, partially offset by borrowings on debt of $7.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had various loans outstanding for which we have entered into guarantees and are required to comply with financial covenants. See Note 10. Debt, Net for additional information.

In January 2020, our unconsolidated Sea Sound Apartments JV, entered into a $40.3 million loan. The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. As of March 31, 2020, there was no principal balance outstanding on the Sea Sound Apartments JV Loan. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Sea Sound Apartments JV Loan, as guarantor our JV partner entered into a guarantee in favor of the lender, to guarantee the payment and performance of the borrower. Our JV partner is the sole guarantor and will receive a fee related to the guarantee from us based on our ownership percentage.

In January 2019, our unconsolidated Pier Park TPS JV, entered into a $14.4 million loan. As of March 31, 2020 and December 31, 2019, $11.1 million and $6.8 million, respectively, was outstanding on the Pier Park TPS JV Loan. The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and matures in January 2026. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor our liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. See Note 18. Commitments and Contingencies for additional information.

In November 2019, our unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 and a $1.2 million equipment loan maturing in November 2027. As of March 31, 2020 and December 31, 2019, $4.5 million and $1.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan As of both March 31, 2020 and December 31, 2019, less than $0.1 million was outstanding on the Busy Bee JV Equipment Loan. The loans bear interest at LIBOR plus 1.5%. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion. As guarantor, our liability under the loans upon substantial completion will be reduced to 50.0% for a twelve month period. Subsequent to that time, our guarantee will be released upon request. Upon release of our guarantee, our JV partner will be the sole guarantor and will receive a fee related to the guarantee from us based on our ownership percentage. See Note 18. Commitments and Contingencies for additional information.

We have assessed the need to record a liability for the guarantees related to our unconsolidated JVs and did not record an obligation as of March 31, 2020 and December 31, 2019. As of March 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $12.3 million for all installment notes monetized through March 31, 2020. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of March 31, 2020 and December 31, 2019, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $17.2 million and $10.7 million, respectively, as well as a standby letter of credit in the amount of $1.9 million as of March 31, 2020, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $4.8 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2020.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

•	the potential impacts of COVID-19;
•	our expectations concerning our future business strategy, including maintaining more than sufficient enterprise liquidity;
•	our expectations concerning the demand for our homesites;
•	our ability to develop and sell homesites in a typical manner or at all;

•	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
•	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
•	our 2020 capital expenditures budget and the timing of benefits of these investments;
•	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
•	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
•	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
•	our expectations regarding homesite sales and timing of sales for new developments;
•	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
•	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
•	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;
•	our intention to form additional JVs with third parties for the development of commercial and residential real estate projects;
•	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
•	our expectations regarding our assisted living communities;
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

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10‑K for the year ended December 31, 2019, subsequent Form 10‑Qs, other current reports, and the following:

•

disruptions by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it;

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.4 million in the market value of these investments as of March 31, 2020. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of operations. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the market value of these investments as of March 31, 2020. In addition, our investments in preferred stock are non-investment grade, which could affect their fair value.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of March 31, 2020, approximately 95% of our total Securities are rated AA or better.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10‑K for the fiscal year ended December 31, 2019. Except as set forth below, as of the date of this report, there have been no material changes to our Risk Factors as previously reported.

Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the present outbreak and worldwide spread of COVID-19), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our business, results of operations, cash flows and financial condition.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and several states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines, and “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.

Our hospitality operations have already been, and may continue to be, disrupted by the impacts of COVID-19 and the governmental response to address it. In mid-March 2020 we were forced to temporarily close or alter the operations of several hospitality assets we own or operate, including the WaterColor Inn, WaterSound Inn, The Pearl Hotel, retail outlets, food and beverage operations and beach clubs due to implementation of social distancing. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, after our hospitality assets are eventually allowed to reopen, some guests may choose for a period of time not to travel or visit our properties for health concerns, which could lead to lower occupancy and lower room rates at our hotels or additional disruptions in our hospitality operations.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 result in, among other things, any of the following:

•	decrease consumer confidence generally or with respect to purchasing a home;
•	continued decrease in business and leisure travel;
•	significant decreases in the value of residential and/or commercial real estate;
•	civil unrest;
•	prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products;
•	impaired ability for us to develop and sell homesites in a typical manner or at all;
•

increased costs or decreased supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts;

•	the inability of our third-party managers and franchisors to perform;
•	the inability of our tenants to pay their rent when due; and
•

reduced revenue and cash flows and/or access to the capital or lending markets (or significantly increased costs of doing so), which could lead to insufficient liquidity and inability to satisfy our anticipated working capital needs, expected capital expenditures and/or principal and interest payments on our long term debt.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and difficult to forecast. Should any of the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, material adverse impacts on our business, results of operations, cash flows and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The Stock Repurchase Program has no expiration date.

As of March 31, 2020, we had a total authority of $79.4 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million in cash, cash equivalents and/or investments. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

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

The following table provides information regarding repurchases of our common stock during each of the three months in the quarter ended March 31, 2020:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
In Millions
January 1-31, 2020	—	$—	—	$—
February 1-29, 2020	—	—	—	—
March 1-31, 2020	411,113	16.55	411,113	79.4
Total	411,113	$16.55	411,113	$79.4

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

THE ST. JOE COMPANY
(Registrant)

Date:	April 29, 2020	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 29, 2020	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)