Form 10-Q
period 2020-06-30
ST JOE CO
filed 2020-07-30
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 1-10466

The St. Joe Company

(Exact name of registrant as specified in its charter)

Florida	59-0432511
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 Richard Jackson Boulevard, Suite 200
Panama City Beach, Florida	32407
(Address of principal executive offices)	(Zip Code)

(850) 231-6400

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, no par value	JOE	New York Stock Exchange

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

As of July 27, 2020, there were 58,882,549 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Investment in real estate, net	$497,658	$430,776
Investment in unconsolidated joint ventures	29,293	5,084
Cash and cash equivalents	106,039	185,716
Investments - debt securities	49,996	53
Investments - equity securities	2,415	9,746
Other assets	54,977	52,069
Property and equipment, net of accumulated depreciation of $64,523 and $63,223 at June 30, 2020 and December 31, 2019, respectively	19,500	19,018
Investments held by special purpose entities	206,438	206,771
Total assets	$966,316	$909,233
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$120,522	$92,529
Other liabilities	68,128	57,200
Deferred tax liabilities, net	57,860	52,808
Senior Notes held by special purpose entity	177,156	177,026
Total liabilities	423,666	379,563

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 59,414,583 issued at June 30, 2020 and December 31, 2019; and 58,882,549 and 59,414,583 outstanding at June 30, 2020 and December 31, 2019, respectively	305,676	305,631
Retained earnings	231,801	214,225
Accumulated other comprehensive loss	(1,530)	(335)
Treasury stock at cost, 532,034 shares held at June 30, 2020	(8,803)	—
Total stockholders’ equity	527,144	519,521
Non-controlling interest	15,506	10,149
Total equity	542,650	529,670
Total liabilities and equity	$966,316	$909,233

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of June 30, 2020 and December 31, 2019, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Reliant Title and Closing Services, LLC (“Reliant Title JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of June 30, 2020, the condensed consolidated balances attributable to the Company’s consolidated variable interest entities also include the Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”). The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	June 30,	December 31,
	2020	2019
ASSETS
Investment in real estate	$129,536	$96,001
Cash and cash equivalents	3,786	3,483
Other assets	13,175	12,766
Investments held by special purpose entities	206,438	206,771
Total assets	$352,935	$319,021
LIABILITIES
Debt, net	$106,479	$81,071
Other liabilities	14,548	3,471
Senior Notes held by special purpose entity	177,156	177,026
Total liabilities	$298,183	$261,568

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Real estate revenue	$17,555	$15,553	$23,362	$20,144
Hospitality revenue	11,565	15,560	18,176	22,991
Leasing revenue	4,907	3,674	9,206	7,181
Timber revenue	2,055	759	3,911	1,254
Total revenue	36,082	35,546	54,655	51,570
Expenses:
Cost of real estate revenue	7,245	6,846	9,044	8,679
Cost of hospitality revenue	8,240	9,002	15,560	16,193
Cost of leasing revenue	1,314	1,121	1,925	2,060
Cost of timber revenue	212	193	391	334
Other operating and corporate expenses	4,946	5,094	11,862	11,062
Depreciation, depletion and amortization	3,018	2,422	6,092	4,533
Total expenses	24,975	24,678	44,874	42,861
Operating income	11,107	10,868	9,781	8,709
Other income (expense):
Investment income, net	2,055	2,535	446	8,580
Interest expense	(3,390)	(3,024)	(6,734)	(5,966)
Other income, net	15,477	3,283	20,009	4,979
Total other income, net	14,142	2,794	13,721	7,593
Income before equity in loss from unconsolidated affiliates and income taxes	25,249	13,662	23,502	16,302
Equity in loss from unconsolidated affiliates	(123)	—	(206)	—
Income tax expense	(5,907)	(3,434)	(5,412)	(4,095)
Net income	19,219	10,228	17,884	12,207
Net (income) loss attributable to non-controlling interest	(20)	145	(218)	163
Net income attributable to the Company	$19,199	$10,373	$17,666	$12,370

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	58,901,540	60,200,534	59,138,579	60,260,488
Net income per share attributable to the Company	$0.33	$0.17	$0.30	$0.21

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income:	$19,219	$10,228	$17,884	$12,207
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	106	(9)	106	790
Net unrealized gain on restricted investments	15	7	5	18
Interest rate swap	(137)	—	(866)	—
Interest rate swap - unconsolidated affiliate	(841)	—	(841)	—
Reclassification of net realized (gain) loss included in earnings	—	—	(4)	2
Total before income taxes	(857)	(2)	(1,600)	810
Income tax benefit (expense)	217	—	405	(206)
Total other comprehensive (loss) income, net of tax	(640)	(2)	(1,195)	604
Total comprehensive income, net of tax	18,579	10,226	16,689	12,811
Total comprehensive (income) loss attributable to non-controlling interest	(20)	145	(218)	163
Total comprehensive income attributable to the Company	$18,559	$10,371	$16,471	$12,974

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2020	59,003,470	$305,658	$212,602	$(890)	$(6,807)	$10,347	$520,910
Capital contribution from non-controlling interest	—	—	—	—	—	5,139	5,139
Stock based compensation expense	—	18	—	—	—	—	18
Repurchase of common shares	(120,921)	—	—	—	(1,996)	—	(1,996)
Other comprehensive loss, net of tax	—	—	—	(640)	—	—	(640)
Net income	—	—	19,199	—	—	20	19,219
Balance at June 30, 2020	58,882,549	$305,676	$231,801	$(1,530)	$(8,803)	$15,506	$542,650

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2019	60,200,534	$331,408	$189,447	$(68)	$(7,073)	$16,606	$530,320
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Capital contribution from non-controlling interest	—	—	—	—	—	1,784	1,784
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	—	10	—	—	—	—	10
Other comprehensive loss, net of tax	—	—	—	(2)	—	—	(2)
Net income	—	—	10,373	—	—	(145)	10,228
Balance at June 30, 2019	60,200,534	$330,209	$199,820	$(70)	$(7,073)	$19,254	$542,140

See accompanying notes to the condensed consolidated financial statements.

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contribution from non-controlling interest	—	—	—	—	—	5,139	5,139
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,195)	—	—	(1,195)
Net income	—	—	17,666	—	—	218	17,884
Balance at June 30, 2020	58,882,549	$305,676	$231,801	$(1,530)	$(8,803)	$15,506	$542,650

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Capital contribution from non-controlling interest	—	—	—	—	—	3,468	3,468
Capital distribution to non-controlling interest	—	—	—	—	—	(200)	(200)
Stock based compensation expense	—	23	—	—	—	—	23
Repurchase of common shares	(471,500)	—	—	—	(7,073)	—	(7,073)
Other comprehensive income, net of tax	—	—	—	604	—	—	604
Net income	—	—	12,370	—	—	(163)	12,207
Balance at June 30, 2019	60,200,534	$330,209	$199,820	$(70)	$(7,073)	$19,254	$542,140

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$17,884	$12,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,092	4,533
Stock based compensation	45	23
Loss on sale of investments	48	2
Unrealized loss (gain) on investments, net	4,903	(133)
Equity in loss from unconsolidated affiliates	206	—
Deferred income tax expense	5,487	3,685
Cost of real estate sold	16,515	8,167
Expenditures for and acquisition of real estate to be sold	(17,395)	(14,602)
Accretion income and other	(492)	(680)
Gain on disposal of property and equipment	(7)	—
Gain on land contribution to equity method investment	(19,616)	(1,472)
Gain on insurance for damage to property and equipment, net	—	(4,071)
Changes in operating assets and liabilities:
Other assets	(2,104)	(1,816)
Other liabilities	584	6,044
Income taxes receivable	356	410
Net cash provided by operating activities	12,506	12,297
Cash flows from investing activities:
Expenditures for operating property	(62,574)	(26,599)
Expenditures for property and equipment	(3,244)	(7,409)
Proceeds from the disposition of assets	7	—
Proceeds from insurance claims	—	10,796
Purchases of investments - debt securities	(56,915)	—
Purchases of investments - equity securities	—	(5)
Purchases of restricted investments	(17)	(40)
Maturities of investments - debt securities	7,000	7,000
Sales of investments - equity securities	2,502	—
Sales of restricted investments	1,210	1,155
Maturities of assets held by special purpose entities	415	414
Net cash used in investing activities	(111,616)	(14,688)
Cash flows from financing activities:
Capital contribution from non-controlling interest	5,139	1,784
Capital distribution to non-controlling interest	—	(200)
Capital contribution to unconsolidated affiliate	(3,329)	(254)
Repurchase of common shares	(8,803)	(7,073)
Borrowings on debt	29,914	10,653
Principal payments for debt	(1,063)	(1,040)
Principal payments under finance lease obligation	(25)	(14)
Debt issuance costs	(1,479)	(813)
Net cash provided by financing activities	20,354	3,043
Net (decrease) increase in cash, cash equivalents and restricted cash	(78,756)	652
Cash, cash equivalents and restricted cash at beginning of the period	188,677	198,073
Cash, cash equivalents and restricted cash at end of the period	$109,921	$198,725

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

(Unaudited)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the amounts shown in the condensed consolidated statements of cash flows.

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$106,039	$195,587
Restricted cash included in other assets	3,882	3,138
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$109,921	$198,725

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Six Months Ended
	June 30,
	2020	2019
Cash paid during the period for:
Interest, net of amounts capitalized	$6,108	$5,614
Income taxes	$—	$—

Non-cash financing and investment activities:
Non-cash allocation of ownership interest in JV	$—	$1,209
Non-cash contribution to equity method investment	$(21,927)	$(1,730)
Increase in capital contribution from non-controlling interest	$—	$1,683
(Decrease) increase in Community Development District debt	$(377)	$1,229
Decrease in expenditures for operating properties and property and equipment financed through accounts payable	$(2,280)	$(2,814)

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

The Company conducts primarily all of its business in the following three reportable operating segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual operating segments. Commencing in the first quarter of 2020, due to organizational changes, the Company’s previously titled “commercial leasing and sales” and “forestry” segments are now reported as one segment and retitled to “commercial.” This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, the Company’s previously titled “residential real estate” segment was retitled to “residential.” The changes had no effect on the condensed consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 17. Segment Information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2019 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2019 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020.

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

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2019 annual financial statements, except for recently adopted accounting pronouncements detailed below. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s real estate values.

On March 11, 2020, the World Health Organization characterized the outbreak of the novel coronavirus (“COVID-19”), as a global pandemic and recommended containment and mitigation measures. The economic conditions in the United States have been negatively impacted by the continued threat by COVID-19. The Company’s hospitality operations have already been, and may continue to be, disrupted by the impacts of the COVID-19 pandemic and the federal, state and local government actions to address it. While the breadth and duration of the COVID-19 pandemic impact is unknown, it could have a material adverse impact on the Company’s results of operations, cash flows and financial condition. See Part II. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local and regional financial institutions, and as of June 30, 2020, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2020 the company had $49.9 million invested in U.S. Treasury Bills, $87.0 million invested in U.S. Treasury money market funds and $2.4 million invested in three issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2020 and 2019, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of June 30, 2020 or June 30, 2019.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that required a financial asset measured at amortized cost to be presented at the net amount expected to be collected and required that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. In November 2018, the FASB issued ASU 2018-19, which clarified that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarified and improved ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provided an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.

The Company adopted the new guidance, including amendments, as of January 1, 2020, and elected to implement Topic 326 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. The Company elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables and will write-off uncollectible balances in a timely manner, which is 90 days from when it is determined uncollectible. As of the date of adoption, a cumulative-effect adjustment was recorded to beginning retained earnings. The impact of adopting this guidance resulted in an adjustment to decrease retained earnings by $0.1 million, net of the related tax effects, a decrease in accounts receivable, net and notes receivable, net for allowance for credit losses of $0.1 million and an increase to other liabilities related to allowance for credit losses for unconsolidated JV debt guaranteed by the Company of less than $0.1 million. There were no adjustments related to operating lease receivables for which the Company is the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments, which made narrow-scope improvements to various aspects of financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	June 30,	December 31,
	2020	2019
Development property:
Residential	$123,067	$115,384
Hospitality	27,761	12,229
Commercial	117,353	103,326
Other	2,510	2,631
Total development property	270,691	233,570

Operating property:
Residential	12,001	11,985
Hospitality	98,265	94,838
Commercial	188,755	164,589
Other	50	50
Total operating property	299,071	271,462
Less: Accumulated depreciation	72,104	74,256
Total operating property, net	226,967	197,206
Investment in real estate, net	$497,658	$430,776

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, development and construction costs and indirect costs. Residential includes residential communities such as Watersound Origins, SouthWood, WindMark Beach, as well as other communities. Hospitality development property consists of land, construction costs, development costs and improvements primarily related to the Pier Park Resort Hotel JV, Camp Creek Lifestyle Village amenity center and a new hotel near the Northwest Florida Beaches International Airport, as well as other properties. Commercial development property primarily consists of land, construction costs and development costs for commercial, multi-family, assisted living and industrial uses, including the Watercrest JV, Watersound Origins Crossings JV, Pier Park Crossings Phase II JV, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe as well as other properties. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, golf courses, a beach club and certain vacation rental properties. Commercial operating property includes property developed or purchased by the Company and used for retail, multi-family and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV and Beckrich Office Park as well as other properties. Commercial operating property also includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

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

Consolidated Joint Ventures

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct a 255 room hotel. The hotel is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The JV parties are working together to develop and construct a 120 unit apartment community. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2020 and December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Reliant Title JV

Reliant Title JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of June 30, 2020 and December 31, 2019, the Company owned a 66.0% interest in the consolidated JV. A wholly owned subsidiary of the Company is the managing member of Reliant Title JV and is responsible for the day-to-day activities of the JV. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Reliant Title JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new assisted living and memory care community in Santa Rosa Beach, Florida. The JV parties are working together to develop and construct a 107 unit community. The community will be located on land that was contributed to the JV by the Company. As of June 30, 2020 and December 31, 2019, the Company owned an 87.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct a 217 unit apartment community. The community will be located on land near the entrance to the Watersound Origins community, which was contributed to the JV by the Company. As of June 30, 2020 and December 31, 2019 the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Pier Park Crossings JV

In April 2017, the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 240 unit apartment community was completed in the first quarter of 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2020 and December 31, 2019, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2020 and December 31, 2019, the Company owned a 60.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2020 and December 31, 2019.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	June 30,	December 31,
	2020	2019
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$18,518	$791
Pier Park TPS JV	2,235	3,083
Sea Sound Apartments JV (a)	7,363	—
Busy Bee JV	1,177	1,210
Total investment in unconsolidated joint ventures	$29,293	$5,084

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV	$55	$—
Pier Park TPS JV	13,274	6,791
Busy Bee JV	6,394	1,451
Total outstanding debt of unconsolidated JVs (b)	$19,723	$8,242
a)	JV was formed in January 2020.
b)	See Note 18. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in loss from unconsolidated affiliates:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Equity in loss from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$(93)	$(167)
Pier Park TPS JV	(3)	(6)
Busy Bee JV	(27)	(33)
Total equity in loss from unconsolidated affiliates	$(123)	$(206)

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community and the sales center is currently under construction. The community will be located on land that was contributed to the JV by the Company in June 2020, with a contractual value of land and certain infrastructure improvements of $35.0 million. As of June 30, 2020, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV includes $2.2 million of cash contributions and $16.6 million for the net present value of the land contribution. The initial present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75%. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. The first phase is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of June 30, 2020 and December 31, 2019, the Company owned a 50.0% voting interest in the JV. Each JV member initially contributed and will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements will be returned at an average of $10,000 per home, as each home is sold by the JV. Per the JV agreement, the Company has provided interest-bearing financing in the form of a revolving promissory note to the Latitude Margaritaville Watersound JV to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV will be managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	June 30,	December 31,
	2020	2019
BALANCE SHEETS:
Investment in real estate (a)	$5,322	$1,116
Cash and cash equivalents	166	525
Other assets	2	—
Total assets	$5,490	$1,641

Debt	$55	$—
Other liabilities	304	58
Equity	5,131	1,583
Total liabilities and equity	$5,490	$1,641
(a)	As of June 30, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million.

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
STATEMENTS OF OPERATIONS:
Total expenses	$186	$335
Net loss	$(186)	$(335)

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was created in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300 unit apartment community in Panama City Beach, Florida. The community will be located near the Breakfast Point residential community on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during the six months ended June 30, 2020, the Company contributed mitigation bank credits of $0.4 million and cash of $1.9 million. During the six months ended June 30, 2020, the JV partner contributed $4.9 million of cash. The project is currently under development with no income or loss impacting the condensed consolidated statements of income for the three and six months ended June 30, 2020. As of June 30, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan, maturing in January 2024 (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan and will receive a fee related to the guarantee from the Company based on its ownership percentage. As of June 30, 2020, there was no principal balance outstanding and the JV incurred $0.5 million of loan costs related to the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

June 30,
2020
BALANCE SHEET:
Investment in real estate	$14,705
Cash and cash equivalents	3
Other assets	509
Total assets	$15,217

Other liabilities	$2,910
Equity	12,307
Total liabilities and equity	$15,217

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018. The Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel opened in May 2020 and is located on land in the Pier Park area that the Company contributed to the JV on January 14, 2019, with a fair value of $1.7 million. In addition, during the six months ended June 30, 2019, the Company contributed cash of $0.2 million and mitigation bank credits of $0.1 million. As of June 30, 2020 and December 31, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	June 30,	December 31,
	2020	2019
BALANCE SHEETS:
Property and equipment, net	$18,502	$14,775
Cash and cash equivalents	366	51
Other assets	512	12
Total assets	$19,380	$14,838

Debt, net	$12,969	$6,480
Other liabilities	1,952	2,193
Equity	4,459	6,165
Total liabilities and equity	$19,380	$14,838

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
STATEMENTS OF OPERATIONS:
Total revenue	$533	$533

Cost of revenue	251	251
Expenses	260	260
Total expenses	511	511
Operating income	22	22
Interest expense	(34)	(34)
Net loss	$(12)	$(12)

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The project is located on land that the Company contributed to the JV on July 5, 2019. Construction of the fuel station and convenience store was completed on June 29, 2020. The investment in the unconsolidated JV of $1.2 million as of June 30, 2020 and December 31, 2019 includes $1.4 million for the fair value of land contributed by the Company, which was offset by a $0.2 million note receivable from the JV partner. As of June 30, 2020 and December 31, 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	June 30,	December 31,
	2020	2019
BALANCE SHEETS:
Property and equipment, net	$8,301	$3,886
Cash and cash equivalents	45	36
Other assets	883	28
Total assets	$9,229	$3,950

Debt, net	$6,301	$1,349
Other liabilities	553	181
Equity	2,375	2,420
Total liabilities and equity	$9,229	$3,950

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
STATEMENTS OF OPERATIONS:
Total expenses	$54	$65
Net loss	$(54)	$(65)

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	June 30, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$49,962	$—	$(18)	$49,944
Corporate debt securities	52	—	—	52
	50,014	—	(18)	49,996
Restricted investments:
Short-term bond	1,163	13	—	1,176
	1,163	13	—	1,176
	$51,177	$13	$(18)	$51,172

	December 31, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$178	$—	$(125)	$53
	178	—	(125)	53
Restricted investments:
Short-term bond	2,239	11	—	2,250
Money market fund	114	—	—	114
	2,353	11	—	2,364
	$2,531	$11	$(125)	$2,417

During the three months ended June 30, 2020 there were no realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2020 net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale investments were $7.0 million and purchases of available-for-sale securities were $56.9 million.

During the three months ended June 30, 2019 there were no realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2019 net realized losses from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale investments were $7.0 million and purchases of available-for sale securities were less than $0.1 million.

The following table provides the available-for-sale investments unrealized loss position and related fair values:

June 30, 2020
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$42,954	$18	$—	$—

December 31, 2019
	Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$53	$125

As of June 30, 2020, the Company had unrealized losses of less than $0.1 million related to U.S. Treasury Bills. The Company had unrealized losses of $0.1 million as of December 31, 2019 related to corporate debt securities. As of June 30, 2020, the Company determined unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. As of June 30, 2020 and December 31, 2019, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities since certain borrowers have the right to call or prepay obligations.

	June 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$50,014	$49,996
Restricted investments	1,163	1,176
	$51,177	$51,172

Investments - Equity Securities

As of June 30, 2020 and December 31, 2019 investments - equity securities included $2.4 million and $9.7 million, respectively, of preferred stock investments recorded at fair value. During the three months ended June 30, 2020 and 2019 the Company had an unrealized loss on investments – equity securities of $0.1 million and $1.9 million, respectively. During the six months ended June 30, 2020 the Company had an unrealized loss on investments – equity securities of $4.9 million, compared to an unrealized gain on investments – equity securities of $0.1 million during the six months ended June 30, 2019. These amounts were included within investment income, net on the condensed consolidated statements of income.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of June 30, 2020, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.99% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$86,951	$—	$—	$86,951
	86,951	—	—	86,951

Investments - debt securities:
U.S. Treasury Bills	49,944	—	—	49,944
Corporate debt securities	—	52	—	52
	49,944	52	—	49,996

Investments - equity securities:
Preferred stock	—	2,415	—	2,415
	—	2,415	—	2,415

Restricted investments:
Short-term bond	1,176	—	—	1,176
	1,176	—	—	1,176
	$138,071	$2,467	$—	$140,538

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$21,043	$—	$—	$21,043
Commercial paper	138,220	—	—	138,220
U.S. Treasury Bills	6,990	—	—	6,990
	166,253	—	—	166,253

Investments - debt securities:
Corporate debt securities	—	53	—	53
	—	53	—	53

Investments - equity securities:
Preferred stock	—	9,746	—	9,746
	—	9,746	—	9,746

Restricted investments:
Short-term bond	2,250	—	—	2,250
Money market fund	114	—	—	114
	2,364	—	—	2,364
	$168,617	$9,799	$—	$178,416

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

Restricted investments are included within other assets on the condensed consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) Plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated financial statements until they are allocated to participants. As of June 30, 2020 and December 31, 2019, the assets held in the suspense account were invested in a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. As of December 31, 2019 the assets held in the suspense account were also invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 9. Other Assets.

Liabilities measured at fair value on a recurring basis are as follows:

		June 30, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,202	$—	$1,202
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	841	—	841
		$—	$2,043	$—	$2,043

		December 31, 2019
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$336	$—	$336
		$—	$336	$—	$336

In June 2019 the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million. As of June 30, 2020 and December 31, 2019, the interest rate swap was recorded at its estimated fair value, based on Level 2 measurements, of $1.2 million and $0.3 million, respectively, and is included within other liabilities on the condensed consolidated balance sheet. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive (loss) income into interest expense during the three and six months ended June 30, 2020. See Note 10. Debt for additional information.

In January 2019 the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method, entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate debt on the notional amount of related debt of $14.4 million. As of June 30, 2020, the interest rate swap was recorded at the Company’s proportionate share of its estimated fair value, based on Level 2 measurements, of $0.8 million and is included within investment in unconsolidated joint ventures on the condensed consolidated balance sheet. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive (loss) income into equity in loss from unconsolidated affiliates during the three and six months ended June 30, 2020. See Note 4. Real Estate Joint Ventures and Note 18. Commitments and Contingencies for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and six months ended June 30, 2020 and 2019. See Note 4. Real Estate Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2020			December 31, 2019
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills and cash	$6,438	$6,731	1	$6,771	$6,712	1
Liabilities
Debt
Fixed-rate debt	$101,123	$109,232	2	$89,969	$92,276	2
Variable-rate debt	21,857	21,857	2	4,538	4,538	2
Total debt	$122,980	$131,089		$94,507	$96,814
Senior Notes held by SPE	$177,156	$222,866	3	$177,026	$204,347	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2020, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $6.0 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2020 consist of $177.2 million, net of the $2.8 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

During the three months ended June 30, 2020, the Company did not receive any business interruption insurance proceeds. During the six months ended June 30, 2020, $0.7 million of business interruption insurance proceeds were received related to the Pier Park Crossings JV, included within the cost of leasing revenue on the condensed consolidated statements of income. During the three and six months ended June 30, 2019, $1.3 million of insurance proceeds were received related to business interruption insurance, included within the cost of hospitality revenue on the condensed consolidated statements of income. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During the three and six months ended June 30, 2020, the Company did not recognize any gain on insurance recovery. During the three and six months ended June 30, 2019, the Company recognized a $3.8 million and $4.1 million, respectively, gain on insurance recovery, included in other income, net on the condensed consolidated statements of income.

During the three and six months ended June 30, 2020, the Company incurred loss from hurricane damage of $0.4 million and $0.5 million, respectively. During the three and six months ended June 30, 2019, the Company incurred loss from hurricane damage of $0.8 million and $1.1 million, respectively. Loss from hurricane damage includes additional hurricane expense items such as repairs, clean-up costs, landscape repairs, demolition costs, professional fees, damaged inventory and temporary housing for employees included in other income, net on the condensed consolidated statements of income.

8. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasing revenue
Lease payments	$3,772	$2,724	$7,154	$5,404
Variable lease payments	1,135	950	2,052	1,777
Total leasing revenue	$4,907	$3,674	$9,206	$7,181

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2020, for the years ending December 31 are:

2020	$7,458
2021	11,490
2022	10,243
2023	8,158
2024	6,913
Thereafter	17,293
$61,555

As of June 30, 2020, the Company leased certain office equipment under a finance lease and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$13	$12	$25	$16
Interest on lease liability	2	3	5	4
Operating lease cost	72	53	137	105
Short-term lease cost	277	237	351	301
Total lease cost	$364	$305	$518	$426

Other information
Weighted-average remaining lease term - finance lease (in years)			4.1	4.7
Weighted-average remaining lease term - operating leases (in years)			2.6	1.7
Weighted-average discount rate - finance lease			5.0%	5.0%
Weighted-average discount rate - operating leases			5.0%	5.0%

The aggregate payments of finance lease liability subsequent to June 30, 2020, for the years ending December 31 are:

2020	$29
2021	58
2022	58
2023	58
2024	12
Thereafter	1
Total	216
Less imputed interest	(19)
Total finance lease liability	$197

The aggregate payments of operating lease liabilities subsequent to June 30, 2020, for the years ending December 31 are:

2020	$139
2021	214
2022	126
2023	83
2024	13
Thereafter	293
Total	868
Less imputed interest	(196)
Total operating lease liabilities	$672

9. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2020	2019
Restricted investments	$1,176	$2,364
Accounts receivable, net	8,190	6,957
Homesite sales receivable	4,919	5,211
Notes receivable, net	3,084	3,252
Income tax receivable	2,487	2,843
Prepaid expenses	8,119	6,592
Straight-line rent	3,261	3,292
Operating lease right-of-use assets	672	691
Other assets	7,639	5,715
Retained interest investments	12,492	12,214
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$54,977	$52,069

Restricted Investments

The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s condensed consolidated balance sheets until they are allocated to current or future 401(k) plan participants within the next year. During the six months ended June 30, 2020 and 2019, the Company recorded an expense of $1.2 million and $1.1 million, respectively, for the fair value of the assets, less expenses that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of income and was less than a $0.1 million loss for the three months ended June 30, 2020 and less than a $0.1 million gain for the six months ended June 30, 2020. Both the three and six months ended June 30, 2019 included a $0.1 million loss related to the restricted investments. Refer to Note 6. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include receivables related to certain homesite sales, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of June 30, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. As of December 31, 2019, allowance for doubtful accounts receivable was $0.3 million. During the six months ended June 30, 2020, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	June 30, 2020
Homesite sales receivable	$5,211	$1,075	$(1,367)	$4,919

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	June 30, 2019
Homesite sales receivable	$2,977	$2,006	$(1,208)	$3,775

Notes Receivable, Net

Notes receivable, net consists of the following:

	June 30,	December 31,
	2020	2019
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2021	$1,394	$1,514
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due December 2021	872	872
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due May 2039	359	363
Interest bearing note with a JV partner, secured by the partner's membership interest in the JV - 8.0% interest rate, due July 2039	200	206
Interest bearing homebuilder note, secured by the real estate sold — 6.3% interest rate, due March 2020	128	128
Various mortgage notes, secured by certain real estate, bearing interest at various rates	76	85
Interest bearing revolving promissory note with Latitude Margaritaville Watersound JV, secured by the JV's real property - 5.0% interest rate, due June 2025	55	—
Interest bearing homebuilder note, secured by the real estate sold — 5.5% interest rate, due June 2020	—	84
Total notes receivable, net	$3,084	$3,252

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of the notes receivable and the need for an allowance for credit losses at each reporting date. As of June 30, 2020, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of December 31, 2019, there was no allowance for doubtful notes receivable. As of both June 30, 2020 and December 31, 2019, accrued interest receivable related to notes receivable was $0.1 million, and is included within other assets on the condensed consolidated balance sheets.

In June 2020, the Company entered into a $10.0 million secured revolving promissory note (the “Latitude Margaritaville Watersound JV Note”) with the unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV Note was provided to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Real Estate Joint Ventures for additional information.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2020 and December 31, 2019. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.4 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $12.5 million and $12.2 million as of June 30, 2020 and December 31, 2019, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	June 30, 2020			December 31, 2019
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$45,046	$347	$44,699	$45,514	$380	$45,134
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	35,690	1,074	34,616	34,610	1,087	33,523
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	14,292	402	13,890	2,868	454	2,414
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% (effective rate of 2.4% at June 30, 2020)	8,639	289	8,350	—	—	—
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,095	—	6,095	6,977	—	6,977
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.3% (effective rate of 2.4% at June 30, 2020)	5,174	224	4,950	—	—	—
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.9% at June 30, 2020)	3,596	69	3,527	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.9% at June 30, 2020)	1,571	18	1,553	1,594	20	1,574
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.9% at June 30, 2020)	1,500	13	1,487	1,535	14	1,521
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.9% at June 30, 2020)	1,377	22	1,355	1,409	23	1,386
Total debt	$122,980	$2,458	$120,522	$94,507	$1,978	$92,529

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

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $17.0 million and $17.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company pays interest on this total outstanding CDD debt.

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

In March 2020, a wholly owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance the construction of a Hilton Garden Inn near the Northwest Florida Beaches International Airport in Panama City, Florida. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. As of June 30, 2020, there was no principal balance and the Company had incurred $0.2 million of loan costs related to the Airport Hotel Loan.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in March 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. As of June 30, 2020, there was no principal balance and the Company had incurred $1.2 million of loan costs related to the Pier Park Resort Hotel JV Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both June 30, 2020 and December 31, 2019 the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to June 30, 2020, for the years ending December 31 are:

June 30,
2020
2020	$885
2021	2,472
2022	2,871
2023	3,049
2024	21,663
Thereafter	92,040
$122,980

11. Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2020	2019
Accounts payable	$24,797	$16,207
Finance lease liability	197	204
Operating lease liabilities	672	691
Accrued compensation	2,022	3,151
Other accrued liabilities	5,864	3,277
Deferred revenue	17,668	18,972
Club initiation fees	7,429	6,917
Club membership deposits	3,835	3,985
Advance deposits	2,794	946
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$68,128	$57,200

Accounts payable as of June 30, 2020 and December 31, 2019 includes payables for projects under development and construction.

Other accrued liabilities include $2.4 million and $0.1 million of accrued property taxes as of June 30, 2020 and December 31, 2019, respectively, which are generally paid annually in November.

Deferred revenue as of June 30, 2020 and December 31, 2019 includes $11.5 million and $12.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2020	Cash Received	Revenue Recognized	June 30, 2020
Contract liabilities
Club initiation fees	$6,917	$1,686	$(1,174)	$7,429

	Balance	Increases Due To	Decreases Due to	Balance
	January 1, 2019	Cash Received	Revenue Recognized	June 30, 2019
Contract liabilities
Club initiation fees	$5,676	$1,663	$(882)	$6,457

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2020 and 2019 to pre-tax income as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Tax at the federal statutory rate	$5,273	$2,869	$4,847	$3,424
State income taxes (net of federal benefit)	884	601	813	717
Tax credits	(251)	—	(251)	—
Other	1	(36)	3	(46)
Total income tax expense	$5,907	$3,434	$5,412	$4,095

As of June 30, 2020 and December 31, 2019 the Company had an income tax receivable of $2.5 million and $2.8 million, respectively, included in other assets on the condensed consolidated balance sheets. As of both June 30, 2020 and December 31, 2019 the income tax receivable included a federal alternative minimum tax (“AMT”) credit receivable of $2.2 million.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of either June 30, 2020 or December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized (Loss) Gain	Unrealized Loss
	on Available-for-	Cash Flow
	Sale Securities	Hedge	Total
Accumulated other comprehensive loss at December 31, 2019	$(84)	$(251)	$(335)
Other comprehensive loss before reclassifications	82	(1,274)	(1,192)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Other comprehensive loss	79	(1,274)	(1,195)
Accumulated other comprehensive loss at June 30, 2020	$(5)	$(1,525)	$(1,530)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended June 30, 2020
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$106	$(27)	$79
Unrealized gain on restricted investments	15	(4)	11
Interest rate swap	(137)	35	(102)
Interest rate swap - unconsolidated affiliate	(841)	213	(628)
Net unrealized loss	(857)	217	(640)
Other comprehensive loss	$(857)	$217	$(640)

	Three Months Ended June 30, 2019
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(9)	$2	$(7)
Unrealized gain on restricted investments	7	(2)	5
Net unrealized loss	(2)	—	(2)
Other comprehensive loss	$(2)	$—	$(2)

	Six Months Ended June 30, 2020
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$106	$(27)	$79
Unrealized gain on restricted investments	5	(2)	3
Interest rate swap	(866)	220	(646)
Interest rate swap - unconsolidated affiliate	(841)	213	(628)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(1,600)	405	(1,195)
Other comprehensive loss	$(1,600)	$405	$(1,195)

	Six Months Ended June 30, 2019
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized gain on available-for-sale investments	$790	$(201)	$589
Unrealized gain on restricted investments	18	(5)	13
Reclassification adjustment for net loss included in earnings	2	—	2
Net unrealized gain	810	(206)	604
Other comprehensive income	$810	$(206)	$604

14. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the six months ended June 30, 2020 and 2019, the Company repurchased 532,034 and 471,500 shares, respectively, of its common stock at an average purchase price of $16.54 and $15.00, per share, respectively, for an aggregate purchase price of $8.8 million and $7.1 million, respectively, pursuant to its Stock Repurchase Program. As of June 30, 2020, the Company had a total authority of $77.4 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million in cash, cash equivalents and/or investments. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees

On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

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

For each of the three and six months ended June 30, 2020 and 2019, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended June 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$14,002	$—	$2,322	$1,231	$17,555
Hospitality revenue	70	11,495	—	—	11,565
Leasing revenue	55	3	4,849	—	4,907
Timber revenue	—	—	2,055	—	2,055
Total revenue	$14,127	$11,498	$9,226	$1,231	$36,082

Timing of Revenue Recognition:
Recognized at a point in time	$14,072	$10,744	$4,377	$1,231	$30,424
Recognized over time	—	751	—	—	751
Over lease term	55	3	4,849	—	4,907
Total revenue	$14,127	$11,498	$9,226	$1,231	$36,082

	Three Months Ended June 30, 2019
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$13,825	$—	$1,288	$440	$15,553
Hospitality revenue	183	15,377	—	—	15,560
Leasing revenue	11	27	3,636	—	3,674
Timber revenue	—	—	759	—	759
Total revenue	$14,019	$15,404	$5,683	$440	$35,546

Timing of Revenue Recognition:
Recognized at a point in time	$14,008	$14,597	$2,047	$440	$31,092
Recognized over time	—	780	—	—	780
Over lease term	11	27	3,636	—	3,674
Total revenue	$14,019	$15,404	$5,683	$440	$35,546

	Six Months Ended June 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$16,956	$—	$5,087	$1,319	$23,362
Hospitality revenue	132	18,044	—	—	18,176
Leasing revenue	78	5	9,123	—	9,206
Timber revenue	—	—	3,911	—	3,911
Total revenue	$17,166	$18,049	$18,121	$1,319	$54,655

Timing of Revenue Recognition:
Recognized at a point in time	$17,088	$16,671	$8,998	$1,319	$44,076
Recognized over time	—	1,373	—	—	1,373
Over lease term	78	5	9,123	—	9,206
Total revenue	$17,166	$18,049	$18,121	$1,319	$54,655

	Six Months Ended June 30, 2019
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$17,187	$—	$2,399	$558	$20,144
Hospitality revenue	335	22,656	—	—	22,991
Leasing revenue	22	52	7,107	—	7,181
Timber revenue	—	—	1,254	—	1,254
Total revenue	$17,544	$22,708	$10,760	$558	$51,570

Timing of Revenue Recognition:
Recognized at a point in time	$17,522	$21,365	$3,653	$558	$43,098
Recognized over time	—	1,291	—	—	1,291
Over lease term	22	52	7,107	—	7,181
Total revenue	$17,544	$22,708	$10,760	$558	$51,570

16. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Investment income, net
Interest and dividend income	$67	$2,302	$1,111	$4,115
Accretion income	30	23	47	84
Net realized loss on the sale of investments	—	—	(48)	(2)
Unrealized (loss) gain on investments, net	(142)	(1,915)	(4,903)	133
Interest income from investments in SPEs	2,045	2,048	4,091	4,096
Interest accrued on notes receivable and other interest	55	77	148	154
Total investment income, net	2,055	2,535	446	8,580
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,203)	(2,200)	(4,405)	(4,399)
Other interest expense	(1,187)	(824)	(2,329)	(1,567)
Total interest expense	(3,390)	(3,024)	(6,734)	(5,966)
Other income (expense), net
Gain on land contribution to equity method investment	15,338	—	19,616	1,472
Accretion income from retained interest investments	340	327	685	647
Gain on insurance recovery	—	3,792	—	4,071
Loss from hurricane damage	(447)	(805)	(502)	(1,127)
Miscellaneous income (expense), net	246	(31)	210	(84)
Other income, net	15,477	3,283	20,009	4,979
Total other income, net	$14,142	$2,794	$13,721	$7,593

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

During each of the three months ended June 30, 2020 and 2019 the Company capitalized $0.2 million in interest related to projects under development. During the six months ended June 30, 2020 and 2019 the Company capitalized $0.3 million and $0.4 million, respectively, in interest related to projects under development. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Other Income, Net

Other income, net primarily includes gain on land contributions, income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

Other income, net for the three and six months ended June 30, 2020 includes a gain of $15.3 million on land contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV includes $16.6 million for the net present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. The six months ended June 30, 2020 also include a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. The six months ended June 30, 2019, include a gain of $1.5 million on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.2%.

During the three and six months ended June 30, 2020, the Company did not have any gain on insurance recovery and incurred $0.4 million and $0.5 million, respectively, of loss from hurricane damage related to Hurricane Michael. During the three and six months ended June 30, 2019, the Company had a gain on insurance recovery of $3.8 million and $4.1 million, respectively, and incurred $0.8 million and $1.1 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

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

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit revenue, title fee revenue and corporate operating and general and administrative expenses, net of investment income.

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating revenue:
Residential	$14,127	$14,019	$17,166	$17,544
Hospitality	11,498	15,404	18,049	22,708
Commercial	9,226	5,683	18,121	10,760
Other	1,231	440	1,319	558
Consolidated operating revenue	$36,082	$35,546	$54,655	$51,570

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential (a)	$21,602	$5,578	$22,006	$5,849
Hospitality	2,411	5,287	153	4,464
Commercial (b)	3,446	1,554	11,400	4,624
Other	(2,210)	1,243	(10,057)	1,365
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$25,249	$13,662	$23,502	$16,302

(a)	The three and six months ended June 30, 2020 includes a gain of $15.3 million on land contributed to the Latitude Watersound Margaritaville JV. See Note 4. Real Estate Joint Ventures and Note 16. Other Income, Net for additional information.
(b)	The six months ended June 30, 2020 includes a gain of $3.9 million on land contributed to the Sea Sound Apartments JV.

	June 30,	December 31,
	2020	2019
Total assets:
Residential	$167,841	$139,349
Hospitality	115,084	89,570
Commercial	301,273	253,936
Other	382,118	426,378
Total assets	$966,316	$909,233

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

Other litigation, claims, disputes and governmental proceedings, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.8 million and $1.5 million as of June 30, 2020 and December 31, 2019, respectively. Significant judgment is required in both the determination of probability and the determination as to whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of June 30, 2020, $0.1 million was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Real Estate Joint Ventures and Note 9. Other Assets for additional information.

As of June 30, 2020 and December 31, 2019, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $19.7 million and $10.7 million, respectively, as well as a standby letter of credit in the amount of $1.9 million as of June 30, 2020, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2020, the Company had a total of $134.9 million in construction and development related contractual obligations, of which a significant portion will be funded through committed financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, maturing in January 2026 (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor the Company’s liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or guarantor; and the dissolution of the borrower or guarantor. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate debt on the notional amount of related debt of $14.4 million to a rate of 5.21%. As of June 30, 2020 and December 31, 2019, $13.3 million and $6.8 million, respectively, was outstanding on the Pier Park TPS JV Loan.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan maturing in November 2027 (the “Busy Bee JV Equipment Loan”). The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor the Company, a wholly owned subsidiary of the Company and the Company’s JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion, which occurred on June 29, 2020. As guarantor, the Company’s liability under the loans upon substantial completion was reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of June 30, 2020 and December 31, 2019, $5.4 million and $1.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of June 30, 2020 and December 31, 2019, $1.0 million and $0.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both June 30, 2020 and December 31, 2019. As of June 30, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 6 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

COVID-19 Update

The economic conditions in the United States have been and continue to be negatively impacted by the ongoing COVID-19 pandemic, which has resulted in among other things, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to close or significantly reduce normal operations, and we expect these negative impacts to continue. Beginning in mid-March 2020, in response to federal, state and local orders and guidelines, we took a number of protective measures, including temporarily closing the WaterColor Inn, WaterSound Inn and The Pearl Hotel for overnight guests, closing retail outlets and beach clubs, closing or limiting restaurant activities at our food and beverage operations to pick up only (and in certain locations, local delivery), implementing cost reduction measures and implementing “work from home” policies. Our hospitality assets gradually reopened in May 2020, but continue to be impacted by reduced or altered operations and could be ordered to close again.

While the breadth and duration of the COVID-19 pandemic impact is still unknown, we could experience material declines within each of our reporting segments in one or more periods in 2020 compared to the historical norms. We will continue to monitor the potential impacts and evaluate each new project day by day and phase by phase and take prudent measures and respond as needed based on market conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic are discussed in Part II. Item 1A. Risk Factors.

Segments

We conduct primarily all of our business in the following three reportable operating segments: (1) residential, (2) hospitality and (3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual operating segments. See Note 1. Nature of Operations for additional information.

The following table sets forth the relative contribution of these operating segments to our consolidated operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment Operating Revenue
Residential	39.1%	39.4%	31.4%	34.0%
Hospitality	31.9%	43.3%	33.0%	44.0%
Commercial	25.6%	16.0%	33.2%	20.9%
Other	3.4%	1.3%	2.4%	1.1%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

For more information regarding our operating segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential

Our residential segment primarily plans and develops residential communities of various sizes across a wide range of price points and sells homesites to builders or retail consumers. Our residential segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

Below is a description of some of our major residential development communities in Northwest Florida.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community under development in Bay County, Florida. The community is located near the Gulf Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed as a JV with our partner Minto Communities USA, a homebuilder and community developer. Phase one is estimated to include approximately 3,500 residential homes which will be developed in smaller increments of discrete neighborhoods. The sales center is currently under construction. In addition, infrastructure and lots for the model home center and the initial neighborhood are under development.

Our residential communities of Watersound Origins, Breakfast Point, Titus Park, College Station, Park Place, WindMark Beach and SouthWood are large scale, multi-phase communities with current sales activity and future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and retail customers on a limited basis.

Our residential communities of Watersound Camp Creek and the final phase at WaterColor are under site development.

Our planned mixed-use residential community of Mexico Beach Village is currently in the planning and engineering stages of development. Site development on phase 1 is planned to commence in 2020.

We have other residential communities, such as SummerCamp Beach and RiverCamps that have homesites available for sale or lands for future development. In addition, we have residential communities, such as WaterSound Beach, WaterSound West Beach and Wild Heron that are substantially developed, with homesites in these communities available for sale.

The Bay-Walton Sector Plan is a long term master plan that originally included 110,500 acres of our land with entitlements, or legal rights, to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial, and industrial space and over 3,000 hotel rooms. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We are utilizing some of the entitlements from the Bay-Walton Sector Plan with the commencement of construction of the Latitude Margaritaville Watersound community, development of the Watersound Camp Creek community and the Watersound Origins community.

As of June 30, 2020, we had 869 residential homesites under contract with eight different local, regional, and national homebuilders, which are expected to result in revenue of approximately $83.2 million at closing of the homesites, which are expected over the next several years. As of June 30, 2019, we had 914 residential homesites under contract, which are expected to result in revenue of approximately $89.5 million ($23.5 million has been realized through June 30, 2020). The decrease in homesites under contract is due to the increase in closings by builders on existing sales contracts. The number of homesites under contract are subject to change based on homesite closings and builder interest in each community.

Hospitality

Our hospitality segment features a private membership club (“The Clubs by JOE”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable membership initiation fees and management fees. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

Below is a description of some of our club properties:

The Clubs by JOE

The Clubs by JOE provides club members and guests in some of our hotels access to our member facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, WaterSound Beach Club and our Pilatus PC-12 NG aircraft (“N850J”). The Clubs by JOE offers different types of club memberships, each with different access rights and associated fee structures. The Clubs by JOE is focused on creating a world class membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, beach club and facilities and personnel costs.

The WaterSound Beach Club is The Clubs by JOE’s private beach club located in Watersound, Florida, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth Golf Club includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, a The Clubs by JOE tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek Golf Club is an 18-hole championship golf course located in Watersound, Florida. In the fourth quarter of 2019, we commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis center, pickle ball courts, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to The Clubs by JOE members and guests at our hotels. The Clubs by JOE also offers members private air charter flights through our N850J aircraft.

Watersound Origins includes a six-hole golf course, resort-style pool, fitness center, two tennis courts and private lake dock located in the community. Access to amenities are reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

Hotel Operations, Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services

We own and operate the award-winning WaterColor Inn, which includes the FOOW restaurant, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals.

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

We are in the process of constructing four additional hotel properties. These include:

(1)	An Embassy Suites hotel, with our JV partner, planned for 255 guest suites in the Pier Park area of Panama City Beach, Florida;
(2)	An upscale 75 room boutique hotel located adjacent to the Camp Creek Golf Club near the highly desirable Scenic Highway 30A corridor;
(3)	A Hilton Garden Inn near Northwest Florida Beaches International Airport (“ECP”), which is planned to feature 143 guest rooms.
(4)	A Homewood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida which is planned to feature 131 one and two-bedroom guest suites.

Once complete, we will manage the day-to-day operations of all four additional hotels.

Retail Outlets, Marinas and Other Hospitality operations

We own and operate retail outlets near our hospitality facilities that include the WaterColor store and four additional retail outlets. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We own and have operated two marinas in Northwest Florida consisting of the Bay Point Marina and Port St. Joe Marina. Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, the marinas remain closed due to significant damage from Hurricane Michael on October 10, 2018. Restoration of both marinas is currently underway. We maintain property and business interruption insurance on these marina assets. See Note 7. Hurricane Michael for additional information.

We are constructing the Powder Room Shooting Range and Training Center (“The Powder Room”) in Panama City Beach, Florida. The facility is planned to be approximately 17,000 square feet and include 14 shooting lanes and a retail store, as well as training and educational space. Once complete, we will manage the day-to-day operations of this facility.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. We are in the process of constructing, through our JVs, 637 apartment units, in addition to the 240 that have recently been completed and 107 assisted living/memory care units. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We also lease land for hunting, sand, rock quarrying and other uses.

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

Our three apartment communities are being developed through JV’s. Pier Park Crossings, Watersound Origins Crossings and Sea Sound will consist of 877 apartment units upon completion. Pier Park Crossings is being developed in two phases with a total of 360 apartment units in Panama City Beach, Florida, with 240 units already completed. Watersound Origins Crossings, consisting of 217 units, is adjacent to the Watersound Origins Town Center in Watersound, Florida. Sea Sound apartments, consisting of 300 units, will be located in Panama City Beach, Florida near the Breakfast Point community.

Our leasing portfolio consists of approximately 898,000 square feet of leasable space for mixed-use, retail, industrial, office and medical office uses. Our mixed-use lease space totals approximately 131,000 square feet. It consists primarily of WaterColor Town Center, WindMark Beach Town Center, WaterSound Gatehouse, and various flex-space buildings.

Our retail lease space totals approximately 348,000 square feet. It consists primarily of Pier Park North JV, WaterColor Crossings, and other leasable properties.

Our industrial lease space totals approximately 304,000 square feet, primarily located at VentureCrossings Enterprise Centre.

Our office lease space consists of approximately 93,000 square feet, primarily located in the Beckrich Office Park in Panama City Beach, Florida.

Our medical office leased space consists of approximately 22,000 square feet. It consists of a medical clinic at Watersound Origins and medical office space at Beckrich Office Park.

Our other commercial properties include:

(1)	A 124 room TownePlace Suites by Marriott operated by our JV partner in Panama City Beach, Florida.
(2)	A Busy Bee branded fuel station and convenience store operated by our JV partner in Panama City Beach, Florida.

In addition to the existing operations, we have other commercial projects in the planning, engineering or construction stages. This includes a Publix Super Markets totaling approximately 50,000 square feet as well as a new multi-tenant commercial building in the Watersound Origins Town Center. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings, apartments, an independent living community and a self-storage facility.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on

Form 10-K for the year ended December 31, 2019. There have been no significant changes in these policies during the first six months of 2020, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	In millions
Revenue:
Real estate revenue	$17.6	$15.5	$23.4	$20.1
Hospitality revenue	11.6	15.6	18.2	23.0
Leasing revenue	4.9	3.7	9.2	7.2
Timber revenue	2.0	0.7	3.9	1.3
Total revenue	36.1	35.5	54.7	51.6
Expenses:
Cost of real estate revenue	7.3	6.8	9.0	8.7
Cost of hospitality revenue	8.2	9.0	15.6	16.2
Cost of leasing revenue	1.3	1.1	1.9	2.1
Cost of timber revenue	0.2	0.2	0.4	0.3
Other operating and corporate expenses	5.0	5.1	11.9	11.1
Depreciation, depletion and amortization	3.0	2.4	6.1	4.5
Total expenses	25.0	24.6	44.9	42.9
Operating income	11.1	10.9	9.8	8.7
Other income (expense):
Investment income, net	2.0	2.5	0.4	8.6
Interest expense	(3.4)	(3.0)	(6.7)	(6.0)
Other income, net	15.5	3.3	20.0	5.0
Total other income, net	14.1	2.8	13.7	7.6
Income before equity in loss from unconsolidated affiliates and income taxes	25.2	13.7	23.5	16.3
Equity in loss from unconsolidated affiliates	(0.1)	—	(0.2)	—
Income tax expense	(5.9)	(3.4)	(5.4)	(4.1)
Net income	$19.2	$10.3	$17.9	$12.2

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	% (1)	2019	% (1)	2020	% (1)	2019	% (1)

	Dollars in millions
Revenue:
Residential real estate revenue	$14.0	79.5%	$13.8	89.0%	$17.0	72.6%	$17.2	85.4%
Commercial and rural real estate revenue	2.3	13.1%	1.3	8.4%	5.1	21.8%	2.4	12.0%
Other revenue	1.3	7.4%	0.4	2.6%	1.3	5.6%	0.5	2.6%
Real estate revenue	$17.6	100.0%	$15.5	100.0%	$23.4	100.0%	$20.1	100.0%

Gross profit:
Residential real estate	$7.7	55.0%	$7.1	51.4%	$9.5	55.9%	$8.7	50.6%
Commercial and rural real estate	1.5	65.2%	1.2	92.3%	3.7	72.5%	2.3	95.8%
Other	1.1	84.6%	0.4	100.0%	1.2	92.3%	0.4	80.0%
Gross profit	$10.3	58.5%	$8.7	56.1%	$14.4	61.5%	$11.4	56.7%
(1)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2020, total residential real estate revenue increased $0.2 million, or 1.4%, to $14.0 million, as compared to $13.8 million during the same period in 2019. Total residential real estate gross profit increased $0.6 million to $7.7 million (or gross margin of 55.0%), as compared to $7.1 million (or gross margin of 51.4%) during the same period in 2019. During the three months ended June 30, 2020, we had an unimproved residential land sale of $1.3 million and sold 122 homesites compared to 151 homesites during the same period in 2019. During the three months ended June 30, 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $86,000 and $73,000, respectively.

During the six months ended June 30, 2020, total residential real estate revenue decreased $0.2 million, or 1.2%, to $17.0 million, as compared to $17.2 million during the same period in 2019. Total residential real estate gross profit increased $0.8 million to $9.5 million (or gross margin of 55.9%), as compared to $8.7 million (or gross margin of 50.6%) during the same period in 2019. During the six months ended June 30, 2020, we had an unimproved residential land sale of $1.3 million and sold 141 homesites compared to 182 homesites during the same period in 2019. During the six months ended June 30, 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $89,000 and $75,000, respectively.

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

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended June 30, 2020, we had seven commercial and rural real estate sales totaling approximately 120 acres for $2.3 million, resulting in a gross profit margin of approximately 65.2%. During the three months ended June 30, 2019, we had four commercial and rural real estate sales totaling approximately 34 acres for $1.3 million, resulting in a gross profit margin of approximately 92.3%.

During the six months ended June 30, 2020, we had twelve commercial and rural real estate sales totaling approximately 201 acres for $5.1 million, resulting in a gross profit margin of approximately 72.5%. During the six months ended June 30, 2019, we had nine commercial and rural real estate sales totaling approximately 106 acres for

$2.4 million, resulting in a gross profit margin of approximately 95.8%. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title fee revenue.

For additional information see the Segment Results sections for Residential and Commercial.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Hospitality revenue	$11.6	$15.6	$18.2	$23.0
Gross profit	$3.4	$6.6	$2.6	$6.8
Gross margin	29.3%	42.3%	14.3%	29.6%

Hospitality revenue decreased $4.0 million, or 25.6%, to $11.6 million during the three months ended June 30, 2020, as compared to $15.6 million in the same period in 2019. During the three months ended June 30, 2020 the decrease in hospitality revenue was due to the impact of the COVID-19 pandemic, which resulted in shut downs and reduced revenue in the first half of the quarter, but was partially offset by a recovery in the second half of the quarter that exceeded the prior period. The decrease in revenue was also related to the receipt of one-time membership reservations fee in the prior period, partially offset by an increase in the number of members and membership revenue in the current period. In addition, the Camp Creek Golf Club was closed for renovations during the three months ended June 30, 2020. Our hospitality gross margin decreased to 29.3% during the three months ended June 30, 2020, compared to a gross margin of 42.3% during the same period in 2019, due to the impacts of the COVID-19 pandemic. The decrease in gross margin was also related to business interruption proceeds received in 2019 for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the prior period, our hospitality gross margin was 34.0% during the three months ended June 30, 2019.

Hospitality revenue decreased $4.8 million, or 20.9%, to $18.2 million during the six months ended June 30, 2020, as compared to $23.0 million in the same period in 2019. During the six months ended June 30, 2020 the decrease in hospitality revenue was due to the impact of the COVID-19 pandemic, which resulted in shut downs and reduced revenue from mid-March to mid-May, but was partially offset by a recovery in June 2020 that exceeded the prior period. The decrease in revenue was also related to the receipt of one-time membership reservations fee in the prior period, partially offset by an increase in the number of members and membership revenue in the current period. In addition, the Camp Creek Golf Club was closed beginning in March 2020 for renovations. As of June 30, 2020 the Clubs by JOE had 1,351 members, compared with 1,049 members as of June 30, 2019. Our hospitality gross margin decreased to 14.3% during the six months ended June 30, 2020, compared to a gross margin of 29.6% during the same period in 2019, due to the impacts of the COVID-19 pandemic. The decrease in gross margin was also related to business interruption proceeds received in 2019 for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the prior period, our hospitality gross margin was 23.9% during the six months ended June 30, 2019.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Leasing revenue	$4.9	$3.7	$9.2	$7.2
Gross profit	$3.6	$2.6	$7.3	$5.1
Gross margin	73.5%	70.3%	79.3%	70.8%

Leasing revenue increased $1.2 million, or 32.4%, to $4.9 million during the three months ended June 30, 2020, as compared to $3.7 million in the same period in 2019. Leasing revenue increased $2.0 million, or 27.8%, to $9.2 million during the six months ended June 30, 2020, as compared to $7.2 million in the same period in 2019. The increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019, as well as higher rental rates. Gross profit during the six months ended June 30, 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin increased during the three months ended June 30, 2020 to 73.5%, as compared to 70.3% during the same period in 2019. Leasing gross margin increased during the six months ended June 30, 2020 to 79.3%, as compared to 70.8% during the same period in 2019, primarily due to the business interruption proceeds received. Excluding the business interruption proceeds received during the six months ended June 30, 2020, our leasing gross margin was 71.7% during the six months ended June 30, 2020, as compared to 70.8% during the same period in 2019.

Timber Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Timber revenue	$2.0	$0.7	$3.9	$1.3
Gross profit	$1.8	$0.5	$3.5	$1.0
Gross margin	90.0%	71.4%	89.7%	76.9%

Timber revenue increased $1.3 million, to $2.0 million during the three months ended June 30, 2020, as compared to $0.7 million in the same period in 2019. The increase is primarily due to an increase in the amount of tons sold and product mix changes. The revenue for the three months ended June 30, 2019 was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 105,000 tons sold during the three months ended June 30, 2020, as compared to 31,000 tons sold during the same period in 2019. Gross margin increased during the three months ended June 30, 2020 to 90.0%, as compared to 71.4% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Timber revenue increased $2.6 million, to $3.9 million during the six months ended June 30, 2020, as compared to $1.3 million in the same period in 2019. The increase is primarily due to an increase in the amount of tons sold, along with price increases and product mix changes. The revenue for the six months ended June 30, 2019 was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 191,000 tons sold during the six months ended June 30, 2020, as compared to 61,000 tons sold during the same period in 2019. Gross margin increased during the six months ended June 30, 2020 to 89.7%, as compared to 76.9% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Employee costs	$2.0	$2.0	$4.4	$3.8
401(k) contribution	—	—	1.2	1.1
Property taxes and insurance	1.2	1.2	2.4	2.4
Professional fees	0.9	1.0	2.1	2.0
Marketing and owner association costs	0.2	0.4	0.5	0.7
Occupancy, repairs and maintenance	0.3	0.2	0.5	0.5
Other miscellaneous	0.4	0.3	0.8	0.6
Total other operating and corporate expenses	$5.0	$5.1	$11.9	$11.1

Other operating and corporate expenses for the three months ended June 30, 2020 and 2019 were comparable. Other operating and corporate expenses increased $0.8 million, or 7.2%, during the six months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to the March 2020 payment of performance incentives and other employee related costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $0.6 million and $1.6 million during the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to new assets placed in service.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Interest and dividend income	$0.1	$2.3	$1.1	$4.1
Accretion income	—	—	—	0.1
Unrealized (loss) gain on investments, net	(0.1)	(1.9)	(4.9)	0.1
Interest income from investments in SPEs	2.0	2.0	4.1	4.1
Interest accrued on notes receivable and other interest	—	0.1	0.1	0.2
Total investment income, net	$2.0	$2.5	$0.4	$8.6

Investment income, net decreased $0.5 million to $2.0 million for the three months ended June 30, 2020, as compared to $2.5 million for the three months ended June 30, 2019. Investment income, net decreased $8.2 million to $0.4 million for the six months ended June 30, 2020, as compared to $8.6 million for the six months ended June 30, 2019. The three months ended June 30, 2020 includes unrealized losses related to preferred stock of $0.1 million, compared to $1.9 million during the three months ended June 30, 2019. The six months ended June 30, 2020 includes unrealized losses related to preferred stock of $4.9 million, compared to unrealized gains related to preferred stock of $0.1 million during the six months ended June 30, 2019.

The decrease in interest and dividend income and accretion income for the three and six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to a reduction in investments held during the period and lower interest rates. The decrease in investments during the period is primarily related to a transition to a more liquid investment strategy and increased capital expenditures.

Interest Expense

Interest expense primarily includes interest incurred on CDD debt, the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing and finance leases as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	$2.2	$2.2	$4.4	$4.4
Other interest expense	1.2	0.8	2.3	1.6
Total interest expense	$3.4	$3.0	$6.7	$6.0

Interest expense increased $0.4 million, or 13.3%, to $3.4 million during the three months ended June 30, 2020, as compared to $3.0 million in the same period in 2019. Interest expense increased $0.7 million, or 11.7%, to $6.7 million during the six months ended June 30, 2020, as compared to $6.0 million in the same period in 2019. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Other Income, Net

Other income, net primarily includes gain on land contribution, income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Gain on land contribution	$15.3	$—	$19.6	$1.5
Accretion income from retained interest investments	0.3	0.3	0.7	0.6
Gain on insurance recovery	—	3.8	—	4.1
Loss from hurricane damage	(0.4)	(0.8)	(0.5)	(1.1)
Miscellaneous income (expense), net	0.3	—	0.2	(0.1)
Other income, net	$15.5	$3.3	$20.0	$5.0

Other income, net increased $12.2 million to $15.5 million during the three months ended June 30, 2020, as compared to $3.3 million in the same period in 2019. Other income, net increased $15.0 million to $20.0 million during the six months ended June 30, 2020, as compared to $5.0 million in the same period in 2019. The three and six months ended June 30, 2020 includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV includes $16.6 million for the net present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on our best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. The six months ended June 30, 2020 also includes a gain of $4.3 million on land contributed to our unconsolidated Sea Sound Apartments JV. The six months ended June 30, 2019, includes a gain of $1.5 million on land and mitigation credits contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information. The three and six months ended June 30, 2020, includes $0.4 million and $0.5 million, respectively, of loss from hurricane damage related to Hurricane Michael. The three and six months ended June 30, 2019, includes $3.8 million and $4.1 million, respectively, of gain on insurance recovery and $0.8 million and $1.1 million, respectively, of loss from hurricane damage related to Hurricane Michael See Note 7. Hurricane Michael for additional information.

Income Tax Expense

We recorded income tax expense of $5.9 million during the three months ended June 30, 2020, as compared to $3.4 million during the same period in 2019. Our effective tax rate was 23.5% for the three months ended June 30, 2020, as compared to 24.9% during the same period in 2019.

We recorded income tax expense of $5.4 million during the six months ended June 30, 2020, as compared to $4.1 million during the same period in 2019. Our effective tax rate was 23.4% for the six months ended June 30, 2020, as compared to 25.0% during the same period in 2019.

Our effective rate for 2020 differed from the federal statutory rate of 21.0% primarily due to state income taxes, income tax credits and other permanent differences. The effective tax rate for 2019 differed from the federal statutory rate of 21.0% primarily due to the impact of state taxes and other permanent differences.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Revenue:
Real estate revenue	$13.0	$12.6	$15.3	$15.7
Hospitality revenue	0.1	0.2	0.1	0.3
Leasing revenue	—	—	0.1	—
Other revenue	1.0	1.2	1.7	1.5
Total revenue	14.1	14.0	17.2	17.5
Expenses:
Cost of real estate and other revenue	6.3	6.7	7.5	8.5
Cost of hospitality revenue	0.1	0.1	0.3	0.3
Other operating expenses	1.3	1.4	2.5	2.5
Depreciation and amortization	0.1	0.1	0.1	0.1
Total expenses	7.8	8.3	10.4	11.4
Operating income	6.3	5.7	6.8	6.2
Other income (expense):
Investment income, net	—	—	0.1	0.1
Interest expense	(0.1)	(0.2)	(0.4)	(0.4)
Other income, net	15.4	—	15.5	—
Total other income (expense), net	15.3	(0.2)	15.2	(0.3)
Income before equity in loss from unconsolidated affiliates and income taxes	$21.6	$5.5	$22.0	$5.9

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For each of the three and six months ended June 30, 2020, real estate revenue includes estimated homesite residuals of $0.4 million and other revenue includes certain estimated fees related to homebuilder homesite sales of $0.7 million. For the three months ended June 30, 2019, real estate revenue includes estimated homesite residuals of $1.0 million and other revenue includes certain estimated fees related to homebuilder homesite sales of $0.9 million. For the six months ended June 30, 2019, real estate revenue includes estimated homesite residuals of $1.1 million and other revenue includes certain estimated fees related to homebuilder homesite sales of $0.9 million. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs (e.g., development overhead, capitalized interest and project administration costs).

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	122	$11.7	$5.9	$5.8	49.6%	151	$12.6	$6.3	$6.3	50.0%
Land sale	N/A	1.3	0.1	1.2	92.3%	N/A	—	—	—	—%
Total	122	$13.0	$6.0	$7.0	53.8%	151	$12.6	$6.3	$6.3	50.0%

Homesites. Revenue from homesite sales decreased $0.9 million, or 7.1%, during the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended June 30, 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $86,000 and $73,000, respectively, due to the mix of sales from different communities.

Land sale. During the three months ended June 30, 2020, we had an unimproved residential land sale for $1.3 million, resulting in a gross margin of $1.2 million.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, support personnel, owner association and CDD assessments and other administrative expenses.

Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Other income, net for the three months ended June 30, 2020 includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV includes $16.6 million for the net present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on our best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. See Note 4. Real Estate Joint Ventures for additional information.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	141	$14.0	$6.9	$7.1	50.7%	182	$15.7	$7.9	$7.8	49.7%
Land sale	N/A	1.3	0.1	1.2	92.3%	N/A	—	—	—	—%
Total	141	$15.3	$7.0	$8.3	54.2%	182	$15.7	$7.9	$7.8	49.7%

Homesites. Revenue from homesite sales decreased $1.7 million, or 10.8%, during the six months ended June 30, 2020, as compared to the same period in 2019, primarily due to the mix and number of homesites sold per community, the timing of builder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the six months ended June 30, 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $89,000 and $75,000, respectively, due to the mix of sales from different communities.

Land sale. During the six months ended June 30, 2020, we had an unimproved residential land sale for $1.3 million, resulting in a gross margin of $1.2 million.

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

Other income, net for the six months ended June 30, 2020 includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Real Estate Joint Ventures for additional information.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Revenue:
Hospitality revenue	$11.5	$15.4	$18.0	$22.6
Leasing revenue	—	—	—	0.1
Total revenue	11.5	15.4	18.0	22.7
Expenses:
Cost of hospitality revenue	8.1	8.9	15.3	15.9
Other operating expenses	0.2	0.2	0.4	0.4
Depreciation	0.9	1.0	2.3	1.9
Total expenses	9.2	10.1	18.0	18.2
Operating income	2.3	5.3	—	4.5
Other income:
Interest expense	(0.1)	—	(0.1)	—
Other income, net	0.2	—	0.2	—
Other income, net	0.1	—	0.1	—
Income before equity in loss from unconsolidated affiliates and income taxes	$2.4	$5.3	$0.1	$4.5

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Clubs	$5.4	$2.3	42.6%	$6.8	$3.0	44.1%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	5.5	1.0	18.2%	8.1	2.2	27.2%
Retail	0.6	0.2	33.3%	0.5	0.1	20.0%
Marinas	—	(0.1)	—%	—	1.2	—%
Total	$11.5	$3.4	29.6%	$15.4	$6.5	42.2%

Revenue from our clubs decreased $1.4 million, or 20.6%, during the three months ended June 30, 2020 compared to the same period in 2019, due to the impact of the COVID-19 pandemic, as previously discussed. The decrease in revenue was also related to the receipt of one-time membership reservations fee in the prior period, partially offset by an increase in the number of members and membership revenue in the current period. In addition, the Camp Creek Golf Club was closed during the three months ended June 30, 2020 for renovations. Our clubs gross margin also decreased to 42.6% during the three months ended June 30, 2020 compared to 44.1% during the same period in 2019, due to the impacts of the COVID-19 pandemic and closure of Camp Creek Golf Club.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services decreased $2.6 million, or 32.1%, during the three months ended June 30, 2020, as compared to the same period in 2019. The decrease is due to the impact of the COVID-19 pandemic, which resulted in shut downs and reduced revenue in the first half of the quarter, but was partially offset by a recovery in the second half of the quarter that exceeded the prior period. The decrease was also partially offset by an increase for WaterColor Beach Club food and beverage operations, which were closed for renovations during the three months ended June 30, 2019. Gross margin also decreased to 18.2% during the three months ended June 30, 2020, compared to 27.2% during the same period in 2019, due to the impacts of the COVID-19 pandemic.

Revenue from our retail outlets increased $0.1 million during the three months ended June 30, 2020, as compared to the same period in 2019. The increase was due to new retail outlets that were opened throughout 2019, partially offset by a decrease due to the impact of the COVID-19 pandemic, as previously discussed.

We did not have revenue from our marinas during the three months ended June 30, 2020 and 2019, due to the impact of Hurricane Michael on the marinas. Gross profit during the three months ended June 30, 2019 includes $1.3 million related to business interruption insurance proceeds received during the period. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 29.6% during the three months ended June 30, 2020, as compared to a gross margin of 42.2% during the same period in 2019. The decrease in gross margin was related to business interruption proceeds received in 2019 for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the prior period, our hospitality gross margin was 29.6% during the three months ended June 30, 2020, as compared to 33.8% during the same period in 2019, due to the impacts of the COVID-19 pandemic.

The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain. See Part II. Item 1A. Risk Factors.

Other operating expenses include salaries and benefits, occupancy fees, professional fees, property taxes, CDD assessments and other administrative expenses.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
		Gross
		Profit	Gross		Gross	Gross
	Revenue	(Deficit)	Margin	Revenue	Profit	Margin

	In millions
Clubs	$9.2	$3.4	37.0%	$10.5	$4.0	38.1%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	8.0	(0.7)	(8.8)%	11.6	1.6	13.8%
Retail	0.8	0.2	25.0%	0.6	0.2	33.3%
Marinas	—	(0.2)	—%	—	1.0	—%
Total	$18.0	$2.7	15.0%	$22.7	$6.8	30.0%

Revenue from our clubs decreased $1.3 million, or 12.4%, during the six months ended June 30, 2020 compared to the same period in 2019, due to the impact of the COVID-19 pandemic, as previously discussed. The decrease in revenue was also related to the receipt of one-time membership reservations fee in the prior period, partially offset by an increase in the number of members and membership revenue in the current period. In addition, the Camp Creek Golf Club was closed beginning in March 2020 for renovations. As of June 30, 2020 the Clubs by JOE had 1,351 members, compared with 1,049 members as of June 30, 2019. Our clubs gross margin also decreased to 37.0% during the six months ended June 30, 2020 compared to 38.1% during the same period in 2019. The decrease in gross margin was due to the impacts of the COVID-19 pandemic and closure of Camp Creek Golf Club, partially offset by the increase in the number of members and membership revenue.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services decreased $3.6 million, or 31.0%, during the six months ended June 30, 2020, as compared to the same period in 2019. The decrease is due to the impact of the COVID-19 pandemic, which resulted in shut downs and reduced revenue from mid-March to mid-May, but was partially offset by a recovery in June 2020 that exceeded the prior period. The decrease was partially offset by an increase for WaterColor Beach Club food and beverage operations, which were closed for renovations during the six months ended June 30, 2019. The six months ended June 30, 2020 had a negative gross margin of (8.8%) compared to a gross margin 13.8% during the same period in 2019. The decrease is related to the impacts of the COVID-19 pandemic.

Revenue from our retail outlets increased $0.2 million during the six months ended June 30, 2020, as compared to the same period in 2019. The increase was due to new retail outlets that were opened throughout 2019, partially offset by a decrease due to the impact of the COVID-19 pandemic, as previously discussed.

We did not have revenue from our marinas during the six months ended June 30, 2020 and 2019, due to the impact of Hurricane Michael on the marinas. Gross profit during the six months ended June 30, 2019 includes $1.3 million related to business interruption insurance proceeds received during the period. Subsequent to the landfall of Hurricane Michael on October 10, 2018, the marinas remain closed. We maintain property and business interruption insurance on the impacted marina assets. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 15.0% during the six months ended June 30, 2020, as compared to 30.0% during the same period in 2019. The decrease in gross margin was related to business interruption proceeds received in 2019 for the marinas related to Hurricane Michael. Excluding the business interruption proceeds received for the marinas during the prior period, our hospitality gross margin was 15.0% during the six months ended June 30, 2020, as compared to 24.2% during the same period in 2019. The decrease is related to the impacts of the COVID-19 pandemic, partially offset by an increase in the number of members and membership revenue.

The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain. See Part II. Item 1A. Risk Factors.

Other operating expenses include salaries and benefits, occupancy fees, professional fees, property taxes, CDD assessments and other administrative expenses.

Depreciation expense increased $0.4 million during the six months ended June 30, 2020, as compared to the same period in 2019. The increase was primarily due to $0.2 million for new assets placed in service and $0.2 million for accelerated depreciation for Camp Creek Golf Club property due to renovation.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$3.9	$3.4	$7.2	$6.9
Apartment leasing revenue	1.0	0.2	1.9	0.2
Total leasing revenue	4.9	3.6	9.1	7.1
Commercial and rural real estate revenue	2.3	1.3	5.1	2.4
Timber revenue	2.0	0.7	3.9	1.3
Total revenue	9.2	5.6	18.1	10.8
Expenses:
Cost of leasing revenue	1.3	1.1	1.9	2.1
Cost of commercial and rural real estate revenue	0.8	0.1	1.4	0.1
Cost of timber revenue	0.2	0.2	0.4	0.3
Other operating expenses	0.9	0.9	1.8	1.7
Depreciation, amortization and depletion	1.7	1.2	3.3	2.4
Total expenses	4.9	3.5	8.8	6.6
Operating income	4.3	2.1	9.3	4.2
Other (expense) income:
Interest expense	(0.9)	(0.6)	(1.9)	(1.2)
Other income, net	—	—	4.0	1.7
Total other (expense) income, net	(0.9)	(0.6)	2.1	0.5
Income before equity in loss from unconsolidated affiliates and income taxes	$3.4	$1.5	$11.4	$4.7

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Total leasing revenue increased $1.3 million, or 36.1%, during the three months ended June 30, 2020, as compared to the same period in 2019. This increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019, as well as higher rental rates. Leasing gross margin increased during the three months ended June 30, 2020 to 73.5%, as compared to 69.4% during the same period in 2019. During the three months ended June 30, 2020 we provided tenant rent abatements totaling $0.1 million, along with lease deferrals of $0.3 million due to the impact of the COVID-19 pandemic.

During the three months ended June 30, 2020, we had seven commercial and rural real estate sales totaling approximately 120 acres for $2.3 million, resulting in a gross profit margin of approximately 65.2%. During the three months ended June 30, 2019, we had four commercial and rural real estate sales totaling approximately 34 acres for $1.3 million, resulting in a gross profit margin of approximately 92.3%.

Timber revenue increased by $1.3 million during the three months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to an increase in the amount of tons sold and product mix changes. The revenue for the three months ended June 30, 2019, was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 105,000 tons sold during the three months ended June 30, 2020, as compared to 31,000 tons sold during the same period in 2019. The average price per ton sold decreased to $14.50 during the three months ended June 30, 2020, as compared to $16.06 during the same period in 2019. Timber gross margin increased during the three months ended June 30, 2020, to 90.0% as compared to 71.4% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.5 million in depreciation, amortization and depletion expense during the three months ended June 30, 2020, as compared to the same period in 2019, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Total leasing revenue increased $2.0 million, or 28.2%, during the six months ended June 30, 2020, as compared to the same period in 2019. This increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019, as well as higher rental rates. Cost of leasing revenue during the six months ended June 30, 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin increased during the six months ended June 30, 2020 to 79.1%, as compared to 70.4% during the same period in 2019. Excluding the business interruption proceeds received during the six months ended June 30, 2020, our leasing gross margin was 71.4% during the six months ended June 30, 2020, as compared to 70.4% during the same period in 2019. As of June 30, 2020, we had net rentable square feet of approximately 898,000, of which approximately 758,000 square feet was under lease. As of June 30, 2019, we had net rentable square feet of approximately 823,000, of which approximately 758,000 square feet was under lease. During the six months ended June 30, 2020 we provided tenant rent abatements totaling $0.1 million, along with lease deferrals of $0.3 million due to the impact of the COVID-19 pandemic.

The diversity of our commercial segment complements the growth of our communities and our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the six months ended June 30, 2020, we had twelve commercial and rural real estate sales totaling approximately 201 acres for $5.1 million, resulting in a gross profit margin of approximately 72.5%. Commercial and rural real estate revenue for the six months ended June 30, 2020 included $1.8 million related to the sale of the SouthWood Town Center. During the six months ended June 30, 2019, we had nine commercial and rural real estate sales totaling approximately 106 acres for $2.4 million, resulting in a gross profit margin of approximately 95.8%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may transform and operate leasing properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased by $2.6 million during the six months ended June 30, 2020, as compared to the same period in 2019. The increase is primarily due to an increase in the amount of tons sold, along with price increases and product mix changes. The revenue for the six months ended June 30, 2019, was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 191,000 tons sold during the six months ended June 30, 2020, as compared to 61,000 tons sold during the same period in 2019. The average price per ton sold increased to $15.50 during the six months ended June 30, 2020, as compared to $14.42 during the same period in 2019. Timber gross margin increased during the six months ended June 30, 2020, to 89.7% as compared to 76.9% during the same period in 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.9 million in depreciation, amortization and depletion expense during the six months ended June 30, 2020, as compared to the same period in 2019, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Other income, net for the six months ended June 30, 2020 includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. Other income, net for the six months ended June 30, 2019 includes a gain of $1.5 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 4. Real Estate Joint Ventures for additional information. The six months ended June 30, 2019, included a $0.3 million gain on insurance recovery for the Pier Park Crossings JV related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		June 30, 2020		December 31, 2019
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	95%	320,310	95%
VentureCrossings	Bay County, FL	303,605	80%	303,605	80%
Beckrich Office Park (1)	Bay County, FL	86,296	76%	68,398	100%
WindMark Beach Commercial (1) (2)	Gulf County, FL	44,748	67%	48,960	48%
SouthWood Town Center (1) (3)	Leon County, FL	N/A	N/A %	34,230	80%
WaterColor Town Center (1)	Walton County, FL	19,596	100%	20,033	96%
Cedar Grove Commerce Park (4)	Bay County, FL	19,329	80%	N/A	N/A %
Port St. Joe Commercial	Gulf County, FL	15,524	100%	15,524	100%
Beach Commerce Park (1)	Bay County, FL	18,113	51%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	-%	13,000	0%
South Walton Commerce Park	Walton County, FL	11,570	79%	11,534	82%
WaterSound Gatehouse (1)	Walton County, FL	10,271	100%	11,515	89%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Watersound Origins Commercial (5)	Walton County, FL	6,496	100%	N/A	N/A %
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West (6)	Walton County, FL	3,500	100%	N/A	N/A %
Capital City Bank building (7)	Bay County, FL	3,346	100%	N/A	N/A %
WaterColor HOA Office	Walton County, FL	2,520	100%	1,244	100%
		897,624	85%	882,453	86%
(1)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(2)	Included in net rentable square feet as of June 30, 2020 and December 31, 2019 is 13,808 square feet of unfinished space.
(3)	In January 2020, we sold the SouthWood Town Center.
(4)	In 2020 we completed construction of a flex space building.
(5)	In 2020 we completed construction of a healthcare facility, for which we have a long term lease.
(6)	In 2020 we completed construction of a First Watch: The Daytime Café restaurant building, for which we have a long term lease.
(7)	In the first quarter of 2020, we completed construction of a Capital City Bank building, for which we have a long term lease.

Total units and percentage leased for apartments and assisted living communities by location are as follows:

			June 30, 2020			December 31, 2019
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings (1)	Bay County, FL	240	240	240	100%	216	216	100%
Pier Park Crossings Phase II (2)	Bay County, FL	120	—	—	N/A	—	—	N/A
Watersound Origins Crossings (3)	Walton County, FL	217	—	—	N/A	—	—	N/A
Sea Sound (4)	Bay County, FL	300	—	—	N/A	N/A	N/A	N/A
Total apartment units		877	240	240	100%	216	216	100%
Assisted living communities
Watercrest Santa Rosa Beach Assisted Living and Memory Care (5)	Walton County, FL	107	—	—	N/A	—	—	N/A
Total assisted living community units		107	—	—	N/A	—	—	N/A
Total units		984	240	240	100%	216	216	100%
(1)	Construction was completed in the first quarter of 2020.
(2)	Construction began in the fourth quarter of 2019.
(3)	Construction began in the second quarter of 2019.
(4)	Construction began in the first quarter of 2020. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(5)	Construction began in the second quarter of 2019.

The total tons sold and relative percentage of total tons sold by major type of timber revenue are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Pine pulpwood	62,000	59.0%	6,000	19.4%	104,000	54.5%	12,000	19.7%
Pine sawtimber	27,000	25.7%	4,000	12.9%	53,000	27.7%	6,000	9.8%
Pine grade logs	9,000	8.6%	8,000	25.8%	21,000	11.0%	13,000	21.3%
Other	7,000	6.7%	13,000	41.9%	13,000	6.8%	30,000	49.2%
Total	105,000	100.0%	31,000	100.0%	191,000	100.0%	61,000	100.0%

Liquidity and Capital Resources

As of June 30, 2020, we had cash and cash equivalents of $106.0 million, compared to $185.7 million as of December 31, 2019. During the first quarter of 2020, we purchased $49.9 million of U.S. Treasury Bills, in lieu of commercial paper. Our cash and cash equivalents as of June 30, 2020 includes $87.0 million of U. S. Treasury money market funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of June 30, 2020, we had investments - debt securities in U. S. Treasury Bills of $49.9 million and corporate debt securities of less than $0.1 million and investments - equity securities in preferred stock investments of $2.4 million. See Note 5. Investments, for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment and authorized stock repurchases for the next twelve months.

However, we are continuing to monitor the COVID-19 pandemic and its impact on our business, customers, tenants, and industry as a whole. See Part II. Item 1A. Risk Factors.

During the six months ended June 30, 2020, we incurred a total of $83.2 million for capital expenditures, which includes $14.6 million related to the acquisition and development in our residential real estate communities, $48.8 million for our commercial segment, $19.4 million related to our hospitality segment and $0.4 million related to corporate expenditures. As of June 30, 2020, we had a total of $134.9 million in construction and development related contractual obligations, of which a portion will be funded through committed financing arrangements.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of June 30, 2020 and December 31, 2019, $45.0 million and $45.5 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of June 30, 2020 and December 31, 2019, $35.7 million and $34.6 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. From July 1, 2020 through June 30, 2030, a prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. As of June 30, 2020 and December 31, 2019, $14.3 million and $2.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of June 30, 2020, $8.6 million was outstanding on the Watercrest JV Loan. As of December 31, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and will receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. Also see Note 10. Debt, Net for additional information.

In August 2019, a wholly owned subsidiary of ours entered into a $5.5 million loan. As of June 30, 2020, $3.6 million was outstanding on the Beckrich Building III Loan. As of December 31, 2019, there was no principal balance outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of June 30, 2020, $5.2 million was outstanding on the PPC II JV Loan. As of December 31, 2019, there was no principal balance outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.25% during construction and LIBOR plus 2.10% after completion of construction and final draw. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. We are the sole guarantor and will receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2020, a wholly owned subsidiary of ours entered into a $15.3 million loan. As of June 30, 2020, there was no principal balance outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0% and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of June 30, 2020, there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in March 2027 and bears interest at a rate of LIBOR plus 2.15% during construction and LIBOR plus 1.95% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed or determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.1 million as of June 30, 2020. Total outstanding CDD debt related to our land holdings was $17.0 million at June 30, 2020, which was comprised of $14.1 million at SouthWood, $2.5 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

During the six months ended June 30, 2020 and 2019, we repurchased a total of 532,034 and 471,500 shares, respectively, of our common stock outstanding for an aggregate purchase price of $8.8 million and $7.1 million, respectively, including costs. See Note 14. Stockholders’ Equity and Part II – Other Information – Item 2 of this quarterly report for additional information regarding common stock repurchases related to the Stock Repurchase Program.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2020	2019

	In millions
Net cash provided by operating activities	$12.5	$12.3
Net cash used in investing activities	(111.6)	(14.7)
Net cash provided by financing activities	20.3	3.0
Net (decrease) increase in cash, cash equivalents and restricted cash	(78.8)	0.6
Cash, cash equivalents and restricted cash at beginning of the period	188.7	198.1
Cash, cash equivalents and restricted cash at end of the period	$109.9	$198.7

Cash Flows from Operating Activities

Cash flows provided by operating activities include costs related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Net cash provided by operations was $12.5 million during the six months ended June 30, 2020, as compared to $12.3 million during the same period in 2019.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by maturities and sales of investments, maturities of assets held by SPEs and proceeds from insurance claims. During the six months ended June 30, 2020, net cash used in investing activities was $111.6 million, which included capital expenditures for operating property and equipment, purchases of investments $56.9 million, partially offset by maturities of investments of $7.0 million, sales of investments of $3.7 million and maturities of assets held by SPEs of $0.4 million. During the six months ended June 30, 2019, net cash used in investing activities was $14.7 million, which included capital expenditures for operating property and equipment, partially offset by proceeds from insurance claims of $10.8 million, maturities of investments of $7.0 million, sales of investments of $1.1 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $65.8 million and $34.0 million, during the six months ended June 30, 2020 and 2019, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 was $20.3 million compared to $3.0 million during the same period in 2019. Net cash provided by financing activities during the six months ended June 30, 2020 included borrowings on debt of $29.9 million and capital contribution from non-controlling interest of $5.1 million, partially offset by the repurchase of common stock of $8.8 million, capital contribution to unconsolidated affiliate of $3.3 million, debt issuance costs of $1.5 million and principal payments on debt of $1.1 million. Net cash provided by financing activities during the six months ended June 30, 2019 included borrowings on debt of $10.6 million and capital contribution from non-controlling interest of $1.8 million, partially offset by the repurchase of our common stock of $7.1 million, principal payments on debt of $1.0 million, debt issuance costs of $0.8 million, capital contribution to unconsolidated affiliate of $0.3 million and capital distribution to non-controlling interest of $0.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had various loans outstanding for which we have entered into guarantees and are required to comply with financial covenants. See Note 10. Debt, Net for additional information.

In January 2020, our unconsolidated Sea Sound Apartments JV, entered into a $40.3 million loan. The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. As of June 30, 2020, there was no principal balance outstanding on the Sea Sound Apartments JV Loan. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Sea Sound Apartments JV Loan, as guarantor, our JV partner entered into a guarantee in favor of the lender, to guarantee the payment and performance of the borrower. Our JV partner is the sole guarantor and will receive a fee related to the guarantee from us based on our ownership percentage.

In January 2019, our unconsolidated Pier Park TPS JV, entered into a $14.4 million loan. As of June 30, 2020 and December 31, 2019, $13.3 million and $6.8 million, respectively, was outstanding on the Pier Park TPS JV Loan. The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and matures in January 2026. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate debt on the notional amount of related debt of $14.4 million to a rate of 5.21%. The Pier Park TPS JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Pier Park TPS JV Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. See Note 18. Commitments and Contingencies for additional information.

In November 2019, our unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 and a $1.2 million equipment loan maturing in November 2027. As of June 30, 2020 and December 31, 2019, $5.4 million and $1.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of June 30, 2020 and December 31, 2019, $1.0 million and less than $0.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan. The loans bear interest at LIBOR plus 1.5%. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, as guarantor we, a wholly owned subsidiary of ours and our JV partner entered into a joint and several guarantee in favor of the lender, to guarantee the payment and performance of the borrower through substantial completion, which occurred on June 29, 2020. As guarantor, our liability under the loans upon substantial completion was reduced to 50.0% for a twelve month period. Subsequent to that time, our guarantee will be released upon request. Upon release of our guarantee, our JV partner will be the sole guarantor and will receive a fee related to the guarantee from us based on our ownership percentage. See Note 18. Commitments and Contingencies for additional information.

We have assessed the need to record a liability for the guarantees related to our unconsolidated JVs and did not record an obligation as of June 30, 2020 and December 31, 2019. As of June 30, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $12.5 million for the installment notes monetized through June 30, 2020. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of June 30, 2020 and December 31, 2019, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $19.7 million and $10.7 million, respectively, as well as a standby letter of credit in the amount of $1.9 million as of June 30, 2020, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $4.6 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively, these escrow funds are not available for regular operations.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2020.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

●	the potential impacts of the ongoing COVID-19 pandemic;
●	our expectations concerning our future business strategy, including maintaining more than sufficient enterprise liquidity;
●	our expectations concerning the demand for our homesites;
●	our ability to develop and sell homesites in a typical manner or at all;
●	our intention to use our land holdings, our cash and cash equivalents and our investments to increase recurring revenue while creating long-term value for our shareholders;
●	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
●	our 2020 capital expenditures budget and the timing of benefits of these investments;
●	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
●	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
●	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
●	our expectations regarding homesite sales and timing of sales from new developments;
●	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
●	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
●	our expectation to continue to be a developer of completed residential homesites for sale to builders and retail homesites for sale to consumers in our communities;
●	our intention to form additional JVs with third parties for the development of commercial and residential real estate projects, which may be in consolidated or unconsolidated JVs with differing accounting treatments;
●	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
●	our expectations regarding our assisted or independent living communities;

●	our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;
●	our expectations regarding opportunities near the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;
●	our belief that by entering into partnerships, JVs or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;
●	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;
●	our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in Securities, share repurchases, real estate and other strategic investments;
●	our expectation regarding our liquidity or ability to satisfy our working capital needs, expected capital expenditures and principal and interest payments on our long term debt;
●	our estimates and assumptions regarding the installment notes and the Timber Note;
●	our estimated impact of new accounting pronouncements; and
●	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2019, subsequent Form 10-Qs, other current reports, and the following:

●	disruptions by an epidemic or pandemic (such as the ongoing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities have implemented and may continue to implement, as well as additional measures to address it;
●	any changes in our strategic objectives or our ability to successfully implement such strategic objectives, including development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services;
●	any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;
●	our ability and the ability of our investment advisor to identify and acquire suitable investments for our investment portfolio that meet our risk and return criteria;
●	significant decreases in the market value of our investments in Securities or any other investments;
●	our ability to capitalize on strategic opportunities presented by a population growth in Florida, particularly Northwest Florida;
●	our ability to accurately predict market demand for the range of potential residential and commercial uses of our real estate holdings in Northwest Florida;
●	volatility in the consistency and pace of our residential real estate revenue;
●	economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;
●	any downturns in real estate markets in Florida or across the nation;
●	any reduction in the supply of mortgage loans or tightening of credit markets;

●	our dependence on the real estate industry and the cyclical nature of our real estate operations;
●	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business, including the impact of Hurricane Michael;
●	our ability to fully recover under claims for losses related to Hurricane Michael;
●	our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;
●	changes in laws, regulations or the regulatory environment affecting the development of real estate;
●	our ability to effectively deploy and invest our assets, including our Securities;
●	our ability to effectively manage our real estate assets, as well as the ability of our JV partners to effectively manage the day-to-day activities of our JV projects;
●	our ability to close and realize the expected revenue of the residential homesites currently under contract;
●	our ability to successfully and timely complete homesite construction in our new developments;
●	our ability to effectively manage risks associated with the hospitality industry;
●	our ability to attract and work effectively with strategic partners;
●	our ability to successfully enter into previously announced potential JVs;
●	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
●	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
●	our ability to fully realize benefits of the federal QOZ Program;
●	the impact of the Tax Act and other changes in federal or state tax laws on our business and financial condition;
●	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
●	the sufficiency of our current cash position, anticipated cash flows from cash equivalents and short term investments and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments;
●	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;
●	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;
●	Fairholme’s ability to influence major corporate decisions affecting the Company;
●	potential liability under environmental or construction laws, or other laws or regulations;
●	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting; the impact if the SEC were to disagree with our Investment Company Act determinations;
●	our ability to retain key personnel and recruit staff effectively; and
●	our ability to successfully estimate the impact of certain accounting and tax matters that arise from the installment notes and the Timber Note;
●	our ability to satisfy our current debt obligations and to obtain additional financing in the future;
●	uncertainty about the future of LIBOR may adversely affect our business and financial results; and
●	the obligations associated with being a public company require significant resources and management attention.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.3 million in the market value of these investments as of June 30, 2020. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss. In addition, our investments in corporate debt securities are non-investment grade, which could affect their fair value.

We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the market value of these investments as of June 30, 2020. In addition, our investments in preferred stock are non-investment grade, which could affect their fair value.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of June 30, 2020, approximately 95% of our total Securities are rated AA or better.

Our cash and cash equivalents are invested in money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2019. Except as set forth below, as of the date of this report, there have been no material changes to our Risk Factors as previously reported.

Our business could be materially and adversely disrupted by an epidemic or pandemic (such as the ongoing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities implement to address it.

An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.

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

Our hospitality operations have been, and may continue to be, disrupted by the impacts of COVID-19 and the federal, state and local government actions to address it. Beginning in mid-March 2020 we were forced to temporarily close, reduce capacity or alter the operations of several hospitality assets we own or operate, including the WaterColor Inn, WaterSound Inn, The Pearl Hotel, retail outlets, food and beverage operations and beach clubs due to implementation of social distancing. Our hospitality assets gradually reopened in May 2020, but continue to be impacted by reduced or altered operations, and could be ordered to close again. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, some guests may choose for a period of time not to travel or visit our properties for health concerns, which could lead to lower occupancy and lower room rates at our hotels or additional disruptions in our hospitality operations.

Our business could also be negatively impacted over the medium-to-longer term if the disruptions related to COVID-19 result in, among other things, any of the following:

●	decrease consumer confidence generally or with respect to purchasing a home;
●	continued decrease in business and leisure travel;
●	significant decreases in the value of residential and/or commercial real estate;
●	civil unrest;

●	prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products;
●	impaired ability for us to develop and sell homesites in a typical manner or at all;
●	labor shortages, particularly if an outbreak were to occur within one of our hotel or food and beverage operations;
●	increased costs or decreased supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts;
●	increased operational costs related to work place safety and hygiene protocols;
●	the inability of our third-party managers and franchisors to perform;
●	the inability of our tenants to pay their rent when due; and
●	reduced revenue and cash flows and/or access to the capital or lending markets (or significantly increased costs of doing so), which could lead to insufficient liquidity and inability to satisfy our anticipated working capital needs, expected capital expenditures and/or principal and interest payments on our long term debt.

The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and difficult to forecast. Should any of the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, material adverse impacts on our results of operations, cash flows and financial condition.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The Stock Repurchase Program has no expiration date.

As of June 30, 2020, we had a total authority of $77.4 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors, including market and business conditions and is subject to the Company maintaining $100.0 million in cash, cash equivalents and/or investments. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

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

The following table provides information regarding repurchases of our common stock during each of the three months in the quarter ended June 30, 2020:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
				In Millions
April 1-30, 2020	105,521	$16.49	105,521	$77.7
May 1-31, 2020	15,400	16.62	15,400	77.4
June 1-30, 2020	—	—	—	—
Total	120,921	$16.51	120,921	$77.4

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	July 29, 2020	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 29, 2020	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)