Form 10-K
period 2020-12-31
ST JOE Co
filed 2021-02-24
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2020, was approximately $362.7 million.

As of February 22, 2021, there were 58,882,549 shares of common stock, no par value, issued of which 58,882,549 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2021 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2020, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a real estate development, asset management and operating company. We own 171,000 acres of land in Northwest Florida. The Bay-Walton Sector Plan (“Sector Plan”) entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate is located within 15 miles of the Gulf of Mexico.

Strategy

St. Joe believes its long-term, owner-oriented capital and management allows us to optimize the value of Northwest Florida real estate by developing residential, hospitality, and commercial projects that meet growing market demands. This strategy should provide opportunities to build recurring revenues and enterprise value for the foreseeable future. We may partner with or explore the sale of discrete assets when we and/or others can better deploy resources. In 2020, the majority of our revenue was generated from sales, activities and operations on approximately 2% of our land.

Capital is invested to achieve risk-adjusted rates of return and support future business initiatives that create value. New projects are planned for stand-alone profitably and to benefit other enterprise activities. Investments are funded with cash proceeds from existing projects, existing cash, land contributions, partner capital and project specific financing. Actual investments may vary from planned capital investments for various reasons. We do not anticipate immediate benefits from investments. We continue to maintain low fixed expenses, low corporate debt and high liquidity for sustainability in all environments.

We distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). A newly initiated quarterly cash dividend of $0.07 was paid in December 2020. During the years ended December 31, 2020 and 2019, we repurchased 532,034 and 1,263,159 shares, respectively, of common stock. We have a total of $77.4 million available for the repurchase of shares pursuant to our Stock Repurchase Program (the “Stock Repurchase Program”). See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K.

Reportable Segments

St. Joe operations are reported in three segments: (1) residential, (2) hospitality and (3) commercial. For financial information about our reportable segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 20. Segment Information included in Item 15 of this Form 10-K.

Seasonality and Market Variability

St. Joe’s operations may be affected by seasonal fluctuations. Hospitality revenues are normally higher in the second and third quarters and may vary with the timing of holidays and extraordinary events such as the COVID-19 pandemic. Homesites sell in sporadic transactions in various communities that may impact quarterly results. Commercial sales may vary from period to period.

Competition

St. Joe competes with local, regional and national real estate related companies that may have greater financial, marketing, sales and other resources than us. Competition may adversely affect our ability to attract tenants to lease our commercial and multi-family properties or to attract purchasers of our residential and commercial real estate. Highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities. The principal methods of competition are price and quality. Labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees or subcontractors while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. Our forestry business competes with numerous public and privately held timber companies in our region. There can be no assurance we will be able to compete successfully against competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

Regulation

St. Joe operations are subject to federal, state and local government laws and regulations that affect every aspect of our business, including environmental and land use laws relating to, among other things, water, air, solid waste, hazardous substances, zoning, construction permits or entitlements, building codes and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs for our facilities and timberlands to monitor compliance with these laws and regulations. Enactment of new laws or regulations, or changes in existing laws or regulations or the interpretation and enforcement of these laws or regulations, might require significant expenditures.

Human Capital

St. Joe employed 48 professionals in our corporate office who oversee operations, 5 professionals in our Watersound Closings & Escrow, LLC consolidated joint venture (“Watersound Closings JV”) and 399 full-time employees and 118 part-time and seasonal employees in the hospitality segment as of February 22, 2021. In addition to full-time employees, we engage part-time employees, independent contractors and strategic partners. Success depends upon our ability to attract and retain skilled employees, independent contractors and partners. As such, we offer rewarding compensation programs, including opportunities for continuing education and professional development.

Information

St. Joe’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website: www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com. St. Joe will provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to Our Current Business Strategy

●	We may not be able to successfully implement our business strategy.
●	Our investments in new business opportunities are inherently risky.
●	Management has discretion as to the investments we make and may not use these funds effectively.
●	Our real estate investments are generally illiquid.
●	We face risks stemming from our strategic partnerships.
●	We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940.
●	If Fairholme controls us within the meaning of the Investment Company Act, we may be unable to engage in transactions with potential strategic partners.
●	The SEC could disagree with our Investment Company Act determinations.
●	Returns on our investments may be limited by our investment guidelines and restrictions.
●	Losses in the fair value of Securities, and the concentration of our investment portfolio in any particular issuer, industry, group of related industries or geographic sector could occur.
●	We face risks associated with short-term liquid investments.

Risks Related to the Operation of Our Business

●	Our long-term financial results are largely dependent on the economic and population growth of Northwest Florida.
●	Downturns of the real estate market in Northwest Florida may adversely affect our operations.
●	We are exposed to risks associated with real estate development and construction.
●	We are subject to various risks inherent to the hospitality industry beyond our control.
●	A decline in consumers’ discretionary spending or a change in consumer preferences may reduce our sales and harm our business.
●	We provide a guarantee of the debt for several of our JVs, and may in the future enter into similar agreements which may have a material adverse effect our business.
●	We face potential adverse effects from the loss of commercial tenants.
●	Our ability to attract homebuilder customers and their ability or willingness to satisfy their purchase commitments may be uncertain.
●	Our results of operations may vary significantly from period to period.
●	Our business is subject to extensive regulation and growth management initiatives.
●	Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business.
●	Significant competition may have an adverse effect on our business.
●	Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, may reduce demand for our products.
●	Natural disasters, manmade disasters, severe weather conditions or other significant disruptions affecting Northwest Florida may materially affect our business.
●	Our insurance coverage on our properties may be inadequate to cover losses we may incur.

●	Increases in property insurance premiums and decreases in availability of homeowner property insurance in Florida may reduce customer demand for homes and homesites in our developments.
●	Our leasing projects may not yield anticipated returns.
●	We are exposed to operational risks with respect to our senior living community.
●	We could face labor costs increases or we could fail to attract and retain qualified management and employees.
●	We face risks associated with third-party service providers.
●	Failure to maintain the integrity of internal or customer data may result in faulty business decisions, damage of reputation and/or subject us to costs, fines or lawsuits.
●	We face risks related to the sale of firearms.

Risks Related to Laws and Regulations

●	Changes to U.S. federal and state income tax laws may materially affect us and our stockholders.
●	We may be subject to periodic litigation and other regulatory proceedings.
●	Environmental and other regulations may have an adverse effect on our business.
●	Limitations on the access to the airport runway at the Northwest Florida Beaches International Airport may have an adverse effect on the demand for our VentureCrossings Land adjacent to the airport.
●	We may not be able to fully realize the benefits of the federal “qualified opportunity zone” program.
●	Uncertainty about the future of the London Interbank Offer Rate.

Risks Related to Our Company or Common Stock

●	The market price of our common stock has been, and may continue to be, highly volatile.
●	Decline in real estate values or operating losses in our properties may result in impairments.
●	Our common stock has low trading volume.
●	Fairholme has the ability to influence major corporate decisions and its interest in our business may conflict with yours.
●	We may not be able to utilize our net state operating loss carryforwards.
●	We cannot assure you that we will continue to pay dividends at the current rate or at all.
●	We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on some of our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.
●	Our financing arrangements contain restrictions and limitations.
●	Changes in accounting pronouncements may adversely affect our reported operating results.
●	Our business may be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting.

Risks Related to Our Current Business Strategy

We may not be able to successfully implement our business strategy, which would adversely affect our financial condition, results of operations, cash flows and financial performance.

Our business strategy is the development of our residential real estate, expanding our commercial portfolio of income producing properties and expanding the scope of our hospitality assets and services and our new insurance offerings, while always maintaining more than sufficient enterprise liquidity. If we are not successful in achieving our objectives, our business, results of operations, cash flows and financial condition may be negatively affected.

Our investments in new business opportunities are inherently risky and may disrupt our ongoing business and adversely affect our operations.

We invest in new business opportunities, which may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities incurred and expenses associated with these new investments, including development costs, inadequate return on our investments, and unidentified issues not discovered in our due diligence of such opportunities. Because these ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition and operating results.

Management has discretion as to the investments we make and may not use these funds effectively.

As of December 31, 2020, we had $157.5 million of cash, cash equivalents and investments. Management has discretion in the selection of the investments and may make decisions that do not improve our results of operations, cash flows and financial condition or enhance the value of our common stock or which result in financial losses that may have a material adverse effect on our business, results of operations, cash flows and financial condition and stock price.

Our real estate investments are generally illiquid.

Real estate investments and timber holdings, are relatively illiquid; therefore, it may be difficult for us to sell such assets if the need or desire arises, which may limit our ability to make rapid adjustments in the size and content of our income property portfolio or other real estate or timber assets in response to economic or other conditions. Illiquid assets typically experience greater price volatility, as a ready market does not exist and therefore can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the carrying value of our assets.

We face risks stemming from our strategic partnerships.

We currently maintain, and in the future may seek additional strategic partnerships, including the formation of joint ventures (“JVs”), to develop real estate, capitalize on the potential of our residential, hospitality and commercial opportunities and maximize the value of our assets. These strategic partnerships, JVs and other ongoing strategic real estate investments may bring development experience, industry expertise, financial resources, financing capabilities, brand recognition and credibility or other competitive assets, but also involve risks not present where a third party is not involved. Some of these risks include:

●	our partners may take actions contrary to our instructions or requests, or contrary to our policies or objectives with respect to the real estate investments;
●	we may not have exclusive control over the development, financing, management and other aspects of the property or JV, which may prevent us from taking actions that are in our best interest but opposed by our partners;
●	our partners may experience financial difficulties, become bankrupt or fail to fund their share of capital contributions, which may delay construction or development of property or increase our financial commitment to the strategic partnerships;
●	our partners may take actions that subject us to liabilities in excess of, or other than, those contemplated;
●	our partners may not maintain adequate internal controls, including controls related to cybersecurity and data privacy;
●	we may disagree with our partners about decisions affecting the real estate investments or partnerships, which may result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, which may delay important decisions until the dispute is resolved;
●	actions by our partners may subject property owned by the partnerships to liabilities or have other adverse consequences, including if the market reputation of strategic partners deteriorates; and
●	if a JV agreement is terminated or dissolved, we may not continue to own or operate the interests or investments underlying the JV relationship or may need to purchase such interests or investments at a premium to the market price to continue ownership.

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

We intend to invest our assets in ways such that we will not have to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). As a result, we may be unable to make some potentially profitable investments.

We are not registered as an “investment company” under the Investment Company Act of 1940 and we intend to invest our assets in a manner such that we are not required to register as an investment company. This plan will require monitoring our portfolio so that on an unconsolidated basis we will not have more than 40% of total assets (excluding United States (“U.S.”) government securities and cash items) in investment securities or that we will meet and maintain another exemption from registration. As a result, we may be unable to make some potentially profitable investments, unable to sell assets we would otherwise want to sell or forced to sell investments in investment securities before we would otherwise want to do so.

If Fairholme controls us within the meaning of the Investment Company Act, we may be unable to engage in transactions with potential strategic partners, which may adversely affect our business.

Mr. Bruce R. Berkowitz is the Chairman of our Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to us since April 2013. FCM does not receive any compensation for services as our investment advisor. As of December 31, 2020, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.89% of our common stock. FCM and its client, The Fairholme Fund (“Fairholme”), a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours.

Under the Investment Company Act, “control” means the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. Any person who owns beneficially, either directly or through one or more controlled companies, more than 25% of the outstanding voting securities of a company is presumed to control such company. The SEC has considered factors other than ownership of voting securities in determining control, including an official position with the company when such was obtained as a result of the influence over the company. Accordingly, even if Fairholme’s beneficial ownership in us is below 25% of our outstanding voting common shares, Fairholme may nevertheless be deemed to control us. The Investment Company Act generally prohibits a company controlled by an investment company from engaging in certain transactions with any affiliate of the investment company or affiliates of the affiliate, subject to limited exceptions. An affiliate of an investment company is defined in the Investment Company Act as, among other things, any company 5% or more of whose outstanding voting securities are directly or indirectly owned, controlled, or held with power to vote, by the investment company, a company directly or indirectly controlling, controlled by, or under common control with, the investment company or a company directly or indirectly owning, controlling, or holding with power to vote, 5% or more of the outstanding voting securities of the investment company.

This may adversely affect our ability to enter into transactions freely and compete in the marketplace. In addition, significant penalties and other consequences may arise as a result of a violation for companies found to be in violation of the Investment Company Act.

If the SEC were to disagree with our Investment Company Act determinations, our business may be adversely affected.

We have not requested approval or guidance from the SEC with respect to our Investment Company Act determinations, including, in particular: our treatment of any subsidiary as majority-owned; the compliance of any subsidiary with any exemption under the Investment Company Act, including any subsidiary’s determinations with respect to the consistency of its assets or operations with the requirements thereof or whether our interests in one or more subsidiaries constitute investment securities for purposes of the 40% test. If the SEC were to disagree with our treatment of one or more subsidiaries as being majority-owned, exempted from the Investment Company Act, with our determination that one or more of our other holdings do not constitute investment securities for purposes of the 40% test, or with our determinations as to the nature of the business in which we engage or the manner in which we hold ourselves out, we and/or one or more of our subsidiaries would need to adjust our operating strategies or assets in order for us to continue to pass the 40% test (as described above) or register as an investment company, either of which may have a material adverse effect on us. Moreover, we may be required to adjust our operating strategy and holdings, or to effect sales of our assets in a manner that, or at a time or price at which, we would not otherwise choose, if there are changes in the laws or rules governing our Investment Company Act status or that of our subsidiaries, or if the SEC or its staff provides more specific or different guidance regarding the application of relevant provisions of, and rules under, the Investment Company Act.

If the SEC or a court of competent jurisdiction were to find that we were required, but failed, to register as an investment company in violation of the Investment Company Act, we would have to cease business activities, we would breach representations and warranties and/or be in default as to certain of our contracts and obligations, civil or criminal actions may be brought against us, certain of our contracts would be unenforceable unless a court were to require enforcement and a court may appoint a receiver to take control of us and liquidate our business, any or all of which would have a material adverse effect on our business.

Returns on our investments may be limited by our investment guidelines and restrictions.

On August 23, 2019, we entered into a new Investment Management Agreement (the “Investment Management Agreement”) with FCM, which contains investment guidelines and restrictions approved by the Company. The investment guidelines set forth in the Investment Management Agreement require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires approval by a second member of the Company’s Board, (iii) 25% of the investment account must be held in cash and cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in our investment portfolio shall not exceed $100.0 million market value and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of our investment portfolio at the time of purchase.

On February 23, 2021, the Company and FCM amended the Investment Management Agreement (the “Amended Investment Management Agreement”), to provide that the investment guidelines and restrictions described in the Amended Investment Management Agreement require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds. The Amended Investment Management Agreement terminated specific restrictions from the previous investment guidelines and restrictions.

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

As of December 31, 2020, we had $140.6 million in our investment accounts, some of which are classified as cash equivalents. The market value of these investments is subject to change from period to period, especially in light of the ongoing COVID-19 pandemic which has caused elevated levels of market volatility. Our investments - debt securities and investments - equity securities (collectively, “Securities”) include investments in non-investment grade corporate debt securities of one issuer and preferred stock of three issuers. However, as previously noted, under the Amended Investment Management Agreement any new Securities for purchase must be issues of the U.S. Treasury or U.S.

Treasury Money Market Funds. We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities.

Credit related impairment losses can negatively affect earnings where fair value of an available-for-sale security is less than the amortized cost basis or if we intend to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis. Investments - equity securities with a readily determinable fair value are recorded at fair value and unrealized holding gains and losses are reported in earnings.

We face risks associated with short-term liquid investments.

We have significant cash balances that are invested in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing income. From time to time, these investments may include (either directly or indirectly):

●	direct obligations issued by the U.S. Department of the Treasury (“Treasury”);
●	obligations issued or guaranteed by the U.S. federal government or its agencies;
●	obligations (including certificates of deposit) of banks and thrifts;
●	commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;
●	both registered and unregistered money market funds; and
●	other highly rated short-term securities.

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

Risks Related to the Operation of Our Business

Our existing real estate investments are concentrated in Northwest Florida; therefore our long-term financial results are largely dependent on the economic and population growth of Northwest Florida.

The economic growth of Northwest Florida, where our land is located, is an important factor in creating demand for our products and services. We believe that the future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, (i) to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and (ii) to attract companies offering high-quality, high salary jobs to large numbers of new employees. If new businesses and new employees in Northwest Florida do not grow as anticipated, demand for residential and commercial real estate, as well as hospitality and related assets may be adversely affected.

In addition, the success of our communities will be dependent on strong migration and population expansion in Northwest Florida. We also believe that individuals seeking retirement or vacation homes in Florida will remain important target customers for our real estate products in the future. Florida’s population growth may be negatively affected in the future by factors such as adverse economic conditions, changes in state income tax laws, the occurrence of natural or manmade disasters and the high cost of real estate, insurance and property taxes. If Florida, especially Northwest Florida, experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition may suffer.

Downturns of the real estate market in Northwest Florida may adversely affect our operations.

Demand for real estate is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of our customers. If market conditions experience volatility or worsen, the demand for our hospitality and real estate products may decline, negatively impacting our business, results of operations, cash flows and financial condition.

We are exposed to risks associated with real estate development and construction (including homebuilding of our unconsolidated JV) that may adversely impact our results of operations, cash flows and financial condition.

Our real estate development and construction (including homebuilding of our unconsolidated JV) activities entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

●	Development and construction delays or cost overruns, which may increase project costs;
●	shortages of skilled labor, particularly as a result of the recent low unemployment rate in Northwest Florida;
●	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third party contractors with whom we are in a principal-agent relationship;
●	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
●	an inability to obtain required governmental permits and authorizations, an inability to secure tenants necessary to support commercial and multi-family projects;
●	compliance with building codes and other local regulations;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
●	increased costs or decreased supply of building materials, including lumber;
●	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
●	instability in the financial industry may reduce the availability of financing;
●	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs; and
●	weather-related and geological interference, including landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

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

Our business is subject to a number of business, financial and operating risks inherent to the hospitality industry and the agreements under which we operate, including, but not limited to:

●	significant competition from other hospitality providers and lodging alternatives;
●	an increase in supply of hotel rooms that exceeds increases in demand;
●	dependence on business and leisure travel;

●	governmental action and uncertainty resulting from U.S. and global political trends, including potential barriers to travel, trade and immigration;
●	increases in energy costs and other travel expenses, which may adversely affect travel patterns;
●	our relationships with and the performance of third-party managers and franchisors;
●	our ability to satisfy our obligations under our franchise agreements;
●	reduced travel due to geo-political uncertainty, including terrorism, legislation or executive policies, travel-related health concerns, including the widespread outbreak of infectious or contagious diseases in the U.S., such as the COVID-19 pandemic, inclement weather conditions, including natural disasters such as hurricanes and earthquakes, and airline strikes or disruptions;
●	reduced travel due to adverse national, regional or local economic and market conditions;
●	changes in desirability of geographic region in which our hotels are located;
●	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased room rates;
●	labor shortages and increases in the cost of labor due to low unemployment rates or to government regulations surrounding wage rates, health care coverage and other benefits;
●	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with applicable laws and regulations;
●	natural or man-made disasters, such as earthquakes, tornadoes, hurricanes, wildfires, mudslides and floods; and
●	any inability to remodel outdated buildings as required by a franchise or lease agreement.

Any of these factors may increase our costs or limit or reduce the prices we are able to charge for our hospitality products or services, or otherwise affect our ability to maintain existing properties, develop new properties or add amenities to our existing properties. As a result, any of these factors may reduce our revenues and limit opportunities for growth.

A decline in consumers’ discretionary spending or a change in consumer preferences may reduce our sales and harm our business.

Our real estate and hospitality revenue ultimately depends on consumer discretionary spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. Any material decline in the amount of consumer discretionary spending may reduce our revenue and harm our business. Alternatively, increases in consumer spending through e-commerce channels may significantly affect our tenants’ ability to generate sales in their stores, which could affect their ability to make payments to us. These economic and market conditions, combined with continuing difficulties in the credit markets and the resulting pressures on liquidity, may also place a number of our key customers under financial stress, which may adversely affect our occupancy rates and our profitability, which, in turn, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

We provide a guarantee of the debt for several of our JVs, and may in the future enter into similar agreements, which may have a material adverse effect on our results of operations, cash flows and financial condition.

We have provided a guarantee of the debt in connection with several of our JVs, and may in the future agree to similar agreements. In certain instances, these guarantees provide for the full payment and performance of the borrower. See Note 11. Debt, Net and Note 21. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information. If we were to become obligated to perform on any of these guarantees our results of operations, cash flows and financial condition may be adversely affected.

We face potential adverse effects from the loss of commercial tenants.

The default, financial distress, or bankruptcy of a major tenant may adversely affect the income produced by our commercial properties. If one or more of our tenants, particularly an anchor tenant, declares bankruptcy, defaults or voluntarily vacates from the leased premises, we may be unable to collect rent payments from such tenant, re-lease such space or to re-lease it on comparable or more favorable terms. Additionally, the loss of an anchor tenant may make it more difficult to lease the remainder of the affected properties, which may have a material adverse effect on our results of operations, cash flows and financial condition. This may adversely affect our properties and growth.

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

A large part of our business is dependent on our ability to develop and manage real estate in Northwest Florida. Approval to develop real property in Florida entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local governments. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Local Government Comprehensive Planning and Land Development Regulation Act (the “Growth Management Act”) and local land development regulations. Compliance with the Growth Management Act and local land development regulations is usually lengthy and costly and can be expected to materially affect our real estate development activities.

The Growth Management Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in comprehensive plans is a future land use map, which sets forth allowable land use development rights. Some of our land has an “agricultural” or “silviculture” future land use designation and we are required to seek an amendment to the future land use map to develop real estate projects. Approval of these comprehensive plan map amendments is highly discretionary.

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

Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business or financial results.

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

In December 2019, a novel coronavirus outbreak was reported in China, and, in March 2020, the World Health Organization declared such outbreak a pandemic. Numerous states and municipalities also declared public health emergencies. Along with these declarations, extraordinary and wide-ranging actions have been taken by international, federal, state, and local public health and governmental authorities to mitigate the impact of the COVID-19 pandemic, including quarantines, stay-at-home orders and business closure mandates requiring that individuals substantially restrict daily activities and that businesses substantially modify, curtail or cease normal operations. There is significant uncertainty regarding the extent to which and how long the COVID-19 pandemic and related government directives, actions and economic relief efforts will disrupt the U.S. economy and level of employment, capital markets, secondary mortgage markets, consumer confidence, demand for our homes and availability of mortgage loans to homebuyers.

Our hospitality operations have been, and may continue to be, disrupted by the impacts of the COVID-19 pandemic and the federal, state and local government actions to address it. Beginning in mid-March 2020 we were forced to temporarily close, reduce capacity or alter the operations of several hospitality assets we own or operate, including the WaterColor Inn, WaterSound Inn, The Pearl Hotel, retail outlets, food and beverage operations and beach clubs due to implementation of social distancing and other COVID-19 pandemic mandates from public health and governmental authorities. Our hospitality assets gradually reopened in May 2020, but could be ordered to close again. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Further, some guests may choose for a period of time not to travel or visit our properties for health concerns, which could lead to lower occupancy and lower room rates at our hotels or additional disruptions in our hospitality operations.

Our business could also be negatively impacted over the medium-to-longer term if the ongoing disruptions related to the COVID-19 pandemic result in, among other things, any of the following:

●	decrease in consumer confidence generally or with respect to purchasing a home;

●	continued decrease in business and leisure travel or the ability to travel;
●	significant decreases in the value of residential and/or commercial real estate;
●	civil unrest;
●	increased political polarization;
●	prolonged economic downturn and/or an extended rise in unemployment or tempering of wage growth, any of which could lower demand for our products;
●	impaired ability for us to develop and sell homesites in a typical manner or at all;
●	labor shortages, particularly if an outbreak were to occur within one of our hotel or food and beverage operations;
●	increased costs or decreased supply of building materials or the availability of subcontractors and other talent, including as a result of infections or medically necessary or recommended self-quarantining, or governmental mandates to direct production activities to support public health efforts;
●	increased operational costs related to workplace safety and hygiene protocols;
●	the inability of our third-party managers and franchisors to perform;
●	the inability of our tenants to pay their rent when due;
●	public health, governmental authority or industry-initiated action limiting our ability to collect rent or enforce remedies for the failure to pay rent; and
●	reduced revenue and cash flows and/or access to the capital or lending markets (or significantly increased costs of doing so), which could lead to insufficient liquidity and inability to satisfy our anticipated working capital needs, expected capital expenditures and/or principal and interest payments on our long-term debt.

The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and difficult to forecast. Should any of the adverse impacts described above (or others that are currently unknown) occur, whether individually or collectively, we would expect to experience, among other things, material adverse impacts on our results of operations, cash flows and financial condition.

Significant competition may have an adverse effect on our business.

Our business is highly competitive and fragmented. We compete with local, regional and national real estate leasing and development companies, some of which may have greater financial, marketing, sales and other resources than we do. Competition from real estate leasing and development companies may adversely affect our ability to attract tenants and lease our commercial and multi-family properties, attract purchasers and sell residential and commercial real estate and attract and retain experienced real estate leasing and development personnel. In addition, we face competition for tenants from other retail shopping centers, commercial facilities and apartments, as well as for our senior living community.

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

Furthermore, any adverse change in the economic, political or regulatory climate of Florida, or the counties where our land is located, may adversely affect our real estate development activities. Ultimately, our business may be adversely affected by weak economic conditions or restrictive regulations.

Our insurance coverage on our properties may be inadequate to cover losses we may incur.

We maintain insurance on our properties, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets and we self-insure home warranty claims. Additionally, our insurance for hurricanes has limitations per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that in the event of a substantial loss would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources may be adversely affected.

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

Our business includes the development and leasing of commercial and multi-family properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as expected due to leasing related risks, including the risk that we may not be able to lease new properties or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to fluctuations in the general economy, our ability to obtain construction or permanent financing on favorable terms, if at all, our ability to achieve projected rental rates, the pace that we will be able to lease to new tenants, higher than estimated construction costs (including labor and material costs), and delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters. If any one of these factors negatively impacts our leasing projects we may not yield anticipated returns, which may have a material adverse effect on our operating results, cash flows and ability to sell commercial assets.

We are exposed to operational risks with respect to our senior living community that may adversely affect our revenue and operations.

We are exposed to various operational risks with respect to our senior living community that may increase our costs or adversely affect our ability to generate revenues. These risks include:

●	fluctuations in occupancy, including as a result of general economic conditions and the COVID-19 pandemic, competition and willingness or ability of prospective residents to relocate to our senior living community;
●	federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards;
●	state regulations regarding senior living resident agreements, which typically require a written resident agreement with each resident;
●	the availability and increases in cost of general and professional liability insurance coverage;
●	state regulation and rights of residents related to entrance fees; and
●	the availability and increases in the cost of labor (as a result of unionization or otherwise).

Any one or a combination of these factors may adversely affect our results of operations, cash flows and financial condition.

If labor costs increase or we fail to attract and retain qualified management and employees, our business, results of operations, cash flows and financial condition may be adversely affected.

Our business is dependent on our ability to attract and retain experienced and knowledgeable management and other professional staff.

The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, labor relations and immigration policy. A significant increase in competition or labor costs increasing from any of the aforementioned factors may have a material adverse impact on our business, results of operations, cash flows and financial condition.

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

We rely on various third-parties to conduct the day-to-day operations of our multi-family properties and some of our commercial properties. Failure of such third parties to adequately perform their contracted services may negatively impact our ability to retain customers. As a result, any such failure may negatively impact our results of operations, cash flows and financial condition.

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

We face risks related to the sale of firearms.

We face risks relating to our recently constructed Powder Room Shooting Range and Training Center in Panama City Beach, Florida, which includes a 17,000 square feet facility with a retail store as well as training and educational space and 14 shooting lanes. We may incur losses due to lawsuits relating to, among other things, our compliance with state and federal law, as well as lawsuits relating to the improper use of firearms at our facility or sold by us. Our insurance coverage may be inadequate to cover these potential claims and liabilities. The sale of fire-arm related products may also present reputational risks and negative publicity, which could harm our results of operations and financial condition.

Risks Related to Laws and Regulations

Changes to U.S. federal and state income tax laws may materially affect us and our stockholders.

The enacted 2017 Tax Cuts and Jobs Act (the “Tax Act”) made substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to ‘‘sunset’’ provisions, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest and, in the case of individuals, the deduction for personal state and local taxes), certain additional limitations on the deduction of net operating losses, and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the Tax Act is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common equity and their indirect effect on the value of our assets or market conditions generally. Furthermore, many of the provisions of the Tax Act will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections or superseding legislation proposed with respect to the Tax Act, the risk of which may be elevated due to newly elected members to the U.S. Congress and the election and inauguration of a new U.S. President following the 2020 U.S. federal elections, the effect and timing of which cannot be predicted and may be adverse to us or our stockholders.

From time to time, we may be subject to periodic litigation and other regulatory proceedings, which may impact our financial results of operations.

From time to time, we may be involved in lawsuits and regulatory actions relating to our business, our operations or our position as an owner and operator of real estate and related ventures. An adverse outcome in any of these matters may adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings may result in substantial costs and may require that we devote substantial resources to defend our Company.

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

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits, which involve a long, uncertain and costly regulatory process. Our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by applicable law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Some of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Additionally, much of our property is in coastal areas that usually have a more restrictive permitting burden or must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

In addition, our current or past ownership, operation and leasing of real property, and our current or past transportation and other operations, are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in, among other things, civil penalties, remediation expenses, natural resource damages, personal injury damages, potential injunctions, cease and desist orders and criminal penalties. In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damage on our property regardless of fault.

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

Our land donation agreement with the Panama City-Bay County Airport and Industrial District (the “Airport Authority”) and the deed for the airport land provide access rights to the airport runway from our adjacently-owned lands (the “VentureCrossings Land”). We subsequently entered into an access agreement with the Airport Authority that provides access to the airport runway. Under the terms of the access agreement, we are subject to certain requirements of the Airport Authority, including but not limited to the laws administered by the Federal Aviation Administration (the “FAA”), the Florida Department of Environmental Protection (the “FDEP”), the U.S. Army Corps of Engineers (the “Corps of Engineers”) and Bay County, Florida. Should security measures at airports become more restrictive in the future due to circumstances beyond our control, FAA regulations governing these access rights may impose additional limitations that may significantly impair or restrict access rights.

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

We believe that runway access is a valuable attribute of some of our VentureCrossings Land, and the failure to maintain such access, the imposition of significant restrictions on such access, or any associated permitting delays or issues, may adversely affect the demand for such lands and our business, results of operations, cash flows and financial condition.

We may not be able to fully realize the benefits of the federal “qualified opportunity zone” program, which may adversely affect our financial performance.

As part of the Tax Act, Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has recently issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investment strategy.

Uncertainty about the future of the London Interbank Offer Rate ("LIBOR") may adversely affect our business and financial results.

Many of our current debt agreements have an interest rate tied to LIBOR. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new LIBOR issuances by the end of 2021. Accordingly, the potential effect of the phase-out or replacement of LIBOR cannot yet be determined and it is not possible to predict the effect of this announcement, including whether LIBOR will continue in place, and if so what changes will be made to it, what alternative reference rates may replace LIBOR in use going forward, and how LIBOR will be determined for purposes of loans, securities and derivative instruments currently referencing it if it ceases to exist. If the method for calculation of LIBOR changes, if LIBOR is no longer available or if lenders have increased costs due to changes in LIBOR, we may suffer from potential increases in interest rates on our debt agreements. These uncertainties or their resolution also may negatively impact our borrowing costs and other aspects of our business and financial results.

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

The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile. We may continue to experience significant volatility in the market price of our common stock. Numerous factors may have a significant effect on the price of our common stock, including:

●	announcements of fluctuations in our operating results;
●	other announcements concerning our Company or business, including acquisitions or litigation announcements;
●	changes in market conditions in Northwest Florida or the real estate or real estate development industry in general;
●	economic and/or political factors unrelated to our performance;
●	impacts of the COVID-19 pandemic;

●	changes in recommendations or earnings estimates by securities analysts;
●	less volume due to reduced shares outstanding; and
●	execution of the Stock Repurchase Program will reduce our “public float.”

In addition, the stock market in general has experienced significant price and volume fluctuations in recent years, which have sometimes been unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock may cause shareholders to lose some or all of their investment in our common stock.

A decline in real estate values or operating losses in our operating properties may result in impairments, which would have an adverse effect on our results of operations and financial condition.

As of December 31, 2020, we had approximately $551.7 million of real estate investments, $38.0 million of investment in unconsolidated JVs and $20.8 million of property and equipment recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition.

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

As of December 31, 2020, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.89% of our common stock. Given that the Fairholme Funds, Inc. may be deemed affiliates of ours (as previously explained), Fairholme is in a position to influence:

●	the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets;
●	the nomination of individuals to our Board; and
●	a change in our control.

These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

We have generated significant state net operating loss carryforwards. These state net operating loss carryforwards may be used against taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining net operating loss carryforward periods.

We cannot assure you that we will continue to pay dividends at the current rate or at all.

In the fourth quarter of 2020, we paid a cash dividend of $0.07 per share on our common stock and we expect to continue to pay quarterly dividends. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our Board will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of quarterly dividends. Accordingly, we cannot assure you that we will continue to pay dividends at the current rate or at all.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on some of our variable rate indebtedness and we will be exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We have entered into interest rate swap instruments and may enter into others to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to some of our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 6. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10-K for additional information.

Our financing arrangements contain restrictions and limitations that could impact our ability to operate our business.

Our financing arrangements contain customary representations and warranties and customary affirmative and negative covenants that restrict some of our activities. See Note 11. Debt, Net included in Item 15 of this Annual Report on Form 10-K for additional information. Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to repay the amounts due under such financing arrangements, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

St. Joe owns 171,000 acres in Northwest Florida. The Sector Plan entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate is located within 15 miles of the Gulf of Mexico. Undeveloped land is managed as timberlands until designated for development. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information.

In our residential segment, we develop land in multiple residential communities into homesites for sale to homebuilders and retail customers. As of December 31, 2020, we had completed homesites, homesites under development, engineering or in conceptual planning in 18 separate communities. These include Watersound Origins, Breakfast Point, Watersound Camp Creek, Watercolor, WindMark Beach, SouthWood, Titus Park, Ward Creek and other Northwest Florida locations. In our hospitality segment, we own a beach club and three golf courses that are situated in or near our residential communities. We own the WaterColor Inn and the WaterSound Inn, along with nearby retail and commercial space. We own properties under construction for an Embassy Suites hotel (the “Pier Park Resort Hotel JV”), Hilton Garden Inn hotel, Homewood Suites hotel, Camp Creek Inn and The Lodge 30A hotel (“The Lodge 30A JV”). We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. We have leased land for development in downtown Panama City. In our commercial segment, we own the properties used in our operations, which include multi-family, retail, office and commercial property located in Beckrich Office Park, where we are headquartered; Pier Park North (the “Pier Park North JV”), Pier Park Crossings (the “Pier Park Crossings JV”), Pier Park Crossings II (the “Pier Park Crossings II JV”), Watersound Origins Crossings (the “Watersound Origins Crossings JV”), Watercrest Senior Living (the “Watercrest JV”), WindMark Beach, VentureCrossings and other Northwest Florida locations.

Item 3.    Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity. In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. See Note 21. Commitments and Contingencies included in Item 15 of this Form 10-K for further discussion.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 22, 2021 we had approximately 862 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

In the fourth quarter of 2020, we paid a cash dividend of $0.07 per share on our common stock and we expect to continue to pay quarterly dividends. We did not pay cash dividends in 2019. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant. See Item 1A. Risk Factors – Risks Related to our Common Stock – We cannot assure you that we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period December 31, 2015, through December 31, 2020, assuming $100 was invested on December 31, 2015, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”), which is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), The Howard Hughes Corporation (HHC), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group use an equal weighting for each of the stocks within the peer group. The stock price performance shown below is not necessarily indicative of future price performance.

Comparison of Cumulative Five Year Total Returns
$250
$200
$150
$100
$50
$0
Indexed Return
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
The St. Joe Company
S&P SmallCap 600 Index
Custom Real Estate Peer Group

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
The St. Joe Company	$100	$102.65	$97.51	$71.15	$107.13	$229.86
S&P SmallCap 600 Index	$100	$126.56	$143.30	$131.15	$161.03	$179.20
Custom Real Estate Peer Group	$100	$110.97	$119.46	$84.86	$103.97	$73.05

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The Stock Repurchase Program has no expiration date. As of December 31, 2020, we had a total authority of $77.4 million available for purchase of shares of our common stock pursuant to the Stock Repurchase Program. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion. Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock. However, we do not believe that the execution of the Stock Repurchase Program will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act. There were no stock repurchases during the fourth quarter of 2020.

Item 6.    Reserved

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

Business Overview

St. Joe is a real estate development, asset management and operating company with real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. We may partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We are developing a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

COVID-19 Pandemic Update

The economic conditions in the United States have been and continue to be negatively impacted by the ongoing COVID-19 pandemic, which has resulted in among other things, quarantines, “stay-at-home” orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to close or significantly reduce normal operations, and we expect these negative impacts to continue. Beginning in mid-March 2020, in response to federal, state and local orders and guidelines, we took a number of protective measures, including temporarily closing the WaterColor Inn, WaterSound Inn and The Pearl Hotel for overnight guests, closing retail outlets and beach clubs, closing or limiting restaurant activities at our food and beverage operations to pick up only (and in certain locations, local delivery), implementing cost reduction measures and “work from home” policies. Our hospitality assets gradually reopened in May 2020, but could be ordered to close again.

While the breadth and duration of the COVID-19 pandemic impact is still unknown, we could experience material declines within each of our reportable segments in one or more periods in 2021 and beyond compared to the historical norms. We will continue to monitor the potential impacts and evaluate each new project day by day and phase by phase and take prudent measures and respond as needed based on market conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic are discussed in Part I. Item 1A. Risk Factors.

Reportable Segments

We have the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual reportable segments. Commencing in the first quarter of 2020, due to organizational changes, our previously titled “commercial leasing and sales” and “forestry” segments are reported as one segment and retitled to “commercial.” This change is consistent with our belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, our previously titled “residential real estate” segment was retitled to “residential.” The change had no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2020	2019	2018
Segment Operating Revenue
Residential (a)	46.6%	32.7%	39.2%
Hospitality	29.5%	36.0%	35.9%
Commercial	22.8%	30.6%	22.3%
Other (b)	1.1%	0.7%	2.6%
Consolidated operating revenue	100.0%	100.0%	100.0%
(a)	Includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 18. RiverTown Impact Fees included in Item 15 of this Form 10-K for further discussion.
(b)	Other includes mitigation bank credit sales and title fee revenue. For 2018, other includes revenue of $2.2 million related to a specific sale of mitigation bank credits.

For more information regarding our reportable segments, see Note 20. Segment Information included in Item 15 of this Form 10-K.

Residential Segment

Our residential real estate segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. Our residential real estate segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

Watersound Origins, Watersound Camp Creek, Breakfast Point, Titus Park, College Station, Park Place, WindMark Beach and SouthWood are large scale, multi-phase communities with current sales activity and future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and retail customers on a limited basis.

Other residential communities of SummerCamp Beach and RiverCamps have homesites available for sale or lands for future development. In addition, the residential communities of WaterSound Beach, WaterSound West Beach, WaterColor and Wild Heron that are substantially developed, with homesites in these communities available for sale.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community under development in Bay County, Florida. The community is located near the Gulf Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed as an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. The sales center and 13 model homes are currently under construction. In addition, homesite infrastructure for the initial neighborhoods including models is underway, with site development of 629 homesites.

Planned residential projects of East Lake Powell, Mexico Beach, Ward Creek and other Watersound communities are in the planning and engineering stages of development.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point (b)	Bay County, FL	20	235	1,445	1,700
College Station	Bay County, FL	33	139	235	407
East Lake Powell (c)	Bay County, FL	—	—	360	360
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	629	—	2,871	3,500
Mexico Beach (b)	Bay County, FL	—	—	485	485
Park Place	Bay County, FL	86	106	208	400
RiverCamps (c)	Bay County, FL	90	—	149	239
SouthWood (f)	Leon County, FL	56	255	994	1,305
SummerCamp Beach (b)	Franklin County, FL	91	—	271	362
Titus Park	Bay County, FL	69	357	728	1,154
Watersound (d)	Walton County, FL	—	115	5,781	5,896
Watersound Camp Creek (f)	Walton County, FL	6	82	157	245
Watersound Origins (f)	Walton County, FL	183	137	212	532
Ward Creek (d)	Bay County, FL	—	593	1,007	1,600
WaterColor Park District	Walton County, FL	15	—	—	15
WaterSound Beach	Walton County, FL	2	—	—	2
WaterSound West Beach	Walton County, FL	1	—	—	1
Wild Heron	Bay County, FL	36	—	—	36
WindMark Beach (f)	Gulf County, FL	105	210	966	1,281
Total Homesites		1,422	2,229	15,869	19,520

(a)	The number of homesites are preliminary and are subject to change.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV (the “Latitude Margaritaville Watersound JV”), plans to build and sell homes in this community.
(f)	Development of Regional Impact (“DRI”).

As of December 31, 2020, we had 1,269 residential homesites under contract with ten different local, regional, and national homebuilders, which are expected to result in revenue of approximately $115.0 million at closing of the homesites, which are expected over the next several years. As of December 31, 2019, we had 930 residential homesites under contract, which are expected to result in revenue of approximately $84.3 million ($20.3 million has been realized through December 31, 2020). The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community.

Hospitality Segment

Our hospitality segment features a private membership club (“The Clubs by JOE”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 11. Debt, Net included in Item 15 of this Form 10-K.

The Clubs by JOE provides club members and guests in some of our hotels access to our member facilities, which include the Camp Creek Golf Club, Shark’s Tooth Golf Club, WaterSound Beach Club and our Pilatus PC-12 NG aircraft (“N850J”). The Clubs by JOE offers different types of club memberships, each with different access rights and associated fee structures. The Clubs by JOE is focused on creating a world class membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, aircraft, beach club and facilities and personnel costs. Watersound Origins includes a six-hole golf course, resort-style pool, fitness center, two tennis courts and private lake dock located in the community. Access to amenities are reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

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

We own and operate the award-winning WaterColor Inn, which includes the FOOW restaurant, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (ii) management of The Pearl Hotel, (iii) short-term vacation rentals, (iv) food and beverage operations and (v) merchandise sales. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees. Management services expenses consist primarily of internal administrative costs. Hotel operations and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We are in the process of constructing an Embassy Suites hotel, with our JV partner, planned for 255 guest suites in the Pier Park area of Panama City Beach, Florida; an upscale 75 room boutique hotel located adjacent to the Camp Creek Golf Club near the highly desirable Scenic Highway 30A corridor; a Hilton Garden Inn near Northwest Florida Beaches International Airport (“ECP”), which is planned to feature 143 guest rooms; a Homewood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida, which is planned to feature 131 one and two-bedroom guest suites; and The Lodge 30A, with our JV partner, an 85 room boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida. In the third quarter of 2020 we executed a long-term land lease to develop, construct and operate a new waterfront Hotel Indigo and standalone restaurant in Panama City, Florida’s downtown waterfront district. Construction is expected to begin in the second quarter of 2021. Once complete, we will manage the day-to-day operations of all planned hotels and restaurants.

We own and operate two marinas consisting of the Bay Point Marina and Port St. Joe Marina. Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are redeveloping the marinas. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

We own and operate the WaterColor retail store that generates revenue from merchandise sales, which are recognized at the point of sale, and incur expenses from the cost of goods provided, personnel costs and facility costs. We own and operate the Powder Room Shooting Range and Training Center (“The Powder Room”) in Panama City Beach, Florida. The approximately 17,000 square feet facility was completed in December 2020 and includes a retail store with firearms and ammunition, as well as training and educational space and 14 shooting lanes. The Powder Room generates revenue from service fees and merchandise sales, which are recognized at the point of sale, and incurs expenses from the cost of services and goods provided, personnel costs and facility costs.

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, a senior living community and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We also lease land for hunting, rock quarrying and other uses.

The commercial segment also manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products, such as fill dirt. As of December 31, 2020, we had an estimated 2.3 million tons of marketable pulpwood and 3.2 million tons of marketable sawlogs on approximately 64,000 acres. Based on our annual harvest plan, we anticipate harvesting approximately 260,000 tons of pulpwood and sawlogs during 2021.

The commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment also generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and/or entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 11. Debt, Net included in Item 15 of this Form 10-K.

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 739 apartment units, in addition to the 378 apartment units and 107 senior living units that have recently been completed.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. In addition to Pier Park Crossings, we have three apartment communities under development or construction. Watersound Origins Crossings, consisting of 217 units, with 18 units completed as of December 31, 2020, is adjacent to the Watersound Town Center in Watersound, Florida. Sea Sound apartments, an unconsolidated JV consisting of 300 units, is located in Panama City Beach, Florida near the Breakfast Point residential community. Star Avenue apartments, consisting of 240 units, is located in Panama City, Florida.

Our leasing portfolio consists of approximately 908,000 square feet of leasable space for mixed-use, retail, industrial, office and medical uses. Within the leasing portfolio, our mixed-use lease space totals approximately 134,000 square feet. It consists primarily of WaterColor Town Center, WindMark Beach Town Center, WaterSound Gatehouse, WaterColor Crossings and various flex-space buildings. Our retail lease space totals approximately 352,000 square feet. It consists primarily of Pier Park North JV and other leasable properties. Our industrial lease space totals approximately 304,000 square feet, primarily located at VentureCrossings. Our office lease space consists of approximately 96,000 square feet, primarily located in the Beckrich Office Park in Panama City Beach, Florida. Our medical lease space consists of approximately 22,000 square feet. It consists of a medical clinic at the Watersound Town Center and medical space at Beckrich Office Park. Through separate unconsolidated JVs other commercial properties include a 124 room TownePlace Suites by Marriott operated by our JV partner in Panama City Beach, Florida and a Busy Bee branded fuel station and convenience store operated by our JV partner in Panama City Beach, Florida.

We have other commercial projects in the planning, engineering or construction stages. This includes a Publix supermarket totaling approximately 50,000 square feet, a self-storage facility totaling approximately 71,000 square feet and a new multi-tenant commercial building in the Watersound Town Center totaling approximately 20,000 square feet. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings, apartment communities and an additional senior living community.

Results of Operations

Consolidated Results

Revenue and expenses. The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2020	2019	2018

	In millions
Revenue:
Real estate revenue	$87.6	$61.5	$52.2
Hospitality revenue	47.8	46.1	38.8
Leasing revenue	18.8	15.6	13.7
Timber revenue	6.3	3.9	5.6
Total revenue	160.5	127.1	110.3
Expenses:
Cost of real estate revenue	35.8	24.3	13.4
Cost of hospitality revenue	35.2	34.5	32.5
Cost of leasing revenue	5.9	4.7	4.7
Cost of timber revenue	0.8	0.6	0.7
Other operating and corporate expenses	22.9	21.4	20.6
Depreciation, depletion and amortization	12.8	10.3	9.0
Total expenses	113.4	95.8	80.9
Operating income	47.1	31.3	29.4
Other income (expense):
Investment income, net	5.0	10.7	12.2
Interest expense	(13.6)	(12.3)	(11.8)
Gain on land contribution to equity method investment	20.0	2.3	—
Other income, net	1.3	4.2	1.1
Total other income, net	12.7	4.9	1.5
Income before equity in loss from unconsolidated affiliates and income taxes	59.8	36.2	30.9
Equity in loss from unconsolidated affiliates	(0.6)	(0.1)	—
Income tax (expense) benefit	(13.7)	(9.4)	0.7
Net income	$45.5	$26.7	$31.6

Results of operations in this Form 10-K generally discusses 2020 and 2019 items and comparisons. For a detailed discussion of results of operations and comparisons for 2019 and 2018, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10‑K for the year ended December 31, 2019 filed with the SEC on February 26, 2020.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit for the three years ended December 31, 2020:

	2020	% (a)	2019	% (a)	2018	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue
Residential real estate revenue	$74.1	84.6%	$41.1	66.8%	$19.7	37.7%
RiverTown impact fees	—	—%	—	—%	23.1	44.3%
Total residential real estate revenue	74.1	84.6%	41.1	66.8%	42.8	82.0%
Commercial and rural real estate revenue	11.7	13.4%	19.5	31.7%	6.6	12.6%
Other revenue	1.8	2.0%	0.9	1.5%	2.8	5.4%
Real estate revenue	$87.6	100.0%	$61.5	100.0%	$52.2	100.0%

Gross profit:
Residential real estate
Residential real estate	$44.4	59.9%	$21.1	51.3%	$9.9	50.3%
RiverTown impact fees	—	—%	—	—%	23.1	100.0%
Total residential real estate	44.4	59.9%	21.1	51.3%	33.0	77.1%
Commercial and rural real estate	6.2	53.0%	15.2	77.9%	3.2	48.5%
Other	1.2	66.7%	0.9	100.0%	2.6	92.9%
Gross profit	$51.8	59.1%	$37.2	60.5%	$38.8	74.3%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2020, total residential real estate revenue increased $33.0 million, or 80.3% to $74.1 million, as compared to $41.1 million during 2019. Total residential real estate gross profit increased $23.3 million, to $44.4 million (or gross margin of 59.9%), as compared to $21.1 million, (or gross margin of 51.3%) during 2019. Included in residential real estate revenue for 2018 is $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction, resulting in a gross profit margin of 100.0%. See Note 18. RiverTown Impact Fees included in Item 15 of this Form 10-K for further discussion. During 2020, we sold 509 homesites and had unimproved residential land sales of $1.7 million, compared to 379 homesites sold during 2019. During 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $124,000 and $87,000, respectively. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During 2020, we had twenty-three commercial and rural real estate sales totaling approximately 473 acres for $11.7 million resulting in a gross profit margin of 53.0%. Commercial and rural real estate revenue for 2020 included $1.8 million related to the sale of the SouthWood Town Center. During 2019, we had twenty-five commercial and rural real estate sales totaling approximately 1,605 acres for $19.5 million resulting in a gross profit margin of 77.9%. Commercial and rural real estate sales in 2019 included approximately 28 acres totaling $4.3 million in revenue in the SouthWood community. Commercial and rural real estate sales in 2019 also included a sale totaling $9.9 million in revenue related to non-strategic land located in Leon County, Florida, with a gross profit of $9.7 million due to a low historical basis. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title fee revenue.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2020	2019	2018

	In millions
Hospitality revenue	$47.8	$46.1	$38.8
Gross profit	$12.6	$11.6	$6.3
Gross margin	26.4%	25.2%	16.2%

Hospitality revenue increased $1.7 million, or 3.7%, during 2020, as compared to 2019. The increase in the current period was primarily due to an increase in revenue from WaterColor Inn lodging, the WaterSound Beach Club, charter flights, the WaterColor retail store and The Powder Room, which opened in December 2020. The increase in revenue was also related to an increase in the number of members and membership revenue in the current period, partially offset by a decrease related to the receipt of one-time membership reservations fee in the prior period. The increases in the current period were partially offset by a decrease in hospitality revenue due to the impact of the COVID-19 pandemic, which resulted in shut downs and reduced revenue from mid-March to mid-May, but was partially offset by a recovery from June to December that exceeded revenue as compared to the same periods in 2019. As of December 31, 2020, The Clubs by JOE had 1,563 members, compared with 1,274 members as of December 31, 2019. Gross profit during each 2020 and 2019 includes $1.3 million of business interruption proceeds received for the marinas related to Hurricane Michael. Hospitality had a gross margin during 2020 of 26.4%, compared to 25.2% during 2019. The increase in gross margin is related to an extended vacation season in the current period consistent with delayed school openings, increases in homeschooling and a rise in remote work arrangements, as well as management of expenses and labor, which was partially offset by the impacts of the COVID-19 pandemic from mid-March to mid-May 2020.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2020	2019	2018

	In millions
Leasing revenue	$18.8	$15.6	$13.7
Gross profit	$12.9	$10.9	$9.0
Gross margin	68.6%	69.9%	65.7%

Leasing revenue increased $3.2 million, or 20.5%, during 2020, as compared to 2019. The increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019, as well as other new leases and higher rental rates. Gross profit during 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin was 68.6% during 2020, as compared to 69.9% during 2019. Excluding the business interruption proceeds received during the current period, our leasing gross margin was 64.9% during 2020, as compared to 69.9% during 2019. The decrease was primarily due to start-up expenses for new assets in the current period.

Timber Revenue and Gross Profit

	Year Ended December 31,
	2020	2019	2018

	In millions
Timber revenue	$6.3	$3.9	$5.6
Gross profit	$5.5	$3.3	$4.9
Gross margin	87.3%	84.6%	87.5%

Timber revenue increased $2.4 million, or 61.5%, during 2020, as compared to 2019. The increase is primarily due to an increase in the amount of tons sold and product mix changes. The revenue for 2019 was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 322,000 tons sold during 2020, as compared to 220,000 tons sold during 2019. Gross margin increased during 2020 to 87.3%, as compared to 84.6% during 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other Operating and Corporate Expenses

	Year Ended December 31,
	2020	2019	2018

	In millions
Employee costs	$8.4	$7.8	$7.3
401(k) contribution	1.2	1.1	1.1
Non-cash stock compensation costs	—	0.1	0.1
Property taxes and insurance	5.3	5.0	4.9
Professional fees	4.7	4.0	3.5
Marketing and owner association costs	1.2	1.2	1.2
Occupancy, repairs and maintenance	0.7	0.8	0.9
Other miscellaneous	1.4	1.4	1.6
Total other operating and corporate expenses	$22.9	$21.4	$20.6

Other operating and corporate expenses increased $1.5 million during 2020, as compared to 2019. The increase is due to the March 2020 payment of performance incentives and other employee related costs. The increase is also due to professional fees for legal, accounting and tax services related to the growth in operations.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $2.5 million during 2020, as compared to 2019, primarily due to new assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of our available-for-sale investments and equity securities, less other-than-temporary impairment loss, (iv) net unrealized gain or loss related to investments – equity securities, (v) interest income earned on the time deposit held by a special purpose entity and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2020	2019	2018

	In millions
Interest and dividend income	$1.1	$7.3	$9.1
Accretion income	0.1	0.1	0.7
Net realized gain (loss) on the sale of investments	—	0.1	(1.0)
Other-than-temporary impairment loss	—	—	(2.3)
Unrealized loss on investments, net	(4.7)	(5.3)	(3.0)
Interest income from investments in special purpose entities	8.2	8.2	8.2
Interest accrued on notes receivable and other interest	0.3	0.3	0.5
Total investment income, net	$5.0	$10.7	$12.2

Investment income, net decreased $5.7 million to $5.0 million for 2020, as compared to $10.7 million for 2019. The decrease in interest and dividend income for 2020, as compared to the same period in 2019, is primarily due the change in investments held during the period and lower interest rates. The change in investments held during the period is primarily related to a transition to a more liquid investment strategy and increased capital expenditures. Investment income, net during 2020 and 2019 includes an unrealized loss on investments, net of $4.7 million and $5.3 million, respectively, related to preferred stock.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, Community Development District (“CDD”) debt and finance leases as detailed in the table below:

	Year Ended December 31,
	2020	2019	2018

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$8.8	$8.8
Other interest expense	4.8	3.5	3.0
Total interest expense	$13.6	$12.3	$11.8

Interest expense increased $1.3 million, or 10.6%, in 2020, as compared to 2019, primarily related to the increase in project financing. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Gain on Land Contribution to Equity Method Investment

Gain on land contribution to equity method investment in 2020 and 2019 was $20.0 million and $2.3 million, respectively. Gain on land contribution to equity method investment for 2020 includes a gain of $15.3 million on land and $0.4 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV is comprised of $16.6 million for the present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on our best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75%, the timing of homes sales and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. Gain on land contribution to equity method investment for 2020 also includes a gain of $4.3 million on land and mitigation credits contributed to FDSJ Eventide, LLC, our unconsolidated JV (the “Sea Sound Apartments JV”). Gain on land contribution to equity method investment for 2019 includes a gain of $0.8 million on land contributed to SJBB, LLC, our unconsolidated JV (the “Busy Bee JV”) and a gain of $1.5 million on land and mitigation credits contributed to Pier Park TPS, LLC, our unconsolidated JV (the “Pier Park TPS JV”). See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2020	2019	2018

	In millions
Accretion income from retained interest investments	$1.4	$1.4	$1.2
Gain on insurance recovery	0.7	5.3	7.2
Loss from hurricane damage	(1.1)	(2.7)	(8.6)
Miscellaneous income, net	0.3	0.2	1.3
Other income, net	$1.3	$4.2	$1.1

Other income, net decreased $2.9 million to $1.3 million during 2020, as compared to $4.2 million in 2019. Other income, net for 2020 and 2019 includes $0.7 million and $5.3 million, respectively, of gain on insurance recovery and $1.1 million and $2.7 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Income Tax Expense

Our income tax expense in 2020 was $13.7 million, compared to $9.4 million in 2019. Our effective tax rate was 23.2% in 2020, as compared to 26.1% in 2019.

Our effective rate for 2020 differed from the federal statutory rate of 21.0% primarily due to state income taxes, income tax credits related to our JV apartment projects and other permanent differences. Our effective rate for 2019 differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in Florida corporate income tax rate from 5.5% to 4.5%, the benefit recognized for certain investments in QOZs, and other permanent differences.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Year Ended December 31,
	2020	2019	2018

	In millions
Revenue:
Real estate revenue	$69.4	$37.0	$17.7
Hospitality revenue	0.4	0.5	0.4
Leasing revenue	0.2	—	—
Other revenue	4.8	4.1	25.1
Total revenue	74.8	41.6	43.2
Expenses:
Cost of real estate and other revenue	29.8	19.9	9.8
Cost of hospitality revenue	0.6	0.6	0.4
Other operating expenses	5.3	4.9	4.7
Depreciation and amortization	0.3	0.3	0.3
Total expenses	36.0	25.7	15.2
Operating income	38.8	15.9	28.0
Other income (expense):
Investment income, net	0.2	0.1	0.2
Interest expense	(0.7)	(0.7)	(0.8)
Gain on land contribution to equity method investment	15.7	—	—
Other expense, net	—	(0.2)	(0.5)
Total other income (expense), net	15.2	(0.8)	(1.1)
Income before equity in loss from unconsolidated affiliates and income taxes	$54.0	$15.1	$26.9

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. Other revenue for 2018 includes $23.1 million for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 18. RiverTown Impact Fees included in Item 15 of this Form 10-K for further discussion. For 2020 and 2019, real estate revenue includes estimated homesite residuals of $1.9 million and $2.5 million, respectively. For 2020 and 2019, other revenue includes certain estimated fees related to homebuilder homesite sales of $1.9 million and $2.3 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

The following tables set forth our residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2020
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	509	$67.7	$27.4	$40.3	59.5%
Land sales	N/A	1.7	0.4	1.3	76.5%
Total	509	$69.4	$27.8	$41.6	59.9%

	Year Ended December 31, 2019
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	379	$37.0	$18.6	$18.4	49.7%

	Year Ended December 31, 2018
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	202	$17.7	$8.8	$8.9	50.3%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Homesites. Revenue from homesite sales increased $30.7 million, or 83.0%, during 2020, as compared to 2019, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During 2020 and 2019, the average revenue, excluding homesite residuals, per homesite sold was approximately $124,000 and $87,000, respectively. The increase in average revenue per homesite sold in 2020 was due to the mix of sales from different communities, which included initial sales in the Watersound Camp Creek community and final phase of the WaterColor community. Gross margin increased to 59.5% during 2020, as compared to 49.7% during 2019, primarily due to the mix and number of homesites sold from different communities during each respective period.

Land sale. During 2020 we had unimproved residential land sales for $1.7 million, resulting in a gross profit margin of 76.5%.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on land contribution to equity method investment for 2020 includes a gain of $15.3 million on land and $0.4 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV is comprised of $16.6 million for the present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on our best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Year Ended December 31,
	2020	2019	2018

	In millions
Revenue:
Hospitality revenue	$47.4	$45.6	$38.4
Leasing revenue	—	0.1	1.2
Total revenue	47.4	45.7	39.6
Expenses:
Cost of hospitality revenue	34.7	33.9	32.1
Cost of leasing revenue	—	—	1.3
Other operating expenses	1.2	0.8	0.6
Depreciation	4.6	4.6	3.6
Total expenses	40.5	39.3	37.6
Operating income	6.9	6.4	2.0
Other income (expense):
Interest expense	(0.2)	—	—
Other income (expense), net	0.5	0.2	(0.2)
Other income (expense), net	0.3	0.2	(0.2)
Income before equity in loss from unconsolidated affiliates and income taxes	$7.2	$6.6	$1.8

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$22.3	$7.6	34.1%	$20.9	$7.7	36.8%	$16.5	$3.9	23.6%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	23.2	3.8	16.4%	23.6	3.0	12.7%	20.6	2.1	10.2%
Other	1.9	1.3	68.4%	1.2	1.1	91.7%	2.5	0.2	8.0%
Total	$47.4	$12.7	26.8%	$45.7	$11.8	25.8%	$39.6	$6.2	15.7%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue from our clubs increased $1.4 million, or 6.7%, during 2020, as compared to 2019. The increase was primarily due to an increase in revenue for the WaterSound Beach Club and charter flights in the current period. The increase in revenue was also related to an increase in the number of members and membership revenue in the current period, partially offset by a decrease related to the receipt of one-time membership reservations fee in the prior period. In addition, the Camp Creek Golf Club was closed from March to October 2020 for renovations, however the decrease in revenue was offset by an increase in revenue at our Shark’s Tooth Golf Club. As of December 31, 2020, The Clubs by JOE had 1,563 members, compared with 1,274 members as of December 31, 2019. Our clubs gross margin decreased to 34.1% during 2020, compared to 36.8% during 2019. The decrease in gross margin was primarily due to an increase in golf course maintenance during renovation of the Camp Creek golf course.

Revenue from our hotel operations, food and beverage operations, some of our short-term vacation rentals and other management services decreased $0.4 million, or 1.7%, during 2020, as compared to 2019. The decrease is due to the impact of the COVID-19 pandemic in the current period, which resulted in shut downs and reduced revenue from mid-March to mid-May, but was partially offset by a recovery from June to December that exceeded revenue as compared to the same periods in 2019. The decrease was also partially offset by an increase in lodging revenue from the WaterColor Inn during the current period. Gross margin increased to 16.4% during 2020, as compared to 12.7% during 2019, due to an extended vacation season in the current period consistent with delayed school openings, increases in homeschooling and a rise in remote work arrangements related to the COVID-19 pandemic, as well as management of expenses and labor.

Revenue from other hospitality operations increased $0.7 million, or 58.3%, during 2020, as compared to 2019. The increase was primarily related to an increase in revenue for the WaterColor retail store, as well as the Powder Room, which opened in December 2020. We did not have revenue from our marinas during 2020 and 2019, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for further discussion. Gross profit during each 2020 and 2019 includes $1.3 million related to business interruption insurance proceeds received, which impacted gross margin during each period.

Our hospitality segment gross margin was 26.8% during 2020, as compared to 25.8% during 2019. The increase is related to an extended vacation season in the current period consistent with delayed school openings, increases in homeschooling and a rise in remote work arrangements, as well as management of expenses and labor, which was partially offset by the impacts of the COVID-19 pandemic from mid-March to mid-May 2020. Gross profit during each 2020 and 2019 includes $1.3 million related to business interruption insurance proceeds received.

The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain. See Part I. Item 1A. Risk Factors.

Other operating expenses include salaries and benefits, occupancy fees, professional fees, property taxes, CDD assessments and other administrative expenses.

Interest expense primarily includes interest incurred from our hospitality project financing.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Year Ended December 31,
	2020	2019	2018

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$14.8	$14.3	$12.5
Apartment leasing revenue	3.9	1.2	—
Total leasing revenue	18.7	15.5	12.5
Commercial and rural real estate revenue	11.7	19.5	6.6
Timber revenue	6.3	3.9	5.5
Total revenue	36.7	38.9	24.6
Expenses:
Cost of leasing revenue	5.9	4.6	3.3
Cost of commercial and rural real estate revenue	5.5	4.3	3.5
Cost of timber revenue	0.8	0.7	0.7
Other operating expenses	3.7	3.5	3.6
Depreciation, amortization and depletion	7.0	5.3	4.9
Total expenses	22.9	18.4	16.0
Operating income	13.8	20.5	8.6
Other (expense) income:
Interest expense	(3.8)	(2.7)	(2.2)
Gain on land contribution to equity method investment	3.9	2.2	—
Other income (expense), net	0.1	1.2	(0.3)
Total other income (expense), net	0.2	0.7	(2.5)
Income before equity in loss from unconsolidated affiliates and income taxes	$14.0	$21.2	$6.1

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$14.8	$9.8	66.2%	$14.3	$10.2	71.3%	$12.5	$9.2	73.6%
Apartments leasing	3.9	3.0	76.9%	1.2	0.7	58.3%	—	—	—%
Total leasing	18.7	12.8	68.4%	15.5	10.9	70.3%	12.5	9.2	73.6%
Commercial and rural real estate	11.7	6.2	53.0%	19.5	15.2	77.9%	6.6	3.1	47.0%
Timber	6.3	5.5	87.3%	3.9	3.2	82.1%	5.5	4.8	87.3%
Total	$36.7	$24.5	66.8%	$38.9	$29.3	75.3%	$24.6	$17.1	69.5%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total leasing revenue increased $3.2 million, or 20.6%, during 2020, as compared to 2019. The increase is primarily due to new leases at Pier Park Crossings apartments, which began leasing in the second quarter of 2019, as well as other new leases and higher rental rates. Cost of leasing revenue during 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. Leasing gross margin decreased during 2020 to 68.4%, as compared to 70.3% during 2019. Excluding the business interruption proceeds received during 2020, our leasing gross margin was 64.7% during 2020, as compared to 70.3% during 2019, primarily due start-up expenses for new assets in the current period. As of December 31, 2020, we had net rentable square feet of approximately 908,000, of which approximately 774,000 square feet was under lease. As of December 31, 2019, we had net rentable square feet of approximately 882,000, of which approximately 758,000 square feet was under lease. Due to the impact of the COVID-19 pandemic during 2020 we provided tenant rent abatements totaling $0.1 million, along with rent deferrals of $0.4 million, of which $0.1 million was subsequently collected.

The diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2020, we had twenty-three commercial and rural real estate sales totaling approximately 473 acres for $11.7 million, resulting in a gross profit margin of approximately 53.0%. Commercial and rural real estate revenue for 2020 included $1.8 million related to the sale of the SouthWood Town Center. During 2019, we had twenty-five commercial and rural real estate sales totaling approximately 1,605 acres for $19.5 million, resulting in a gross profit margin of approximately 77.9%. Commercial and rural real estate sales in 2019 included approximately 28 acres totaling $4.3 million in revenue in the SouthWood community. Commercial and rural real estate sales in 2019 also included a sale totaling $9.9 million related to non-strategic land located in Leon County, Florida, with a gross profit of $9.7 million due to a low historical basis. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased by $2.4 million, or 61.5%, during 2020, as compared to 2019. The increase is primarily due to an increase in the amount of tons sold and product mix changes. The revenue for 2019 was affected by Hurricane Michael’s significant market impact after landfall in October 2018. There were 322,000 tons sold during 2020, as compared to 220,000 tons sold during 2019. The average price per ton sold increased to $15.32 during 2020, as compared to $14.71 during 2019. Timber gross margin increased during 2020 to 87.3%, as compared to 82.1% during 2019, primarily due to increased volume and changes in product mix. The cost of timber revenue is primarily fixed, which also resulted in an increase to gross margin for the period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $1.7 million in depreciation, amortization and depletion expense during 2020, as compared to 2019, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Gain on land contribution to equity method investment for 2020 includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. Gain on land contribution to equity method investment for 2019 includes a gain of $0.8 million on land contributed to our unconsolidated Busy Bee JV and a gain of $1.4 million on land contributed to our unconsolidated Pier Park TPS JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other income (expense), net for 2019, also included a $1.2 million gain on insurance recovery for the Pier Park Crossings JV related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		December 31, 2020		December 31, 2019		December 31, 2018
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	92%	320,310	95%	320,310	96%
VentureCrossings (a)	Bay County, FL	303,605	86%	303,605	80%	243,605	100%
Beckrich Office Park (b) (c)	Bay County, FL	86,296	80%	68,398	100%	67,108	96%
WindMark Beach Town Center (b) (d)	Gulf County, FL	44,748	47%	48,960	48%	49,260	56%
WaterColor Town Center (b)	Walton County, FL	23,121	79%	20,033	96%	21,200	100%
Cedar Grove Commerce Park (e)	Bay County, FL	19,449	90%	—	N/A	—	N/A
Beach Commerce Park (b)	Bay County, FL	17,450	76%	14,700	100%	14,700	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	15,524	100%	15,524	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%	13,000	0%
South Walton Commerce Park (f)	Walton County, FL	11,570	88%	11,534	82%	—	N/A
WaterSound Gatehouse (b)	Walton County, FL	10,271	87%	11,515	89%	13,049	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%	6,700	100%
Watersound Town Center (e)	Walton County, FL	6,496	100%	—	N/A	—	N/A
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%	5,565	100%
Topsail West Commercial (e)	Walton County, FL	3,500	100%	—	N/A	—	N/A
Bank building (e)	Bay County, FL	3,346	100%	—	N/A	—	N/A
Bank building (e)	Gulf County, FL	3,346	100%	—	N/A	—	N/A
WaterColor HOA Office	Walton County, FL	2,520	100%	1,244	100%	1,244	100%
RiverCamps	Bay County, FL	2,112	100%	—	N/A	—	N/A
SouthWood Town Center (b) (g)	Leon County, FL	—	N/A	34,230	80%	34,230	85%
		907,504	85%	882,453	86%	812,630	93%
(a)	In December 2019, we completed construction of a 60,000 square feet flex space building.
(b)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(c)	Included in net rentable square feet as of December 31, 2020, is 1,500 square feet leased to a consolidated JV.
(d)	Included in net rentable square feet as of December 31, 2020, 2019 and 2018, is 13,808 square feet of unfinished space.
(e)	Construction was completed in 2020.
(f)	Included in net rentable square feet as of December 31, 2020, is 1,364 square feet leased to a consolidated JV.
(g)	In January 2020, we sold the SouthWood Town Center.

Total units and percentage leased/occupied for apartments and senior living community by location are as follows:

			December 31, 2020			December 31, 2019
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings (a)	Bay County, FL	240	240	237	99%	216	216	100%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	55	46%	—	—	N/A
Watersound Origins Crossings (c)	Walton County, FL	217	18	—	0%	—	—	N/A
Sea Sound (d)	Bay County, FL	300	—	—	N/A	—	—	N/A
Star Avenue (e)	Bay County, FL	240	—	—	N/A	—	—	N/A
Total apartment units		1,117	378	292	77%	216	216	100%
Senior living community
Watercrest Santa Rosa Beach (f)	Walton County, FL	107	107	—	N/A	—	—	N/A
Total senior living units		107	107	—	N/A	—	—	N/A
Total units		1,224	485	292	60%	216	216	100%
(a)	Construction was completed in the first quarter of 2020.
(b)	Construction was completed in December 2020. Subsequent to December 31, 2020, a significant number of additional units have been leased.
(c)	Construction of the initial buildings was completed in December 2020. Subsequent to December 31, 2020, a significant number of the completed and available units have been leased.

(d)	Construction began in the first quarter of 2020. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(e)	Construction began in the fourth quarter of 2020.
(f)	Construction was completed in the fourth quarter of 2020. Subsequent to December 31, 2020, the Agency for Health Care Administration (AHCA) issued a license for the facility which allowed operations and initial resident occupancy to begin.

Real Estate Revenue. Commercial real estate revenue for the three years ended December 31, 2020 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2020	23	473	$24,736	$11.7	$6.2
2019	25	1,605	$12,150	$19.5	$15.2
2018	27	511	$12,916	$6.6	$3.1

The total tons sold and relative percentages of total tons sold by major type of timber revenue are as follows:

	Year Ended December 31,
	2020		2019		2018
Pine pulpwood	208,000	64.6%	129,000	58.6%	219,000	66.8%
Pine sawtimber	75,000	23.3%	35,000	15.9%	85,000	25.9%
Pine grade logs	26,000	8.1%	21,000	9.6%	23,000	7.0%
Other	13,000	4.0%	35,000	15.9%	1,000	0.3%
Total	322,000	100.0%	220,000	100.0%	328,000	100.0%

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents of $106.8 million compared to $185.7 million as of December 31, 2019. During 2020, we transitioned our cash equivalents from commercial paper to short-term U.S. Treasury Bills. Our cash and cash equivalents as of December 31, 2020 included $11.0 million of U.S. Treasury Money Market Funds and $79.0 million of short-term U.S. Treasury Bills. In addition to cash and cash equivalents, we consider our investments classified as Securities, as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of December 31, 2020, we had investments – debt securities in U.S. Treasury Bills of $48.0 million and corporate debt securities of $0.1 million and investments – equity securities in preferred stock investments of $2.6 million. See Note 5. Investments included in Item 15 of this Form 10-K for additional information regarding our investments.

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

During 2020, we incurred a total of $162.2 million in capital expenditures, which includes $33.6 million for our residential segment, $85.1 million for our commercial segment, $42.8 million for our hospitality segment and $0.7 million for corporate expenditures. Our 2021 capital expenditures budget exceeds our 2020 expenditures. We anticipate that these future capital commitments will be funded through cash generated from operations, new and existing financing arrangements, cash on hand and cash equivalents. As of December 31, 2020, we had a total of $157.1 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of December 31, 2020 and 2019, we had various loans outstanding totaling $161.4 million and $94.5 million, respectively, with maturities from May 2024 through June 2060. The weighted average rate on our variable rate loans as of December 31, 2020 was 2.2%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2020 and 2019, $44.6 million and $45.5 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings or upon breach of covenants in the security instrument. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). As of December 31, 2020 and 2019, $36.1 million and $34.6 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. A prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid through June 30, 2030. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”). As of December 31, 2020 and 2019, $27.2 and $2.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2020, $18.1 million was outstanding on the Watercrest JV Loan. As of December 31, 2019, there was no principal balance outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan (the “Beckrich Building III Loan”). As of December 31, 2020, $5.4 million was outstanding on the Beckrich Building III Loan. As of December 31, 2019, there was no principal balance outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2019, the Pier Park Crossings II JV entered into a $17.5 million loan (the “PPC II JV Loan”). As of December 31, 2020, $15.9 million was outstanding on the PPC II JV Loan. As of December 31, 2019, there was no principal balance outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.25% during construction and LIBOR plus 2.10% after completion of construction and final draw. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan (the “Airport Hotel Loan”). As of December 31, 2020, $3.5 million was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2020, there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in March 2027 and bears interest at a rate of LIBOR plus 2.15% during construction and LIBOR plus 1.95% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million construction loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida (the “Breakfast Point Hotel Loan”). As of December 31, 2020, there was no principal balance outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.75% through November 2022, 3.25% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.25% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.75% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million construction loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). As of December 31, 2020, there was no principal balance outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.0%. Upon receipt of final lien waivers and certificate of occupancy, the Self-Storage Facility Loan will bear interest at a rate of LIBOR plus 2.35%, with a floor of 2.85%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.3 million as of December 31, 2020. Total outstanding CDD debt related to our land holdings was $15.8 million as of December 31, 2020, which is comprised of $12.9 million at SouthWood, $2.5 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of December 31, 2020, our unconsolidated Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 21. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower (the “Latitude Margaritaville Watersound JV Note”). As of December 31, 2020, $2.7 million was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets included in Item 15 of this Form 10-K for additional information.

During the years ended December 31, 2020 and 2019, we repurchased a total of 532,034 and 1,263,159 shares, respectively, of our common stock outstanding for an aggregate purchase price of $8.8 million and $20.8 million, respectively, including costs. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding common stock repurchases related to the Stock Repurchase Program and treasury stock retirement during 2020 and 2019.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $12.9 million for the installment notes monetized through December 31, 2020. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As part of certain sales of timberlands in 2007, 2008 and 2014, we generated significant tax gains. The installment notes structure allowed us to defer the resulting federal tax liability of $33.7 million until 2022 - 2023 and $37.8 million until 2029, respectively, the maturity dates for the installment notes. We have a deferred tax liability related to the gains in connection with these sales.

As of December 31, 2020 and 2019, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.2 million and $10.7 million, respectively, as well as standby letters of credit in the amount of $6.6 million as of December 31, 2020, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. generally accepted accounting principles (“GAAP”) and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agency real estate transactions were $4.5 million and $4.3 million as of December 31, 2020 and 2019, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2020	2019	2018

	In millions
Net cash provided by operating activities	$37.3	$30.4	$41.4
Net cash (used in) provided by investing activities	(164.5)	(29.3)	44.1
Net cash provided by (used in) financing activities	48.6	(10.5)	(79.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(78.6)	(9.4)	5.6
Cash, cash equivalents and restricted cash at beginning of the year	188.7	198.1	192.5
Cash, cash equivalents and restricted cash at end of the year	$110.1	$188.7	$198.1

Cash Flows from Operating Activities

Cash flows from operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, deferred income tax expense, cost of real estate sold and gain on land contribution to equity method investment. Net cash provided by operations was $37.3 million in 2020, as compared to $30.4 million in 2019. During 2020 net income was $45.5 million, compared to $26.7 million in 2019.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by sales and maturities of investments, proceeds from insurance claims, maturities of assets held by special purpose entities and proceeds from the disposition of assets. During 2020, net cash used in investing activities was $164.5 million, which included capital expenditures for operating property and property and equipment and purchases of investments of $58.9 million, partially offset by maturities of investments of $11.0 million, sales of investments of $3.7 million, proceeds from insurance claims of $0.7 million and maturities of assets held by special purpose entities of $0.8 million. During 2019, net cash used in investing activities was $29.3 million, which included purchases of investments of $5.9 million and capital expenditures for operating property and property and equipment, partially offset by sales of investments of $30.8 million, maturities of investments of $7.0 million, proceeds from insurance claims of $12.1 million, maturities of assets held by special purpose entities of $0.8 million and proceeds from the disposition of assets of $0.1 million.

Capital expenditures for operating property and property and equipment were $121.8 million and $74.2 million during 2020 and 2019, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $48.6 million for 2020 and net cash used in financing activities was $10.5 million for 2019. Net cash provided by financing activities during 2020 included borrowings on debt of $69.0 million and capital contribution from non-controlling interests of $7.7 million, partially offset by capital contribution to unconsolidated affiliates of $10.8 million, repurchases of common shares of $8.8 million, dividends paid of $4.1 million, principal payments for debt of $1.9 million, debt issuance costs of $1.8 million, capital distribution to non-controlling interest of $0.6 million and principal payments under finance lease obligation of $0.1 million. Net cash used in financing activities during 2019 included the repurchase of common stock of $20.8 million, additional ownership interest in

Windmark of $11.6 million, principal payments for debt of $1.6 million, debt issuance costs of $1.2 million, capital contribution to unconsolidated affiliate of $1.1 million and capital distribution to non-controlling interest of $0.6 million, partially offset by borrowings on debt of $23.9 million and capital contribution from non-controlling interest of $2.5 million.

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

Investment in Real Estate and Cost of Real Estate Revenue. Costs associated with a specific real estate project are capitalized during the development period. These development costs include land and common development costs (such as roads, structures, utilities and amenities). We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, interest (up to total interest expense) and real estate taxes, may also be capitalized.

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

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when we begin the site work or construction on land already owned, and ends when the asset is substantially complete and ready for its intended use. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If we determine not to complete a project, any previously capitalized costs that are not recoverable are expensed in the period in which the determination is made and recovery is not deemed probable.

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

Long-Lived Assets. Long-lived assets include our investments in land holdings, operating and development properties, investment in unconsolidated JV’s and property and equipment. Our investments in land holdings, operating and development properties and property and equipment are carried at cost, net of depreciation and timber depletion. We review our long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of our review for impairment of long-lived assets, we review the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecast contained in our business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered as indicators of potential impairment include:

●	a prolonged decrease in the value to below cost or demand for the properties;

●	a change in the expected use or development plans for the properties;
●	a material change in strategy that would affect the value of our properties;
●	continuing operating or cash flow losses for an operating property;
●	an accumulation of costs in excess of the projected costs for development or operating property; and
●	any other adverse change that may affect the value of the property.

We use varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development or construction, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our investment return criteria for evaluating our projects under development or undeveloped land, management’s assumptions used in the projection of undiscounted cash flows include:

●	the projected pace of sales of homesites based on estimated market conditions and our development plans;
●	estimated pricing and projected price appreciation over time;
●	the amount and trajectory of price appreciation over the estimated selling period;
●	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
●	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
●	holding costs to be incurred over the selling period;
●	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
●	for commercial, multi-family and senior living development property, future pricing is based on sales of comparable property in similar markets; and
●	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;
●	for investments in commercial, multi-family, senior living or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and
●	for investments in club and retail assets, use of revenue from membership dues, future golf rounds and greens fees, merchandise and other hospitality operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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

Income Taxes. In preparing our consolidated financial statements, significant management judgment is required to estimate our income taxes. Our estimates are based on our interpretation of federal and state tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes due to audit adjustments by federal and state tax authorities and changes in tax laws. To the extent adjustments are required in any given period, we will include the adjustments in the deferred tax assets and liabilities in our consolidated financial statements. We record a valuation allowance against our deferred tax assets as needed based upon our analysis of the timing and reversal of future taxable amounts and our historical and future expectations of taxable income.

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

As of December 31, 2020 and 2019, we had a state net operating loss carryforward of $304.0 million and $341.4 million, respectively. As of December 31, 2020, we had $2.3 million of federal net operating loss carryforwards and no federal net operating loss carryforwards as of December 31, 2019. The federal net operating loss carryforwards as of December 31, 2020 are applicable to a specific QOF entity of the Company and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2029. In the third quarter of 2018, we reassessed our need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax income. Based on this assessment, we determined that we had the ability to fully realize the future benefit of our net operating loss carryforward and released the valuation allowance in full, resulting in a $5.0 million tax benefit. As of December 31, 2020, we had income tax payable of $2.7 million, included within other liabilities on the consolidated balance sheets. As of December 31, 2019 we had an income tax receivable of $2.8 million, included in other assets on the consolidated balance sheets, that included a federal alternative minimum tax (“AMT”) credit receivable of $2.2 million, which was converted to a tax deposit and partially utilized on the federal income tax return filed for the tax year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), that required a financial asset measured at amortized cost to be presented at the net amount expected to be collected and required that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. In November 2018, the FASB issued ASU 2018-19, which clarified that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarified and improved ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provided an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, which provided codification improvements to clarify narrow-scope issues of ASU 2016-13.

We adopted the new guidance, including amendments, as of January 1, 2020, and elected to implement Topic 326 retrospectively using the cumulative-effect adjustment transition method as of the date of adoption. As a result, prior periods have not been restated. We elected the practical expedient to not measure an allowance for credit losses for accrued interest receivables and will write-off uncollectible balances in a timely manner, which is 90 days from when it is determined uncollectible. As of the date of adoption, a cumulative-effect adjustment was recorded to beginning retained earnings. The impact of adopting this guidance resulted in an adjustment to decrease retained earnings by $0.1 million, net of the related tax effects, a decrease in accounts receivable, net and notes receivable, net for allowance for credit losses of $0.1 million and an increase to other liabilities related to allowance for credit losses for unconsolidated JV debt guaranteed by us of less than $0.1 million. There were no adjustments related to operating lease receivables for which we are the lessor. The adoption of this guidance did not materially impact results of operations or cash flows.

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU 2020-03, Codification Improvements to Financial Instruments (“ASU 2020-03”), which made narrow-scope improvements to various aspects of financial instruments guidance. The standard is effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this guidance did not have a material impact on our financial condition, results of operations and cash flows.

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

Investments - Equity Securities, Investments - Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments - Equity Securities and Topic 323, Investments - Equity Method and Joint Ventures. The new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our financial condition, results of operations and cash flows.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) that clarifies that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective immediately through December 31, 2022. There is no current impact to us from this guidance and we are evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”) that improves consistency by including all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification. The amendments in this ASU should be applied retrospectively. This new guidance is effective for annual periods beginning after December 15, 2020. The adoption of this guidance is not expected to have an impact on our financial condition, results of operations and cash flows and we do not expect a material impact on the disclosures to the financial statements.

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this annual report contains forward-looking statements regarding:

●	the potential impacts of the ongoing COVID-19 pandemic;
●	our expectations concerning our current and future business strategy, including the use of existing assets for residential, hospitality and commercial ventures;
●	our expectations regarding our capital structure and ability to fund capital commitments;
●	our expectations concerning the demand for our homesites;
●	our ability to develop and sell homesites in a typical manner or at all;
●	our intention to optimize the value of our real estate by developing residential, hospitality and commercial projects that meet growing market demands and provide opportunities to build recurring revenues and enterprise value;
●	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
●	our 2021 capital expenditures budget and the timing of benefits of these investments;
●	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
●	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
●	our expectations regarding the amount and timing of revenue we expect to realize upon closing over the life of the residential homesites under contract;
●	our expectations regarding homesite sales and timing of sales from new developments;
●	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;

●	our plan to focus on investing in residential communities that have the potential for long term, scalable and repeatable revenue;
●	our expectation to continue to be a developer of completed residential homesites for sale to homebuilders and retail homesites for sale to consumers in our communities;
●	our intention to form additional JVs with third parties, which may be in consolidated or unconsolidated JVs with differing accounting treatments;
●	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
●	our expectations regarding our senior living community;
●	our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;
●	our expectations regarding opportunities near the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;
●	our belief that by entering into partnerships, JVs or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;
●	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;
●	our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in Securities, authorized dividends, share repurchases, real estate and other strategic investments;
●	our expectation regarding our liquidity or ability to satisfy our working capital needs, declared dividends, expected capital expenditures and principal and interest payments on our long-term debt;
●	our intention to continue paying a quarterly dividend;
●	our estimates regarding our annual harvest plan;
●	our estimates and assumptions regarding the installment notes and the Timber Note;
●	our estimates and assumptions regarding the Coronavirus Aid, Relief, and Economic Security Act;
●	our estimated impact of new accounting pronouncements; and
●	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in this Form 10-K and subsequent Form 10-Qs and other current reports, and the following:

●	any changes in our strategic objectives or our ability to successfully implement such strategic objectives, including development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services;
●	our ability to capitalize on our investments in new business opportunities;
●	any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;
●	our ability and the ability of our investment advisor to identify and acquire suitable investments for our investment portfolio;

●	significant decreases in the market value of our investments in Securities or any other investments;
●	our ability to attract and work effectively with strategic partners;
●	volatility in the consistency and pace of our residential real estate revenue;
●	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
●	our dependence on the real estate industry and the cyclical nature of our real estate operations;
●	our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;
●	disruptions by an epidemic or pandemic (such as the ongoing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities have implemented and may continue to implement, as well as additional measures to address it;
●	our ability to capitalize on strategic opportunities presented by a population growth and migration in Florida, particularly Northwest Florida;
●	economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;
●	our ability to accurately predict market demand for the range of potential residential, hospitality and commercial uses of our real estate holdings in Northwest Florida;
●	any reduction in the supply of mortgage loans or tightening of credit markets;
●	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business;
●	our ability to fully recover under claims for losses related to Hurricane Michael;
●	any downturns in real estate markets in Florida or across the nation;
●	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
●	our ability to close and realize the expected revenue of the residential homesites currently under contract;
●	our ability to successfully and timely complete homesite construction in our new developments;
●	our ability to realize the anticipated returns from our commercial projects;
●	our ability to maintain our commercial tenants;
●	operational risks with respect to our senior living community;
●	our ability to effectively manage risks associated with the hospitality industry;
●	our ability to effectively manage our real estate assets, as well as the ability of us or our JV partners to effectively manage the day-to-day activities of our JV projects;
●	our ability to successfully enter into previously announced potential JVs;
●	our ability to retain key personnel and recruit staff effectively;
●	risks related to the sale of firearms;
●	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;
●	potential liability under environmental or construction laws, or other laws or regulations;
●	changes in laws, regulations or the regulatory environment affecting the development of real estate;
●	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;
●	our ability to fully realize benefits of the federal QOZ Program;

●	the impact of changes in federal or state tax laws on our business and financial condition;
●	uncertainty about the future of LIBOR may adversely affect our business and financial results;
●	our ability to effectively deploy and invest our assets, including our Securities;
●	our ability to satisfy our current debt obligations and to obtain additional financing in the future;
●	the sufficiency of our current cash position, financing arrangements and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments on long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends;
●	our ability to carry out the Stock Repurchase Program in accordance with applicable securities laws;
●	potential limitations on our ability to pay dividends at our expected rate, or at all;
●	the obligations associated with being a public company require significant resources and management attention; and
●	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting; the impact if the SEC were to disagree with our Investment Company Act determinations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills and corporate debt securities that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in an insignificant change in the market value of these investments as of December 31, 2020. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss. We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the consolidated statements of income. A hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $0.1 million in the market value of these investments as of December 31, 2020. In addition, our investments in corporate debt securities and preferred stock are non-investment grade, which could affect their fair value.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of December 31, 2020, approximately 95% of our total Securities are rated AA or better.

Our cash and cash equivalents are invested in money market instruments and short-term U.S. Treasury Bills. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100 basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

The amount of interest expense on some of our construction loans are based on LIBOR. Based on the outstanding balance of these loans as of December 31, 2020, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.3 million.

LIBOR is expected to be discontinued after 2021. Many of our current debt agreements have an interest rate tied to LIBOR, but these agreements provide for an alternative base rate in the event that LIBOR is discontinued. There can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Reports of Independent Registered Public Accounting Firms are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 24, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Tampa, Florida

February 24, 2021

Item 9B.    Other Information

On February 23, 2021, the Company and FCM amended the Investment Management Agreement, to provide that the investment guidelines and restrictions described in the Amended Investment Management Agreement require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds. The Amended Investment Management Agreement terminated specific restrictions from the previous investment guidelines and restrictions.

The foregoing description of the Amended Investment Management is qualified in its entirety to the full text of the agreement, a copy of which is attached as Exhibit 10.6 to this Annual Report on Form 10-K and is incorporated by reference into this Item 9B.

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2020 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed on or before April 30, 2021 and is incorporated by reference in this Part III.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

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

4.3

Description of the Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019).

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.2†	Form of Director Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

Exhibit Number	Description

10.4†	2015 Performance and Equity Incentive Plan (incorporated by reference to Exhibit 10.22a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.5

Investment Management Agreement dated August 23, 2019, by and between The St. Joe Company and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.6**	First Amendment to Investment Management Agreement dated February 23, 2021, by and between The St. Joe Company and Fairholme Capital Management, L.L.C.

10.7†

Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.8†	Form of Employment Agreement between Executive and The St. Joe Company (incorporated by reference to Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.9	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

10.10

Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association (incorporated by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.11†	Summary of Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 24, 2021	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 24, 2021
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 24, 2021
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 24, 2021
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 24, 2021
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 24, 2021
Howard S. Frank

/s/ Thomas P. Murphy, Jr.	Director	February 24, 2021
Thomas P. Murphy, Jr.

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described further in notes 4 and 19 to the financial statements, in June 2019, LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created when the Company entered into a joint venture agreement to develop a 3,500-lot 55+ active adult residential community in Bay County, Florida. In June 2020, the Company contributed land to Latitude Margaritaville Watersound JV, in exchange for a preferred distribution of approximately $10,000 per home, as each home is sold by Latitude Margaritaville Watersound JV. The contributed land had a present value of $16.6 million, which resulted in a gain of $15.3 million. The present value of the land was determined based upon a discounted cash flow model that used certain key assumptions, including a discount rate and timing of home sales. We identified the evaluation of the present value of the contributed land as a critical audit matter.

The principal consideration for our determination that the evaluation of the present value of the contributed land is a critical audit matter is that there is a high degree of subjectivity required in applying procedures and evaluating results

F 2

from such procedures over the discounted cash flow model used to calculate the present value of the contributed land. Specifically, the discounted cash flow model is sensitive to changes in the discount rate and timing of home sales, which have a significant effect on the determination of the present value and resulting gain from this land contribution. Auditing these key assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal valuation specialists.

Our audit procedures related to the evaluation of the present value of the contributed land included the following, among others:

●	We tested certain internal controls over the Company’s calculation of the present value of the contributed land, including controls over the development of the discount rate and timing of home sales assumptions.
●	We involved internal valuation specialists who assisted in comparing the discount rate used by the Company to independently developed ranges.
●	We evaluated the Company’s forecast for the timing of home sales, including testing the source information underlying the determination of this forecast, testing the mathematical accuracy of the calculation, and developing a range of independent estimates comprised of a sensitivity analysis to assess the impact of reasonably possible changes to forecasted home sales and comparing those to the forecast selected by management.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 24, 2021

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Investment in real estate, net	$551,653	$430,776
Investment in unconsolidated joint ventures	37,965	5,084
Cash and cash equivalents	106,794	185,716
Investments - debt securities	48,051	53
Investments - equity securities	2,623	9,746
Other assets	63,243	52,069
Property and equipment, net	20,846	19,018
Investments held by special purpose entities	206,149	206,771
Total assets	$1,037,324	$909,233
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$158,915	$92,529
Other liabilities	72,035	57,200
Deferred tax liabilities, net	60,915	52,808
Senior Notes held by special purpose entity	177,289	177,026
Total liabilities	469,154	379,563

Commitments and contingencies (Note 21)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,882,549 and 59,414,583 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	296,873	305,631
Retained earnings	255,216	214,225
Accumulated other comprehensive loss	(1,472)	(335)
Total stockholders’ equity	550,617	519,521
Non-controlling interest	17,553	10,149
Total equity	568,170	529,670
Total liabilities and equity	$1,037,324	$909,233

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated variable interest entities, which as of December 31, 2020 and 2019, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Watersound Closings JV, Pier Park Crossings II JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. As of December 31, 2020, the consolidated balances attributable to the Company’s consolidated variable interest entities also include the Pier Park Resort Hotel JV and The Lodge 30A JV. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 11. Debt, Net.

	December 31,	December 31,
	2020	2019
ASSETS
Investment in real estate	$170,853	$96,001
Cash and cash equivalents	2,639	3,483
Other assets	13,821	12,766
Investments held by special purpose entities	206,149	206,771
Total assets	$393,462	$319,021
LIABILITIES
Debt, net	$139,592	$81,071
Other liabilities	9,596	3,471
Senior Notes held by special purpose entity	177,289	177,026
Total liabilities	$326,477	$261,568

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Real estate revenue	$87,627	$61,488	$52,183
Hospitality revenue	47,778	46,112	38,736
Leasing revenue	18,819	15,581	13,727
Timber revenue	6,331	3,904	5,630
Total revenue	160,555	127,085	110,276
Expenses:
Cost of real estate revenue	35,794	24,282	13,442
Cost of hospitality revenue	35,239	34,505	32,465
Cost of leasing revenue	5,934	4,650	4,700
Cost of timber revenue	809	649	710
Other operating and corporate expenses	22,906	21,389	20,557
Depreciation, depletion and amortization	12,788	10,287	8,998
Total expenses	113,470	95,762	80,872
Operating income	47,085	31,323	29,404
Other income (expense):
Investment income, net	4,983	10,714	12,150
Interest expense	(13,564)	(12,302)	(11,840)
Gain on land contribution to equity method investment	19,983	2,317	—
Other income, net	1,329	4,133	1,152
Total other income, net	12,731	4,862	1,462
Income before equity in loss from unconsolidated affiliates and income taxes	59,816	36,185	30,866
Equity in loss from unconsolidated affiliates	(666)	(77)	—
Income tax (expense) benefit	(13,670)	(9,447)	736
Net income	45,480	26,661	31,602
Net (income) loss attributable to non-controlling interest	(277)	114	767
Net income attributable to the Company	$45,203	$26,775	$32,369

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	59,009,865	59,994,527	62,725,954
Net income per share attributable to the Company	$0.77	$0.45	$0.52

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income:	$45,480	$26,661	$31,602
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	130	842	(2,845)
Net unrealized gain (loss) on restricted investments	8	18	(6)
Interest rate swap	(836)	(336)	—
Interest rate swap - unconsolidated affiliate	(821)	—	—
Reclassification of net realized (gain) loss included in earnings	(4)	(69)	1,061
Reclassification into retained earnings (a)	—	—	932
Reclassification of other-than-temporary impairment loss included in earnings	—	—	2,330
Total before income taxes	(1,523)	455	1,472
Income tax benefit (expense) (b)	386	(116)	(685)
Total other comprehensive (loss) income, net of tax	(1,137)	339	787
Total comprehensive income, net of tax	44,343	27,000	32,389
Total comprehensive (income) loss attributable to non-controlling interest	(277)	114	767
Total comprehensive income attributable to the Company	$44,066	$27,114	$33,156

(a)	The reclassification into retained earnings for the year ended December 31, 2018 relates to the adoption of ASU 2016-01 Financial Instruments – Overall, as amended (“ASU 2016-01”). The new guidance was effective January 1, 2018, and required equity investments to be measured at fair value with changes in fair value recognized in results of operations rather than the consolidated statements of comprehensive income.
(b)	Income tax benefit (expense) for the year ended December 31, 2018 includes $0.3 million of income tax expense related to the adoption of ASU 2018-02 Income Statement – Reporting Comprehensive Income (“ASU 2018-02”). The new guidance was effective January 1, 2018, and allowed a reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects resulting from the Tax Act.

See notes to the consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2017	65,897,866	$424,694	$154,324	$(1,461)	$—	$15,027	$592,584
Allocation of ownership interest in Pier Park Crossings JV	—	(490)	—	—	—	490	—
Additional ownership interest acquired in Artisan Park, LLC	—	297	—	—	—	(297)	—
Capital contribution from non-controlling interest	—	—	—	—	—	887	887
Capital distribution to non-controlling interest	—	—	—	—	—	(400)	(400)
Stock based compensation expense	2,778	71	—	—	—	—	71
Issuance of common stock for officer compensation, net of tax withholding	9,956	192	—	—	—	—	192
Repurchase of common shares	(5,238,566)	—	—	—	(93,369)	—	(93,369)
Retirement of treasury stock	—	(93,369)	—	—	93,369	—	—
Adoption of ASU 2014-09 Revenue From Contracts with Customers, as amended, net of tax	—	—	1,140	—	—	—	1,140
Adoption of ASU 2016-01 Financial Instruments - Overall, as amended, net of tax	—	—	(696)	696	—	—	—
Adoption of ASU 2018-02 Income Statement - Reporting Comprehensive Income	—	—	313	(313)	—	—	—
Other comprehensive income, net of tax	—	—	—	404	—	—	404
Net income	—	—	32,369	—	—	(767)	31,602
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Additional ownership interest in Windmark	—	(3,787)	—	—	—	(7,832)	(11,619)
Capital contribution from non-controlling interest	—	—	—	—	—	2,546	2,546
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Stock based compensation expense	5,708	77	—	—	—	—	77
Repurchase of common shares	(1,263,159)	—	—	—	(20,845)	—	(20,845)
Retirement of treasury stock	—	(20,845)	—	—	20,845	—	—
Other comprehensive income, net of tax	—	—	—	339	—	—	339
Net income	—	—	26,775	—	—	(114)	26,661
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contribution from non-controlling interest	—	—	—	—	—	7,748	7,748
Capital distribution to non-controlling interest	—	—	—	—	—	(621)	(621)
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Retirement of treasury stock	—	(8,803)	—	—	8,803	—	—
Dividends ($0.07 per share)	—	—	(4,122)	—	—	—	(4,122)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,137)	—	—	(1,137)
Net income	—	—	45,203	—	—	277	45,480
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$45,480	$26,661	$31,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,788	10,287	8,998
Stock based compensation	45	77	263
Loss (gain) on sale of investments	48	(87)	973
Unrealized loss on investments, net	4,688	5,342	3,035
Other-than-temporary impairment loss	—	—	2,330
Equity in loss from unconsolidated affiliates	666	77	—
Deferred income tax expense (benefit)	8,088	8,378	(4,804)
Impairment loss on investment in real estate	—	—	99
Cost of real estate sold	33,366	22,814	12,235
Expenditures for and acquisition of real estate to be sold	(40,469)	(40,081)	(19,819)
Accretion income and other	(919)	(1,221)	(1,919)
Loss (gain) on disposal of property and equipment	146	(67)	5,223
Gain on land contribution to equity method investment	(19,983)	(2,317)	—
Gain on insurance for damage to property and equipment, net	(690)	(5,347)	—
Changes in operating assets and liabilities:
Other assets	(12,991)	1,078	(17)
Other liabilities	4,225	3,728	(1,236)
Income taxes receivable	2,843	1,071	4,457
Net cash provided by operating activities	37,331	30,393	41,420
Cash flows from investing activities:
Expenditures for operating property	(116,085)	(64,851)	(22,762)
Expenditures for property and equipment	(5,689)	(9,354)	(2,615)
Proceeds from the disposition of assets	8	72	5,000
Proceeds from insurance claims	690	12,071	—
Purchases of investments - debt securities	(58,912)	—	(6,917)
Purchases of investments - equity securities	—	(5,797)	(15,105)
Purchases of restricted investments	(24)	(74)	(78)
Maturities of investments - debt securities	11,000	7,000	10,000
Sales of investments - debt securities	—	2,830	63,597
Sales of investments - equity securities	2,502	26,859	11,051
Sales of restricted investments	1,225	1,159	1,109
Maturities of assets held by special purpose entities	787	787	785
Net cash (used in) provided by investing activities	(164,498)	(29,298)	44,065
Cash flows from financing activities:
Capital contribution from non-controlling interests	7,748	2,546	887
Capital distribution to non-controlling interests	(621)	(600)	(400)
Capital contribution to unconsolidated affiliates	(10,815)	(1,116)	(1,105)
Additional ownership interest in Windmark	—	(11,619)	—
Repurchase of common shares	(8,803)	(20,845)	(93,369)
Dividends paid	(4,122)	—
Borrowings on debt	69,008	23,935	16,644
Principal payments for debt	(1,940)	(1,607)	(1,362)
Principal payments under finance lease obligation	(55)	(36)	—
Debt issuance costs	(1,791)	(1,149)	(1,158)
Net cash provided by (used in) financing activities	48,609	(10,491)	(79,863)
Net (decrease) increase in cash, cash equivalents and restricted cash	(78,558)	(9,396)	5,622
Cash, cash equivalents and restricted cash at beginning of the year	188,677	198,073	192,451
Cash, cash equivalents and restricted cash at end of the year	$110,119	$188,677	$198,073

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents	$106,794	$185,716	$195,155
Restricted cash included in other assets	3,325	2,961	2,918
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$110,119	$188,677	$198,073

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Year Ended December 31,
	2020	2019	2018
Cash paid during the period for:
Interest, net of amounts capitalized	$12,801	$11,886	$11,617
Income taxes	$—	$—	$2,005

Non-cash financing and investment activities:
Non-cash allocation of ownership interest in JV	$—	$1,209	$490
Non-cash capital contribution from non-controlling interest	$2,359	$—	$—
Non-cash contribution to equity method investment	$(23,737)	$(2,940)	$—
(Decrease) increase in Community Development District debt	$(157)	$1,203	$(467)
Increase (decrease) in expenditures for operating properties and property and equipment financed through accounts payable	$7,939	$3,158	$(1,273)

See notes to consolidated financial statements.

F 10

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with real estate assets and operations in Northwest Florida. Approximately 86% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within 15 miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual reportable segments. Commencing in the first quarter of 2020, due to organizational changes, the Company’s previously titled “commercial leasing and sales” and “forestry” segments are reported as one segment and retitled to “commercial.” This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the 2020 presentation. Also commencing in the first quarter of 2020, the Company’s previously titled “residential real estate” segment was retitled to “residential.” The change had no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 20. Segment Information.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, real estate impairment assessments, investments, retained interest investments, accruals, deferred income taxes, allowance for credit losses and revenue recognition. Actual results could differ from those estimates.

F 11

Investment in Real Estate

The Company capitalizes costs directly associated with development and construction of identified real estate projects. These costs include land and common development costs (such as roads, structures, utilities and amenities). The Company also capitalizes indirect costs that relate to specific projects under development or construction. These indirect costs include construction and development administration, legal fees, project administration, interest (up to total interest expense) and real estate taxes.

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

The capitalization period relating to direct and indirect project costs is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when the Company begins site work or construction on land already owned, and ends when the asset is substantially complete and ready for its intended use. In the event that the activities to ready the asset for its intended use are suspended, the capitalization period will cease until such activities are resumed. If the Company determines a project will not be completed, any previously capitalized costs that are not recoverable are expensed in the period in which the determination is made and recovery is not deemed probable.

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

Depreciation for operating property is computed on the straight-line method over the estimated economic life of the assets, as follows:

Estimated Useful
Life (in years)
Land	N/A
Land improvements	15 - 20
Buildings	20 - 40
Building improvements	5 - 25
Timber	N/A

Building improvements are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated economic life of the assets.

Long-Lived Assets

Long-lived assets include the Company’s investments in land holdings, operating and development properties and property and equipment, which are carried at cost, net of depreciation and timber depletion. The Company reviews its long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As part of the Company’s review for impairment of its long-lived assets, the Company reviews the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecasted results contained in the Company’s business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered by the Company as indicators of potential impairment include:

●	a prolonged decrease in the value to below cost or demand for the Company’s properties;

F 12

●	a change in the expected use or development plans for the Company’s properties;
●	a material change in strategy that would affect the value of the Company’s properties;
●	continuing operating or cash flow loss for an operating property;
●	an accumulation of costs in excess of the projected costs for development or operating property; and
●	any other adverse change that may affect the value of the property.

The Company uses varying methods to determine if an impairment exists, such as (i) considering indicators of potential impairment, (ii) analyzing expected future cash flows and comparing the expected future undiscounted cash flows of the property to its carrying value or (iii) determining market resale values.

For projects under development or construction, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

●	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;
●	estimated pricing and projected price appreciation over time;
●	the amount and trajectory of price appreciation over the estimated selling period;
●	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
●	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
●	holding costs to be incurred over the selling period;
●	for bulk land sales of undeveloped and developed parcels future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
●	for commercial, multi-family and senior living development property, future pricing is based on sales of comparable property in similar markets; and
●	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;
●	for investments in commercial, multi-family, senior living or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,
●	for investments in club and retail assets, use of revenue from membership dues, future golf rounds and greens fees, merchandise and other hospitality operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value less costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with intent to sell such properties in the near term and under current market conditions.

F 13

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

Investment in Unconsolidated Joint Ventures

The Company has entered into real estate JVs in which the Company is not the primary beneficiary and the Company’s investment in these JVs are accounted for by the equity method. The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. Some of the Company’s unconsolidated JVs have entered into financing agreements, where the Company or its JV partners have provided guarantees. See Note 4. Joint Ventures and Note 21. Commitments and Contingencies for additional information.

Cash and Cash Equivalents

Cash and cash equivalents can include cash on hand, bank demand accounts, money market instruments, commercial paper and U.S. Treasury Bills having original maturities at acquisition date, of ninety days or less.

Investments

Investments – debt securities and restricted investments consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and losses on investments, net of tax, are recorded in other comprehensive (loss) income. Realized gains and losses on investments are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net.

F 14

For available-for-sale securities where fair value is less than cost, credit related impairment, if any, will be recognized through an allowance for credit losses and adjusted each period for changes in credit risk. If the Company intends to sell the security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any allowance for credit losses will be written off and the amortized cost basis will be written down to the security's fair value at the reporting date with any incremental impairment reported in earnings.

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

Comprehensive Income

The Company’s comprehensive income includes unrealized gains and losses on available-for-sale securities and restricted investments and fair value adjustments for cash flow hedges.

Receivables

The Company’s receivables primarily include receivables related to certain homesite sales, homebuilder notes, a revolving promissory note with an unconsolidated JV, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, receivables in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. The Company does not measure an allowance for credit losses for accrued interest receivables and will write-off uncollectible balances in a timely manner, which is 90 days from when it is determined uncollectible.

Inventory

Inventory primarily consists of food, beverage, retail products and operating supplies, which are reported at the lower of cost or net realizable value. Cost is determined using weighted-average cost basis or specific identification.

F 15

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the estimated economic life of various assets, as follows:

Estimated Useful
Life (in years)
Railroad and equipment	15 - 30
Furniture and fixtures	5 - 10
Machinery and equipment	3 - 10
Office equipment	5 - 10
Autos, trucks and aircraft	5 - 10

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

For tax positions taken or expected to take in a tax return, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive loss with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

The Company’s real estate investments are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s real estate values.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19, as a global pandemic and recommended containment and mitigation measures. The economic conditions in the United States have been negatively impacted by the continued threat by the COVID-19 pandemic. The Company’s hospitality operations have already been, and may continue to be, disrupted by the impacts of the COVID-19 pandemic and the federal, state and local government actions to address it. While the breadth and duration of the COVID-19 pandemic impact is unknown, it could have a material adverse impact on the Company’s results of operations, cash flows and financial condition. See Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2020 these balances exceed the amount of FDIC insurance provided on such deposits by $15.6 million. In addition, as of December 31, 2020, the Company had $79.0 million invested in short term U.S. Treasury Bills classified as cash equivalents, $11.0 invested in U.S. Treasury Money Market Funds, $48.0 million invested in U.S. Treasury Bills classified as investments – debt securities and $2.6 million invested in three issuers of preferred stock that are non-investment grade.

F 16

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three years ended December 31, 2020, basic and diluted average shares outstanding were the same. There were no outstanding common stock equivalents as of December 31, 2020 or 2019. Non-vested restricted stock is included in outstanding shares at the time of grant.

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”), revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the Company satisfies a performance obligation. Lease related revenue is excluded from Topic 606. The following summary details the Company’s revenue and the related timing of revenue recognition.

Real Estate Revenue

Revenue from real estate sales, including homesites, commercial properties, operating properties and rural or timberland, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. If a performance obligation is not yet substantially complete when title transfers to the buyer, the revenue associated with the incomplete performance obligation is deferred until completed.

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of parcels of entitled or undeveloped land; (iii) a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (iv) the sale of tap and impact fee credits; (v) marketing fees and (vi) other fees on certain transactions.

Estimated homesite residuals and certain estimated fees are recognized as revenue at the point in time of sale to homebuilders, subject to constraints, and any change in material circumstances from the estimated amounts are updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the years ended December 31, 2020, 2019 and 2018, real estate revenue includes $1.9 million, $2.5 million and $1.0 million, respectively of estimated homesite residuals and $1.9 million, $2.3 million and $1.1 million, respectively of certain estimated fees related to homebuilder homesite sales.

Hospitality Revenue

The Company’s hospitality operations generate revenue from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees.

F 17

Clubs – Club operations include the Company’s golf courses, beach club, N850J aircraft and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales. Daily play at the golf courses, merchandise sales, charter flights and food and beverage sales are recognized at the point of sale. Club membership revenue consists of monthly dues, which are recognized monthly over time as access is provided for the period, non-refundable initiation fees that are deferred and recognized ratably over time, which is the estimated membership period and membership reservations that are recognized at the point in time when certain performance obligations are met.

Hotel Operations, Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services – Hotel operations, food and beverage operations, short-term vacation rentals and other management services generate revenue from (i) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (ii) management of The Pearl Hotel, (iii) short-term vacation rentals, (iv) food and beverage operations and (v) merchandise sales. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Revenue generated from the Company’s management services are recognized over time as time elapses and the Company’s performance obligations are met. The short-term vacation rentals owned by the Company generate revenue from rental fees, which are recognized at the point of sale. The Company’s food and beverage operations and retail outlets generate revenue from food and beverage sales and merchandise sales, which are recognized at the point of sale.

Other Hospitality Operations – Other hospitality operations include the WaterColor retail store, marinas and The Powder Room. Other hospitality operations generate revenue from merchandise sales, fuel sales and service fees, which are recognized at the point of sale.

Leasing Revenue

Leasing revenue is excluded from Topic 606 and consists of rental revenue from multi-family, retail, office and commercial property and other assets, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate nonlease components from lease components and, instead, accounts for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under Topic 606. Nonlease components primarily include common area maintenance. Leasing revenue includes properties located in the Company’s Beckrich Office Park, consolidated Pier Park North JV, Pier Park Crossings JV and Pier Park Crossings II JV, as well as the Company’s industrial park, VentureCrossings and other properties.

Leasing revenue within the forestry segment consists primarily of hunting leases, which is recognized as income over the term of each lease. The Company’s marinas generate revenue from boat slip rentals recognized over the term of the lease. See Note 8. Leases for additional information related to leases.

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

F 18

accordingly. The buyer pays the full purchase price when the contract is signed and the Company does not have any additional performance obligations.

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$74,137	$—	$11,689	$1,801	$87,627
Hospitality revenue	412	47,366	—	—	47,778
Leasing revenue	166	8	18,645	—	18,819
Timber revenue	—	—	6,331	—	6,331
Total revenue	$74,715	$47,374	$36,665	$1,801	$160,555

Timing of Revenue Recognition:
Recognized at a point in time	$74,549	$36,262	$18,020	$1,801	$130,632
Recognized over time	—	11,104	—	—	11,104
Over lease term	166	8	18,645	—	18,819
Total revenue	$74,715	$47,374	$36,665	$1,801	$160,555

	Year Ended December 31, 2019
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$41,055	$—	$19,477	$956	$61,488
Hospitality revenue	496	45,616	—	—	46,112
Leasing revenue	35	104	15,442	—	15,581
Timber revenue	—	—	3,904	—	3,904
Total revenue	$41,586	$45,720	$38,823	$956	$127,085

Timing of Revenue Recognition:
Recognized at a point in time	$41,551	$35,894	$23,381	$956	$101,782
Recognized over time	—	9,722	—	—	9,722
Over lease term	35	104	15,442	—	15,581
Total revenue	$41,586	$45,720	$38,823	$956	$127,085

	Year Ended December 31, 2018
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue (a)	$42,761	$—	$6,608	$2,814	$52,183
Hospitality revenue	397	38,339	—	—	38,736
Leasing revenue	—	1,237	12,490	—	13,727
Timber revenue	108	—	5,522	—	5,630
Total revenue	$43,266	$39,576	$24,620	$2,814	$110,276

Timing of Revenue Recognition:
Recognized at a point in time	$43,266	$30,068	$12,130	$2,814	$88,278
Recognized over time	—	8,271	—	—	8,271
Over lease term	—	1,237	12,490	—	13,727
Total revenue	$43,266	$39,576	$24,620	$2,814	$110,276
(a)	Residential real estate revenue includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 18. RiverTown Impact Fees.

F 19

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued ASU 2016-13 that required a financial asset measured at amortized cost to be presented at the net amount expected to be collected and required that credit losses from available-for-sale debt securities be presented as an allowance for credit loss. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset. In November 2018, the FASB issued ASU 2018-19, which clarified that impairment of receivables from operating leases should be accounted for using lease guidance. In April 2019, the FASB issued ASU 2019-04, which clarified and improved ASU 2016-13. In May 2019, the FASB issued ASU 2019-05, which provided an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. In November 2019, the FASB issued ASU 2019-11, which provided codification improvements to clarify narrow-scope issues of ASU 2016-13.

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

Codification Improvements to Financial Instruments

In March 2020, the FASB issued ASU 2020-03 which made narrow-scope improvements to various aspects of financial instruments guidance. The standard was effective immediately for certain amendments and for fiscal years beginning after December 15, 2019. The implementation of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12 which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations and cash flows.

Investments - Equity Securities, Investments - Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01 which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments - Equity Securities and Topic 323, Investments - Equity Method and Joint Ventures. The new guidance will be effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its financial condition, results of operations and cash flows.

F 20

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04 that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01 that clarifies that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance is effective immediately through December 31, 2022. There is no current impact to the Company from this guidance and the Company is evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10 that improves consistency by including all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification. The amendments in this ASU should be applied retrospectively. This new guidance is effective for annual periods beginning after December 15, 2020. The adoption of this guidance is not expected to have an impact on the Company’s financial condition, results of operations and cash flows and the Company does not expect a material impact on the disclosures to the financial statements.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	December 31,	December 31,
	2020	2019
Development property:
Residential	$116,911	$115,384
Hospitality	51,113	12,229
Commercial	123,389	103,326
Other	2,691	2,631
Total development property	294,104	233,570

Operating property:
Residential	13,254	11,985
Hospitality	103,687	94,838
Commercial	216,439	164,589
Other	129	50
Total operating property	333,509	271,462
Less: Accumulated depreciation	75,960	74,256
Total operating property, net	257,549	197,206
Investment in real estate, net	$551,653	$430,776

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential includes residential communities such as Watersound Origins, SouthWood, WindMark Beach, as well as other communities. Hospitality development property consists of land, construction costs, development costs and improvements primarily related to the Pier Park Resort Hotel JV, Camp Creek Lifestyle Village amenity center, Homewood Suites by Hilton hotel in Panama City Beach, Florida, The Lodge 30A JV hotel and a Hilton Garden Inn near the Northwest Florida Beaches International Airport, as well as other properties. Commercial development property primarily consists of land, construction costs and development costs for commercial, multi-family, senior living and industrial uses, including the Watercrest JV, Watersound Origins Crossings JV, Watersound Town Center, land holdings

F 21

near the Northwest Florida Beaches International Airport and Port of Port St. Joe as well as other properties. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes the following components:

	December 31,	December 31,
	2020	2019
Land and land improvements	$97,031	$83,995
Buildings and building improvements	223,095	174,712
Timber	13,383	12,755
	333,509	271,462
Less: Accumulated depreciation	75,960	74,256
Total operating property, net	$257,549	$197,206

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, The Powder Room, golf courses, a beach club and certain vacation rental properties. Commercial operating property includes property developed or purchased by the Company and used for retail, multi-family and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV, Pier Park Crossings II JV and Beckrich Office Park as well as other properties. Commercial operating property also includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

Depreciation expense related to real estate investments was $8.3 million, $6.8 million and $6.0 million in 2020, 2019 and 2018, respectively. Depletion and amortization expense related to the Company’s timber operations was $0.4 million, $0.3 million and $0.5 million in 2020, 2019 and 2018, respectively.

4. Joint Ventures

The Company enters into real estate JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. The Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV as borrower. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Other Assets, Note 11. Debt, Net and Note 21. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

The Lodge 30A JV

30A Greenway Hotel, LLC was created in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel in Seagrove Beach, Florida. The JV parties are working together to develop and construct the hotel. The hotel is located on Scenic County Highway 30A on land that was contributed to the JV by the Company’s

F 22

JV partner. As of December 31, 2020, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020.

Pier Park Resort Hotel JV

Pier Park Resort Hotel, LLC was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct a 255 room hotel. The hotel is located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020.

Pier Park Crossings II JV

Pier Park Crossings Phase II LLC was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 120 unit apartment community was completed in December 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2020 and 2019, the Company owned a 75.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

Watersound Closings JV

Watersound Closings & Escrow, LLC, formerly Reliant Title and Closing Services, LLC, was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2020 and 2019, the Company owned a 58.0% and 66.0%, respectively, interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

Watercrest JV

SJWCSL, LLC was created in May 2019, when the Company entered into a JV agreement to develop and operate a new senior living community in Santa Rosa Beach, Florida. Construction of the 107 unit community was completed in the fourth quarter of 2020. Subsequent to December 31, 2020, the AHCA issued a license for the facility, which allowed operations and initial resident occupancy to begin. The community is located on land that was contributed to the JV by the Company. As of December 31, 2020 and 2019, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

F 23

Watersound Origins Crossings JV

Origins Crossings, LLC was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct the remaining 199 units of the 217 unit apartment community. The community is located on land near the entrance to the Watersound Origins residential community, which was contributed to the JV by the Company. As of December 31, 2020 and 2019, the Company owned a 75.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

Pier Park Crossings JV

Pier Park Crossings LLC was created in April 2017, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 240 unit apartment community was completed in the first quarter of 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of December 31, 2020 and 2019, the Company owned a 75.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2020 and 2019, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV s partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2020 and 2019.

Windmark JV

Through September 2019, the Company owned a 49.0% interest in Windmark JV, LLC (the “Windmark JV”). During September 2019, the Windmark JV distributed property to the two other JV members and a wholly-owned subsidiary of the Company purchased the property from the two other members for a total consideration of $11.6 million and, as a result, the Company now owns 100.0% of the WindMark Beach project.

F 24

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2020	2019
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$24,288	$791
Pier Park TPS JV	2,149	3,083
Sea Sound Apartments JV	10,348	—
Busy Bee JV	1,180	1,210
Total investment in unconsolidated joint ventures	$37,965	$5,084

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (a)	$3,297	$—
Sea Sound Apartments JV	8,789	—
Pier Park TPS JV	14,388	6,791
Busy Bee JV	6,614	1,451
Total outstanding debt of unconsolidated JVs (b)	$33,088	$8,242
(a)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(b)	See Note 21. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in loss from unconsolidated affiliates:

	Year Ended December 31,
	2020	2019	2018
Equity in loss from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$(524)	$(71)	$—
Pier Park TPS JV	(112)	(6)	—
Busy Bee JV	(30)	—	—
Total equity in loss from unconsolidated affiliates	$(666)	$(77)	$—

Latitude Margaritaville Watersound JV

LMWS, LLC was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community. The sales center and 13 model homes are currently under construction. In addition, homesite infrastructure for the initial neighborhoods including models is underway, with site development of 629 homesites. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements equals $35.0 million. As of December 31, 2020, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV includes $6.7 million of cash contributions and $16.6 million for the present value of the land contribution. As of December 31, 2020, the Company’s JV partner contributed $6.7 million of cash. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of December 31, 2020, the Company completed $1.8 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-

F 25

alone selling prices of the land and agreed upon improvements. The Latitude Margaritaville Watersound JV community is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2020 and 2019, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards operations and the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements will be returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company has provided interest-bearing financing in the form of a revolving promissory note to the Latitude Margaritaville Watersound JV to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 21. Commitments and Contingencies for additional information related to the guaranty by the Company.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	December 31,	December 31,
	2020	2019
BALANCE SHEETS:
Investment in real estate (a)	$18,255	$1,116
Cash and cash equivalents	1,603	525
Other assets	136	—
Total assets	$19,994	$1,641

Debt, net	$2,844	$—
Other liabilities	1,794	58
Equity	15,356	1,583
Total liabilities and equity	$19,994	$1,641
(a)	As of December 31, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $1.8 million.

	Year Ended December 31,
	2020	2019
STATEMENTS OF OPERATIONS:
Total expenses	$1,005	$142
Net loss	$(1,005)	$(142)

Sea Sound Apartments JV

FDSJ Eventide, LLC was created in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300 unit apartment community in Panama City Beach, Florida. The community is located near the Breakfast Point residential community on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during 2020 the Company contributed mitigation bank credits of $0.4 million and cash of $4.9 million and the JV partner contributed $6.9 million of cash. The project is currently under development with no income or loss impacting the consolidated statements of income for the year ended December 31, 2020. As of December 31, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the

F 26

equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of December 31, 2020, $8.8 million was outstanding on the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

December 31,
2020
BALANCE SHEET:
Investment in real estate	$29,085
Cash and cash equivalents	15
Total assets	$29,100

Debt, net	$8,378
Other liabilities	3,439
Equity	17,283
Total liabilities and equity	$29,100

Pier Park TPS JV

Pier Park TPS, LLC was created in April 2018. The Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel opened in May 2020 and is located on land in the Pier Park area that the Company contributed to the JV in January 2019, with a fair value of $1.7 million. As of December 31, 2020, the Company contributed $1.3 million of cash and mitigation bank credits of $0.1 million and the Company’s JV partner contributed $3.1 million of cash. As of December 31, 2020 and 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 21. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	December 31,	December 31,
	2020	2019
BALANCE SHEETS:
Property and equipment, net	$17,946	$14,775
Cash and cash equivalents	1,705	51
Other assets	483	12
Total assets	$20,134	$14,838

Debt, net	$14,090	$6,480
Other liabilities	1,745	2,193
Equity	4,299	6,165
Total liabilities and equity	$20,134	$14,838

F 27

	Year Ended December 31,
	2020	2019	2018
STATEMENTS OF OPERATIONS:
Total revenue	$2,338	$—	$—

Expenses:
Cost of revenue	1,209	—	—
Other operating expenses	161	—	—
Depreciation and amortization	962	—	—
Total expenses	2,332	—	—
Operating income	6	—	—
Interest expense	(230)	(13)	—
Net loss	$(224)	$(13)	$—

Busy Bee JV

SJBB, LLC was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The project is located on land that the Company contributed to the JV in July 2019. Construction of the fuel station and convenience store was completed in June 2020. The investment in the unconsolidated JV of $1.2 million as of December 31, 2020 and 2019 includes $1.4 million for the fair value of land contributed by the Company, which was offset by a $0.2 million note receivable from the JV partner. As of December 31, 2020, the Company’s JV partner contributed $1.2 million of cash. As of December 31, 2020 and 2019, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 21. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	December 31,	December 31,
	2020	2019
BALANCE SHEETS:
Property and equipment, net	$8,466	$3,886
Cash and cash equivalents	227	36
Other assets	717	28
Total assets	$9,410	$3,950

Debt, net	$6,532	$1,349
Other liabilities	506	181
Equity	2,372	2,420
Total liabilities and equity	$9,410	$3,950

F 28

	Year Ended December 31,
	2020	2019
STATEMENTS OF OPERATIONS:
Total revenue	$5,846	$—

Expenses:
Cost of revenue	4,364	—
Other operating expenses	1,057	—
Depreciation and amortization	229	—
Total expenses	5,650	—
Operating income	196	—
Other expense:
Interest expense	(99)	—
Other expense, net	(145)	—
Total other expense	(244)
Net loss	$(48)	$—

ALP

Through November 2018, the Company was a partner in ALP Liquidating Trust (“ALP”) and beneficially owned 23.9% of ALP’s outstanding beneficial interest units, for which the Company had no basis. In November 2018, the Company received a final distribution of $2.2 million, which is recorded in other income, net on the consolidated statements of income.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$47,986	$5	$—	$47,991
Corporate debt securities	60	—	—	60
	48,046	5	—	48,051
Restricted investments:
Short-term bond	1,160	11	—	1,171
	1,160	11	—	1,171
	$49,206	$16	$—	$49,222

F 29

	December 31, 2019
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
Corporate debt securities	$178	$—	$(125)	$53
	178	—	(125)	53
Restricted investments:
Short-term bond	2,239	11	—	2,250
Money market fund	114	—	—	114
	2,353	11	—	2,364
	$2,531	$11	$(125)	$2,417

During 2020, net realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, proceeds from the maturity of available-for-sale securities were $11.0 million and purchases of available-for-sale securities were $58.9 million. During 2019, net realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $4.0 million, proceeds from the maturity of available-for-sale securities were $7.0 million and purchases of available-for-sale securities were $0.1 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	December 31, 2020				December 31, 2019
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
Corporate debt securities	$—	$—	$—	$—	$—	$—	$53	$125

As of December 31, 2020, the Company did not have unrealized losses related to investments – debt securities. The Company had unrealized losses of $0.1 million as of December 31, 2019 related to corporate debt securities.

The amortized cost and estimated fair value of investments – debt securities and restricted investments classified as available-for-sale, by contractual maturity are shown in the following table.

	December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$48,046	$48,051
Restricted investments	1,160	1,171
	$49,206	$49,222

Investments – Equity Securities

As of December 31, 2020 and 2019, investments – equity securities included $2.6 million and $9.7 million, respectively, of preferred stock investments recorded at fair value. During 2020, 2019 and 2018 the Company had net unrealized losses on investments – equity securities of $4.7 million, $5.3 million and $3.0 million respectively, which were included within investment income, net on the consolidated statements of income.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any

F 30

compensation for services as the Company’s investment advisor. As of December 31, 2020, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 44.89% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Pursuant to the terms of the Investment Management Agreement, as amended, with the Company, FCM agreed to supervise and direct the investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that, as of the date of any investment: (i) no more than 15% of the investment account may be invested in securities of any one issuer (excluding the U.S. Government), (ii) any investment in any one issuer (excluding the U.S. Government) that exceeds 10% of the investment account, but not 15%, requires approval by a second member of the Company’s Board, (iii) 25% of the investment account must be held in cash and cash equivalents, (iv) the investment account is permitted to be invested in common equity securities; however, common stock investments shall be limited to exchange-traded common equities, shall not exceed 5% ownership of a single issuer and, cumulatively, the common stock held in the Company’s investment portfolio shall not exceed $100.0 million market value and (v) the aggregate market value of investments in common stock, preferred stock or other equity investments cannot exceed 25% of the market value of the Company’s investment portfolio at the time of purchase. See Note 22. Subsequent Events for information regarding the Amended Investment Management Agreement dated February 23, 2021.

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,973	$—	$—	$10,973
U.S. Treasury Bills	78,991	—	—	78,991
	89,964	—	—	89,964

Investments - debt securities:
U.S. Treasury Bills	47,991	—	—	47,991
Corporate debt securities	—	60	—	60
	47,991	60	—	48,051

Investments - equity securities:
Preferred stock	—	2,623	—	2,623
	—	2,623	—	2,623

Restricted investments:
Short-term bond	1,171	—	—	1,171
	1,171	—	—	1,171
	$139,126	$2,683	$—	$141,809

F 31

	December 31, 2019
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$21,043	$—	$—	$21,043
Commercial paper	138,220	—	—	138,220
U.S. Treasury Bills	6,990	—	—	6,990
	166,253	—	—	166,253

Investments - debt securities:
Corporate debt securities	—	53	—	53
	—	53	—	53

Investments - equity securities:
Preferred stock	—	9,746	—	9,746
	—	9,746	—	9,746

Restricted investments:
Short-term bond	2,250	—	—	2,250
Money market fund	114	—	—	114
	2,364	—	—	2,364
	$168,617	$9,799	$—	$178,416

Money market funds, commercial paper, U.S. Treasury Bills and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds, commercial paper and short-term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

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

Restricted investments are included within other assets on the consolidated balance sheets and include certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) plan in December 2014. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2020 and 2019, the assets held in the suspense account were invested in a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. As of December 31, 2019, the assets held in the suspense account were also invested in Vanguard Money Market Funds, which invest in short-term, high quality securities or short-term U.S. government securities and seek to provide current income and preserve shareholders’ principal investment. The Vanguard Money Market Funds and Vanguard Short-Term Bond Fund are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee is responsible for investing decisions and allocation decisions of the suspense account. See Note 17. Employee Benefit Plan.

F 32

Liabilities measured at fair value on a recurring basis are as follows:

		December 31, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,172	$—	$1,172
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	821	—	821
		$—	$1,993	$—	$1,993

		December 31, 2019
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$336	$—	$336
		$—	$336	$—	$336

In June 2019 the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million. As of December 31, 2020 and 2019, the interest rate swap was recorded at its estimated fair value, based on level 2 measurements, of $1.2 million and $0.3 million, respectively, and is included within other liabilities on the consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive (loss) income into interest expense during 2020 or 2019. See Note 11. Debt, Net for additional information.

In January 2019 the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method, entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt of $14.4 million. As of December 31, 2020, the interest rate swap was recorded at the Company’s proportionate share of its estimated fair value, based on Level 2 measurements, of $0.8 million and is included within investment in unconsolidated joint ventures on the consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive (loss) income into equity in loss from unconsolidated affiliates during 2020. See Note 21. Commitments and Contingencies for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets and operations of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2020, 2019 or 2018. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed

F 33

for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. During 2020 and 2019 the Company did not record any impairment charges related to long-lived assets. During 2018, the Company recorded impairment charges of $0.1 million included in cost of hospitality revenue, related to non-strategic hospitality assets.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2020			December 31, 2019
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$5,759	$6,363	1	$6,382	$6,712	1
Liabilities
Debt
Fixed-rate debt	$114,125	$116,509	2	$89,969	$92,276	2
Variable-rate debt	47,293	47,293	2	4,538	4,538	2
Total debt	$161,418	$163,802		$94,507	$96,814
Senior Notes held by SPE	$177,289	$216,363	3	$177,026	$204,347	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including the $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2020, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $5.7 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2020 consist of $177.3 million, net of the $2.7 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however the Company’s Bay Point Marina in Bay County and Port St. Joe

F 34

Marina in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and will remain closed during the reconstruction of significant portions of these assets, which is currently underway.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences are likely to exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During both 2020 and 2019, $1.3 million of insurance proceeds were received related to business interruption insurance, included within cost of hospitality revenue on the consolidated statements of income. During 2020, $0.7 million of business interruption insurance proceeds were received related to Pier Park Crossings JV, included within cost of leasing revenue on the consolidated statements of income. Costs incurred due to business interruption, primarily at the marinas, are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will incur costs for employee retention and property maintenance.

During 2020, 2019 and 2018, the Company incurred loss from hurricane damage of $1.1 million, $2.7 million and $8.6 million, respectively, for loss on disposal of assets, timber loss and additional hurricane related items. During 2020, 2019 and 2018 the Company recognized $0.7 million, $5.3 million and $7.2 million, respectively, of gain on insurance recovery. The loss from hurricane damage and gain on insurance recovery were recorded in other income, net on the consolidated statements of income.

8. Leases

Leasing revenue consists of rental revenue from multi-family, retail, office and commercial property and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Year Ended December 31,
	2020	2019	2018
Leasing revenue
Lease payments	$14,710	$11,637	$10,660
Variable lease payments	4,109	3,944	3,067
Total leasing revenue	$18,819	$15,581	$13,727

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2020, for the years ending December 31 are:

2021	$14,820
2022	11,204
2023	8,967
2024	7,505
2025	5,076
Thereafter	14,656
$62,228

As of December 31, 2020, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and

F 35

operating lease right-of-use assets are included within other assets on the consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Prior to the adoption ASU 2016-02, Leases on January 1, 2019 lease assets and liabilities for operating leases were not recognized. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Year Ended December 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$57	$40
Interest on lease liability	11	9
Operating lease cost	289	238
Short-term lease cost	1,016	721
Total lease cost	$1,373	$1,008

Other information
Weighted-average remaining lease term - finance lease (in years)	3.9	4.2
Weighted-average remaining lease term - operating leases (in years)	3.9	3.1
Weighted-average discount rate - finance lease	5.0%	5.0
Weighted-average discount rate - operating leases	4.9%	5.0

The aggregate payments of finance lease liability subsequent to December 31, 2020, for the years ending December 31 are:

2021	$94
2022	94
2023	94
2024	47
2025	12
Total	341
Less imputed interest	(25)
Total finance lease liability	$316

The aggregate payments of operating lease liabilities subsequent to December 31, 2020, for the years ending December 31 are:

2021	$256
2022	201
2023	158
2024	88
2025	37
Thereafter	281
Total	1,021
Less imputed interest	(213)
Total operating lease liabilities	$808

F 36

9. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2020	2019
Restricted investments	$1,171	$2,364
Accounts receivable, net	10,791	6,957
Homesite sales receivable	5,675	5,211
Notes receivable, net	10,877	3,252
Income tax receivable	—	2,843
Inventory	2,026	1,384
Prepaid expenses	7,135	6,592
Straight-line rent	3,174	3,292
Operating lease right-of-use assets	808	691
Other assets	5,743	4,331
Retained interest investments	12,905	12,214
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$63,243	$52,069

Restricted Investments

The Company’s restricted investments are related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated balance sheets until they are allocated to current or future 401(k) plan participants within the next year. See Note 17. Employee Benefit Plan.

Accounts Receivable, Net

As of December 31, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. As of December 31, 2019, allowance for doubtful accounts receivable was $0.3 million. During 2020, allowance for credit losses related to accounts receivable, net decreased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	December 31, 2020
Homesite sales receivable	$5,211	$3,854	$(3,390)	$5,675

F 37

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2019	for Homesites Sold	Received/Transferred	December 31, 2019
Homesite sales receivable	$2,977	$4,755	$(2,521)	$5,211

Notes Receivable

Notes receivable consist of the following:

	December 31,	December 31,
	2020	2019
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at rates of 5.5% to 6.3% , due June 2021 through December 2022	$7,544	$2,598
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	2,714	—
Interest bearing notes with JV partners, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039 through July 2039	556	569
Various mortgage notes, secured by certain real estate, bearing interest at rates of 6.4% to 6.5%, due December 2022 through November 2023	63	85
Total notes receivable, net	$10,877	$3,252

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes and the need for an allowance for credit losses at each reporting date. As of December 31, 2020, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of December 31, 2019, there was no allowance for doubtful notes receivable. As of both December 31, 2020 and 2019, accrued interest receivable related to notes receivable was $0.2 million, which is included within other assets on the consolidated balance sheets.

In June 2020, the Company entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV Note was provided to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2020 and 2019. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.4 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $12.9 million and $12.2 million as of December 31, 2020 and 2019, respectively, recorded in other assets on the Company’s consolidated balance sheets.

F 38

10. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2020	2019
Railroad and equipment	$33,626	$33,626
Furniture and fixtures	22,601	24,062
Machinery and equipment	13,502	11,100
Office equipment	4,607	5,920
Autos, trucks and aircraft	6,240	6,274
	80,576	80,982
Less: Accumulated depreciation	60,433	63,223
	20,143	17,759
Construction in progress	703	1,259
Total property and equipment, net	$20,846	$19,018

Depreciation expense on property and equipment was $4.0 million, $3.2 million and $2.4 million in 2020, 2019 and 2018, respectively.

F 39

11. Debt, Net

Debt consists of the following:

	December 31, 2020			December 31, 2019
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$44,568	$314	$44,254	$45,514	$380	$45,134
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	36,084	1,079	35,005	34,610	1,087	33,523
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	27,179	351	26,828	2,868	454	2,414
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% (effective rate of 2.3% at December 31, 2020)	18,066	284	17,782	—	—	—
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.3% (effective rate of 2.4% at December 31, 2020)	15,921	198	15,723	—	—	—
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,294	—	6,294	6,977	—	6,977
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2020)	5,421	59	5,362	—	—	—
Airport Hotel Loan, due March 2025, bearing interest at LIBOR plus 2.0%, with a floor rate of 3.0% (effective rate of 3.0% at December 31, 2020)	3,548	168	3,380	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2020)	1,545	17	1,528	1,594	20	1,574
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2020)	1,458	12	1,446	1,535	14	1,521
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2020)	1,334	21	1,313	1,409	23	1,386
Total debt	$161,418	$2,503	$158,915	$94,507	$1,978	$92,529

In October 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest payments with a final balloon payment at maturity. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings or upon breach of covenants in the security instrument.

F 40

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

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan to finance the construction of apartments in Watersound, Florida. The Watersound Origins Crossings JV Loan provides for interest only payments for the first thirty months and principal and interest payments thereafter with a final balloon payment at maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In October 2019, the Pier Park Crossings II JV entered into a $17.5 million loan to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In June 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living community in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.37%.

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $15.8 million and $17.8 million at December 31, 2020 and 2019, respectively. The Company pays interest on this total outstanding CDD debt.

In August 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan to finance the construction of a Hilton Garden Inn near the Northwest Florida Beaches International Airport in Panama City, Florida. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest

F 41

payments thereafter with a final balloon payment at maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

In May 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million construction loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for monthly principal and interest payments with a final balloon payment at maturity in May 2029. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan.

In March 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million construction loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Construction Loan”). The Pier Park Outparcel Construction Loan provides for principal and interest payments with a final balloon payment at maturity in March 2027. The Pier Park Outparcel Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.

In February 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million construction loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Construction Loan”). The WaterColor Crossings Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in February 2029. The WaterColor Crossings Construction Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the WaterColor Crossings Construction Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Construction Loan.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. As of December 31, 2020, there was no principal balance and the JV had incurred $1.1 million of loan costs related to the Pier Park Resort Hotel JV Loan.

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million construction loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. The Breakfast Point Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in November 2042. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. As of December 31, 2020, there was no principal balance and the Company had incurred $0.2 million of loan costs related to the Breakfast Point Hotel Loan.

In November 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million construction loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. The Self-Storage Facility Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in November 2025. The Self-Storage Facility Loan is secured by the real property,

F 42

assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. The Company’s liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. As of December 31, 2020, there was no principal balance and the Company had incurred $0.1 million of loan costs related to the Self-Storage Facility Loan.

The Company’s financing agreements are subject to various customary debt covenants and as both of December 31, 2020 and 2019 the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to December 31, 2020 are:

December 31,
2020
2021	$2,605
2022	3,402
2023	3,750
2024	44,993
2025	45,903
Thereafter	60,765
$161,418

12. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Accounts payable	$25,376	$16,207
Finance lease liability	316	204
Operating lease liabilities	808	691
Accrued compensation	3,337	3,151
Other accrued liabilities	6,892	3,277
Deferred revenue	16,632	18,972
Club initiation fees	10,716	6,917
Club membership deposits	3,764	3,985
Advance deposits	1,344	946
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$72,035	$57,200

Accounts payable as of December 31, 2020 and 2019 includes payables for projects under development and construction.

Deferred revenue as of December 31, 2020 and 2019 includes $11.5 million and $12.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

F 43

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

Club Initiation Fees
Balance as of January 1, 2020	$6,917
New club memberships	6,268
Revenue from amounts included in contract liability opening balance	(2,062)
Revenue from current period new memberships	(407)
Balance as of December 31, 2020	$10,716

Club Initiation Fees
Balance as of January 1, 2019	$5,676
New club memberships	3,083
Revenue from amounts included in contract liability opening balance	(1,553)
Revenue from current period new memberships	(289)
Balance as of December 31, 2019	$6,917

Remaining performance obligations represent contracted revenue that has not been recognized, which include club initiation fees. As of December 31, 2020 remaining performance obligations were $10.7 million, of which the Company expects to recognize as revenue $2.6 million in less than 1 year, $4.5 million in 1-3 years, $3.0 million in 3-5 years and $0.6 million after 5 years.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

13. Income Taxes

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$5,146	$1,070	$4,305
State	—	—	—
Total	5,146	1,070	4,305
Deferred:
Federal	6,321	5,903	488
State	2,203	2,474	(5,529)
Total	8,524	8,377	(5,041)
Income tax expense (benefit)	$13,670	$9,447	$(736)

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2020	2019	2018
Income tax expense (benefit)	$13,670	$9,447	$(736)
Income tax recorded in accumulated other comprehensive loss
Income tax (benefit) expense	(386)	116	685
Total income tax expense (benefit)	$13,284	$9,563	$(51)

F 44

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2020, 2019 and 2018 to pre-tax income as a result of the following:

	Year Ended December 31,
	2020	2019	2018
Tax at the statutory federal rate	$12,385	$7,607	$6,643
State income taxes (net of federal benefit)	2,203	1,477	1,392
Decrease in valuation allowance, net	—	—	(4,993)
Decrease in uncertain tax positions	—	—	(2,165)
Change in US and State tax rates	—	1,006	(1,035)
Income tax credits	(454)	—	—
Benefit of Qualified Opportunity Zone investment	(161)	(561)	—
Dividend received deduction	(33)	(188)	(322)
Other permanent items	(270)	106	(256)
Total income tax expense (benefit)	$13,670	$9,447	$(736)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
State net operating loss carryforwards	$13,355	$14,316
Impairment losses	33,660	36,751
Prepaid income from land sales	3,812	3,180
Capitalized costs	2,851	2,468
Reserves and accruals	1,586	1,672
Unrealized losses on investments	3,403	2,282
Other	765	765
Total gross deferred tax assets	59,432	61,434
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	5,929	4,000
Deferred gain on land sales and involuntary conversions	29,101	24,956
Installment sales	83,337	83,275
Pension Plan assets transferred to the 401(k) plan	287	580
Other	1,693	1,431
Total gross deferred tax liabilities	120,347	114,242
Net deferred tax liabilities	$(60,915)	$(52,808)

As of December 31, 2020 and 2019, the Company had state net operating loss carryforwards of $304.0 million and $341.4 million, respectively. As of December 31, 2020, the Company had $2.3 million of federal net operating loss carryforwards and no federal net operating loss carryforwards as of December 31, 2019. The federal net operating loss carryforwards as of December 31, 2020 are applicable to a specific QOF entity of the Company and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2029. As of December 31, 2020, the Company had income tax payable of $2.7 million, included within other liabilities on the consolidated balance sheets. As of December 31, 2019, the Company had an income tax receivable of $2.8 million, included in other assets on the consolidated balance sheets that included a federal AMT credit receivable of $2.2 million, which was converted to a tax deposit and partially utilized on the federal income tax return filed for the tax year ended December 31, 2019.

On September 12, 2019, the Florida Department of Revenue announced that the corporate income tax rate for tax years 2019, 2020, and 2021 was reduced from 5.5% to 4.5%. As a result, the Company has recorded $1.0 million of

F 45

income tax expense during 2019 to adjust its deferred tax balances due to the impact on the Company’s existing Florida net operating loss carryforward in addition to other temporary differences.

In general, a valuation allowance is recorded if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. In 2018, the Company reassessed its need for a valuation allowance by evaluating all available evidence, including but not limited to historical and projected pre-tax income. Based on this assessment, the Company determined it had the ability to fully realize the future benefit of its net operating loss carryforward and released the valuation allowance in full resulting in a $5.0 million tax benefit in 2018.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of December 31, 2020, 2019 and 2018. During 2018, the Company recognized a $2.1 million income tax benefit due to the expiration of the statute of limitations for the tax year covering the previously unrecognized tax benefits. There were no penalties required to be accrued as of December 31, 2020 and 2019. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating loss carryovers and carrybacks incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020, a part of the Consolidated Appropriations Act, 2021, was enacted also in response to the COVID-19 pandemic. This legislation provided extensions on several federal tax credits and the expansion of the Employee Retention Credit, in addition to many other provisions. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

The Company is currently open to examination by taxing authorities for the years ended December 31, 2017 through 2019.

F 46

14. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized (Loss) Gain	Unrealized Loss
	on Available-for-	Cash Flow
	Sale Securities	Hedge	Total
Accumulated other comprehensive loss at December 31, 2018	$(674)	$—	$(674)
Other comprehensive income (loss) before reclassifications	642	(251)	391
Amounts reclassified from accumulated other comprehensive loss	(52)	—	(52)
Other comprehensive income (loss)	590	(251)	339
Accumulated other comprehensive loss at December 31, 2019	$(84)	$(251)	$(335)
Other comprehensive income (loss) before reclassifications	103	(1,237)	(1,134)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Other comprehensive income (loss)	100	(1,237)	(1,137)
Accumulated other comprehensive income (loss) at December 31, 2020	$16	$(1,488)	$(1,472)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Year Ended December 31, 2020
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$130	$(33)	$97
Unrealized gain on restricted investments	8	(2)	6
Interest rate swap	(836)	212	(624)
Interest rate swap - unconsolidated affiliate	(821)	208	(613)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(1,523)	386	(1,137)
Other comprehensive loss	$(1,523)	$386	$(1,137)

	Year Ended December 31, 2019
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$842	$(214)	$628
Unrealized gain on restricted investments	18	(4)	14
Interest rate swap	(336)	85	(251)
Reclassification adjustment for net gain included in earnings	(69)	17	(52)
Net unrealized gain	455	(116)	339
Other comprehensive income	$455	$(116)	$339

15. Stockholders’ Equity

Stock Repurchase Program

The Company’s Board approved a Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the years ended December 31, 2020 and 2019, the Company repurchased 532,034 and 1,263,159 shares, respectively, of its common stock at an average purchase price of $16.54 and $16.59, per share, respectively, for an aggregate purchase price of $8.8 million and $20.8 million, respectively, pursuant to its Stock Repurchase Program. As of December 31, 2020, the Company had a total authority of $77.4 million available for purchase of shares of its

F 47

common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2020, the Company retired 532,034 shares of treasury stock at a value of $8.8 million. In December 2019, the Company retired 1,263,159 shares of treasury stock at a value of $20.8 million.

Dividends

During the fourth quarter of 2020, the Company paid a cash dividend of $0.07 per share on the Company’s common stock for a total of $4.1 million. The Company did not pay cash dividends during the years ended December 31, 2019 or 2018.

Issuance of Common Stock for Director’s Fees

During the year ended December 31, 2020, the Company did not issue any common stock for director’s fees. On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

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

For each of the years ended December 31, 2020, 2019 and 2018, the Company recorded expense of $0.1 million, related to restricted stock awards to the Company’s directors.

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

F 48

16. Stock Based Compensation

The Company’s 2015 Plan offers a stock incentive plan whereby awards are granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. As of December 31, 2020, 1,463,543 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in other operating and corporate expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2020	2019	2018
Stock compensation expense before tax benefit	$45	$77	$71
Income tax benefit	(11)	(19)	(19)
	$34	$58	$52

In 2019 and 2018, the Company granted 5,708 and 2,778 shares, respectively, of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 5,708 and 2,778 and 5,334 vested during the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, there were no unvested restricted stock units outstanding. The weighted average grant date fair value of restricted stock units during 2019 and 2018 were $17.52 and $18.00, respectively. The total fair values of restricted stock units that vested were $0.1 million during each 2020, 2019 and 2018.

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

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company has retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account are included in the Company’s consolidated financial statements until they are allocated to participants. As of December 31, 2020 and 2019, the fair value of these assets was recorded in other assets on the Company’s consolidated balance sheets and were $1.2 million and $2.4 million, respectively.

The Company expenses the fair value of the assets at the time the assets are allocated to participants, which is expected to be allocated within the next year. During 2020 the Company recorded an expense of $1.2 million and during both 2019 and 2018, the Company recorded an expense of $1.1 million, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of income and was less than a $0.1 million gain during 2020 and less than a $0.1 million loss during both 2019 and 2018.

F 49

18. RiverTown Impact Fees

As part of the Company’s April 2014 RiverTown transaction, the buyer, an affiliate of Mattamy (Jacksonville) Partnership d/b/a Mattamy Homes (“Mattamy”), was obligated to pay certain impact fees to the Company prior to April 2, 2019 and, depending on circumstances, potentially thereafter. In June 2018, the Company received $23.1 million from Mattamy to pay the estimated impact fees based on Mattamy’s current development plans and the impact fee schedule in effect at the time of the payment. For the year ended December 31, 2018, the impact fees of $23.1 million were included in real estate revenue in the Company’s consolidated statements of income. Mattamy may be required to pay to the Company additional impact fees based on its future development plans. Any consideration the Company may receive for additional impact fees will be based on a variety of factors outside the Company’s control or ability to estimate, including impact fee increases or decreases by St. Johns County, home sizes and the number of homes built in the project. The Company received impact fees for a total of $1.7 million, $1.3 million and $23.7 million during 2020, 2019 and 2018, respectively.

19. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2020	2019	2018
Investment income, net
Interest and dividend income	$1,121	$7,375	$9,060
Accretion income	74	84	684
Net realized (loss) gain on the sale of investments	(48)	87	(973)
Other-than-temporary impairment loss	—	—	(2,330)
Unrealized loss on investments, net	(4,688)	(5,342)	(3,035)
Interest income from investments in SPEs	8,180	8,190	8,197
Interest accrued on notes receivable and other interest	344	320	547
Total investment income, net	4,983	10,714	12,150
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,813)	(8,801)	(8,788)
Other interest expense	(4,751)	(3,501)	(3,052)
Total interest expense	(13,564)	(12,302)	(11,840)
Gain on land contribution to equity method investment	19,983	2,317	—
Other income (expense), net
Accretion income from retained interest investments	1,391	1,325	1,232
Gain on insurance recovery	690	5,314	7,199
Loss from hurricane damage	(1,123)	(2,704)	(8,628)
Miscellaneous income, net	371	198	1,349
Other income, net	1,329	4,133	1,152
Total other income, net	$12,731	$4,862	$1,462

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s U.S. Treasury Bills, corporate debt securities, commercial paper and money market funds, and dividend income received from the Company’s investment in preferred stock. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized (loss) gain on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Other-than-temporary impairment loss includes impairments related to the Company’s corporate debt securities for the year ended December 31, 2018. Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities.

F 50

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense

Interest expense includes interest incurred related to the Company’s Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases. Borrowing costs, including the discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

During 2020, 2019 and 2018 the Company capitalized $1.1 million, $0.6 million and $0.2 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

Gain on Land Contribution to Equity Method Investment

Gain on land contribution to equity method investment for the year ended December 31, 2020 includes a gain of $15.3 million on land and $0.4 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The $15.3 million gain on land contributed to the Latitude Margaritaville Watersound JV is comprised of $16.6 million for the present value of the land contribution, net of $1.3 million cost basis. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75%, the timing of home sales and an additional performance obligation to provide for infrastructure improvements in the vicinity of the contributed land. The year ended December 31, 2020 also includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. Gain on land contribution to equity method investment for the year ended December 31, 2019 includes a gain of $0.8 million on land contributed to the Company’s unconsolidated Busy Bee JV and a gain of $1.5 million on land and mitigation credits contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.3%.

During the year ended December 31, 2020 the Company had a $0.7 million gain on insurance recovery and incurred $1.1 million of loss from hurricane damage related to Hurricane Michael. During the year ended December 31, 2019 the company had a $5.3 million gain on insurance recovery and incurred $2.7 million of loss from hurricane damage related to Hurricane Michael. The year ended December 31, 2018 includes a $7.2 million gain on insurance recovery and $8.6 million of loss from hurricane damage, which includes $7.3 million for loss on disposal of assets related to damage and $1.3 million of expenses related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net for the year ended December 31, 2018 primarily consists of $2.2 million of income related to the final distribution from the Company’s unconsolidated ALP JV, offset by $0.6 million for a homeowners’ association settlement related to one of the Company’s residential communities.

20. Segment Information

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual reportable segments. See Note 1. Nature of Operations for additional information.

F 51

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

Information by reportable segment is as follows:

	Year Ended December 31,
	2020	2019	2018
Operating revenue:
Residential (a)	$74,715	$41,586	$43,266
Hospitality	47,374	45,720	39,576
Commercial	36,665	38,823	24,620
Other (b)	1,801	956	2,814
Consolidated operating revenue	$160,555	$127,085	$110,276

Cost of revenue:
Cost of residential revenue	$30,359	$20,492	$10,215
Cost of hospitality revenue	34,670	33,924	33,385
Cost of commercial revenue	12,228	9,593	7,494
Cost of other revenue	519	77	223
Consolidated cost of revenue	$77,776	$64,086	$51,317

Other operating and corporate expenses:
Residential	$5,283	$4,873	$4,717
Hospitality	1,180	838	533
Commercial	3,681	3,479	3,567
Other	12,762	12,199	11,740
Consolidated other operating and corporate expenses	$22,906	$21,389	$20,557

Depreciation, depletion and amortization:
Residential	$318	$283	$288
Hospitality	4,638	4,579	3,640
Commercial	6,987	5,253	4,925
Other	845	172	145
Consolidated depreciation, depletion and amortization	$12,788	$10,287	$8,998

Investment income, net:
Residential and commercial	$298	$184	$320
Other (c)	4,685	10,530	11,830
Consolidated investment income, net	$4,983	$10,714	$12,150

F 52

Interest expense:
Residential	$683	$717	$867
Hospitality	222	30	4
Commercial	3,836	2,739	2,180
Other (d)	8,823	8,816	8,789
Consolidated interest expense	$13,564	$12,302	$11,840

Gain on land contribution to equity method investment:
Residential (e)	$15,706	$—	$—
Commercial (f) (g)	3,949	2,244	—
Other	328	73	—
Consolidated gain on land contribution to equity method investment	$19,983	$2,317	$—

Other (expense) income, net:
Residential	$(22)	$(217)	$(508)
Hospitality	575	225	(259)
Commercial	51	1,190	(362)
Other	725	2,935	2,281
Other income, net	$1,329	$4,133	$1,152

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential (a) (e)	$53,998	$15,144	$26,919
Hospitality	7,238	6,574	1,817
Commercial (f) (g)	13,988	21,239	6,101
Other (b)	(15,408)	(6,772)	(3,971)
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$59,816	$36,185	$30,866

Equity in loss from unconsolidated affiliates:
Residential	$(524)	$(71)	$—
Commercial	(142)	(6)	—
Consolidated equity in loss from unconsolidated affiliates	$(666)	$(77)	$—

Capital expenditures:
Residential	$33,634	$28,639	$15,865
Hospitality	42,770	15,923	7,400
Commercial	85,070	69,219	21,552
Other	769	505	379
Total capital expenditures	$162,243	$114,286	$45,196

F 53

	December 31,	December 31,
	2020	2019
Investment in unconsolidated joint ventures:
Residential	$24,287	$791
Commercial	13,678	4,293
Total investment in unconsolidated joint ventures	$37,965	$5,084

Total assets:
Residential	$172,610	$139,349
Hospitality	146,724	89,570
Commercial	332,649	253,936
Other	385,341	426,378
Total assets	$1,037,324	$909,233
(a)	Includes revenue of $23.1 million in 2018 for a one-time receipt of RiverTown impact fees related to the 2014 RiverTown transaction. See Note 18. RiverTown Impact Fees.
(b)	Includes revenue of $2.2 million in 2018 related to a specific sale of mitigation bank credits.
(c)	Includes interest income from investments in SPEs of $8.2 million in each 2020, 2019 and 2018.
(d)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2020, 2019 and 2018.
(e)	Includes a gain of $15.7 million in 2020 on land and additional infrastructure improvements contributed to the unconsolidated Latitude Watersound Margaritaville JV. See Note 4. Joint Ventures and Note 19. Other Income, Net for additional information.
(f)	Includes a gain of $3.9 million in 2020 on land contributed to the Sea Sound Apartments JV. See Note 4. Joint Ventures and Note 19. Other Income, Net for additional information.
(g)	Includes a gain of $0.8 million in 2019 on land contributed to the Company’s unconsolidated Busy Bee JV and a gain of $1.4 million in 2019 on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Joint Ventures and Note 19. Other Income, Net for additional information.

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

F 54

The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites that have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. The Company is in the process of assessing certain properties in regard to the effects, if any, on the environment from the disposal or release of wastes or substances. Management is unable to quantify future rehabilitation costs above present accruals at this time or provide a reasonably estimated range of loss.

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.7 million and $1.5 million as of December 31, 2020 and 2019, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of December 31, 2020, $2.7 million was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of December 31, 2020 and 2019, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.2 million and $10.7 million, respectively, as well as standby letters of credit in the amount of $6.6 million as of December 31, 2020, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2020, the Company had a total of $157.1 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and matures in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan will be automatically reduced to 50.0%, or a further 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee can become full recourse if the guarantor fails to abide by or perform any of the covenants or warranties; any sale, conveyance or transfer of the property; upon the filing or commencement of voluntary bankruptcy or insolvency proceedings; the entry of monetary judgement or assessment or the filing of any tax lien against either the borrower or guarantor; or the dissolution of the borrower or guarantor. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt of $14.4 million to a rate of 5.21%. As of December 31, 2020 and 2019, $14.4 million and $6.8 million, respectively, was outstanding on the Pier Park TPS JV Loan.

F 55

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan maturing in November 2035 (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan maturing in November 2027 (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan bears interest at LIBOR plus 1.5%, which was swapped to a fixed rate of 2.68%. The Busy Bee JV Equipment Loan bears interest at LIBOR plus 1.5%, which was swapped to a fixed rate of 2.08%. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender through substantial completion, which occurred in June 2020. The Company’s liability as guarantor under the loans upon substantial completion was reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.68%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.08%. As of December 31, 2020 and 2019, $5.4 million and $1.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of December 31, 2020 and 2019, $1.2 million and less than $0.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million construction loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.25%. The Latitude Margaritaville Watersound JV Loan matures in November 2023 and includes additional annual extension rights, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of December 31, 2020, $0.6 million was outstanding on the Latitude Margaritaville Watersound JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2020 and 2019. As of December 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the consolidated balance sheets.

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

22. Subsequent Events

On February 23, 2021, the Company and FCM amended the Investment Management Agreement, to provide that the investment guidelines and restrictions described in the Amended Investment Management Agreement require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds. The Amended Investment Management Agreement terminated specific restrictions from the previous investment guidelines and restrictions.

On February 24, 2021, the Company’s Board declared a cash dividend of $0.08 per share on the Company’s common stock, payable on March 30, 2021, to shareholders of record at the close of business on March 8, 2021.

F 56

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(in thousands)

		Initial Cost to Company (b)			Gross Amount at December 31, 2020
				Costs Capitalized
				Subsequent to				Accumulated	Date of	Depreciation
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or	Life
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total	Amortization	Acquisition	(In Years)
Residential developments	$1,976	$42,248	$14,846	$73,071	$122,826	$7,339	$130,165	$4,744	through 2020	5 - 25
Hospitality
WaterColor Hospitality	—	1,137	13,688	11,387	2,216	23,996	26,212	11,194	2002, 2013, 2018 - 2020	5 - 40
Pier Park Hospitality	—	1,438	—	9,543	10,981	—	10,981	—	2019 - 2020	N/A
30A Hospitality	—	2,143	—	1,580	3,723	—	3,723	—	2020	N/A
Airport Hospitality	3,548	—	—	13,424	13,424		13,424	—	2019 - 2020	N/A
Breakfast Point Hospitality	—	—	—	5,848	5,848	—	5,848	—	2020	N/A
The Clubs by JOE	—	34,648	20,132	10,477	46,372	18,885	65,257	23,214	2001 - 2007, 2018 - 2020	10 - 25
Marinas	—	5,350	2,546	4,097	9,438	2,555	11,993	1,723	2006 - 2007, 2019 - 2020	15 - 25
Other	4,047	1,558	12,374	3,430	4,898	12,464	17,362	2,443	2008 - 2009, 2019 - 2020	5 - 39
Commercial
Leasing properties:
Pier Park North	44,568	13,711	35,243	3,115	13,711	38,358	52,069	11,086	2014 - 2017	15 - 39
Town centers	—	—	12,278	1,965	335	13,908	14,243	10,374	2001 - 2008	10 - 25
VentureCrossings	—	6,419	29,824	(2,032)	4,937	29,274	34,211	5,428	2012, 2017, 2019	10 - 39
Watersound Origins Crossings	27,179	739	3,457	29,129	29,868	3,457	33,325	—	2019 - 2020	N/A
Pier Park Crossings	36,084	8,228	27,820	—	8,228	27,820	36,048	1,396	2018 - 2020	7 - 39
Pier Park Crossings Phase II	15,921	3,528	15,389	158	3,686	15,389	19,075	46	2019 - 2020	7 - 39
Watercrest	18,066	894	—	27,266	28,160	—	28,160	—	2019 - 2020	N/A
Self-Storage	—	440	—	2,754	3,194	—	3,194	—	2020	N/A
Beckrich	5,421	2,200	13,298	183	2,223	13,458	15,681	741	2017 - 2020	5 - 39
Watersound Origins	—	1,216	1,835	40	1,256	1,835	3,091	102	2018 - 2020	15 - 25
Other	2,792	4,674	12,122	436	4,717	12,515	17,232	1,403	through 2020	10 - 39
Commercial developments	1,816	35,702	—	24,347	60,049	—	60,049	35	through 2020	5
Timberlands	—	6,571	1,758	13,254	19,825	1,758	21,583	1,986	n/a	5 - 30
Corporate and other	—	—	—	2,820	2,736	84	2,820	45	through 2020	5 - 20
Unimproved land	—	85	—	1,782	1,867	—	1,867	—	n/a	N/A
Total	$161,418	$172,929	$216,610	$238,074	$404,518	$223,095	$627,613	$75,960
(a)	Substantially all real estate properties are located in Northwest Florida.
(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.

F 57

Notes:

(A)	The aggregate cost of real estate owned at December 31, 2020 for federal income tax purposes is approximately $590.3 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31,	December 31,	December 31,
	2020	2019	2018
Balance at beginning of the year	$505,032	$418,494	$404,376
Amounts capitalized	167,258	109,699	43,306
Impairments	—	—	(99)
Cost of real estate sold	(33,324)	(23,608)	(18,347)
Amounts retired or adjusted	(11,353)	447	(10,742)
Balance at the end of the year	$627,613	$505,032	$418,494

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31,	December 31,	December 31,
	2020	2019	2018
Balance at beginning of the year	$74,256	$67,500	$71,752
Depreciation expense	8,298	6,756	6,018
Amounts retired or adjusted	(6,594)	—	(10,270)
Balance at the end of the year	$75,960	$74,256	$67,500

F 58

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2020

(in thousands)

							Principal Amount
							of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description (a)	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
Secured revolving promissory note with unconsolidated Latitude Margaritaville Watersound JV, homesite development	5.0%	June 2025	P&I(b)	—	$2,742	$2,714	$—
Seller financing, residential homesites	5.5%	July 2022	P&I(c)	—	1,308	1,308	—
Seller financing, residential homesites	5.5%	November 2022	P&I(c)	—	1,111	1,111	—
Seller financing, residential homesites	5.5%	December 2022	P&I(c)	—	1,064	1,064	—
Seller financing, residential homesites	5.5%	November 2022	P&I(c)	—	940	940	—
Seller financing, residential homesites	5.5%	December 2022	P&I(c)	—	742	742	—
Seller financing, residential homesites	5.5%	June 2021	P&I(c)	—	637	637	—
Seller financing, residential homesites	5.5%	December 2021	P&I(c)	—	554	554	—
Seller financing, residential homesites	5.5%	September 2022	P&I(c)	—	532	532	—
Seller financing, residential homesites	5.5%	September 2022	P&I(c)	—	528	528	—
Seller financing, residential homesites	6.3%	March 2020	P&I(d)	—	128	128	128
Various other seller financing, rural land	6.4% to 6.5%	December 2022 through November 2023	P&I(e)	—	63	63	—
Total(f)					$10,349	$10,321	$128

(a)	All seller financed properties are located in Northwest Florida.
(b)	Principal and interest due at closing of each residential homesite to a third party. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. See Note 9. Other Assets for additional information related to the revolving promissory note.
(c)	Interest is paid quarterly over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(d)	Annual principal payment of $0.1 million due and interest is accrued over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. The loan was settled in January 2021.
(e)	Principal and interest is paid monthly.
(f)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2020	2019	2018
Balance at beginning of the year	$2,683	$1,462	$2,995
Additions during the year - new mortgage loans	9,615	2,386	1,471
Deductions during the year:
Collections of principal	1,949	1,165	3,004
Foreclosures	—	—	—
Other	28	—	—
Balance at the end of the year	$10,321	$2,683	$1,462

F 59