Form 10-Q
period 2021-03-31
ST JOE Co
filed 2021-04-28
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were 58,882,549 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Investment in real estate, net	$569,201	$551,653
Investment in unconsolidated joint ventures	40,776	37,965
Cash and cash equivalents	52,313	106,794
Investments - debt securities	93,973	48,051
Investments - equity securities	1,589	2,623
Other assets	62,315	63,243
Property and equipment, net of accumulated depreciation of $61,816 and $60,433 at March 31, 2021 and December 31, 2020, respectively	27,456	20,846
Investments held by special purpose entities	205,770	206,149
Total assets	$1,053,393	$1,037,324
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$169,730	$158,915
Other liabilities	76,930	72,035
Deferred tax liabilities, net	61,272	60,915
Senior Notes held by special purpose entity	177,357	177,289
Total liabilities	485,289	469,154

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,882,549 issued and outstanding at March 31, 2021 and December 31, 2020	296,873	296,873
Retained earnings	253,701	255,216
Accumulated other comprehensive loss	(1,210)	(1,472)
Total stockholders’ equity	549,364	550,617
Non-controlling interest	18,740	17,553
Total equity	568,104	568,170
Total liabilities and equity	$1,053,393	$1,037,324

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated variable interest entities, which, as of March 31, 2021 and December 31, 2020, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated variable interest entities and the following liabilities are only obligations of the variable interest entities and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	March 31,	December 31,
	2021	2020
ASSETS
Investment in real estate	$170,550	$170,853
Cash and cash equivalents	6,957	2,639
Other assets	18,119	13,821
Investments held by special purpose entities	205,770	206,149
Total assets	$401,396	$393,462
LIABILITIES
Debt, net	$145,430	$139,592
Other liabilities	7,356	9,596
Senior Notes held by special purpose entity	177,357	177,289
Total liabilities	$330,143	$326,477

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Real estate revenue	$21,053	$5,808
Hospitality revenue	13,067	6,610
Leasing revenue	5,594	4,300
Timber revenue	1,591	1,856
Total revenue	41,305	18,574
Expenses:
Cost of real estate revenue	10,544	1,799
Cost of hospitality revenue	11,495	7,320
Cost of leasing revenue	2,664	612
Cost of timber revenue	141	179
Other operating and corporate expenses	7,069	6,916
Depreciation, depletion and amortization	3,853	3,073
Total expenses	35,766	19,899
Operating income (loss)	5,539	(1,325)
Other income (expense):
Investment income (loss), net	1,195	(1,609)
Interest expense	(3,671)	(3,345)
Gain on contribution to equity method investment	120	4,277
Other income, net	1,294	255
Total other expense, net	(1,062)	(422)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	4,477	(1,747)
Equity in loss from unconsolidated affiliates	(468)	(83)
Income tax (expense) benefit	(1,052)	495
Net income (loss)	2,957	(1,335)
Net loss (income) attributable to non-controlling interest	239	(198)
Net income (loss) attributable to the Company	$3,196	$(1,533)

NET INCOME (LOSS) PER SHARE
Basic and Diluted
Weighted average shares outstanding	58,882,549	59,375,618
Net income (loss) per share attributable to the Company	$0.05	$(0.03)

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss):	$2,957	$(1,335)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(2)	—
Net unrealized loss on restricted investments	—	(10)
Interest rate swap	157	(729)
Interest rate swap - unconsolidated affiliate	211	—
Reclassification of net realized gain included in earnings	(15)	(4)
Total before income taxes	351	(743)
Income tax (expense) benefit	(89)	188
Total other comprehensive income (loss), net of tax	262	(555)
Total comprehensive income (loss), net of tax	3,219	(1,890)
Total comprehensive loss (income) attributable to non-controlling interest	239	(198)
Total comprehensive income (loss) attributable to the Company	$3,458	$(2,088)

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contribution from non-controlling interest	—	—	—	—	—	1,745	1,745
Capital distribution to non-controlling interest	—	—	—	—	—	(319)	(319)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive income, net of tax	—	—	—	262	—	—	262
Net income	—	—	3,196	—	—	(239)	2,957
Balance at March 31, 2021	58,882,549	$296,873	$253,701	$(1,210)	$—	$18,740	$568,104

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Stock based compensation expense	—	27	—	—	—	—	27
Repurchase of common shares	(411,113)	—	—	—	(6,807)	—	(6,807)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive income, net of tax	—	—	—	(555)	—	—	(555)
Net loss	—	—	(1,533)	—	—	198	(1,335)
Balance at March 31, 2020	59,003,470	$305,658	$212,602	$(890)	$(6,807)	$10,347	$520,910

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,957	$(1,335)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	3,853	3,073
Stock based compensation	—	27
(Gain) loss on sale of investments	(17)	48
Unrealized loss on investments, net	1,049	4,761
Equity in loss from unconsolidated affiliates	468	83
Deferred income tax expense	268	935
Cost of real estate sold	9,839	1,593
Expenditures for and acquisition of real estate to be sold	(12,038)	(6,323)
Accretion income and other	(188)	(268)
Gain on contribution to equity method investment	(120)	(4,277)
Gain on insurance for damage to property and equipment, net	(866)	—
Changes in operating assets and liabilities:
Other assets	816	4,390
Other liabilities	3,807	1,408
Income taxes receivable	—	(998)
Net cash provided by operating activities	9,828	3,117
Cash flows from investing activities:
Expenditures for operating property	(24,319)	(32,974)
Expenditures for property and equipment	(803)	(1,476)
Proceeds from insurance claims	866	—
Purchases of investments - debt securities	(84,971)	(49,927)
Purchases of restricted investments	—	(12)
Maturities of investments - debt securities	39,000	—
Sales of investments - debt securities	36	—
Sales of investments - equity securities	9	2,502
Sales of restricted investments	1,173	1,208
Maturities of assets held by special purpose entities	416	415
Net cash used in investing activities	(68,593)	(80,264)
Cash flows from financing activities:
Capital contribution from non-controlling interests	1,745	—
Capital distribution to non-controlling interests	(319)	—
Capital contribution to unconsolidated affiliates	(2,500)	(600)
Repurchase of common shares	—	(6,807)
Dividends paid	(4,711)	—
Borrowings on debt	11,343	6,545
Principal payments for debt	(449)	(272)
Principal payments under finance lease obligation	(21)	(11)
Debt issuance costs	(540)	(193)
Net cash provided by (used in) financing activities	4,548	(1,338)
Net decrease in cash, cash equivalents and restricted cash	(54,217)	(78,485)
Cash, cash equivalents and restricted cash at beginning of the period	110,119	188,677
Cash, cash equivalents and restricted cash at end of the period	$55,902	$110,192

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

	March 31,	March 31,
	2021	2020
Cash and cash equivalents	$52,313	$106,427
Restricted cash included in other assets	3,589	3,765
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$55,902	$110,192

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Three Months Ended
	March 31,
	2021	2020
Cash paid during the period for:
Interest, net of amounts capitalized	$5,207	$5,110
Income taxes	$—	$—

Non-cash financing and investment activities:
Non-cash contribution to equity method investment	$(574)	$(5,476)
Decrease in Community Development District debt	$(2)	$(225)
Transfers of operating property to property and equipment	$7,092	$346
Decrease in expenditures for operating properties and property and equipment financed through accounts payable	$(551)	$(1,556)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2020 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2020 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income (loss). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2020 annual financial statements, except for recently adopted accounting pronouncements detailed below. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of March 31, 2021, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2021 the company had $16.0 million invested in short-term U.S. Treasury Bills classified as cash equivalents, $17.0 million invested in U.S. Treasury Money Market Funds, $94.0 million invested in U.S. Treasury Bills classified as investments – debt securities, and $1.6 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2021 and 2020 the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarifies the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments—Equity Securities and Topic 323, Investments—Equity Method and Joint Ventures. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements that improves consistency by including all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the Codification. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows and did not have a material impact on the disclosures to the financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2022, as reference rate activities occur. There is no current impact to the Company from this guidance and the Company is evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	March 31,	December 31,
	2021	2020
Development property:
Residential	$115,099	$116,911
Hospitality	66,430	51,113
Commercial	98,352	123,389
Other	3,259	2,691
Total development property	283,140	294,104

Operating property:
Residential	13,253	13,254
Hospitality	105,046	103,687
Commercial	246,054	216,439
Other	129	129
Total operating property	364,482	333,509
Less: Accumulated depreciation	78,421	75,960
Total operating property, net	286,061	257,549
Investment in real estate, net	$569,201	$551,653

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes residential communities such as Watersound Origins, SouthWood and WindMark Beach, as well as other communities. Hospitality development property consists of land, improvements and construction and development costs primarily related to the Pier Park Resort Hotel JV, Watersound Camp Creek club amenity, HomeWood Suites by Hilton hotel in Panama City Beach, Florida, The Lodge 30A JV hotel and a Hilton Garden Inn near the Northwest Florida Beaches International Airport, as well as other properties. Commercial development property primarily consists of land and construction and development costs for commercial, multi-family and industrial uses, including the Watersound Origins Crossings JV, Watersound Town Center, land holdings near the Northwest Florida Beaches International Airport and Port of Port St. Joe as well as other properties. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property includes the WaterColor Inn, WaterSound Inn, The Powder Room, golf courses, a beach club and certain vacation rental properties. Commercial operating property includes property developed or purchased by the Company and used for retail, multi-family, senior living and commercial rental purposes, including property in the Pier Park North JV, VentureCrossings, Pier Park Crossings JV, Pier Park Crossings II JV, Watersound Origins Crossings JV, Watercrest JV and Beckrich Office Park as well as other properties. Commercial operating property also includes the Company’s timberlands. Operating property may be sold in the future as part of the Company’s principal real estate business.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. The Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV as borrower. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Other Assets, Note 10. Debt, Net and Note 18. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

The Lodge 30A JV

The Lodge 30A JV was created in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85 room hotel. The hotel is located on Scenic County Highway 30A on land that was contributed to the JV by the Company’s JV partner. As of March 31, 2021 and December 31, 2020, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct a 255 room hotel. The hotel is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2021 and December 31, 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 120 unit apartment community was completed in December 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the day-to-day activities of the JV. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Watersound Closings JV

Watersound Closings JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of March 31, 2021 and December 31, 2020, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new senior living community in Santa Rosa Beach, Florida. Construction of the 107 unit community was completed in the fourth quarter of 2020. The community is located on land that was contributed to the JV by the Company. As of March 31, 2021 and December 31, 2020, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct the remaining 163 units of the 217 unit apartment community. The community is located on land near the entrance to the Watersound Origins residential community, which was contributed to the JV by the Company. As of March 31, 2021 and December 31, 2020 the Company owned a 75.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Pier Park Crossings JV

Pier Park Crossings JV was created in April 2017, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The 240 unit apartment community is located on land in the Pier Park area that was contributed to the JV by the Company. As of March 31, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2021 and December 31, 2020, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2021 and December 31, 2020.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	March 31,	December 31,
	2021	2020
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$26,714	$24,288
Sea Sound Apartments JV	10,346	10,348
Pier Park TPS JV	2,314	2,149
Busy Bee JV	1,402	1,180
Total investment in unconsolidated joint ventures	$40,776	$37,965

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (a)	$7,599	$3,297
Sea Sound Apartments JV	15,648	8,789
Pier Park TPS JV	14,340	14,388
Busy Bee JV	6,539	6,614
Total outstanding debt of unconsolidated JVs (b)	$44,126	$33,088
(a)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(b)	See Note 18. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in (loss) income from unconsolidated affiliates:

	Three Months Ended March 31,
	2021	2020
Equity in (loss) income from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$(642)	$(74)
Sea Sound Apartments JV	(2)	—
Pier Park TPS JV	(46)	(3)
Busy Bee JV	222	(6)
Total equity in loss from unconsolidated affiliates	$(468)	$(83)

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community. Construction of the sales center and 13 model homes was completed in April 2021. In addition, homesite infrastructure for the initial neighborhoods is underway, with site development of 616 homesites. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements equals $35.0 million. As of March 31, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV includes $9.2 million of cash contributions and $16.6 million for the net present value of the land contribution. As of March 31, 2021, the Company’s JV partner contributed $9.2 million of cash. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of March 31, 2021, the Company completed $2.4 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. The Latitude Margaritaville Watersound JV community is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of March 31, 2021 and December 31, 2020, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements will be returned at an average of $10,000 per home, as each home is sold by the JV.

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

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	March 31,	December 31,
	2021	2020
BALANCE SHEETS:
Investment in real estate (a)	$24,466	$18,255
Cash and cash equivalents	3,116	1,603
Other assets	156	136
Total assets	$27,738	$19,994

Debt, net	$7,185	$2,844
Other liabilities	862	1,794
Equity	19,691	15,356
Total liabilities and equity	$27,738	$19,994
(a)	As of March 31, 2021 and December 31, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $2.4 million and $1.8 million, respectively.

	Three Months Ended March 31,
	2021	2020
STATEMENTS OF OPERATIONS:
Total expenses	$1,239	$149
Net loss	$(1,239)	$(149)

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was created in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300 unit apartment community in Panama City Beach, Florida. The JV parties are currently working together to construct the project. The community is located near the Breakfast Point residential community on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during 2020, the Company contributed mitigation bank credits of $0.4 million and cash of $4.9 million and the JV partner contributed $6.9 million of cash. As of March 31, 2021 and December 31, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of March 31, 2021 and December 31, 2020, $15.6 million and $8.8 million, respectively, was outstanding on the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

	March 31,	December 31,
	2021	2020
BALANCE SHEET:
Investment in real estate	$38,339	$29,085
Cash and cash equivalents	14	15
Other assets	20	—
Total assets	$38,373	$29,100

Debt, net	$15,286	$8,378
Other liabilities	5,807	3,439
Equity	17,280	17,283
Total liabilities and equity	$38,373	$29,100

	Three Months Ended March 31,
	2021	2020
STATEMENTS OF OPERATIONS:
Total expenses	$3	$—
Net loss	$(3)	$—

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018. The Company entered into a JV agreement to develop and operate a 124 room hotel in Panama City Beach, Florida. The hotel opened in May 2020 and is located on land in the Pier Park area that the Company contributed to the JV in January 2019. As of March 31, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	March 31,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$17,595	$17,946
Cash and cash equivalents	2,080	1,705
Other assets	207	483
Total assets	$19,882	$20,134

Debt, net	$14,045	$14,090
Other liabilities	1,453	1,745
Equity	4,384	4,299
Total liabilities and equity	$19,882	$20,134

	Three Months Ended March 31,
	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$937	$—
Expenses:
Cost of revenue	435	—
Other operating expenses	78	3
Depreciation and amortization	358	—
Total expenses	871	3
Operating income (loss)	66	(3)
Interest expense	(158)	(3)
Net loss	$(92)	$(6)

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. The project is located on land that the Company contributed to the JV in July 2019. Construction of the fuel station and convenience store was completed in June 2020. As of March 31, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	March 31,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$8,385	$8,466
Cash and cash equivalents	284	227
Other assets	941	717
Total assets	$9,610	$9,410

Debt, net	$6,463	$6,532
Other liabilities	385	506
Equity	2,762	2,372
Total liabilities and equity	$9,610	$9,410

	Three Months Ended March 31,
	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$2,792	$—
Expenses:
Cost of revenue	2,247	—
Other operating expenses	462	6
Depreciation and amortization	115	—
Total expenses	2,824	6
Operating loss	(32)	(6)
Other (expense) income:
Interest expense	(53)	(5)
Other income, net	474	—
Total other income (expense)	421	(5)
Net income (loss)	$389	$(11)

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	March 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$93,969	$5	$(1)	$93,973

	December 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$47,986	$5	$—	$47,991
Corporate debt securities	60	—	—	60
	48,046	5	—	48,051
Restricted investments:
Short-term bond	1,160	11	—	1,171
	1,160	11	—	1,171
	$49,206	$16	$—	$49,222

During the three months ended March 31, 2021 net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million and purchases of available-for-sale securities were $85.0 million. During the three months ended March 31, 2020 net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million and purchases of available-for sale securities were less than $49.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	March 31, 2021				December 31, 2020
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$9,999	$1	$—	$—	$—	$—	$—	$—

As of March 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of December 31, 2020, the Company did not have unrealized losses related to investments – debt securities. As of March 31, 2021, the Company determined unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. As of March 31, 2021, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	March 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$93,969	$93,973

Investments - Equity Securities

As of March 31, 2021 and December 31, 2020 investments - equity securities included $1.6 million and $2.6 million, respectively, of preferred stock investments recorded at fair value. During the three months ended March 31, 2021 and 2020, the Company recognized $1.0 million and $4.8 million, respectively of unrealized loss on investments related to equity securities still held as of March 31, 2021 and 2020, respectively. These amounts were included within investment income, net on the condensed consolidated statements of operations.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital

Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of March 31, 2021, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 43.72% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Pursuant to the terms of an Investment Management Agreement, as amended, (the “Investment Management Agreement”) with the Company, FCM agreed to supervise and direct the investments of investment accounts established by the Company in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds.

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$17,049	$—	$—	$17,049
U.S. Treasury Bills	16,000	—	—	16,000
	33,049	—	—	33,049

Investments - debt securities:
U.S. Treasury Bills	93,974	—	—	93,974
	93,974	—	—	93,974

Investments - equity securities:
Preferred stock	—	1,589	—	1,589
	—	1,589	—	1,589
	$127,023	$1,589	$—	$128,612

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,973	$—	$—	$10,973
U.S. Treasury Bills	78,991	—	—	78,991
	89,964	—	—	89,964

Investments - debt securities:
U.S. Treasury Bills	47,991	—	—	47,991
Corporate debt securities	—	60	—	60
	47,991	60	—	48,051

Investments - equity securities:
Preferred stock	—	2,623	—	2,623
	—	2,623	—	2,623

Restricted investments:
Short-term bond	1,171	—	—	1,171
	1,171	—	—	1,171
	$139,126	$2,683	$—	$141,809

Money market funds, U.S. Treasury Bills and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds and short term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.

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

As of December 31, 2020, restricted investments were included within other assets on the condensed consolidated balance sheets and included certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) plan in December 2014. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s condensed consolidated financial statements until they were allocated to participants. The final allocation of the assets occurred in March 2021. As of December 31, 2020, the assets held in the suspense account were invested in a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Short-Term Bond Fund is measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee was responsible for investing decisions and allocation decisions of the suspense account. Refer to Note 9. Other Assets.

Liabilities measured at fair value on a recurring basis are as follows:

		March 31, 2021
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,015	$—	$1,015
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	610	—	610
		$—	$1,625	$—	$1,625

		December 31, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,172	$—	$1,172
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	821	—	821
		$—	$1,993	$—	$1,993

In June 2019 the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million. As of March 31, 2021 and December 31, 2020, the interest rate swap was recorded at its estimated fair value, based on Level 2 measurements, of $1.0 million and $1.2 million, respectively, and is included within other liabilities on the condensed consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive income (loss) into interest expense during the three months ended March 31, 2021 and 2020. See Note 10. Debt for additional information.

In January 2019 the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method, entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt of $14.4 million. As of March 31, 2021 and December 31, 2020, the interest rate swap was recorded at the Company’s proportionate share of its estimated fair value, based on Level 2 measurements, of $0.6 million and $0.8 million, respectively, and is included within investment in unconsolidated joint ventures on the condensed consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive income (loss) into equity in loss from unconsolidated affiliates during the three months ended March 31, 2021 and 2020. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three months ended March 31, 2021 and 2020. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2021			December 31, 2020
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$5,389	$5,832	1	$5,759	$6,363	1
Liabilities
Debt
Fixed-rate debt	$117,668	$118,219	2	$114,125	$116,509	2
Variable-rate debt	54,641	54,641	2	47,293	47,293	2
Total debt	$172,309	$172,860		$161,418	$163,802
Senior Notes held by SPE	$177,357	$205,171	3	$177,289	$216,363	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2021, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $5.4 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2021 consist of $177.4 million, net of the $2.6 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however the Company’s Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and will remain closed during the reconstruction of significant portions of these assets. A portion of the marinas are expected to open by the end of 2021.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three months ended March 31, 2021, no insurance proceeds were received related to business interruption. During the three months ended March 31, 2020, $0.7 million of business interruption insurance proceeds were received related to the Pier Park Crossings JV, which are included within the cost of leasing revenue on the condensed consolidated statements of operations. Costs incurred due to business interruption at the marinas are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will continue to incur costs for employee retention and property maintenance.

During the three months ended March 31, 2021, the Company recognized a $0.9 million gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million. During the three months ended March 31, 2020, the Company did not recognize any gain on insurance recovery, but incurred loss from hurricane damage of $0.1 million. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the condensed consolidated statements of operations.

8. Leases

Leasing revenue consists of rental revenue from multi-family, senior living, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended March 31,
	2021	2020
Leasing revenue
Lease payments	$4,466	$3,382
Variable lease payments	1,128	918
Total leasing revenue	$5,594	$4,300

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2021, for the years ending December 31 are:

2021	$13,000
2022	11,836
2023	9,294
2024	7,769
2025	5,246
Thereafter	14,678
$61,823

As of March 31, 2021, the Company leased certain office and other equipment under a finance lease and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less)

lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$27	$12
Interest on lease liability	5	3
Operating lease cost	77	65
Short-term lease cost	193	78
Total lease cost	$302	$158

Other information
Weighted-average remaining lease term - finance lease (in years)	4.0	3.9
Weighted-average remaining lease term - operating leases (in years)	3.4	2.9
Weighted-average discount rate - finance lease	4.5%	5.0%
Weighted-average discount rate - operating leases	4.9%	5.0%

The aggregate payments of finance lease liability subsequent to March 31, 2021, for the years ending December 31 are:

2021	$89
2022	120
2023	120
2024	73
2025	37
Total	439
Less imputed interest	(34)
Total finance lease liability	$405

The aggregate payments of operating lease liabilities subsequent to March 31, 2021, for the years ending December 31 are:

2021	$221
2022	245
2023	204
2024	103
2025	51
Thereafter	281
Total	1,105
Less imputed interest	(217)
Total operating lease liabilities	$888

9. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2021	2020
Restricted investments	$—	$1,171
Accounts receivable, net	10,578	10,791
Homesite sales receivable	6,456	5,675
Notes receivable, net	12,077	10,877
Inventory	2,335	2,026
Prepaid expenses	6,555	7,135
Straight-line rent	2,921	3,174
Operating lease right-of-use assets	888	808
Other assets	6,478	5,743
Retained interest investments	13,092	12,905
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$62,315	$63,243

Restricted Investments

As of December 31, 2020, the Company’s restricted investments were related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s condensed consolidated balance sheets until they were allocated to current or future 401(k) plan participants. The final allocation of the assets occurred in March 2021. During both the three months ended March 31, 2021 and 2020, the Company recorded an expense of $1.2 million for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s condensed consolidated statements of operations and was less than a $0.1 million gain for each of the three months ended March 31, 2021 and 2020. Refer to Note 6. Financial Instruments and Fair Value Measurements.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include receivables related to certain homesite sales, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of both March 31, 2021 and December 31, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. During the three months ended March 31, 2021, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2021	for Homesites Sold	Received/Transferred	March 31, 2021
Homesite sales receivable	$5,675	$1,768	$(987)	$6,456

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	March 31, 2020
Homesite sales receivable	$5,211	$—	$(664)	$4,547

Notes Receivable, Net

Notes receivable, net consists of the following:

	March 31,	December 31,
	2021	2020
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due June 2021 through March 2023	$6,540	$7,544
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	4,843	2,714
Interest bearing notes with JV partners, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039 through July 2039	554	556
Non-interest bearing note with a tenant for tenant improvements, due October 2025	82	—
Various mortgage notes, secured by certain real estate, bearing interest at rates of 4.9% to 6.5%, due December 2022 through November 2023	58	63
Total notes receivable, net	$12,077	$10,877

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting date. As of both March 31, 2021 and December 31, 2020, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of March 31, 2021 and December 31, 2020, accrued interest receivable was $0.3 million and $0.2 million, respectively, and is included within other assets on the condensed consolidated balance sheets.

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

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2021 and December 31, 2020. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.5 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $13.1 million and $12.9 million as of March 31, 2021 and December 31, 2020, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	March 31, 2021			December 31, 2020
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$44,325	$297	$44,028	$44,568	$314	$44,254
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	35,990	1,072	34,918	36,084	1,079	35,005
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	31,061	325	30,736	27,179	351	26,828
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% (effective rate of 2.3% at March 31, 2021)	18,931	347	18,584	18,066	284	17,782
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.3% (effective rate of 2.4% at March 31, 2021)	17,355	191	17,164	15,921	198	15,723
Airport Hotel Loan, due March 2025, bearing interest at LIBOR plus 2.0%, with a floor rate of 3.0% (effective rate of 3.0% at March 31, 2021)	7,184	158	7,026	3,548	168	3,380
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	6,292	—	6,292	6,294	—	6,294
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at March 31, 2021)	5,363	57	5,306	5,421	59	5,362
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at March 31, 2021)	1,532	17	1,515	1,545	17	1,528
Self-Storage Facility Loan, due November 2025, bearing interest at LIBOR plus 2.5%, with a floor rate of 3.0% (effective rate of 3.0% at March 31, 2021)	1,526	83	1,443	—	—	—
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at March 31, 2021)	1,436	12	1,424	1,458	12	1,446
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at March 31, 2021)	1,314	20	1,294	1,334	21	1,313
Total debt	$172,309	$2,579	$169,730	$161,418	$2,503	$158,915

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

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.37%.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, the Company’s liability under the PPC II JV Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance the construction of a Hilton Garden Inn near the Northwest Florida Beaches International Airport in Panama City, Florida. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $15.4 million and $15.8 million as of March 31, 2021 and December 31, 2020, respectively. The Company pays interest on this total outstanding CDD debt.

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

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. As of both March 31, 2021 and December 31, 2020, there was no principal balance and the Company had incurred $1.1 million of loan costs related to the Pier Park Resort Hotel JV Loan.

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million construction loan to finance the construction of a HomeWood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida (the “Breakfast Point Hotel Loan”). The Breakfast Point Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in November 2042. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. As of both March 31, 2021 and December 31, 2020, there was no principal balance and the Company had incurred $0.2 million of loan costs related to the Breakfast Point Hotel Loan.

In January 2021, The Lodge 30A JV entered into a $15.0 million construction loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). The Lodge 30A JV Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability will be reduced to 75.0% for a twelve month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50.0% in year four and 25% in year five. The Company will receive a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of March 31, 2021, there was no principal balance and the Company had incurred $0.2 million of loan costs related to the Lodge 30A JV Hotel Loan.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “Star Avenue Apartments Loan”). The Star Avenue Apartments Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The Star Avenue Apartments Loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, that would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The Star Avenue Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Star Avenue Apartments Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Star Avenue Apartments Loan. As guarantor, the Company’s liability under the Star Avenue Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. As of March 31, 2021, there was no principal balance and the Company had incurred $0.3 million of loan costs related to the Star Avenue Apartments Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both March 31, 2021 and December 31, 2020 the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to March 31, 2021, for the years ending December 31 are:

March 31,
2021
2021	$2,107
2022	3,452
2023	3,954
2024	50,325
2025	50,717
Thereafter	61,754
$172,309

11. Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2021	2020
Accounts payable	$26,404	$25,376
Finance lease liability	405	316
Operating lease liabilities	888	808
Accrued compensation	2,288	3,337
Other accrued liabilities	8,762	6,892
Deferred revenue	16,718	16,632
Club initiation fees	12,641	10,716
Club membership deposits	3,773	3,764
Advance deposits	4,338	1,344
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$76,930	$72,035

Accounts payable as of March 31, 2021 and December 31, 2020 includes payables for projects under development and construction.

Other accrued liabilities include $1.5 million and $0.1 million of accrued property taxes as of March 31, 2021 and December 31, 2020, respectively, which are generally paid annually in November.

Deferred revenue as of both March 31, 2021 and December 31, 2020 includes $11.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

Club Initiation Fees
Balance as of January 1, 2021	$10,716
New club memberships	2,848
Revenue from amounts included in contract liability opening balance	(852)
Revenue from current period new memberships	(71)
Balance as of March 31, 2021	$12,641

Club Initiation Fees
Balance as of January 1, 2020	$6,917
New club memberships	320
Revenue from amounts included in contract liability opening balance	(579)
Revenue from current period new memberships	(10)
Balance as of March 31, 2020	$6,648

Remaining performance obligations represent contracted revenue that has not been recognized, which include club initiation fees. As of March 31, 2021 remaining performance obligations were $12.6 million, of which the Company expects to recognize as revenue $2.3 million in less than 1 year, $5.4 million in 1-3 years, $3.8 million in 3-5 years and $1.1 million after 5 years.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2021 and 2020 to pre-tax income as a result of the following:

	Three Months Ended
	March 31,
	2021	2020
Tax at the federal statutory rate	$892	$(426)
State income taxes (net of federal benefit)	150	(71)
Other	10	2
Total income tax expense (benefit)	$1,052	$(495)

As of March 31, 2021 and December 31, 2020 the Company had income tax payable of $3.5 million and $2.7 million, respectively, included within other liabilities on the condensed consolidated balance sheets.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of either March 31, 2021 or December 31, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

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

On March 11, 2021, the American Rescue Plan Act of 2021 was enacted also in response to the COVID-19 pandemic. This legislation contains various provisions that benefit both individuals and their employers, but also expands the definition of “covered employee” as defined by Section 162(m)(1) of the Internal Revenue Code. Based upon current facts and circumstances, the Company does not expect that these provisions would result in a material cash benefit or impact to the effective tax rate.

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive income (loss), which is presented net of tax:

	Unrealized Gain (Loss)	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedge	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$16	$(1,488)	$(1,472)
Other comprehensive (loss) income before reclassifications	(1)	274	273
Amounts reclassified from accumulated other comprehensive loss	(11)	—	(11)
Other comprehensive (loss) income	(12)	274	262
Accumulated other comprehensive income (loss) at March 31, 2021	$4	$(1,214)	$(1,210)

Following is a summary of the tax effects allocated to other comprehensive income (loss):

	Three Months Ended March 31, 2021
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(2)	$1	$(1)
Interest rate swap	157	(40)	117
Interest rate swap - unconsolidated affiliate	211	(54)	157
Reclassification adjustment for net gain included in earnings	(15)	4	(11)
Net unrealized gain	351	(89)	262
Other comprehensive income	$351	$(89)	$262

	Three Months Ended March 31, 2020
	Before-	Tax	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized loss on restricted investments	$(10)	$2	$(8)
Interest rate swap	(729)	185	(544)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(743)	188	(555)
Other comprehensive loss	$(743)	$188	$(555)

14. Stockholders’ Equity

Dividends

During the three months ended March 31, 2021, the Company paid a cash dividend of $0.08 per share on the Company’s common stock for a total of $4.7 million. The Company did not pay cash dividends during the three months ended March 31, 2020.

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the three months ended March 31, 2021, the Company did not repurchase shares of its common stock outstanding. During the three months ended March 31, 2020, the Company repurchased 411,113 shares of its common stock at an average purchase price of $16.55, per share, for an aggregate purchase price of $6.8 million, pursuant to its Stock Repurchase Program. As of March 31, 2021, the Company had a total authority of $77.4 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees

During the three months ended March 31, 2021 and 2020, the Company did not issue any common stock for director’s fees. On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

During the three months ended March 31, 2021 the Company did not have expense related to restricted stock awards to the Company’s directors. During the three months ended March 31, 2020, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended March 31, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$20,539	$—	$35	$479	$21,053
Hospitality revenue	81	12,986	—	—	13,067
Leasing revenue	40	8	5,546	—	5,594
Timber revenue	—	—	1,591	—	1,591
Total revenue	$20,660	$12,994	$7,172	$479	$41,305

Timing of Revenue Recognition:
Recognized at a point in time	$20,620	$9,141	$1,626	$479	$31,866
Recognized over time	—	3,845	—	—	3,845
Over lease term	40	8	5,546	—	5,594
Total revenue	$20,660	$12,994	$7,172	$479	$41,305

	Three Months Ended March 31, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$2,954	$—	$2,765	$89	$5,808
Hospitality revenue	62	6,548	—	—	6,610
Leasing revenue	22	3	4,275	—	4,300
Timber revenue	—	—	1,856	—	1,856
Total revenue	$3,038	$6,551	$8,896	$89	$18,574

Timing of Revenue Recognition:
Recognized at a point in time	$3,016	$3,967	$4,621	$89	$11,693
Recognized over time	—	2,581	—	—	2,581
Over lease term	22	3	4,275	—	4,300
Total revenue	$3,038	$6,551	$8,896	$89	$18,574

16. Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended
	March 31,
	2021	2020
Investment income, net
Interest and dividend income	$12	$1,043
Accretion income	12	17
Net realized gain (loss) on the sale of investments	17	(48)
Unrealized loss on investments, net	(1,049)	(4,761)
Interest income from investments in SPEs	2,043	2,046
Interest earned on notes receivable and other interest	160	94
Total investment income (loss), net	1,195	(1,609)
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,205)	(2,202)
Other interest expense	(1,466)	(1,143)
Total interest expense	(3,671)	(3,345)
Gain on contribution to equity method investment	120	4,277
Other income (expense), net
Accretion income from retained interest investments	361	344
Gain on insurance recovery	866	—
Loss from hurricane damage	(7)	(55)
Miscellaneous income (expense), net	74	(34)
Other income, net	1,294	255
Total other expense, net	$(1,062)	$(422)

Investment Income, Net

Interest and dividend income includes interest income accrued or received on the Company’s investments. Accretion income includes the amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain (loss) on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized loss on investments, net includes unrealized gains or losses on investments - equity securities.

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

During the three months ended March 31, 2021 and 2020 the Company capitalized $0.4 million and $0.1 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contribution to Equity Method Investment

Gain on contribution to equity method investment for the three months ended March 31, 2021 includes a gain of $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The three months ended March 31, 2020 includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

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

During the three months ended March 31, 2021, the Company had a gain on insurance recovery of $0.9 million and incurred less than $0.1 million of loss from hurricane damage related to Hurricane Michael. During the three months ended March 31, 2020, the Company did not have any gain on insurance recovery, but incurred $0.1 million of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

17. Segment Information

The Company currently conducts primarily all of its business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

The Company uses income (loss) before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest, cash flows and other measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of operations. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other”

consists of mitigation credit and title fee revenue and cost of revenue and corporate operating expenses, corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2021	2020
Operating revenue:
Residential	$20,660	$3,038
Hospitality	12,994	6,551
Commercial	7,172	8,896
Other	479	89
Consolidated operating revenue	$41,305	$18,574

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential	$8,595	$404
Hospitality	284	(2,258)
Commercial (a)	17	7,954
Other	(4,419)	(7,847)
Consolidated income (loss) before equity in loss from unconsolidated affiliates and income taxes	$4,477	$(1,747)

(a)	The three months ended March 31, 2020 includes a gain of $3.9 million on land contributed to the Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

	March 31,	December 31,
	2021	2020
Total assets:
Residential	$177,309	$172,610
Hospitality	164,366	146,724
Commercial	341,405	332,649
Other	370,313	385,341
Total assets	$1,053,393	$1,037,324

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.7 million as of both March 31, 2021 and December 31, 2020. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of March 31, 2021 and December 31, 2020, $4.8 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of March 31, 2021 and December 31, 2020, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.2 million as of each period, as well as standby letters of credit in the amount of $4.6 million and $6.6 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of March 31, 2021, the Company had a total of $167.4 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan is 50.0% and will be reduced to 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective

January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.21%. As of March 31, 2021 and December 31, 2020, $14.3 million and $14.4 million, respectively, was outstanding on the Pier Park TPS JV Loan.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender through substantial completion, which occurred in June 2020. The Company’s liability as guarantor under the loans upon substantial completion was reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.68%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.08%. As of both March 31, 2021 and December 31, 2020, $5.4 million was outstanding on the Busy Bee JV Construction Loan. As of both March 31, 2021 and December 31, 2020, $1.2 million was outstanding on the Busy Bee JV Equipment Loan.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million construction loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.25%. The Latitude Margaritaville Watersound JV Loan provides for monthly interest payments with a final balloon payment at maturity in November 2023. The Latitude Margaritaville Watersound JV Loan includes annual maturity extension rights for a total of three additional years, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of March 31, 2021 and December 31, 2020, $2.7 million and $0.6 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both March 31, 2021 and December 31, 2020. As of both March 31, 2021 and December 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

19. Subsequent Event

On April 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock, payable on June 10, 2021 to shareholders of record at the close of business on May 12, 2021.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 4 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the expected return over its life.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended March 31,
	2021	2020
Segment Operating Revenue
Residential	50.0%	16.4%
Hospitality	31.5%	35.3%
Commercial	17.4%	47.9%
Other	1.1%	0.4%
Consolidated operating revenue	100.0%	100.0%

For more information regarding our reportable segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

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

SummerCamp Beach and RiverCamps have homesites available for sale or lands for future development. WaterColor and Wild Heron are substantially developed, with remaining homesites in these communities available for sale.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community under development in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. Construction of the sales center and 13 model homes was completed in April 2021. In addition, homesite infrastructure for the initial neighborhoods is underway, with site development of 616 homesites.

Planned residential projects of Mexico Beach, Ward Creek and other Watersound communities are in the planning and engineering stages of development.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point (b)	Bay County, FL	—	235	1,445	1,680
College Station	Bay County, FL	89	44	274	407
East Lake Powell (c)	Bay County, FL	—	—	360	360
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	629	—	2,871	3,500
Mexico Beach (b)	Bay County, FL	—	32	453	485
Mexico Beach Townhomes (b)	Bay County, FL	—	42	78	120
Park Place	Bay County, FL	72	101	211	384
RiverCamps (c)	Bay County, FL	81	—	149	230
SouthWood (f)	Leon County, FL	51	172	1,020	1,243
SummerCamp Beach (b)	Franklin County, FL	90	—	271	361
Titus Park	Bay County, FL	22	357	740	1,119
Watersound (d)	Walton County, FL	—	115	5,781	5,896
Watersound Camp Creek (f)	Walton County, FL	82	157	—	239
Watersound Origins (f)	Walton County, FL	194	170	115	479
Watersound Origins Townhomes (f)	Walton County, FL	64	—	—	64
Ward Creek (d)	Bay County, FL	—	593	1,007	1,600
WaterColor Park District	Walton County, FL	15	—	—	15
Wild Heron	Bay County, FL	36	—	—	36
WindMark Beach (f)	Gulf County, FL	105	210	966	1,281
Total Homesites		1,530	2,228	15,741	19,499
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV plans to build and sell homes in this community.
(f)	Development of Regional Impact (“DRI”).

As of March 31, 2021, we had 1,268 residential homesites under contract with 11 different local, regional and national homebuilders, which are expected to result in revenue of approximately $114.0 million at closing of the homesites, which are expected over the next several years. As of March 31, 2020, we had 979 residential homesites under contract, which are expected to result in revenue of approximately $91.0 million ($26.8 million has been realized through March 31, 2021). The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community.

Hospitality Segment

Our hospitality segment features a private membership club, (“Watersound Club”, formerly referred to as The Clubs by JOE), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, the WaterColor Inn and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

Watersound Club provides club members and guests in some of our hotels access to our member facilities, which include the Camp Creek golf course, Shark’s Tooth golf course, Watersound Beach Club and our Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating a world class membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, aircraft, beach club and facilities and personnel costs. Watersound Origins includes a six-hole golf course, resort-style pool, fitness center, two tennis courts and private lake dock located in the community. Access to amenities are reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

Watersound Club has a private beach club located in Watersound, Florida, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, Watersound Club’s tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek is an 18-hole golf course located in Watersound, Florida. In the fourth quarter of 2019, we commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis center, pickle ball courts, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to Watersound Club members and guests at some of our hotels. Watersound Club also offers members private air charter flights through our N850J aircraft.

We own and operate the award-winning WaterColor Inn (which includes the FOOW restaurant), the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (ii) management of The Pearl Hotel, (iii) short-term vacation rentals, (iv) food and beverage operations and (v) merchandise sales. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees. Management services expenses consist primarily of internal administrative costs. Hotel operations and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We are in the process of constructing an Embassy Suites hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor; a Hilton Garden Inn near Northwest Florida Beaches International Airport; a HomeWood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida; and The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida. In the third quarter of 2020 we executed a long-term land lease to develop, construct and operate a new waterfront Hotel Indigo and standalone restaurant in Panama City, Florida’s downtown waterfront district. Construction is expected to begin in the second quarter of 2021. Once complete, we will manage the day-to-day operations of all planned hotels and restaurants.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn	Walton County, FL	60	—	60
WaterSound Inn	Walton County, FL	11	—	11
TownePlace Suites by Marriott Panama City Beach Pier Park (b)	Bay County, FL	124	—	124
Total operational rooms		195	—	195

Managed
The Pearl Hotel (c)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (d)	Bay County, FL	—	255	255
Hilton Garden Inn Panama City Airport	Bay County, FL	—	143	143
HomeWood Suites by Hilton Panama City Beach	Bay County, FL	—	131	131
The Lodge 30A (d)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	689	689
Total rooms		250	689	939
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel is operated by our JV partner and opened in May 2020. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our Commercial segment.
(c)	The hotel is owned by a third party, but is operated by us.
(d)	Under development with our JV partner.

We own and operate two marinas consisting of the Bay Point Marina and Port St. Joe Marina. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are reconstructing the marinas and expect a portion to be open by the end of 2021. See Note 7. Hurricane Michael for additional information.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 703 apartment units, in addition to the 414 apartment units and 107 senior living units that have recently been completed.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. In addition to Pier Park Crossings, we have three apartment communities under development or construction. Watersound Origins Crossings, planned for 217 units, with 54 units completed as of March 31, 2021, is adjacent to the Watersound Town Center in Watersound, Florida. Sea Sound apartments, an unconsolidated JV planned for 300 units, is located in Panama City Beach, Florida near the Breakfast Point residential community. Star Avenue apartments, planned for 240 units, is located in Panama City, Florida. We are planning additional apartment communities.

Our leasing portfolio consists of approximately 907,000 square feet of leasable space for mixed-use, retail, industrial, office and medical uses. Within the leasing portfolio, our mixed-use lease space totals approximately 133,000 square feet. It consists primarily of WaterColor Town Center, WindMark Beach Town Center, WaterSound Gatehouse, WaterColor Crossings and various flex-space buildings. Our retail lease space totals approximately 352,000 square feet. It consists primarily of Pier Park North JV and other leasable properties. Our industrial lease space totals approximately 304,000 square feet, primarily located at VentureCrossings. Our office lease space consists of approximately 96,000 square feet, primarily located in the Beckrich Office Park in Panama City Beach, Florida. Our medical lease space consists of approximately 22,000 square feet. It consists of a medical clinic at the Watersound Town Center and medical space at Beckrich Office Park. Through separate unconsolidated JVs, other commercial properties include a 124 room TownePlace Suites by Marriott operated by our JV partner in Panama City Beach, Florida and a Busy Bee branded fuel station and convenience store operated by our JV partner in Panama City Beach, Florida.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on

Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies during the first three months of 2021, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality and Market Variability

Our operations may be affected by seasonal fluctuations. Hospitality revenues have historically been lower in the first quarter and are normally higher in the second and third quarters and may vary with the timing of holidays and extraordinary events such as the COVID-19 pandemic. Homesites sell in sporadic transactions in various communities that may impact quarterly results. Commercial sales may vary from period to period.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended
	March 31,
	2021	2020

	In millions
Revenue:
Real estate revenue	$21.0	$5.8
Hospitality revenue	13.1	6.6
Leasing revenue	5.6	4.3
Timber revenue	1.6	1.9
Total revenue	41.3	18.6
Expenses:
Cost of real estate revenue	10.5	1.8
Cost of hospitality revenue	11.5	7.3
Cost of leasing revenue	2.7	0.6
Cost of timber revenue	0.1	0.2
Other operating and corporate expenses	7.1	6.9
Depreciation, depletion and amortization	3.9	3.1
Total expenses	35.8	19.9
Operating income (loss)	5.5	(1.3)
Other income (expense):
Investment income (loss), net	1.2	(1.6)
Interest expense	(3.6)	(3.3)
Gain on contribution to equity method investment	0.1	4.3
Other income, net	1.3	0.2
Total other expense, net	(1.0)	(0.4)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	4.5	(1.7)
Equity in loss from unconsolidated affiliates	(0.5)	(0.1)
Income tax (expense) benefit	(1.0)	0.5
Net income (loss)	$3.0	$(1.3)

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended March 31,
	2021	% (a)	2020	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$20.5	97.6%	$2.9	50.0%
Commercial and rural real estate revenue	—	—%	2.8	48.3%
Other revenue	0.5	2.4%	0.1	1.7%
Real estate revenue	$21.0	100.0%	$5.8	100.0%

Gross profit:
Residential real estate	$10.3	50.2%	$1.8	62.1%
Commercial and rural real estate	—	—%	2.1	75.0%
Other	0.2	40.0%	0.1	100.0%
Gross profit	$10.5	50.0%	$4.0	69.0%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended March 31, 2021, residential real estate revenue increased $17.6 million to $20.5 million, as compared to $2.9 million during the same period in 2020. During the three months ended March 31, 2021, residential real estate gross profit increased $8.5 million to $10.3 (or gross margin of 50.2%), as compared to $1.8 million (or gross margin of 62.1%) during the same period in 2020. During the three months ended March 31, 2021, we sold 203 homesites and two homes and had unimproved residential land sales of $0.1 million, compared to 19 homesites and no homes sold during the same period in 2020. During the three months ended March 31, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $73,000 and $113,000, respectively, due to the mix of sales from different communities, which included the sale of 55 undeveloped homesites within the SouthWood community during the current period. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended March 31, 2021, we had one commercial and rural real estate sale totaling approximately one acre for less than $0.1 million. During the three months ended March 31, 2020, we had five commercial and rural real estate sales totaling approximately 80 acres for $2.8 million, resulting in a gross profit margin of approximately 75.0%. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title fee revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020

	In millions
Hospitality revenue	$13.1	$6.6
Gross profit (deficit)	$1.6	$(0.7)
Gross margin	12.2%	(10.6)%

Hospitality revenue increased $6.5 million, or 98.5%, to $13.1 million during the three months ended March 31, 2021, as compared to $6.6 million in the same period in 2020. During the three months ended March 31, 2021 the increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region and year-round travel that resulted in an influx of members and guests from new markets. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shut downs and reduced revenue beginning in mid-March 2020. As of March 31, 2021, Watersound Club had 1,722 members, compared with 1,284 members as of March 31, 2020, an increase of 438 members. Our hospitality gross margin increased to 12.2% during the three months ended March 31, 2021 compared to a negative gross margin of 10.6% during the same period in 2020. The increase in gross margin is due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as management of expenses and labor.

Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020

	In millions
Leasing revenue	$5.6	$4.3
Gross profit	$2.9	$3.7
Gross margin	51.8%	86.0%

Leasing revenue increased $1.3 million, or 30.2%, to $5.6 million during the three months ended March 31, 2021, as compared to $4.3 million in the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the three months ended March 31, 2021 to 51.8%, as compared to 86.0% during the same period in 2020, primarily due to $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period and start-up expenses for new assets in the current period.

Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020

	In millions
Timber revenue	$1.6	$1.9
Gross profit	$1.5	$1.7
Gross margin	93.8%	89.5%

Timber revenue decreased $0.3 million, or 15.8%, to $1.6 million during the three months ended March 31, 2021, as compared to $1.9 million in the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products. There were 76,000 tons of wood products sold during the three months ended March 31, 2021, as compared to 86,000 tons of wood products sold during the same period in 2020. The decrease in the amount of wood product tons sold were offset by price increases in the current period. Gross margin increased during the three months ended March 31, 2021 to 93.8%, as compared to 89.5% during the same period in 2020, primarily due to increased prices and changes in product mix.

Other Operating and Corporate Expenses

	Three Months Ended March 31,
	2021	2020

	In millions
Employee costs	$2.6	$2.4
401(k) contribution	1.2	1.2
Property taxes and insurance	1.4	1.2
Professional fees	0.8	1.2
Marketing and owner association costs	0.7	0.3
Occupancy, repairs and maintenance	0.1	0.2
Other miscellaneous	0.3	0.4
Total other operating and corporate expenses	$7.1	$6.9

Other operating and corporate expenses for the three months ended March 31, 2021 and 2020 were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $0.8 million during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to new assets placed in service.

Investment Income (Loss), Net

Investment income (loss), net primarily includes (i) interest and dividends earned, (ii) net unrealized gain or loss related to investments - equity securities, (iii) interest income earned on the time deposit held by SPE and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2021	2020

	In millions
Interest and dividend income	$—	$1.1
Unrealized loss on investments, net	(1.0)	(4.8)
Interest income from investments in special purpose entities	2.0	2.0
Interest earned on notes receivable and other interest	0.2	0.1
Total investment income (loss), net	$1.2	$(1.6)

Investment income, net increased $2.8 million to $1.2 million for the three months ended March 31, 2021, as compared to investment loss of $1.6 million for the three months ended March 31, 2020. The three months ended March 31, 2021 had interest and dividend income of less than $0.1 million, compared to interest and dividend income of $1.1 million during the prior period. The decrease in interest and dividend income for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to the change in investments held during the period and lower interest rates. The three months ended March 31, 2021 includes unrealized losses related to preferred stock of $1.0 million, compared to $4.8 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases as detailed in the table below:

	Three Months Ended March 31,
	2021	2020

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2
Other interest expense	1.4	1.1
Total interest expense	$3.6	$3.3

Interest expense increased $0.3 million, or 9.1%, to $3.6 million during the three months ended March 31, 2021, as compared to $3.3 million in the same period in 2020. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contribution to Equity Method Investment

Gain on contribution to equity method investment during the three months ended March 31, 2021 and 2020 was $0.1 million and $4.3 million, respectively. Gain on contribution to equity method investment for the three months ended March 31, 2021 includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to equity method investment for the three months ended March 31, 2020 includes a gain of $4.3 million on land and mitigation credits contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2021	2020

	In millions
Accretion income from retained interest investments	$0.3	$0.3
Gain on insurance recovery	0.9	—
Loss from hurricane damage	—	(0.1)
Miscellaneous income, net	0.1	—
Other income, net	$1.3	$0.2

Other income, net increased $1.1 million to $1.3 million during the three months ended March 31, 2021, as compared to $0.2 million in the same period in 2020. The three months ended March 31, 2021, includes gain on insurance recovery of $0.9 million related to Hurricane Michael. The three months ended March 31, 2020 did not have any gain on insurance recovery, but includes $0.1 million of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Income Tax (Expense) Benefit

We recorded income tax expense of $1.0 million during the three months ended March 31, 2021, as compared to income tax benefit of $0.5 million during the same period in 2020. Our effective tax rate was 24.8% for the three months ended March 31, 2021, as compared to 24.4% during the same period in 2020. Our effective rate for the three months ended March 31, 2021 and 2020 differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent differences.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Three Months Ended March 31,
	2021	2020

	In millions
Revenue:
Real estate revenue	$18.8	$2.4
Hospitality revenue	0.1	0.1
Leasing revenue	0.1	—
Other revenue	1.7	0.5
Total revenue	20.7	3.0
Expenses:
Cost of real estate and other revenue	10.3	1.1
Cost of hospitality revenue	0.2	0.1
Other operating expenses	1.6	1.2
Depreciation and amortization	0.1	0.1
Total expenses	12.2	2.5
Operating income	8.5	0.5
Other income (expense):
Investment income, net	0.2	0.1
Interest expense	(0.2)	(0.2)
Gain on contribution to equity method investment	0.1	—
Total other income (expense), net	0.1	(0.1)
Income before equity in loss from unconsolidated affiliates and income taxes	$8.6	$0.4

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended March 31, 2021 real estate revenue includes estimated homesite residuals of $1.1 million and other revenue includes estimated fees related to homebuilder homesite sales of $0.6 million. For the three months ended March 31, 2020, real estate revenue did not include any estimated homesite residuals and other revenue did not include any estimated fees related to homebuilder homesite sales. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	203	$17.7	$8.7	$9.0	50.8%	19	$2.4	$1.1	$1.3	54.2%
Homes	2	1.0	0.9	0.1	10.0%	—	—	—	—	—%
Land sales	N/A	0.1	—	0.1	100.0%	N/A	—	—	—	—%
Total	205	$18.8	$9.6	$9.2	48.9%	19	$2.4	$1.1	$1.3	54.2%

Homesites. Revenue from homesite sales increased $15.3 million during the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended March 31, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $73,000 and $113,000, respectively, due to the mix of sales from different communities, which included the sale of 55 undeveloped homesites within the SouthWood community during the three months ended March 31, 2021. Gross margin decreased to 50.8% during the three months ended March 31, 2021, as compared to 54.2% during the same period in 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the three months ended March 31, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%.

Land sales. During the three months ended March 31, 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contribution to equity method investment for the three months ended March 31, 2021 includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended March 31,
	2021	2020

	In millions
Revenue:
Hospitality revenue	$13.0	$6.5
Expenses:
Cost of hospitality revenue	11.3	7.2
Other operating expenses	—	0.2
Depreciation	1.4	1.4
Total expenses	12.7	8.8
Operating income (loss)	0.3	(2.3)
Income (loss) before equity in loss from unconsolidated affiliates and income taxes	$0.3	$(2.3)

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Clubs	$6.3	$1.5	23.8%	$3.8	$1.1	28.9%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	5.3	0.1	1.9%	2.5	(1.7)	(68.0)%
Other	1.4	0.1	7.1%	0.2	(0.1)	(50.0)%
Total	$13.0	$1.7	13.1%	$6.5	$(0.7)	(10.8)%

Revenue from our clubs increased $2.5 million, or 65.8%, during the three months ended March 31, 2021 compared to the same period in 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. As of March 31, 2021, Watersound Club had 1,722 members, compared with 1,284 members as of March 31, 2020, an increase of 438 members. Our clubs gross margin decreased to 23.8% during the three months ended March 31, 2021, compared to 28.9% during the same period in 2020. The decrease in gross margin was due to increased support services allocation and commission costs related to the growth of our club memberships.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $2.8 million, or 112.0%, during the three months ended March 31, 2021, as compared to the same period in 2020. The increase is primarily due to increases in lodging revenue from the WaterColor Inn and food and beverage operations consistent with increased popularity of the region and year-round travel. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shut downs and reduced revenue beginning in mid-March 2020. The three months ended March 31, 2021 had a gross margin of 1.9%, compared to a negative gross margin of 68.0% during the same period in 2020. The increase in gross margin is due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as management of expenses and labor.

Revenue from other hospitality operations increased $1.2 million during the three months ended March 31, 2021, as compared to the same period in 2020. Our other hospitality operations gross margin increased to 7.1% during the three months ended March 31, 2021, compared to a negative gross margin of 50.0% during the same period in 2020. The increase in other hospitality revenue and gross margin was primarily related to an increase in revenue for the WaterColor retail store, as well as The Powder Room, which opened in December 2020. We did not have revenue from our marinas during the three months ended March 31, 2021 and 2020, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 13.1% during the three months ended March 31, 2021, as compared to a negative gross margin of 10.8% during the same period in 2020. The increase in gross margin is primarily due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as the management of expenses and labor.

The extent to which the COVID-19 pandemic may further impact our future hospitality operations will depend on future developments, which are highly uncertain.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Three Months Ended March 31,
	2021	2020

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$3.8	$3.4
Apartment leasing revenue	1.6	0.9
Senior living leasing revenue	0.2	—
Total leasing revenue	5.6	4.3
Commercial and rural real estate revenue	—	2.8
Timber revenue	1.6	1.9
Total revenue	7.2	9.0
Expenses:
Cost of leasing revenue	2.7	0.6
Cost of commercial and rural real estate revenue	—	0.7
Cost of timber revenue	0.1	0.2
Other operating expenses	0.9	0.9
Depreciation, amortization and depletion	2.3	1.6
Total expenses	6.0	4.0
Operating income	1.2	5.0
Other (expense) income:
Interest expense	(1.2)	(0.9)
Gain on contribution to equity method investment	—	3.9
Total other (expense) income, net	(1.2)	3.0
Income before equity in loss from unconsolidated affiliates and income taxes	$—	$8.0

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$3.8	$2.5	65.8%	$3.4	$2.3	67.6%
Apartments leasing	1.6	1.0	62.5%	0.9	1.4	155.6%
Senior living leasing	0.2	(0.6)	(300.0)%	—	—	—%
Total leasing	5.6	2.9	51.8%	4.3	3.7	86.0%
Commercial and rural real estate	—	—	—%	2.8	2.1	75.0%
Timber	1.6	1.5	93.8%	1.9	1.7	89.5%
Total	$7.2	$4.4	61.1%	$9.0	$7.5	83.8%

Total leasing revenue increased $1.3 million, or 30.2%, during the three months ended March 31, 2021, as compared to the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the three months ended March 31, 2021 to 51.8%, as compared to

86.0% during the same period in 2020, primarily due to $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period and start-up expenses for new assets in the current period. As of March 31, 2021, we had net rentable square feet of approximately 907,000, of which approximately 780,000 square feet was under lease. As of March 31, 2020, we had net rentable square feet of approximately 869,000, of which approximately 743,000 square feet was under lease. During the three months ended March 31, 2021 we did not provide any additional tenant rent abatements or lease deferrals. We have $0.2 million of uncollected lease deferrals remaining as of March 31, 2021 that were provided in 2020 due to the impact of the COVID-19 pandemic.

The diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2021, we had one commercial and rural real estate sale of approximately one acre for less than $0.1 million. During the three months ended March 31, 2020, we had five commercial and rural real estate sales totaling approximately 80 acres for $2.8 million, resulting in a gross profit margin of approximately 75.0%. Commercial and rural real estate revenue for the three months ended March 31, 2020 included $1.8 million related to the sale of the SouthWood Town Center. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue decreased $0.3 million, or 15.8%, to $1.6 million during the three months ended March 31, 2021, as compared to $1.9 million during the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products. There were 76,000 tons of wood products sold during the three months ended March 31, 2021, as compared to 86,000 tons of wood products sold during the same period in 2020. The average price per wood product ton sold increased to $18.94 during the three months ended March 31, 2021, as compared to $16.73 during the same period in 2020. Timber gross margin increased during the three months ended March 31, 2021, to 93.8% as compared to 89.5% during the same period in 2020, primarily due to increases in prices and changes in product mix.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.7 million in depreciation, amortization and depletion expense during the three months ended March 31, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Gain on contribution to equity method investment for the three months ended March 31, 2020 includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		March 31, 2021		December 31, 2020
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet	Leased	Feet	Leased
Pier Park North JV	Bay County, FL	320,310	92%	320,310	92%
VentureCrossings	Bay County, FL	303,605	86%	303,605	86%
Beckrich Office Park (a) (b)	Bay County, FL	86,296	80%	86,296	80%
WindMark Beach Town Center (a) (c)	Gulf County, FL	44,748	47%	44,748	47%
WaterColor Town Center (a)	Walton County, FL	22,716	87%	23,121	79%
Cedar Grove Commerce Park	Bay County, FL	19,449	90%	19,449	90%
Beach Commerce Park (a)	Bay County, FL	17,450	100%	17,450	76%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (d)	Walton County, FL	11,570	88%	11,570	88%
WaterSound Gatehouse (a)	Walton County, FL	10,271	87%	10,271	87%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Watersound Town Center	Walton County, FL	6,496	100%	6,496	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		907,099	86%	907,504	85%
(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of March 31, 2021 and December 31, 2020, is 1,500 square feet leased to a consolidated JV.
(c)	Included in net rentable square feet as of March 31, 2021 and December 31, 2020 is 13,808 square feet of unfinished space.
(d)	Included in net rentable square feet as of March 31, 2021 and December 31, 2020, is 1,364 square feet leased to a consolidated JV.

Total units and percentage leased/occupied for apartments and senior living community by location are as follows:

			March 31, 2021			December 31, 2020
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings	Bay County, FL	240	240	238	99%	240	237	99%
Pier Park Crossings Phase II	Bay County, FL	120	120	115	96%	120	55	46%
Watersound Origins Crossings (a)	Walton County, FL	217	54	47	87%	18	—	0%
Sea Sound (b)	Bay County, FL	300	—	—	N/A	—	—	N/A
Star Avenue (c)	Bay County, FL	240	—	—	N/A	—	—	N/A
Total apartment units		1,117	414	400	97%	378	292	77%
Senior living community
Watercrest (d)	Walton County, FL	107	107	21	20%	107	—	N/A
Total senior living units		107	107	21	20%	107	—	N/A
Total units		1,224	521	421	81%	485	292	60%
(a)	Construction of the initial six apartment buildings was completed as of the end of the first quarter of 2021.
(b)	Construction began in the first quarter of 2020 and is ongoing. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction was completed in the fourth quarter of 2020.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended March 31,
	2021		2020
Pine pulpwood	41,000	54.0%	42,000	48.8%
Pine sawtimber	31,000	40.8%	26,000	30.2%
Pine grade logs	3,000	3.9%	12,000	14.0%
Other	1,000	1.3%	6,000	7.0%
Total	76,000	100.0%	86,000	100.0%

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $52.3 million, compared to $106.8 million as of December 31, 2020. During 2021, we transitioned our short-term U.S. Treasury Bills classified as cash equivalents to U.S. Treasury Bills classified as investments – debt securities. Our cash and cash equivalents as of March 31, 2021 includes $17.0 million of U. S. Treasury Money Market Funds and $16.0 million of short-term U.S. Treasury Bills. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of March 31, 2021, we had investments - debt securities in U. S. Treasury Bills of $94.0 million and investments - equity securities in preferred stock investments of $1.6 million. See Note 5. Investments, for additional information regarding our investments.

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

During the three months ended March 31, 2021, we incurred a total of $37.2 million for capital expenditures, which includes $7.3 million for our residential segment, $11.4 million for our commercial segment, $18.3 million for our hospitality segment and $0.2 million for corporate expenditures. As of March 31, 2021, we had a total of $167.4 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of March 31, 2021 and December 31, 2020, we had various loans outstanding totaling $172.3 million and $161.4 million, respectively, with maturities from May 2023 through June 2060. The weighted average rate on our variable rate loans as of March 31, 2021 was 2.4%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of March 31, 2021 and December 31, 2020, $44.3 million and $44.6 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of March 31, 2021 and December 31, 2020, $36.0 million and $36.1 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. A prepayment premium is due to the lender of 1.0% - 10.0% of any principal prepaid through June 30, 2030. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. As of March 31, 2021 and December 31, 2020, $31.1 million and $27.2 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of March 31, 2021 and December 31, 2020, $18.9 million and $18.1 million, respectively, was outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Note 10. Debt, Net for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of both March 31, 2021 and December 31, 2020, $5.4 million was outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of March 31, 2021 and December 31, 2020, $17.4 million and $15.9 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.25% during construction and LIBOR plus 2.10% after completion of construction and final draw. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, our liability under the PPC II JV Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of March 31, 2021 and December 31, 2020, $7.2 million and $3.5 million, respectively, was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of March 31, 2021 and December 31, 2020 there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in March 2027 and bears interest at a rate of LIBOR plus 2.15% during construction and LIBOR plus 1.95% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million construction loan to finance the construction of a HomeWood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. As of March 31, 2021 and December 31, 2020, there was no principal balance outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.75% through November 2022, 3.25% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.25% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.75% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million construction loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. As of March 31, 2021, $1.5 million was outstanding on the Self-Storage Facility Loan. As of December 31, 2020, there was no principal balance outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.0%. Upon receipt of final lien waivers and certificate of occupancy, the Self-Storage Facility Loan will bear interest at a rate of LIBOR plus 2.35%, with a floor of 2.85%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million construction loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. As of March 31, 2021, there was no principal balance outstanding on the Lodge 30A JV Hotel Loan. The Lodge 30A JV Hotel Loan bears interest at a rate of 3.75% and matures in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability will be reduced to 75.0% for a twelve month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50.0% in year four and 25% in year five. We will receive a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida. As of March 31, 2021, there was no principal balance outstanding on the Star Avenue Apartments Loan. The Star Avenue Apartments Loan bears interest at a rate of LIBOR plus 2.45%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio the Star Avenue Apartments Loan will bear interest at a rate of LIBOR plus 2.25%, with a floor of 3.0%. The Star Avenue Apartments Loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The Star Avenue Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Star Avenue Apartments Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Star Avenue Apartments Loan. As guarantor, our liability under the Star Avenue Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $6.3 million as of March 31, 2021. Total outstanding CDD debt related to our land holdings was $15.4 million at March 31, 2021, which was comprised of $12.5 million at SouthWood, $2.5 million at the existing Pier Park retail center and $0.4 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of March 31, 2021, our unconsolidated Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of March 31, 2021 and December 31, 2020, $4.8 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the three months ended March 31, 2021, we did not repurchase shares of our common stock outstanding. During the three months ended March 31, 2020, we repurchased a total of 411,113 shares of our common stock outstanding for an aggregate purchase price of $6.8 million including costs. See Note 14. Stockholders’ Equity for additional information regarding common stock repurchases related to the Stock Repurchase Program.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $13.1 million for the installment notes monetized through March 31, 2021. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of March 31, 2021 and December 31, 2020, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.2 million as of each period, as well as standby letters of credit in the amount of $4.6 million and $6.6 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $5.2 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2021	2020

	In millions
Net cash provided by operating activities	$9.8	$3.1
Net cash used in investing activities	(68.6)	(80.3)
Net cash provided by (used in) financing activities	4.6	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(54.2)	(78.5)
Cash, cash equivalents and restricted cash at beginning of the period	110.1	188.7
Cash, cash equivalents and restricted cash at end of the period	$55.9	$110.2

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in loss from unconsolidated affiliates, deferred income tax expense, cost of real estate sold and gain on contribution to equity method investment. Net cash provided by operations was $9.8 million during the three months ended March 31, 2021, as compared to $3.1 million during the same period in 2020.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by proceeds from insurance claims, maturities and sales of investments and maturities of assets held by SPEs. During the three months ended March 31, 2021, net cash used in investing activities was $68.6 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $85.0 million, partially offset by proceeds from insurance claims of $0.9 million, maturities of investments of $39.0 million, sales of investments of $1.2 million and maturities of assets held by SPEs of $0.4 million. During the three months ended March 31, 2020, net cash used in investing activities was $80.3 million, which included capital expenditures for operating property and equipment and purchases of investments of $49.9 million, partially offset by sales of investments of $3.7 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $25.1 million and $34.5 million, during the three months ended March 31, 2021 and 2020, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 was $4.6 million, compared to net cash used in financing activities of $1.3 million during the same period in 2020. Net cash provided by financing activities during the three months ended March 31, 2021 included borrowings on debt of $11.3 million and capital contribution from non-controlling interest of $1.7 million, partially offset by capital distribution to non-controlling interest of $0.3 million, capital contribution to unconsolidated affiliate of $2.5 million, dividends paid of $4.7 million, principal payments on debt of $0.4 million and debt issuance costs of $0.5 million. Net cash used in financing activities during the three months ended March 31, 2020 included the repurchase of our common stock of $6.8 million, capital contribution to unconsolidated affiliate of $0.6 million, principal payments on debt of $0.3 million and debt issuance costs of $0.2 million, partially offset by borrowings on debt of $6.6 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2021.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. Specifically, this quarterly report contains forward-looking statements regarding:

●	the potential impacts of the ongoing COVID-19 pandemic;
●	our expectations concerning our current and future business strategy, including the use of existing assets for residential, hospitality and commercial ventures;
●	our expectations regarding our capital structure and ability to fund capital commitments;
●	our expectations regarding our homesites, including customer demand, our ability to develop and sell in a typical manner or at all, the amount and timing of revenue and our focus on continued investment in residential communities that have the potential for long term, scalable and repeatable revenue;
●	our intention to optimize the value of our real estate by developing residential, hospitality and commercial projects that meet growing market demands and provide opportunities to build recurring revenues and enterprise value;
●	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
●	our 2021 capital expenditures budget and the timing of benefits of these investments;
●	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
●	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
●	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
●	our intention to form additional JVs with third parties, which may be in consolidated or unconsolidated JVs with differing accounting treatments;
●	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide;
●	our expectations regarding our senior living communities;
●	our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;
●	our expectations regarding opportunities near the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;
●	our belief that by entering into partnerships, JVs or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;
●	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;

●	our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in Securities, authorized dividends, share repurchases, real estate and other strategic investments;
●	our expectation regarding our liquidity or ability to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends;
●	our intention to continue paying a quarterly dividend;
●	our estimates and assumptions regarding the installment notes and the Timber Note;
●	our estimates and assumptions regarding the CARES Act, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021;
●	our estimated impact of new accounting pronouncements; and
●	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2020, subsequent Form 10-Qs, other current reports, and the following:

●	any changes in our strategic objectives or our ability to successfully implement such strategic objectives, including development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services;
●	our ability to capitalize on our investments in new business opportunities;
●	any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;
●	significant decreases in the market value of our investments in Securities or any other investments;
●	our ability to attract and work effectively with strategic partners;
●	volatility in the consistency and pace of our residential real estate revenue;
●	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
●	our dependence on the real estate industry and the cyclical nature of our real estate operations;
●	our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;
●	disruptions by an epidemic or pandemic (such as the ongoing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities have implemented and may continue to implement, as well as additional measures to address it;
●	our ability to capitalize on strategic opportunities presented by a population growth and migration in Florida, particularly Northwest Florida;
●	economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;
●	our ability to accurately predict market demand for the range of potential residential, hospitality and commercial uses of our real estate holdings in Northwest Florida;

●	any reduction in the supply of mortgage loans or tightening of credit markets;
●	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business;
●	our ability to fully recover under claims for losses related to Hurricane Michael;
●	any downturns in real estate markets in Florida or across the nation;
●	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
●	our ability to close and realize the expected revenue of the residential homesites currently under contract;
●	our ability to successfully and timely complete homesite development;
●	our ability to realize the anticipated returns from our commercial projects;
●	our ability to maintain our commercial tenants;
●	operational risks with respect to our senior living communities;
●	our ability to effectively manage risks associated with the hospitality industry;
●	our ability to effectively manage our real estate assets, as well as the ability of us or our JV partners to effectively manage the day-to-day activities of our JV projects;
●	our ability to successfully enter into previously announced potential JVs;
●	our ability to retain key personnel and recruit staff effectively;
●	risks related to the sale of firearms;
●	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;
●	potential liability under environmental or construction laws, or other laws or regulations;
●	changes in laws, regulations or the regulatory environment affecting the development of real estate;
●	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;
●	our ability to fully realize benefits of the federal Qualified Opportunity Zone program;
●	the impact of changes in federal or state tax laws on our business and financial condition;
●	uncertainty about the future of LIBOR may adversely affect our business and financial results;
●	our ability to effectively deploy and invest our assets, including our Securities;
●	our ability to satisfy our current debt obligations and to obtain additional financing in the future;
●	the sufficiency of our current cash position, financing arrangements and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments on long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends;
●	our ability to carry out any future sales of stock under the Stock Repurchase Program in accordance with applicable securities laws;
●	potential limitations on our ability to pay dividends at our expected rate, or at all;
●	the obligations associated with being a public company require significant resources and management attention; and
●	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting; the impact if the SEC were to disagree with our Investment Company Act determinations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.6 million in the market value of these investments as of March 31, 2021. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss. We also have investments in certain preferred stock that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment and are recorded in the condensed consolidated statements of operations. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of March 31, 2021. In addition, our investments in preferred stock are non-investment grade, which could affect their fair value.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of March 31, 2021, approximately 98% of our total Securities are rated AA or better.

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

The amount of interest expense on some of our construction loans are based on LIBOR. Based on the outstanding balance of these loans as of March 31, 2021, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.5 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to our Risk Factors as previously reported.

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

THE ST. JOE COMPANY
(Registrant)

Date:	April 28, 2021	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 28, 2021	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)