Form 10-Q
period 2021-06-30
ST JOE Co
filed 2021-07-28
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 26, 2021, there were 58,882,549 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Investment in real estate, net	$601,589	$551,653
Investment in unconsolidated joint ventures	51,178	37,965
Cash and cash equivalents	33,336	106,794
Investments - debt securities	109,975	48,051
Other assets	73,001	65,866
Property and equipment, net of accumulated depreciation of $61,854 and $60,433 at June 30, 2021 and December 31, 2020, respectively	27,117	20,846
Investments held by special purpose entities	205,809	206,149
Total assets	$1,102,005	$1,037,324
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$183,086	$158,915
Other liabilities	87,514	72,035
Deferred tax liabilities, net	65,464	60,915
Senior Notes held by special purpose entity	177,426	177,289
Total liabilities	513,490	469,154

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,882,549 issued and outstanding at June 30, 2021 and December 31, 2020	296,873	296,873
Retained earnings	273,214	255,216
Accumulated other comprehensive loss	(1,221)	(1,472)
Total stockholders’ equity	568,866	550,617
Non-controlling interest	19,649	17,553
Total equity	588,515	568,170
Total liabilities and equity	$1,102,005	$1,037,324

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of June 30, 2021 and December 31, 2020, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	June 30,	December 31,
	2021	2020
ASSETS
Investment in real estate	$178,750	$170,853
Cash and cash equivalents	7,760	2,639
Other assets	19,990	13,821
Investments held by special purpose entities	205,809	206,149
Total assets	$412,309	$393,462
LIABILITIES
Debt, net	$150,261	$139,592
Other liabilities	10,629	9,596
Senior Notes held by special purpose entity	177,426	177,289
Total liabilities	$338,316	$326,477

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Real estate revenue	$41,063	$17,555	$62,116	$23,362
Hospitality revenue	22,627	11,565	35,694	18,176
Leasing revenue	6,371	4,907	11,966	9,206
Timber revenue	2,178	2,055	3,769	3,911
Total revenue	72,239	36,082	113,545	54,655
Expenses:
Cost of real estate revenue	14,052	7,245	24,595	9,044
Cost of hospitality revenue	15,437	8,240	26,933	15,560
Cost of leasing revenue	2,527	1,314	5,191	1,925
Cost of timber revenue	243	212	384	391
Other operating and corporate expenses	5,106	4,946	12,175	11,862
Depreciation, depletion and amortization	4,124	3,018	7,978	6,092
Total expenses	41,489	24,975	77,256	44,874
Operating income	30,750	11,107	36,289	9,781
Other income (expense):
Investment income, net	1,287	2,055	2,482	446
Interest expense	(3,854)	(3,390)	(7,525)	(6,734)
Gain on contribution to equity method investment	3,169	15,338	3,290	19,616
Other income, net	972	139	2,266	393
Total other income, net	1,574	14,142	513	13,721
Income before equity in loss from unconsolidated affiliates and income taxes	32,324	25,249	36,802	23,502
Equity in loss from unconsolidated affiliates	(601)	(123)	(1,070)	(206)
Income tax expense	(7,699)	(5,907)	(8,751)	(5,412)
Net income	24,024	19,219	26,981	17,884
Net loss (income) attributable to non-controlling interest	200	(20)	439	(218)
Net income attributable to the Company	$24,224	$19,199	$27,420	$17,666

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	58,882,549	58,901,540	58,882,549	59,138,579
Net income per share attributable to the Company	$0.41	$0.33	$0.47	$0.30

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income:	$24,024	$19,219	$26,981	$17,884
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale investments	(3)	106	(5)	106
Net unrealized gain on restricted investments	—	15	—	5
Interest rate swap	(48)	(137)	109	(866)
Interest rate swap - unconsolidated affiliate	(46)	(841)	134	(841)
Reclassification of net realized loss (gain) included in earnings	82	—	98	(4)
Total before income taxes	(15)	(857)	336	(1,600)
Income tax benefit (expense)	4	217	(85)	405
Total other comprehensive (loss) income, net of tax	(11)	(640)	251	(1,195)
Total comprehensive income, net of tax	24,013	18,579	27,232	16,689
Total comprehensive loss (income) attributable to non-controlling interest	200	(20)	439	(218)
Total comprehensive income attributable to the Company	$24,213	$18,559	$27,671	$16,471

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2021	58,882,549	$296,873	$253,701	$(1,210)	$—	$18,740	$568,104
Capital contribution from non-controlling interest	—	—	—	—	—	1,443	1,443
Capital distribution to non-controlling interest	—	—	—	—	—	(334)	(334)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive loss, net of tax	—	—	—	(11)	—	—	(11)
Net income	—	—	24,224	—	—	(200)	24,024
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2020	59,003,470	$305,658	$212,602	$(890)	$(6,807)	$10,347	$520,910
Capital contribution from non-controlling interest	—	—	—	—	—	5,139	5,139
Stock based compensation expense	—	18	—	—	—	—	18
Repurchase of common shares	(120,921)	—	—	—	(1,996)	—	(1,996)
Other comprehensive loss, net of tax	—	—	—	(640)	—	—	(640)
Net income	—	—	19,199	—	—	20	19,219
Balance at June 30, 2020	58,882,549	$305,676	$231,801	$(1,530)	$(8,803)	$15,506	$542,650

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contribution from non-controlling interest	—	—	—	—	—	3,188	3,188
Capital distribution to non-controlling interest	—	—	—	—	—	(653)	(653)
Dividends ($0.16 per share)	—	—	(9,422)	—	—	—	(9,422)
Other comprehensive income, net of tax	—	—	—	251	—	—	251
Net income	—	—	27,420	—	—	(439)	26,981
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contribution from non-controlling interest	—	—	—	—	—	5,139	5,139
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,195)	—	—	(1,195)
Net income	—	—	17,666	—	—	218	17,884
Balance at June 30, 2020	58,882,549	$305,676	$231,801	$(1,530)	$(8,803)	$15,506	$542,650

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$26,981	$17,884
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,978	6,092
Stock based compensation	—	45
(Gain) loss on sale of investments	(17)	48
Unrealized loss on investments, net	2,010	4,903
Equity in loss from unconsolidated affiliates	1,070	206
Deferred income tax expense	4,464	5,487
Cost of real estate sold	22,607	16,515
Expenditures for and acquisition of real estate to be sold	(14,673)	(17,395)
Accretion income and other	(407)	(492)
Loss (gain) on disposal of property and equipment	48	(7)
Gain on contribution to equity method investment	(3,290)	(19,616)
Gain on insurance for damage to property and equipment, net	(1,384)	—
Changes in operating assets and liabilities:
Other assets	(6,656)	(2,104)
Other liabilities	8,465	584
Income taxes receivable	—	356
Net cash provided by operating activities	47,196	12,506
Cash flows from investing activities:
Expenditures for operating property	(67,742)	(62,574)
Expenditures for property and equipment	(1,666)	(3,244)
Proceeds from the disposition of assets	26	7
Proceeds from insurance claims	1,384	—
Purchases of investments - debt securities	(107,963)	(56,915)
Purchases of restricted investments	—	(17)
Maturities of investments - debt securities	46,000	7,000
Sales of investments - debt securities	36	—
Sales of investments - equity securities	298	2,502
Sales of restricted investments	1,173	1,210
Maturities of assets held by special purpose entities	416	415
Net cash used in investing activities	(128,038)	(111,616)
Cash flows from financing activities:
Capital contribution from non-controlling interests	3,188	5,139
Capital distribution to non-controlling interests	(653)	—
Capital contribution to unconsolidated affiliates	(9,708)	(3,329)
Capital distribution from unconsolidated affiliates	50	—
Repurchase of common shares	—	(8,803)
Dividends paid	(9,422)	—
Borrowings on debt	26,380	29,914
Principal payments for debt	(1,361)	(1,063)
Principal payments under finance lease obligation	(46)	(25)
Debt issuance costs	(931)	(1,479)
Net cash provided by financing activities	7,497	20,354
Net decrease in cash, cash equivalents and restricted cash	(73,345)	(78,756)
Cash, cash equivalents and restricted cash at beginning of the period	110,119	188,677
Cash, cash equivalents and restricted cash at end of the period	$36,774	$109,921

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

	June 30,	June 30,
	2021	2020
Cash and cash equivalents	$33,336	$106,039
Restricted cash included in other assets	3,438	3,882
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$36,774	$109,921

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Six Months Ended
	June 30,
	2021	2020
Cash paid during the period for:
Interest, net of amounts capitalized	$6,317	$6,108
Income taxes	$4,470	$—

Non-cash financing and investment activities:
Non-cash contribution to equity method investment	$(4,423)	$(21,927)
Decrease in Community Development District debt	$(480)	$(377)
Transfers of operating property to property and equipment	$7,360	$—
Increase (decrease) in expenditures for operating properties and property and equipment financed through accounts payable	$4,948	$(2,280)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2020 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2020 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of June 30, 2021, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2021, the company had $5.3 million invested in U.S. Treasury Money Market Funds, $110.0 million invested in U.S. Treasury Bills classified as investments – debt securities, and $0.3 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2021 and 2020, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes which simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improved consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force), which clarified the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments—Equity Securities and Topic 323, Investments—Equity Method and Joint Ventures. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements that improved consistency by including all disclosure guidance in the appropriate disclosure sections and clarified application of various provisions in the Codification. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows and did not have a material impact on the disclosures to the financial statements.

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	June 30,	December 31,
	2021	2020
Development property:
Residential	$115,173	$116,911
Hospitality	93,364	51,113
Commercial	96,118	123,389
Other	3,342	2,691
Total development property	307,997	294,104

Operating property:
Residential	13,253	13,254
Hospitality	106,347	103,687
Commercial	254,852	216,439
Other	127	129
Total operating property	374,579	333,509
Less: Accumulated depreciation	80,987	75,960
Total operating property, net	293,592	257,549
Investment in real estate, net	$601,589	$551,653

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes residential communities such as Watersound Origins, SouthWood and WindMark Beach, as well as other communities. Hospitality development property consists of land, improvements and construction and development costs primarily related to the Pier Park Resort Hotel JV, Watersound Camp Creek club amenity, HomeWood Suites by Hilton hotel in Panama City Beach, Florida, The Lodge 30A JV hotel, a Hilton Garden Inn near the Northwest Florida Beaches International Airport, Bay Point Marina and Port St. Joe Marina, as well as other properties. Commercial development property primarily consists of land and construction and development costs for commercial, multi-family and industrial uses, including the Watersound Origins Crossings JV, Watersound Town Center, Star Avenue apartments, land holdings near the Northwest Florida Beaches International Airport and Port of Port

St. Joe as well as other properties. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

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

4. Joint Ventures

The Company enters into JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to assess whether it is the primary beneficiary on an ongoing basis. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method.

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

Consolidated Joint Ventures

The Lodge 30A JV

The Lodge 30A JV was created in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. The hotel is located on Scenic County Highway 30A on land that was contributed to the JV by the Company’s JV partner. As of June 30, 2021 and December 31, 2020, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct a 255-room hotel. The hotel is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2021 and December 31, 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 120-unit apartment community was completed in December 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. Watersound Management, LLC, (“Watersound Management JV”) the Company’s unconsolidated JV, is responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Watersound Closings JV

Watersound Closings JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of June 30, 2021 and December 31, 2020, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new senior living community in Santa Rosa Beach, Florida. Construction of the 107-unit community was completed in the fourth quarter of 2020. The community is located on land that was contributed to the JV by the Company. As of June 30, 2021 and December 31, 2020, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct the remaining 127 units of the 217-unit apartment community. The community is located on land near the entrance to the Watersound Origins residential community, which was contributed to the JV by the Company. As of June 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Pier Park Crossings JV

Pier Park Crossings JV was created in April 2017, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The 240-unit apartment community is located on land in the Pier Park area that was contributed to the JV by the Company. As of June 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2021 and December 31, 2020, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2021 and December 31, 2020.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	June 30,	December 31,
	2021	2020
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$28,753	$24,288
Sea Sound Apartments JV	10,315	10,348
Watersound Fountains Independent Living JV (a)	7,508	—
Pier Park TPS JV	2,684	2,149
Busy Bee JV	1,372	1,180
Watersound Management JV (b)	546	—
Total investment in unconsolidated joint ventures	$51,178	$37,965

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (c)	$11,207	$3,297
Sea Sound Apartments JV	26,355	8,789
Pier Park TPS JV	14,268	14,388
Busy Bee JV	6,465	6,614
Total outstanding debt of unconsolidated JVs (d)	$58,295	$33,088
(a)	JV was formed in April 2021.
(b)	JV was formed in June 2021.
(c)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(d)	See Note 18. Commitments and Contingencies for additional information.

The following table presents detail of the Company’s equity in (loss) income from unconsolidated affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Equity in (loss) income from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$(959)	$(93)	$(1,601)	$(167)
Sea Sound Apartments JV	(31)	—	(33)	—
Pier Park TPS JV	419	(3)	372	(6)
Busy Bee JV	(31)	(27)	191	(33)
Watersound Management JV	1	—	1	—
Total equity in loss from unconsolidated affiliates	$(601)	$(123)	$(1,070)	$(206)

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community. Construction of the initial customer homes is underway. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements equals $35.0 million. As of June 30, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV includes $11.7 million of cash contributions and $16.6 million for the net present value of the land contribution. As of June 30, 2021, the Company’s JV partner contributed $11.7 million of cash. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of June 30, 2021, the Company completed $2.9 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. The Latitude Margaritaville Watersound JV community is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of June 30, 2021 and December 31, 2020, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements will be returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company has provided interest-bearing financing in the form of a revolving promissory note to the Latitude Margaritaville Watersound JV to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to the guaranty by the Company.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	June 30,	December 31,
	2021	2020
BALANCE SHEETS:
Investment in real estate (a)	$32,892	$18,255
Cash and cash equivalents	11,506	1,603
Other assets	333	136
Total assets	$44,731	$19,994

Debt, net	$10,833	$2,844
Other liabilities	10,542	1,794
Equity	23,356	15,356
Total liabilities and equity	$44,731	$19,994
(a)	As of June 30, 2021 and December 31, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $2.9 million and $1.8 million, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total expenses	$1,838	$186	$3,077	$335
Net loss	$(1,838)	$(186)	$(3,077)	$(335)

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was created in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community in Panama City Beach, Florida. The JV parties are currently working together to construct the project. The community is located near the Breakfast Point residential community on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during 2020, the Company contributed mitigation bank credits of $0.4 million and cash of $4.9 million and the JV partner contributed $6.9 million of cash. As of June 30, 2021 and December 31, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of June 30, 2021 and December 31, 2020, $26.4 million and $8.8 million, respectively, was outstanding on the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

	June 30,	December 31,
	2021	2020
BALANCE SHEET:
Investment in real estate	$47,627	$29,085
Cash and cash equivalents	52	15
Other assets	16	—
Total assets	$47,695	$29,100

Debt, net	$26,043	$8,378
Other liabilities	4,419	3,439
Equity	17,233	17,283
Total liabilities and equity	$47,695	$29,100

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$21	$—	$21	$—
Total expenses	68	—	71	—
Net loss	$(47)	$—	$(50)	$—

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was created in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community in Watersound, Florida. The three JV parties are currently working together to construct the project. The community is located near the Watersound Origins residential community on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. The project is currently under development with no income or loss impacting the condensed consolidated statements of income for the three and six months ended June 30, 2021. As of June 30, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Watersound Fountains Independent Living JV is as follows:

June 30,
2021
BALANCE SHEET:
Investment in real estate	$7,517
Cash and cash equivalents	6,740
Other assets	208
Total assets	$14,465

Other liabilities	$509
Equity	13,956
Total liabilities and equity	$14,465

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. The hotel opened in May 2020. As of June 30, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	June 30,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$17,242	$17,946
Cash and cash equivalents	3,259	1,705
Other assets	161	483
Total assets	$20,662	$20,134

Debt, net	$13,977	$14,090
Other liabilities	1,660	1,745
Equity	5,025	4,299
Total liabilities and equity	$20,662	$20,134

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$2,284	$533	$3,221	$533
Expenses:
Cost of revenue	816	275	1,251	275
Other operating expenses	79	37	157	37
Depreciation and amortization	358	199	717	199
Total expenses	1,253	511	2,125	511
Operating income	1,031	22	1,096	22
Interest expense	(193)	(34)	(351)	(34)
Net income (loss)	$838	$(12)	$745	$(12)

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. Construction of the fuel station and convenience store was completed in June 2020. As of June 30, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	June 30,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$8,313	$8,466
Cash and cash equivalents	537	227
Other assets	887	717
Total assets	$9,737	$9,410

Debt, net	$6,394	$6,532
Other liabilities	487	506
Equity	2,856	2,372
Total liabilities and equity	$9,737	$9,410

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$4,806	$—	$7,598	$—
Expenses:
Cost of revenue	3,779	—	6,026	—
Other operating expenses	555	43	1,017	49
Depreciation and amortization	116	—	231	—
Total expenses	4,450	43	7,274	49
Operating income (loss)	356	(43)	324	(49)
Other (expense) income:
Interest expense	(44)	(11)	(97)	(16)
Other (expense) income, net	(218)	—	256	—
Total other (expense) income	(262)	(11)	159	(16)
Net income (loss)	$94	$(54)	$483	$(65)

Watersound Management JV

Watersound Management, LLC was created in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of $0.1 million. As of June 30, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

Summarized financial information for Watersound Management JV is as follows:

June 30,
2021
BALANCE SHEET:
Cash and cash equivalents	$102
Total assets	$102

Equity	$102
Total liabilities and equity	$102

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
STATEMENTS OF INCOME:
Total revenue	$62	$62
Total expenses	60	60
Net income	$2	$2

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	June 30, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$109,974	$4	$(3)	$109,975

	December 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$47,986	$5	$—	$47,991
Corporate debt securities	60	—	—	60
	48,046	5	—	48,051
Restricted investments:
Short-term bond	1,160	11	—	1,171
	1,160	11	—	1,171
	$49,206	$16	$—	$49,222

During the three months ended June 30, 2021, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $46.0 million and purchases of available-for-sale securities were $108.0 million.

During the three months ended June 30, 2020, there were no realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2020, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $7.0 million and purchases of available-for sale securities were $56.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	June 30, 2021				December 31, 2020
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$75,987	$3	$—	$—	$—	$—	$—	$—

As of June 30, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of December 31, 2020, the Company did not have unrealized losses related to investments – debt securities. As of June 30, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$109,974	$109,975

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of June 30, 2021, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 43.72% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$5,348	$—	$—	$5,348
	5,348	—	—	5,348

Investments - debt securities:
U.S. Treasury Bills	109,975	—	—	109,975
	109,975	—	—	109,975

Investments - equity securities:
Preferred stock	—	339	—	339
	—	339	—	339
	$115,323	$339	$—	$115,662

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,973	$—	$—	$10,973
U.S. Treasury Bills	78,991	—	—	78,991
	89,964	—	—	89,964

Investments - debt securities:
U.S. Treasury Bills	47,991	—	—	47,991
Corporate debt securities	—	60	—	60
	47,991	60	—	48,051

Investments - equity securities:
Preferred stock	—	2,623	—	2,623
	—	2,623	—	2,623

Restricted investments:
Short-term bond	1,171	—	—	1,171
	1,171	—	—	1,171
	$139,126	$2,683	$—	$141,809

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

Liabilities measured at fair value on a recurring basis are as follows:

		June 30, 2021
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,027	$—	$1,027
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	609	—	609
		$—	$1,636	$—	$1,636

		December 31, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,172	$—	$1,172
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	821	—	821
		$—	$1,993	$—	$1,993

In June 2019 the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million. As of June 30, 2021 and December 31, 2020, the interest rate swap was recorded at its estimated fair value, based on Level 2 measurements, of $1.0 million and $1.2 million, respectively, and is included within other liabilities on the condensed consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company reclassified a loss of less than $0.1 million out of other comprehensive (loss) income into interest expense during each the three and six months ended June 30, 2021. The Company did not reclassify any amounts out of other comprehensive (loss) income into interest expense during the three and six months ended June 30, 2020. See Note 10. Debt for additional information.

In January 2019 the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method, entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt of $14.3 million. As of June 30, 2021 and December 31, 2020, the interest rate swap was recorded at the Company’s proportionate share of its estimated fair value, based on Level 2 measurements, of $0.6 million and $0.8 million, respectively, and is included within investment in unconsolidated joint ventures on the condensed consolidated balance sheets. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company reclassified a loss of $0.1 million out of other comprehensive (loss) income into equity in loss from unconsolidated affiliates during each the three and six months ended June 30, 2021. The Company did not reclassify any amounts out of other comprehensive (loss) income into equity in loss from unconsolidated affiliates during the three and six months ended June 30, 2020. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and six months ended June 30, 2021 and 2020. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2021			December 31, 2020
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$5,428	$5,869	1	$5,759	$6,363	1
Liabilities
Debt
Fixed-rate debt	$121,273	$126,059	2	$114,125	$116,509	2
Variable-rate debt	64,684	64,684	2	47,293	47,293	2
Total debt	$185,957	$190,743		$161,418	$163,802
Senior Notes held by SPE	$177,426	$208,545	3	$177,289	$216,363	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2021, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $5.4 million and cash of $0.4 million. The Senior Notes held by Northwest

Florida Timber Finance, LLC as of June 30, 2021, consist of $177.4 million, net of the $2.6 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three and six months ended June 30, 2021, $0.4 million of business interruption proceeds were received related to the marinas, which are included within the cost of hospitality revenue on the condensed consolidated statements of income. During the three months ended June 30, 2020, no insurance proceeds were received related to business interruption. During the six months ended June 30, 2020, $0.7 million of business interruption insurance proceeds were received related to the Pier Park Crossings JV, which are included within the cost of leasing revenue on the condensed consolidated statements of income. Costs incurred due to business interruption at the marinas are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will continue to incur costs for employee retention and property maintenance.

During the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.4 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million. During the three and six months ended June 30, 2020, the Company did not recognize any gain on insurance recovery, but incurred loss from hurricane damage of $0.4 million and $0.5 million, respectively. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the condensed consolidated statements of income.

8. Leases

Leasing revenue consists of rental revenue from multi-family, senior living, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2036, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing revenue
Lease payments	$5,156	$3,772	$9,637	$7,154
Variable lease payments	1,215	1,135	2,329	2,052
Total leasing revenue	$6,371	$4,907	$11,966	$9,206

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2021, for the years ending December 31 are:

2021	$9,629
2022	13,342
2023	9,932
2024	8,072
2025	5,273
Thereafter	14,878
$61,126

As of June 30, 2021, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$28	$13	$55	$25
Interest on lease liability	4	2	9	5
Operating lease cost	79	72	156	137
Short-term lease cost	550	277	743	351
Total lease cost	$661	$364	$963	$518

Other information
Weighted-average remaining lease term - finance lease (in years)			3.9	4.1
Weighted-average remaining lease term - operating leases (in years)			3.6	2.6
Weighted-average discount rate - finance lease			4.5%	5.0%
Weighted-average discount rate - operating leases			4.9%	5.0%

The aggregate payments of finance lease liability subsequent to June 30, 2021, for the years ending December 31 are:

2021	$62
2022	126
2023	126
2024	79
2025	42
Thereafter	2
Total	437
Less imputed interest	(33)
Total finance lease liability	$404

The aggregate payments of operating lease liabilities subsequent to June 30, 2021, for the years ending December 31 are:

2021	$151
2022	261
2023	220
2024	108
2025	51
Thereafter	281
Total	1,072
Less imputed interest	(209)
Total operating lease liabilities	$863

9. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2021	2020
Restricted investments	$—	$1,171
Investments - equity securities	339	2,623
Accounts receivable, net	13,354	10,791
Homesite sales receivable	7,175	5,675
Notes receivable, net	15,585	10,877
Inventory	2,520	2,026
Prepaid expenses	7,581	7,135
Straight-line rent	2,702	3,174
Operating lease right-of-use assets	863	808
Other assets	6,613	5,743
Retained interest investments	13,331	12,905
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$73,001	$65,866

Restricted Investments

As of December 31, 2020, the Company’s restricted investments were related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s condensed consolidated balance sheets until they were allocated to 401(k) plan participants. The final allocation of the assets occurred in March 2021. During both the six months ended June 30, 2021 and 2020, the Company recorded an expense of $1.2 million for the fair value of the assets, less expenses, that were allocated to participants. Refer to Note 6. Financial Instruments and Fair Value Measurements.

Investments - Equity Securities

As of June 30, 2021 and December 31, 2020, investments - equity securities included $0.3 million and $2.6 million, respectively, of preferred stock investments recorded at fair value. During the three and six months ended June 30, 2021, the Company recognized $0.5 million and $1.1 million, respectively, of unrealized loss on investments related to equity securities still held as of June 30, 2021. During the three and six months ended June 30, 2020, the Company recognized less than $0.1 million and $4.8 million, respectively, of unrealized loss on investments related to equity securities still held as of June 30, 2020. These amounts were included within investment income, net on the condensed consolidated statements of income.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include receivables related to certain homesite sales, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of both June 30, 2021 and December 31, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. During the six months ended June 30, 2021, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2021	for Homesites Sold	Received/Transferred	June 30, 2021
Homesite sales receivable	$5,675	$3,462	$(1,962)	$7,175

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	June 30, 2020
Homesite sales receivable	$5,211	$1,075	$(1,367)	$4,919

Notes Receivable, Net

Notes receivable, net consists of the following:

	June 30,	December 31,
	2021	2020
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$7,565	$2,714
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due June 2021 through May 2023	7,336	7,544
Interest bearing notes with JV partners, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039 through July 2039	551	556
Non-interest bearing note with a tenant for tenant improvements, due October 2025	80	—
Various mortgage notes, secured by certain real estate, bearing interest at rates of 5.2% to 6.7%, due December 2022 through November 2023	53	63
Total notes receivable, net	$15,585	$10,877

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

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting date. As of both June 30, 2021 and December 31, 2020, notes receivable were presented net of allowance for credit losses of $0.1 million. As of June 30, 2021 and December 31, 2020, accrued interest receivable was $0.4 million and $0.2 million, respectively, and is included within other assets on the condensed consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2021 and December 31, 2020. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.5 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $13.3 million and $12.9 million as of June 30, 2021 and December 31, 2020, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	June 30, 2021			December 31, 2020
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$44,080	$281	$43,799	$44,568	$314	$44,254
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 4.0%	35,895	1,065	34,830	36,084	1,079	35,005
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	34,596	300	34,296	27,179	351	26,828
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% and swapped to a fixed rate of 4.4%	19,292	334	18,958	18,066	284	17,782
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.1% (effective rate of 2.2% at June 30, 2021)	17,390	173	17,217	15,921	198	15,723
Airport Hotel Loan, due March 2025, bearing interest at LIBOR plus 2.0%, with a floor rate of 3.0% (effective rate of 3.0% at June 30, 2021)	12,629	148	12,481	3,548	168	3,380
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	5,349	—	5,349	6,294	—	6,294
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at June 30, 2021)	5,305	56	5,249	5,421	59	5,362
Self-Storage Facility Loan, due November 2025, bearing interest at LIBOR plus 2.5%, with a floor rate of 3.0% (effective rate of 3.0% at June 30, 2021)	3,129	79	3,050	—	—	—
Breakfast Point Hotel Loan, due November 2042, bearing interest at LIBOR plus 2.8%, with a floor rate of 3.8% (effective rate of 3.8% at June 30, 2021)	2,705	196	2,509	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at June 30, 2021)	1,518	16	1,502	1,545	17	1,528
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at June 30, 2021)	1,414	11	1,403	1,458	12	1,446
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at June 30, 2021)	1,302	19	1,283	1,334	21	1,313
The Lodge 30A JV Loan, due January 2028, bearing interest at 3.8%	1,353	193	1,160	—	—	—
Total debt	$185,957	$2,871	$183,086	$161,418	$2,503	$158,915

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

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. A prepayment premium is due to the lender of 1.0% - 9.0% of any prepaid principal through June 30, 2030. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”) to finance the construction of apartments in Watersound, Florida. The Watersound Origins Crossings JV Loan provides for interest only payments for the first thirty-two months and principal and interest payments thereafter with a final balloon payment at maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.37%.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, the Company’s liability under the PPC II JV Loan was reduced to 50% of the principal amount upon satisfaction of final advance conditions in April 2021 and will be reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $14.5 million and $15.8 million as of June 30, 2021 and December 31, 2020, respectively. The Company pays interest on this total outstanding CDD debt.

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

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. As of June 30, 2021 and December 31, 2020, there was no principal balance and the Company had incurred $1.1 million of loan costs related to the Pier Park Resort Hotel JV Loan.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “Star Avenue Apartments Loan”). The Star Avenue Apartments Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The Star Avenue Apartments Loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, that would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The Star Avenue Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Star Avenue Apartments Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Star Avenue Apartments Loan. As guarantor, the Company’s liability under the Star Avenue Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. As of June 30, 2021, there was no principal balance and the Company had incurred $0.3 million of loan costs related to the Star Avenue Apartments Loan.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million construction loan to finance the construction of the Camp Creek Inn and amenity center in Watersound, Florida (the “Camp Creek Inn Loan”). The Camp Creek Inn Loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The Camp Creek Inn Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Camp Creek Inn Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Camp Creek Inn Loan. As guarantor, the Company’s liability under the Camp Creek Inn Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. As of June 30, 2021, there was no principal balance and the Company had incurred $0.4 million of loan costs related to the Camp Creek Inn Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both June 30, 2021 and December 31, 2020, the Company was in compliance with the financial debt covenants.

The aggregate maturities of debt subsequent to June 30, 2021, for the years ending December 31 are:

June 30,
2021
2021	$948
2022	3,500
2023	5,145
2024	54,522
2025	57,588
Thereafter	64,254
$185,957

11. Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$30,257	$25,376
Finance lease liability	404	316
Operating lease liabilities	863	808
Accrued compensation	2,968	3,337
Other accrued liabilities	10,850	6,892
Deferred revenue	15,573	16,632
Club initiation fees	16,214	10,716
Club membership deposits	3,791	3,764
Advance deposits	3,744	1,344
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$87,514	$72,035

Accounts payable as of June 30, 2021 and December 31, 2020, includes payables for projects under development and construction.

Other accrued liabilities include $2.8 million and $0.1 million of accrued property taxes as of June 30, 2021 and December 31, 2020, respectively, which are generally paid annually in November.

Deferred revenue as of both June 30, 2021 and December 31, 2020, includes $11.5 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

Club Initiation Fees
Balance as of January 1, 2021	$10,716
New club memberships	7,478
Revenue from amounts included in contract liability opening balance	(1,612)
Revenue from current period new memberships	(368)
Balance as of June 30, 2021	$16,214

Club Initiation Fees
Balance as of January 1, 2020	$6,917
New club memberships	1,686
Revenue from amounts included in contract liability opening balance	(1,104)
Revenue from current period new memberships	(70)
Balance as of June 30, 2020	$7,429

Remaining performance obligations represent contracted revenue that has not been recognized, which include club initiation fees. As of June 30, 2021, remaining performance obligations were $16.2 million, of which the Company expects to recognize as revenue $1.9 million in less than 1 year, $7.0 million in 1-3 years, $5.2 million in 3-5 years and $2.1 million after 5 years.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2021 and 2020, to pre-tax income as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Tax at the federal statutory rate	$6,704	$5,273	$7,596	$4,847
State income taxes (net of federal benefit)	1,124	884	1,274	813
Tax credits	(93)	(251)	(93)	(251)
Other	(36)	1	(26)	3
Total income tax expense	$7,699	$5,907	$8,751	$5,412

As of June 30, 2021 and December 31, 2020, the Company had income tax payable of $2.6 million and $2.7 million, respectively, included within other liabilities on the condensed consolidated balance sheets.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of either June 30, 2021 or December 31, 2020.

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

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive income (loss), which is presented net of tax:

	Unrealized Gain (Loss)	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedge	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$16	$(1,488)	$(1,472)
Other comprehensive (loss) income before reclassifications	(4)	182	178
Amounts reclassified from accumulated other comprehensive income (loss)	(11)	84	73
Other comprehensive (loss) income	(15)	266	251
Accumulated other comprehensive income (loss) at June 30, 2021	$1	$(1,222)	$(1,221)

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended June 30, 2021
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(3)	$1	$(2)
Interest rate swap	(48)	12	(36)
Interest rate swap - unconsolidated affiliate	(46)	12	(34)
Reclassification adjustment for net loss included in earnings	82	(21)	61
Net unrealized loss	(15)	4	(11)
Other comprehensive loss	$(15)	$4	$(11)

	Three Months Ended June 30, 2020
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$106	$(27)	$79
Unrealized gain on restricted investments	15	(4)	11
Interest rate swap	(137)	35	(102)
Interest rate swap - unconsolidated affiliate	(841)	213	(628)
Net unrealized loss	(857)	217	(640)
Other comprehensive loss	$(857)	$217	$(640)

	Six Months Ended June 30, 2021
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(5)	$1	$(4)
Interest rate swap	109	(27)	82
Interest rate swap - unconsolidated affiliate	134	(34)	100
Reclassification adjustment for net loss included in earnings	98	(25)	73
Net unrealized gain	336	(85)	251
Other comprehensive income	$336	$(85)	$251

	Six Months Ended June 30, 2020
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$106	$(27)	$79
Unrealized loss on restricted investments	5	(2)	3
Interest rate swap	(866)	220	(646)
Interest rate swap - unconsolidated affiliate	(841)	213	(628)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(1,600)	405	(1,195)
Other comprehensive loss	$(1,600)	$405	$(1,195)

14. Stockholders’ Equity

Dividends

During the three and six months ended June 30, 2021, the Company paid a cash dividend of $0.08 and $0.16, respectively, per share on the Company’s common stock for a total of $4.7 million and $9.4 million, respectively. The Company did not pay cash dividends during the three and six months ended June 30, 2020.

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the six months ended June 30, 2021, the Company did not repurchase shares of its common stock outstanding. During the six months ended June 30, 2020, the Company repurchased 532,034 shares of its common stock at an average purchase price of $16.54, per share, for an aggregate purchase price of $8.8 million, pursuant to its Stock Repurchase Program. As of June 30, 2021, the Company had a total authority of $77.4 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees

During the three and six months ended June 30, 2021 and 2020, the Company did not issue any common stock for director’s fees. On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

During the three and six months ended June 30, 2021, the Company did not have expense related to restricted stock awards to the Company’s directors. During the three and six months ended June 30, 2020, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended June 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$32,528	$—	$8,176	$359	$41,063
Hospitality revenue	176	22,451	—	—	22,627
Leasing revenue	56	12	6,284	19	6,371
Timber revenue	—	—	2,178	—	2,178
Total revenue	$32,760	$22,463	$16,638	$378	$72,239

Timing of Revenue Recognition:
Recognized at a point in time	$32,704	$17,741	$10,354	$359	$61,158
Recognized over time	—	4,710	—	—	4,710
Over lease term	56	12	6,284	19	6,371
Total revenue	$32,760	$22,463	$16,638	$378	$72,239

	Three Months Ended June 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$14,002	$—	$2,322	$1,231	$17,555
Hospitality revenue	70	11,495	—	—	11,565
Leasing revenue	55	3	4,849	—	4,907
Timber revenue	—	—	2,055	—	2,055
Total revenue	$14,127	$11,498	$9,226	$1,231	$36,082

Timing of Revenue Recognition:
Recognized at a point in time	$14,072	$8,780	$4,377	$1,231	$28,460
Recognized over time	—	2,715	—	—	2,715
Over lease term	55	3	4,849	—	4,907
Total revenue	$14,127	$11,498	$9,226	$1,231	$36,082

	Six Months Ended June 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$53,067	$—	$8,211	$838	$62,116
Hospitality revenue	257	35,437	—	—	35,694
Leasing revenue	97	20	11,831	18	11,966
Timber revenue	—	—	3,769	—	3,769
Total revenue	$53,421	$35,457	$23,811	$856	$113,545

Timing of Revenue Recognition:
Recognized at a point in time	$53,324	$26,882	$11,980	$838	$93,024
Recognized over time	—	8,555	—	—	8,555
Over lease term	97	20	11,831	18	11,966
Total revenue	$53,421	$35,457	$23,811	$856	$113,545

	Six Months Ended June 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$16,956	$—	$5,087	$1,319	$23,362
Hospitality revenue	132	18,044	—	—	18,176
Leasing revenue	78	5	9,123	—	9,206
Timber revenue	—	—	3,911	—	3,911
Total revenue	$17,166	$18,049	$18,121	$1,319	$54,655

Timing of Revenue Recognition:
Recognized at a point in time	$17,088	$12,767	$8,998	$1,319	$40,172
Recognized over time	—	5,277	—	—	5,277
Over lease term	78	5	9,123	—	9,206
Total revenue	$17,166	$18,049	$18,121	$1,319	$54,655

16. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Investment income, net
Interest and dividend income	$1	$67	$13	$1,111
Accretion income	26	30	38	47
Net realized gain (loss) on the sale of investments	—	—	17	(48)
Unrealized loss on investments, net	(960)	(142)	(2,010)	(4,903)
Interest income from investments in SPEs	2,029	2,045	4,072	4,091
Interest earned on notes receivable and other interest	191	55	352	148
Total investment income, net	1,287	2,055	2,482	446
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,206)	(2,203)	(4,412)	(4,405)
Other interest expense	(1,648)	(1,187)	(3,113)	(2,329)
Total interest expense	(3,854)	(3,390)	(7,525)	(6,734)
Gain on contribution to equity method investment	3,169	15,338	3,290	19,616
Other income (expense), net
Accretion income from retained interest investments	376	340	737	685
Gain on insurance recovery	518	—	1,384	—
Loss from hurricane damage	(8)	(447)	(15)	(502)
Miscellaneous income, net	86	246	160	210
Other income, net	972	139	2,266	393
Total other income, net	$1,574	$14,142	$513	$13,721

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

During the three months ended June 30, 2021 and 2020, the Company capitalized $0.3 million and $0.2 million, respectively, in interest related to projects under development or construction. During the six months ended June 30, 2021 and 2020, the Company capitalized $0.7 million and $0.3 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contribution to Equity Method Investment

Gain on contribution to equity method investment for the three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. The three and six months ended June 30, 2021, also includes a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to equity method investment for the three and six months ended June 30, 2020, includes a gain of $15.3 million on land contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The six months ended June 30, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

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

During the three and six months ended June 30, 2021, the Company had a gain on insurance recovery of $0.5 million and $1.4 million, respectively, and incurred loss from hurricane damage less than $0.1 million, during each period, related to Hurricane Michael. During the three and six months ended June 30, 2020, the Company did not have any gain on insurance recovery, but incurred $0.4 million and $0.5 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

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

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating revenue:
Residential	$32,760	$14,127	$53,421	$17,166
Hospitality	22,463	11,498	35,457	18,049
Commercial	16,638	9,226	23,811	18,121
Other	378	1,231	856	1,319
Consolidated operating revenue	$72,239	$36,082	$113,545	$54,655

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential (a)	$19,469	$21,602	$28,064	$22,006
Hospitality	5,421	2,411	5,705	153
Commercial (b) (c)	10,361	3,446	10,377	11,400
Other	(2,927)	(2,210)	(7,344)	(10,057)
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$32,324	$25,249	$36,802	$23,502

(a)	The three and six months ended June 30, 2020, includes a gain of $15.3 million on land contributed to the Latitude Watersound Margaritaville JV. See Note 4. Joint Ventures and Note 16. Other Income, Net for additional information.
(b)	The three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to the Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 16. Other Income, Net for additional information.
(c)	The six months ended June 30, 2020, includes a gain of $3.9 million on land contributed to the Sea Sound Apartments JV. See Note 4. Joint Ventures and Note 16. Other Income, Net for additional information.

	June 30,	December 31,
	2021	2020
Total assets:
Residential	$191,489	$172,610
Hospitality	190,793	146,724
Commercial	354,552	332,649
Other	365,171	385,341
Total assets	$1,102,005	$1,037,324

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.7 million as of June 30, 2021 and December 31, 2020. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of June 30, 2021 and December 31, 2020, $7.6 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of June 30, 2021 and December 31, 2020, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $22.7 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $6.3 million and $6.6 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2021, the Company had a total of $222.4 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan is 50.0% and will be reduced to 25.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.21%. As of June 30, 2021 and December 31, 2020, $14.3 million and $14.4 million, respectively, was outstanding on the Pier Park TPS JV Loan.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender through substantial completion, which occurred in June 2020. The Company’s liability as guarantor under the loans upon substantial completion was reduced to 50.0% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.68%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.08%. As of June 30, 2021 and December 31, 2020, $5.3 million and $5.4 million, was outstanding on the Busy Bee JV Construction Loan. As of June 30, 2021 and December 31, 2020, $1.1 million and $1.2 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million construction loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.25%. The Latitude Margaritaville Watersound JV Loan provides for monthly interest payments with a final balloon payment at maturity in November 2023. The Latitude Margaritaville Watersound JV Loan includes annual maturity extension rights for a total of three additional years, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of June 30, 2021 and December 31, 2020, $3.6 million and $0.6 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million construction loan (the “Watersound Fountains JV Loan”). The Watersound Fountains JV Loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The Watersound Fountains JV Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The Watersound Fountains JV Loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, that would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The Watersound Fountains JV Loan is secured by the real property, assignment of rents, leases, deposits, licenses, permits, contracts and construction and development documents and the security interest in the personal property, rents and management agreement. In connection with the Watersound Fountains JV Loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the Watersound Fountains JV Loan will be reduced to 50.0% of the principal amount upon issuance of the certificate of occupancy and reduced to 25.0% and a further 0.0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and will receive a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of June 30, 2021, there was no principal balance outstanding on the Watersound Fountains JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both June 30, 2021 and December 31, 2020. As of both June 30, 2021 and December 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

19. Subsequent Event

On July 28, 2021, the Company’s Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock, payable on September 10, 2021 to shareholders of record at the close of business on August 13, 2021.

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

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the expected return over its life.

COVID-19 Pandemic Update

Our business and results of operations improved in the first half of 2021 relative to the first half of 2020 as a result of several positive trends, including the global response to the COVID-19 outbreak, which was declared a pandemic in March 2020. While the economic recovery following containment and mitigation measures of COVID-19 is still ongoing, demand across our segments remains strong. We believe this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and world class amenities, as well as the evolving flexibility in the workplace.

Despite our positive results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic remains unknown, and we could experience material declines within each of our reportable segments in one or more periods in 2021 and beyond compared to the historical norms. We have taken measures and may be required to take additional measures in the future, in response to the pandemic. For example, beginning in mid-March 2020, in response to federal, state and local orders and guidelines, we took a number of protective measures, including temporarily closing the WaterColor Inn, WaterSound Inn and The Pearl Hotel for overnight guests, closing retail outlets and beach clubs, closing or limiting restaurant activities at our food and beverage operations to pick up only (and in certain locations, local delivery), implementing cost reduction measures and “work from home” policies. Our hospitality assets gradually reopened in May 2020, but could be ordered to close again. We will continue to monitor the potential impacts and evaluate each new project day-by-day and phase-by-phase and take prudent measures and respond as needed based on market conditions.

For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A. Risk Factors within our 2020 Annual Report.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Operating Revenue
Residential	45.4%	39.1%	47.0%	31.4%
Hospitality	31.1%	31.9%	31.2%	33.0%
Commercial	23.0%	25.6%	21.0%	33.2%
Other	0.5%	3.4%	0.8%	2.4%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

For more information regarding our reportable segments, see Note 17. Segment Information of our condensed consolidated financial statements included in this quarterly report.

Residential Segment

Our residential real estate segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. Our residential real estate segment also evaluates opportunities to develop and build attached and detached homes for rent or sale to retail consumers, as well as opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

Watersound Origins, Watersound Camp Creek, Breakfast Point, Titus Park, College Station, Park Place, Mexico Beach, WindMark Beach and SouthWood are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and retail customers on a limited basis.

SummerCamp Beach and RiverCamps have homesites available for sale and lands for future development. WaterColor and Wild Heron are substantially developed, with remaining homesites in these communities available for sale.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community under development and construction in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of June 30, 2021, the unconsolidated Latitude Margaritaville Watersound JV had 185 homes under contract, which are expected to result in revenue of approximately $68.6 million at closing of the homes.

Planned residential projects of Ward Creek and other Watersound communities are in the planning and engineering stages of development.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point (b)	Bay County, FL	235	83	1,202	1,520
College Station	Bay County, FL	71	83	235	389
East Lake Powell (c)	Bay County, FL	—	—	360	360
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	629	344	2,527	3,500
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	64	101	211	376
RiverCamps (c)	Bay County, FL	58	—	149	207
SouthWood (f)	Leon County, FL	42	172	994	1,208
SummerCamp Beach (b)	Franklin County, FL	89	—	271	360
Titus Park	Bay County, FL	320	144	650	1,114
Watersound (d)	Walton County, FL	—	115	5,781	5,896
Watersound Camp Creek (f)	Walton County, FL	202	—	—	202
Watersound Origins (f)	Walton County, FL	272	468	—	740
Watersound Origins Townhomes (f)	Walton County, FL	64	—	—	64
Ward Creek (d)	Bay County, FL	—	593	1,007	1,600
WaterColor Park District	Walton County, FL	15	—	—	15
Wild Heron	Bay County, FL	16	—	—	16
WindMark Beach (f)	Gulf County, FL	312	—	966	1,278
Total Homesites		2,463	2,199	14,710	19,372
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV plans to build and sell homes in this community.
(f)	Development of Regional Impact (“DRI”).

As of June 30, 2021, we had 1,349 residential homesites under contract with 14 different local, regional and national homebuilders, which are expected to result in revenue of approximately $129.0 million at closing of the homesites, which are expected over the next several years. As of June 30, 2020, we had 869 residential homesites under contract, which were expected to result in revenue of approximately $83.2 million. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of June 30, 2021, in addition to the 1,349 homesites in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 185 homes under contract, which together with the 1,349 homesites are expected to result in revenue of approximately $197.6 million at closing of the homesites and homes.

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

We own and operate the award-winning WaterColor Inn (which includes the Fish Out of Water restaurant), the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) the WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club, (ii) management of The Pearl Hotel, (iii) short-term vacation rentals, (iv) food and beverage operations and (v) merchandise sales. The WaterColor Inn, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees. Management services expenses consist primarily of internal administrative costs. Hotel operations and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We are in the process of constructing an Embassy Suites by Hilton hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor; a HomeWood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida; the waterfront Hotel Indigo and standalone restaurant in Panama City, Florida’s downtown waterfront district; and The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida. Once complete, we will manage the day-to-day operations of all planned hotels and restaurants. In late June 2021, we completed construction of a Hilton Garden Inn near Northwest Florida Beaches International Airport. The hotel became operational in July of 2021.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn	Walton County, FL	60	—	60
WaterSound Inn	Walton County, FL	11	—	11
TownePlace Suites by Marriott Panama City Beach Pier Park (b)	Bay County, FL	124	—	124
Total operational rooms		195	—	195

Managed
The Pearl Hotel (c)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (d)	Bay County, FL	—	255	255
Hilton Garden Inn Panama City Airport (e)	Bay County, FL	143	—	143
HomeWood Suites by Hilton Panama City Beach	Bay County, FL	—	131	131
Hotel Indigo	Bay County, FL	—	124	124
The Lodge 30A (d)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		143	670	813
Total rooms		393	670	1,063
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel is operated by our JV partner and opened in May 2020. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our Commercial segment.
(c)	The hotel is owned by a third party, but is operated by us.
(d)	Under development with our JV partner.
(e)	The hotel received a certificate of occupancy in late June 2021 and opened on July 8, 2021.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We also lease land for hunting, rock quarrying and other uses. The commercial segment also manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products, such as fill dirt.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 667 apartment units and 148 senior living units, in addition to the 450 apartment units and 107 senior living units that have recently been completed.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. In addition to Pier Park Crossings, we have three apartment communities under construction. Watersound Origins Crossings, planned for 217 units, with 90 units completed as of June 30, 2021, is adjacent to the Watersound Town Center in Watersound, Florida. Sea Sound apartments, an unconsolidated JV planned for 300 units, is located in Panama City Beach, Florida near the Breakfast Point residential community. Star Avenue apartments, planned for 240 units, is located in Panama City, Florida. Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Origins residential community in Watersound, Florida.

Our leasing portfolio consists of approximately 906,000 square feet of leasable space for mixed-use, retail, industrial, office and medical uses. Within the leasing portfolio, our mixed-use lease space totals approximately 132,000 square feet. It consists primarily of WaterColor Town Center, WindMark Beach Town Center, WaterSound Gatehouse, WaterColor Crossings and various flex-space buildings. Our retail lease space totals approximately 352,000 square feet. It consists primarily of Pier Park North JV and other leasable properties. Our industrial lease space totals approximately 304,000 square feet, primarily located at VentureCrossings. Our office lease space consists of approximately 96,000 square feet, primarily located in the Beckrich Office Park in Panama City Beach, Florida. Our current medical leased space consists of approximately 22,000 square feet. It consists of a medical clinic at the Watersound Town Center and medical space at Beckrich Office Park. Through separate unconsolidated JVs, other commercial properties include a 124 room TownePlace Suites by Marriott operated by our JV partner in Panama City Beach, Florida and a Busy Bee branded fuel station and convenience store operated by our JV partner in Panama City Beach, Florida.

We have other commercial projects under construction. These include a Publix supermarket totaling approximately 50,000 square feet, in-line space totaling approximately 12,000 square feet, a self-storage facility totaling approximately 71,000 square feet and a new multi-tenant commercial building in the Watersound Town Center totaling approximately

18,500 square feet. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies during the first six months of 2021, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	In millions
Revenue:
Real estate revenue	$41.0	$17.6	$62.1	$23.4
Hospitality revenue	22.6	11.6	35.7	18.2
Leasing revenue	6.4	4.9	11.9	9.2
Timber revenue	2.2	2.0	3.8	3.9
Total revenue	72.2	36.1	113.5	54.7
Expenses:
Cost of real estate revenue	14.1	7.3	24.6	9.0
Cost of hospitality revenue	15.4	8.2	26.9	15.6
Cost of leasing revenue	2.5	1.3	5.2	1.9
Cost of timber revenue	0.2	0.2	0.4	0.4
Other operating and corporate expenses	5.1	5.0	12.1	11.9
Depreciation, depletion and amortization	4.2	3.0	8.0	6.1
Total expenses	41.5	25.0	77.2	44.9
Operating income	30.7	11.1	36.3	9.8
Other income (expense):
Investment income, net	1.3	2.0	2.5	0.4
Interest expense	(3.9)	(3.4)	(7.5)	(6.7)
Gain on contribution to equity method investment	3.2	15.3	3.3	19.6
Other income, net	1.0	0.2	2.2	0.4
Total other income, net	1.6	14.1	0.5	13.7
Income before equity in loss from unconsolidated affiliates and income taxes	32.3	25.2	36.8	23.5
Equity in loss from unconsolidated affiliates	(0.6)	(0.1)	(1.1)	(0.2)
Income tax expense	(7.7)	(5.9)	(8.7)	(5.4)
Net income	$24.0	$19.2	$27.0	$17.9

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	% (a)	2020	% (a)	2021	% (a)	2020	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$32.5	79.3%	$14.0	79.5%	$53.1	85.5%	$17.0	72.6%
Commercial and rural real estate revenue	8.2	20.0%	2.3	13.1%	8.2	13.2%	5.1	21.8%
Other revenue	0.3	0.7%	1.3	7.4%	0.8	1.3%	1.3	5.6%
Real estate revenue	$41.0	100.0%	$17.6	100.0%	$62.1	100.0%	$23.4	100.0%

Gross profit:
Residential real estate	$20.3	62.5%	$7.7	55.0%	$30.6	57.6%	$9.5	55.9%
Commercial and rural real estate	6.5	79.3%	1.5	65.2%	6.6	80.5%	3.7	72.5%
Other	0.1	33.3%	1.1	84.6%	0.3	37.5%	1.2	92.3%
Gross profit	$26.9	65.6%	$10.3	58.5%	$37.5	60.4%	$14.4	61.5%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2021, residential real estate revenue increased $18.5 million to $32.5 million, as compared to $14.0 million during the same period in 2020. During the three months ended June 30, 2021, residential real estate gross profit increased $12.6 million to $20.3 (or gross margin of 62.5%), as compared to $7.7 million (or gross margin of 55.0%) during the same period in 2020. During the three months ended June 30, 2021, we sold 172 homesites and had no unimproved residential land sales, compared to 122 homesites and an unimproved residential land sale of $1.3 million during the same period in 2020. During the three months ended June 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $164,000 and $86,000, respectively, due to the mix of sales from different communities.

During the six months ended June 30, 2021, residential real estate revenue increased $36.1 million to $53.1 million, as compared to $17.0 million during the same period in 2020. During the six months ended June 30, 2021, residential real estate gross profit increased $21.1 million to $30.6 (or gross margin of 57.6%), as compared to $9.5 million (or gross margin of 55.9%) during the same period in 2020. During the six months ended June 30, 2021, we sold 375 homesites, two homes and had unimproved residential land sales of $0.1 million, compared to 141 homesites, no home sales and had an unimproved residential land sale of $1.3 million during the same period in 2020. During the six months ended June 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $115,000 and $89,000, respectively, due to the mix of sales from different communities. The revenue and gross profit for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended June 30, 2021, we had seven commercial and rural real estate sales totaling approximately 112 acres for $8.2 million, resulting in a gross profit margin of approximately 79.3%. During the three months ended June 30, 2020, we had seven commercial and rural real estate sales totaling approximately 120 acres for $2.3 million, resulting in a gross profit margin of approximately 65.2%.

During the six months ended June 30, 2021, we had eight commercial and rural real estate sales totaling approximately 113 acres for $8.2 million, resulting in a gross profit margin of approximately 80.5%. During the six months ended June 30, 2020, we had twelve commercial and rural real estate sales totaling approximately 201 acres for $5.1 million, resulting in a gross profit margin of approximately 72.5%. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title fee revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Hospitality revenue	$22.6	$11.6	$35.7	$18.2
Gross profit	$7.2	$3.4	$8.8	$2.6
Gross margin	31.9%	29.3%	24.6%	14.3%

Hospitality revenue increased $11.0 million, or 94.8%, to $22.6 million during the three months ended June 30, 2021, as compared to $11.6 million in the same period in 2020. During the three months ended June 30, 2021, the increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region that resulted in an influx of members and guests from new markets. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue during the first half of the prior period. Our hospitality gross margin increased to 31.9% during the three months ended June 30, 2021, compared to 29.3% during the same period in 2020. The increase in gross margin is due to the growth and popularity of the region, as well as management of expenses and labor. The increase in gross margin was also due to $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Hospitality revenue increased $17.5 million, or 96.2%, to $35.7 million during the six months ended June 30, 2021, as compared to $18.2 million in the same period in 2020. During the six months ended June 30, 2021, the increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region and year-round travel that resulted in an influx of members and guests from new markets. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. As of June 30, 2021, Watersound Club had 1,951 members, compared with 1,351 members as of June 30, 2020, an increase of 600 members. Our hospitality gross margin increased to 24.6% during the six months ended June 30, 2021, compared to 14.3% during the same period in 2020. The increase in gross margin is due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as management of expenses and labor. The increase in gross margin was also due to $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Leasing revenue	$6.4	$4.9	$11.9	$9.2
Gross profit	$3.9	$3.6	$6.7	$7.3
Gross margin	60.9%	73.5%	56.3%	79.3%

Leasing revenue increased $1.5 million, or 30.6%, to $6.4 million during the three months ended June 30, 2021, as compared to $4.9 million in the same period in 2020. Leasing revenue increased $2.7 million, or 29.3%, to $11.9 million during the six months ended June 30, 2021, as compared to $9.2 million in the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the three months ended June 30, 2021, to 60.9%, as compared to 73.5% during the same period in 2020 primarily due to start-up and lease-up expenses for new assets in the current period. Leasing gross margin decreased during the six months ended June 30, 2021, to 56.3%, as compared to 79.3% during the same period in 2020, primarily due to start-up and lease-up expenses for new assets in the current period and $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period.

Timber Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Timber revenue	$2.2	$2.0	$3.8	$3.9
Gross profit	$2.0	$1.8	$3.4	$3.5
Gross margin	90.9%	90.0%	89.5%	89.7%

Timber revenue increased $0.2 million, or 10.0%, to $2.2 million during the three months ended June 30, 2021, as compared to $2.0 million in the same period in 2020. The increase is primarily due to the sales mix of different wood products and price increases in the current period, partially offset by a decrease in the sales of fill dirt and other products. There were 97,000 tons of wood products sold during the three months ended June 30, 2021, as compared to 105,000 tons of wood products sold during the same period in 2020.

Timber revenue decreased $0.1 million, or 2.6%, to $3.8 million during the six months ended June 30, 2021, as compared to $3.9 million in the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products. The decrease was partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 173,000 tons of wood products sold during the six months ended June 30, 2021, as compared to 191,000 tons of wood products sold during the same period in 2020.

Other Operating and Corporate Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Employee costs	$2.0	$2.0	$4.6	$4.4
401(k) contribution	—	—	1.2	1.2
Property taxes and insurance	1.3	1.2	2.7	2.4
Professional fees	0.8	0.9	1.6	2.1
Marketing and owner association costs	0.3	0.2	1.0	0.5
Occupancy, repairs and maintenance	0.2	0.3	0.2	0.5
Other miscellaneous	0.5	0.4	0.8	0.8
Total other operating and corporate expenses	$5.1	$5.0	$12.1	$11.9

Other operating and corporate expenses for the three and six months ended June 30, 2021 and 2020, were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.2 million and $1.9 million during the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020, primarily due to new assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) net unrealized gain or loss related to investments - equity securities, (iii) interest income earned on the time deposit held by SPE and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Interest and dividend income	$—	$0.1	$—	$1.1
Unrealized loss on investments, net	(0.9)	(0.1)	(2.0)	(4.9)
Interest income from investments in special purpose entities	2.0	2.0	4.1	4.1
Interest earned on notes receivable and other interest	0.2	—	0.4	0.1
Total investment income, net	$1.3	$2.0	$2.5	$0.4

Investment income, net decreased $0.7 million to $1.3 million for the three months ended June 30, 2021, as compared to $2.0 million for the three months ended June 30, 2020. Investment income, net increased $2.1 million to $2.5 million for the six months ended June 30, 2021, as compared to $0.4 million for the six months ended June 30, 2020. The six months ended June 30, 2021, had interest and dividend income of less than $0.1 million, compared to interest and dividend income of $1.1 million during the prior period. The decrease in interest and dividend income for the three and six months ended June 30, 2021, as compared to the same period in 2020, is primarily due to the change in investments held during the period. The three months ended June 30, 2021, includes unrealized losses related to preferred stock of $0.9 million, compared to $0.1 million during the prior period. The six months ended June 30, 2021, includes unrealized losses related to preferred stock of $2.0 million, compared to $4.9 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2	$4.4	$4.4
Other interest expense	1.7	1.2	3.1	2.3
Total interest expense	$3.9	$3.4	$7.5	$6.7

Interest expense increased $0.5 million, or 14.7%, to $3.9 million during the three months ended June 30, 2021, as compared to $3.4 million in the same period in 2020. Interest expense increased $0.8 million, or 11.9%, to $7.5 million during the six months ended June 30, 2021, as compared to $6.7 million in the same period in 2020. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contribution to Equity Method Investment

Gain on contribution to equity method investment during the three months ended June 30, 2021 and 2020, was $3.2 million and $15.3 million, respectively. Gain on contribution to equity method investment during the six months ended June 30, 2021 and 2020, was $3.3 million and $19.6 million, respectively. The three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. The three and six months ended June 30, 2021, also includes a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The three and six months ended June 30, 2020, includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. The six months ended June 30, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Accretion income from retained interest investments	$0.4	$0.3	$0.7	$0.7
Gain on insurance recovery	0.5	—	1.4	—
Loss from hurricane damage	—	(0.4)	—	(0.5)
Miscellaneous income, net	0.1	0.3	0.1	0.2
Other income, net	$1.0	$0.2	$2.2	$0.4

Other income, net increased $0.8 million to $1.0 million during the three months ended June 30, 2021, as compared to $0.2 million in the same period in 2020. Other income, net increased $1.8 million to $2.2 million during the six months ended June 30, 2021, as compared to $0.4 million in the same period in 2020. The three and six months ended June 30, 2021, include a gain on insurance recovery of $0.5 million and $1.4 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. The three and six months ended June 30, 2020, did not include any gain on insurance recovery, but includes $0.4 million and $0.5 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Income Tax Expense

We recorded income tax expense of $7.7 million during the three months ended June 30, 2021, as compared to $5.9 million during the same period in 2020. Our effective tax rate was 24.1% for the three months ended June 30, 2021, as compared to 23.5% during the same period in 2020.

We recorded income tax expense of $8.7 million during the six months ended June 30, 2021, as compared to $5.4 million during the same period in 2020. Our effective tax rate was 24.2% for the six months ended June 30, 2021, as compared to 23.4% during the same period in 2020.

Our effective rate for the three and six months ended June 30, 2021 and 2020, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent differences.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Revenue:
Real estate revenue	$30.9	$13.0	$49.7	$15.3
Hospitality revenue	0.2	0.1	0.2	0.1
Leasing revenue	0.1	—	0.1	0.1
Other revenue	1.6	1.0	3.4	1.7
Total revenue	32.8	14.1	53.4	17.2
Expenses:
Cost of real estate and other revenue	12.1	6.3	22.4	7.5
Cost of hospitality revenue	0.2	0.1	0.3	0.3
Other operating expenses	1.2	1.3	2.8	2.5
Depreciation and amortization	0.1	0.1	0.2	0.1
Total expenses	13.6	7.8	25.7	10.4
Operating income	19.2	6.3	27.7	6.8
Other income (expense):
Investment income, net	0.2	—	0.3	0.1
Interest expense	(0.2)	(0.1)	(0.3)	(0.4)
Gain on contribution to equity method investment	0.1	15.3	0.2	15.3
Other income, net	0.2	0.1	0.2	0.2
Total other income, net	0.3	15.3	0.4	15.2
Income before equity in loss from unconsolidated affiliates and income taxes	$19.5	$21.6	$28.1	$22.0

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three and six months ended June 30, 2021, real estate revenue includes estimated homesite residuals of $1.1 million and $2.2 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $0.6 million and $1.3 million, respectively. For each of the three and six months ended June 30, 2020, real estate revenue includes estimated homesite residuals of $0.4 million and other revenue includes estimated fees related to homebuilder homesite sales of $0.7 million. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	172	$30.9	$11.4	$19.5	63.1%	122	$11.7	$5.9	$5.8	49.6%
Land sale	N/A	—	—	—	—%	N/A	1.3	0.1	1.2	92.3%
Total	172	$30.9	$11.4	$19.5	63.1%	122	$13.0	$6.0	$7.0	53.8%

Homesites. Revenue from homesite sales increased $19.2 million during the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended June 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $164,000 and $86,000, respectively, due to the mix of sales from different communities. Gross margin increased to 63.1% during the three months ended June 30, 2021, as compared to 49.6% during the same period in 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the three months ended June 30, 2021, we did not have any unimproved residential land sales. During the three months ended June 30, 2020, we had an unimproved residential land sale for $1.3 million, resulting in a gross profit margin of $1.2 million.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contribution to equity method investment for the three months ended June 30, 2021, includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to equity method investment for the three months ended June 30, 2020, includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	375	$48.6	$20.1	$28.5	58.6%	141	$14.0	$6.9	$7.1	50.7%
Homes	2	1.0	0.9	0.1	10.0%	—	—	—	—	—%
Land sales	N/A	0.1	—	0.1	100.0%	N/A	1.3	0.1	1.2	92.3%
Total	377	$49.7	$21.0	$28.7	57.7%	141	$15.3	$7.0	$8.3	54.2%

Homesites. Revenue from homesite sales increased $34.6 million during the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the six months ended June 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $115,000 and $89,000, respectively, due to the mix of sales from different communities. Gross margin increased to 58.6% during the six months ended June 30, 2021, as compared to 50.7% during the same period in 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the six months ended June 30, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%. During the six months ended June 30, 2020, we did not have any home sales.

Land sales. During the six months ended June 30, 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%. During the six months ended June 30, 2020, we had an unimproved residential land sale for $1.3 million, resulting in a gross profit margin of $1.2 million.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contribution to equity method investment for the six months ended June 30, 2021, includes a gain of $0.2 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to equity method investment for the six months ended June 30, 2020, includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Revenue:
Hospitality revenue	$22.5	$11.5	$35.4	$18.0
Expenses:
Cost of hospitality revenue	15.3	8.1	26.6	15.3
Other operating expenses	0.3	0.2	0.3	0.4
Depreciation and amortization	1.4	0.9	2.7	2.3
Total expenses	17.0	9.2	29.6	18.0
Operating income	5.5	2.3	5.8	—
Other (expense) income:
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income, net	—	0.2	—	0.2
Other (expense) income, net	(0.1)	0.1	(0.1)	0.1
Income before equity in loss from unconsolidated affiliates and income taxes	$5.4	$2.4	$5.7	$0.1

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$8.6	$3.0	34.9%	$5.4	$2.3	42.6%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	12.3	3.5	28.5%	5.6	1.0	17.9%
Other	1.6	0.7	43.8%	0.5	0.1	20.0%
Total	$22.5	$7.2	32.0%	$11.5	$3.4	29.6%

Revenue from our clubs increased $3.2 million, or 59.3%, during the three months ended June 30, 2021, compared to the same period in 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue in the first half of the prior period. Our clubs gross margin decreased to 34.9% during the three months ended June 30, 2021, compared to 42.6% during the same period in 2020. The decrease in gross margin was due to increased support services allocation and commission costs related to the growth of our club memberships.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $6.7 million, or 119.6%, during the three months ended June 30, 2021, as compared to the same period in 2020. The increase is primarily due to increases in lodging revenue from the WaterColor Inn and food and beverage operations consistent with increased popularity of the region. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue in the first half of the prior period. The three months ended June 30, 2021, had a gross margin of 28.5%, compared to 17.9% during the same period in 2020. The increase in gross margin is due to an increase in travel in the current period consistent with the growth and popularity of the region, as well as management of expenses and labor.

Revenue from other hospitality operations increased $1.1 million during the three months ended June 30, 2021, as compared to the same period in 2020. The increase in other hospitality revenue was primarily related to an increase in revenue from The Powder Room, which opened in December 2020, as well as the WaterColor retail store. Other hospitality gross margin increased during the three months ended June 30, 2021, to 43.8%, as compared to 20.0% during the same period in 2020, due to $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. We did not have revenue from our marinas during the three months ended June 30, 2021 and 2020, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 32.0% during the three months ended June 30, 2021, as compared to 29.6% during the same period in 2020. The increase in gross margin is due to $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael and an increase in travel in the current period consistent with the growth and popularity of the region, as well as the management of expenses and labor.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.5 million in depreciation and amortization expense during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Clubs	$14.9	$4.5	30.2%	$9.2	$3.4	37.0%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	17.6	3.5	19.9%	8.2	(0.7)	(8.5)%
Other	2.9	0.8	27.6%	0.6	—	—%
Total	$35.4	$8.8	24.9%	$18.0	$2.7	15.0%

Revenue from our clubs increased $5.7 million, or 62.0%, during the six months ended June 30, 2021, compared to the same period in 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. As of June 30, 2021, Watersound Club had 1,951 members, compared with 1,351 members as of June 30, 2020, an increase of 600 members. Our clubs gross margin decreased to 30.2% during the six months ended June 30, 2021, compared to 37.0% during the same period in 2020. The decrease in gross margin was due to increased support services allocation and commission costs related to the growth of our club memberships.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $9.4 million, or 114.6%, during the six months ended June 30, 2021, as compared to the same period in 2020. The increase is primarily due to increases in lodging revenue from the WaterColor Inn and food and beverage operations consistent with increased popularity of the region and year-round travel. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. The six months ended June 30, 2021, had a gross margin of 19.9%, compared to a negative gross margin of (8.5)% during the same period in 2020. The increase in gross margin is due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as management of expenses and labor.

Revenue from other hospitality operations increased $2.3 million during the six months ended June 30, 2021, as compared to the same period in 2020. The increase in other hospitality revenue was primarily related to an increase in revenue from The Powder Room, which opened in December 2020, as well as the WaterColor retail store. Our other hospitality operations gross margin increased to 27.6% during the six months ended June 30, 2021, compared to 0.0% during the same period in 2020, due to the increase in revenue for the Watercolor retail store and $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. We did not have revenue from our marinas during the six months ended June 30, 2021 and 2020, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 24.9% during the six months ended June 30, 2021, as compared to 15.0% during the same period in 2020. The increase in gross margin is primarily due to an increase in year-round travel in the current period consistent with the growth and popularity of the region, as well as the management of expenses and labor. The increase in gross margin was also due to $0.4 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael.

Other operating expenses include salaries and benefits, professional fees, property taxes, CDD assessments and other administrative expenses.

The increase of $0.4 million in depreciation and amortization expense during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$3.9	$3.9	$7.6	$7.2
Apartment leasing revenue	2.0	1.0	3.6	1.9
Senior living leasing revenue	0.4	—	0.6	—
Total leasing revenue	6.3	4.9	11.8	9.1
Commercial and rural real estate revenue	8.2	2.3	8.2	5.1
Timber revenue	2.2	2.0	3.8	3.9
Total revenue	16.7	9.2	23.8	18.1
Expenses:
Cost of leasing revenue	2.5	1.3	5.1	1.9
Cost of commercial and rural real estate revenue	1.6	0.8	1.6	1.4
Cost of timber revenue	0.2	0.2	0.4	0.4
Other operating expenses	1.1	0.9	1.9	1.8
Depreciation, amortization and depletion	2.6	1.7	4.9	3.3
Total expenses	8.0	4.9	13.9	8.8
Operating income	8.7	4.3	9.9	9.3
Other (expense) income:
Interest expense	(1.4)	(0.9)	(2.7)	(1.9)
Gain on contribution to equity method investment	3.1	—	3.1	3.9
Other income, net	—	—	0.1	0.1
Total other income (expense), net	1.7	(0.9)	0.5	2.1
Income before equity in loss from unconsolidated affiliates and income taxes	$10.4	$3.4	$10.4	$11.4

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$3.9	$2.7	69.2%	$3.9	$2.9	74.4%
Apartments leasing	2.0	1.3	65.0%	1.0	0.7	70.0%
Senior living leasing	0.4	(0.2)	(50.0)%	—	—	—%
Total leasing	6.3	3.8	60.3%	4.9	3.6	73.5%
Commercial and rural real estate	8.2	6.6	80.5%	2.3	1.5	65.2%
Timber	2.2	2.0	90.9%	2.0	1.8	90.0%
Total	$16.7	$12.4	74.3%	$9.2	$6.9	75.0%

Total leasing revenue increased $1.4 million, or 28.6%, during the three months ended June 30, 2021, as compared to the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021. Leasing gross margin decreased during the three months ended June 30, 2021, to 60.3%, as compared to 73.5% during the same period in 2020, primarily due to start-up and lease-up expenses for new assets in the current period.

During the three months ended June 30, 2021, we had seven commercial and rural real estate sales of approximately 112 acres for $8.2 million, resulting in a gross profit margin of approximately 80.5%. During the three months ended June 30, 2020, we had seven commercial and rural real estate sales totaling approximately 120 acres for $2.3 million, resulting in a gross profit margin of approximately 65.2%.

Timber revenue increased $0.2 million, or 10.0%, to $2.2 million during the three months ended June 30, 2021, as compared to $2.0 million during the same period in 2020. The increase is primarily due to the sales mix of different wood products and price increases in the current period, partially offset by a decrease in the sales of fill dirt and other products. There were 97,000 tons of wood products sold during the three months ended June 30, 2021, as compared to 105,000 tons of wood products sold during the same period in 2020. The average price of wood product sold increased to $20.56 per ton during the three months ended June 30, 2021, as compared to $14.50 per ton during the same period in 2020.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.9 million in depreciation, amortization and depletion expense during the three months ended June 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Gain on contribution to equity method investment for the three months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$7.6	$5.2	68.4%	$7.2	$5.1	70.8%
Apartments leasing	3.6	2.3	63.9%	1.9	2.1	110.5%
Senior living leasing	0.6	(0.8)	(133.3)%	—	—	—%
Total leasing	11.8	6.7	56.8%	9.1	7.2	79.1%
Commercial and rural real estate	8.2	6.6	80.5%	5.1	3.7	72.5%
Timber	3.8	3.4	89.5%	3.9	3.5	89.7%
Total	$23.8	$16.7	70.2%	$18.1	$14.4	79.6%

Total leasing revenue increased $2.7 million, or 29.7%, during the six months ended June 30, 2021, as compared to the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the six months ended June 30, 2021, to 56.8%, as compared to 79.1% during the same period in 2020, primarily due to $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period and start-up and lease-up expenses for new assets in the current period. As of

June 30, 2021, we had net rentable square feet of approximately 906,000, of which approximately 783,000 square feet was under lease. As of June 30, 2020, we had net rentable square feet of approximately 898,000, of which approximately 758,000 square feet was under lease. During the six months ended June 30, 2021, we did not provide any additional tenant rent abatements or lease deferrals. As of June 30, 2021, we had $0.1 million of uncollected lease deferrals remaining that were provided in 2020 due to the impact of the COVID-19 pandemic. We expect that these remaining deferrals will be collected during 2021.

The diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the six months ended June 30, 2021, we had eight commercial and rural real estate sales of approximately 113 acres for $8.2 million, resulting in a gross profit margin of approximately 80.5%. During the six months ended June 30, 2020, we had twelve commercial and rural real estate sales totaling approximately 201 acres for $5.1 million, resulting in a gross profit margin of approximately 72.5%. Commercial and rural real estate revenue for the six months ended June 30, 2020, included $1.8 million related to the sale of the SouthWood Town Center. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue decreased $0.1 million, or 2.6%, to $3.8 million during the six months ended June 30, 2021, as compared to $3.9 million during the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products, partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 173,000 tons of wood products sold during the six months ended June 30, 2021, as compared to 191,000 tons of wood products sold during the same period in 2020. The average price of wood product sold increased to $19.85 per ton during the six months ended June 30, 2021, as compared to $15.50 per ton during the same period in 2020.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $1.6 million in depreciation, amortization and depletion expense during the six months ended June 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial leasing project financing and CDD debt.

Gain on contribution to equity method investment for the six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. Gain on contribution to equity method investment for the six months ended June 30, 2020, includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		June 30, 2021		December 31, 2020
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North JV	Bay County, FL	320,310	93%	320,310	92%
VentureCrossings	Bay County, FL	303,605	86%	303,605	86%
Beckrich Office Park (a) (b)	Bay County, FL	85,755	79%	86,296	80%
WindMark Beach Town Center (a) (c)	Gulf County, FL	44,514	49%	44,748	47%
WaterColor Town Center (a)	Walton County, FL	22,199	95%	23,121	79%
Cedar Grove Commerce Park	Bay County, FL	19,389	90%	19,449	90%
Beach Commerce Park (a)	Bay County, FL	17,450	100%	17,450	76%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (d)	Walton County, FL	11,570	88%	11,570	88%
WaterSound Gatehouse (a)	Walton County, FL	10,271	100%	10,271	87%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Watersound Town Center	Walton County, FL	6,496	100%	6,496	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		905,747	86%	907,504	85%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of June 30, 2021 and December 31, 2020, is 1,500 square feet leased to a consolidated JV.
(c)	Included in net rentable square feet as of June 30, 2021 and December 31, 2020, is 13,808 square feet of unfinished space.
(d)	Included in net rentable square feet as of June 30, 2021 and December 31, 2020, is 1,364 square feet leased to a consolidated JV.

Total units and percentage leased/occupied for apartments and senior living communities by location are as follows:

			June 30, 2021			December 31, 2020
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings	Bay County, FL	240	240	239	100%	240	237	99%
Pier Park Crossings Phase II	Bay County, FL	120	120	118	98%	120	55	46%
Watersound Origins Crossings (a)	Walton County, FL	217	90	80	89%	18	—	0%
Sea Sound (b)	Bay County, FL	300	—	—	N/A	—	—	N/A
Star Avenue (c)	Bay County, FL	240	—	—	N/A	—	—	N/A
Total apartment units		1,117	450	437	97%	378	292	77%
Senior living communities
Watercrest (d)	Walton County, FL	107	107	28	26%	107	—	N/A
Watersound Fountains (e)	Walton County, FL	148	—	—	N/A	—	—	N/A
Total senior living units		255	107	28	26%	107	—	N/A
Total units		1,372	557	465	83%	485	292	60%
(a)	Construction of the initial ten apartment buildings was completed as of the end of the second quarter of 2021.
(b)	Construction began in the first quarter of 2020 and is ongoing. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction was completed in the fourth quarter of 2020.

(e)	Construction began in the second quarter of 2021.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Pine pulpwood	50,000	51.6%	62,000	59.0%	91,000	52.6%	104,000	54.5%
Pine sawtimber	43,000	44.3%	27,000	25.7%	73,000	42.2%	53,000	27.7%
Pine grade logs	4,000	4.1%	9,000	8.6%	7,000	4.0%	21,000	11.0%
Other	—	—%	7,000	6.7%	2,000	1.2%	13,000	6.8%
Total	97,000	100.0%	105,000	100.0%	173,000	100.0%	191,000	100.0%

Liquidity and Capital Resources

As of June 30, 2021, we had cash and cash equivalents of $33.3 million, compared to $106.8 million as of December 31, 2020. During 2021, we transitioned our short-term U.S. Treasury Bills classified as cash equivalents to U.S. Treasury Bills classified as investments – debt securities. Our cash and cash equivalents as of June 30, 2021, includes $5.3 million of U. S. Treasury Money Market Funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of June 30, 2021, we had investments - debt securities in U. S. Treasury Bills of $110.0 million and investments - equity securities in preferred stock investments of $0.3 million. See Note 5. Investments, for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends for the next twelve months.

During the six months ended June 30, 2021, we incurred a total of $84.1 million for capital expenditures, which includes $18.5 million for our residential segment, $19.9 million for our commercial segment, $45.5 million for our hospitality segment and $0.2 million for corporate expenditures. As of June 30, 2021, we had a total of $222.4 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of June 30, 2021 and December 31, 2020, we had various loans outstanding totaling $186.0 million and $161.4 million, respectively, with maturities from May 2023 through June 2060. The weighted average rate on our variable rate loans as of June 30, 2021, was 2.4%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of June 30, 2021 and December 31, 2020, $44.1 million and $44.6 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of June 30, 2021 and December 31, 2020, $35.9 million and $36.1 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan accrues interest at a rate of 4.0% per annum and matures in June 2060. A prepayment premium is due to the lender of 1.0% - 9.0% of any principal prepaid through June 30, 2030. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. As of June 30, 2021 and December 31, 2020, $34.6 million and $27.2 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of June 30, 2021 and December 31, 2020, $19.3 million and $18.1 million, respectively, was outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.37%. See Note 10. Debt, Net for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of June 30, 2021 and December 31, 2020, $5.3 million and $5.4 million, respectively, was outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of June 30, 2021 and December 31, 2020, $17.4 million and $15.9 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.1%. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, our liability under the PPC II JV Loan was reduced to 50% of the principal amount upon satisfaction of final advance conditions in April 2021 and will be reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of June 30, 2021 and December 31, 2020, $12.6 million and $3.5 million, respectively, was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of June 30, 2021 and December 31, 2020, there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in March 2027 and bears interest at a rate of LIBOR plus 2.15% during construction and LIBOR plus 1.95% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million construction loan to finance the construction of a HomeWood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. As of June 30, 2021, $2.7 million was outstanding on the Breakfast Point Hotel Loan. As of December 31, 2020, there was no principal balance outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.75% through November 2022, 3.25% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.25% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.75% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million construction loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. As of June 30, 2021, $3.1 million was outstanding on the Self-Storage Facility Loan. As of December 31, 2020, there was no principal balance outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.0%. Upon receipt of final lien waivers and certificate of occupancy, the Self-Storage Facility Loan will bear interest at a rate of LIBOR plus 2.35%, with a floor of 2.85%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million construction loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. As of June 30, 2021, $1.3 million was outstanding on the Lodge 30A JV Hotel Loan. The Lodge 30A JV Hotel Loan bears interest at a rate of 3.75% and matures in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability will be reduced to 75.0% for a twelve month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50.0% in year four and 25% in year five. We will receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida. As of June 30, 2021, there was no principal balance outstanding on the Star Avenue Apartments Loan. The Star Avenue Apartments Loan bears interest at a rate of LIBOR plus 2.45%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the Star Avenue Apartments Loan will bear interest at a rate of LIBOR plus 2.25%, with a floor of 3.0%. The Star Avenue Apartments Loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The Star Avenue Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Star Avenue Apartments Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Star Avenue Apartments Loan. As guarantor, our liability under the Star Avenue Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million construction loan to finance the construction of the Camp Creek Inn and amenity center in Watersound, Florida. As of June 30, 2021, there was no principal balance outstanding on the Camp Creek Inn Loan. The Camp Creek Inn Loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The Camp Creek Inn Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Camp Creek Inn Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Camp Creek Inn Loan. As guarantor, our liability under the Camp Creek Inn Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $5.3 million as of June 30, 2021. Total outstanding CDD debt related to our land holdings was $14.5 million at June 30, 2021, which was comprised of $11.9 million at SouthWood, $2.4 million at the existing Pier Park retail center and $0.2 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of June 30, 2021, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of June 30, 2021 and December 31, 2020, $7.6 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the six months ended June 30, 2021, we did not repurchase shares of our common stock outstanding. During the six months ended June 30, 2020, we repurchased a total of 532,034 shares of our common stock outstanding for an aggregate purchase price of $8.8 million including costs. See Note 14. Stockholders’ Equity for additional information regarding common stock repurchases related to the Stock Repurchase Program.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $13.3 million for the installment notes monetized through June 30, 2021. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of June 30, 2021 and December 31, 2020, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $22.7 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $6.3 million and $6.6 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $7.5 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2021	2020

	In millions
Net cash provided by operating activities	$47.2	$12.5
Net cash used in investing activities	(128.0)	(111.6)
Net cash provided by financing activities	7.5	20.3
Net decrease in cash, cash equivalents and restricted cash	(73.3)	(78.8)
Cash, cash equivalents and restricted cash at beginning of the period	110.1	188.7
Cash, cash equivalents and restricted cash at end of the period	$36.8	$109.9

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in loss from unconsolidated affiliates, deferred income tax expense, cost of real estate sold and gain on contribution to equity method investment. Net cash provided by operations was $47.2 million during the six months ended June 30, 2021, as compared to $12.5 million during the same period in 2020.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by proceeds from insurance claims, maturities and sales of investments and maturities of assets held by SPEs. During the six months ended June 30, 2021, net cash used in investing activities was $128.0 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $107.9 million, partially offset by proceeds from insurance claims of $1.4 million, maturities of investments of $46.0 million, sales of investments of $1.5 million and maturities of assets held by SPEs of $0.4 million. During the six months ended June 30, 2020, net cash used in investing activities was $111.6 million, which included capital expenditures for operating property and equipment and purchases of investments of $56.9 million, partially offset by maturities of investments of $7.0 million, sales of investments of $3.7 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $69.4 million and $65.8 million, during the six months ended June 30, 2021 and 2020, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021, was $7.5 million, compared to net cash provided by financing activities of $20.3 million during the same period in 2020. Net cash provided by financing activities during the six months ended June 30, 2021, included capital contribution from non-controlling interest of $3.2 million and borrowings on debt of $26.4 million, partially offset by capital distribution to non-controlling interest of $0.7 million, capital contribution to unconsolidated affiliate of $9.7 million, dividends paid of $9.4 million, principal payments on debt of $1.4 million and debt issuance costs of $0.9 million. Net cash provided by financing activities during the six months ended June 30, 2020, included borrowings on debt of $29.9 million and capital contribution from non-controlling interest of $5.1 million, partially offset by the repurchase of our common stock of $8.8 million, capital contribution to unconsolidated affiliate of $3.3 million, debt issuance costs of $1.5 million and principal payments on debt of $1.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2021.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.5 million in the market value of these investments as of June 30, 2021. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of June 30, 2021, approximately 99% of our total Securities are rated AA or better.

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

The amount of interest expense on some of our construction loans are based on LIBOR. Based on the outstanding balance of these loans as of June 30, 2021, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.6 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ST. JOE COMPANY
(Registrant)

Date:	July 28, 2021	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 28, 2021	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)