Form 10-Q
period 2021-09-30
ST JOE Co
filed 2021-10-27
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 25, 2021, there were 58,882,549 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Investment in real estate, net	$647,874	$551,653
Investment in unconsolidated joint ventures	50,766	37,965
Cash and cash equivalents	27,260	106,794
Investments - debt securities	102,986	48,051
Other assets	69,897	65,866
Property and equipment, net of accumulated depreciation of $62,548 and $60,433 at September 30, 2021 and December 31, 2020, respectively	32,291	20,846
Investments held by special purpose entities	205,476	206,149
Total assets	$1,136,550	$1,037,324
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$196,099	$158,915
Other liabilities	91,758	72,035
Deferred tax liabilities, net	72,580	60,915
Senior Notes held by special purpose entity	177,495	177,289
Total liabilities	537,932	469,154

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,882,549 issued and outstanding at September 30, 2021 and December 31, 2020	296,873	296,873
Retained earnings	283,699	255,216
Accumulated other comprehensive loss	(880)	(1,472)
Total stockholders’ equity	579,692	550,617
Non-controlling interest	18,926	17,553
Total equity	598,618	568,170
Total liabilities and equity	$1,136,550	$1,037,324

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of September 30, 2021 and December 31, 2020, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	September 30,	December 31,
	2021	2020
ASSETS
Investment in real estate	$190,454	$170,853
Cash and cash equivalents	4,420	2,639
Other assets	17,214	13,821
Investments held by special purpose entities	205,476	206,149
Total assets	$417,564	$393,462
LIABILITIES
Debt, net	$155,131	$139,592
Other liabilities	12,803	9,596
Senior Notes held by special purpose entity	177,495	177,289
Total liabilities	$345,429	$326,477

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Real estate revenue	$23,500	$18,476	$85,615	$41,838
Hospitality revenue	22,292	17,005	57,986	35,180
Leasing revenue	7,146	4,963	19,112	14,169
Timber revenue	1,058	1,597	4,827	5,508
Total revenue	53,996	42,041	167,540	96,695
Expenses:
Cost of real estate revenue	8,471	9,368	33,067	18,412
Cost of hospitality revenue	16,536	10,973	43,469	26,534
Cost of leasing revenue	3,106	2,047	8,297	3,972
Cost of timber revenue	118	212	502	603
Other operating and corporate expenses	4,987	5,113	17,161	16,975
Depreciation, depletion and amortization	4,617	3,303	12,594	9,394
Total expenses	37,835	31,016	115,090	75,890
Operating income	16,161	11,025	52,450	20,805
Other income (expense):
Investment income, net	2,331	2,405	4,813	2,851
Interest expense	(4,114)	(3,379)	(11,639)	(10,113)
Gain on contribution to equity method investment	—	—	3,290	19,615
Other income, net	7,329	267	9,595	661
Total other income (expense), net	5,546	(707)	6,059	13,014
Income before equity in loss from unconsolidated affiliates and income taxes	21,707	10,318	58,509	33,819
Equity in loss from unconsolidated affiliates	(501)	(95)	(1,570)	(301)
Income tax expense	(6,429)	(2,441)	(15,180)	(7,852)
Net income	14,777	7,782	41,759	25,666
Net loss (income) attributable to non-controlling interest	419	(31)	857	(249)
Net income attributable to the Company	$15,196	$7,751	$42,616	$25,417

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	58,882,549	58,882,549	58,882,549	59,052,613
Net income per share attributable to the Company	$0.26	$0.13	$0.72	$0.43

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income:	$14,777	$7,782	$41,759	$25,666
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	3	21	(1)	127
Net unrealized gain on restricted investments	—	2	—	7
Interest rate swap	301	1	410	(865)
Interest rate swap - unconsolidated affiliate	(1)	(2)	133	(843)
Reclassification of net realized loss (gain) included in earnings	154	—	251	(4)
Total before income taxes	457	22	793	(1,578)
Income tax (expense) benefit	(116)	(5)	(201)	400
Total other comprehensive income (loss), net of tax	341	17	592	(1,178)
Total comprehensive income, net of tax	15,118	7,799	42,351	24,488
Total comprehensive loss (income) attributable to non-controlling interest	419	(31)	857	(249)
Total comprehensive income attributable to the Company	$15,537	$7,768	$43,208	$24,239

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515
Capital distribution to non-controlling interest	—	—	—	—	—	(304)	(304)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive income, net of tax	—	—	—	341	—	—	341
Net income	—	—	15,196	—	—	(419)	14,777
Balance at September 30, 2021	58,882,549	$296,873	$283,699	$(880)	$—	$18,926	$598,618

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at June 30, 2020	58,882,549	$305,676	$231,801	$(1,530)	$(8,803)	$15,506	$542,650
Capital contribution from non-controlling interest	—	—	—	—	—	2,357	2,357
Capital distribution to non-controlling interest	—	—	—	—	—	(386)	(386)
Other comprehensive income, net of tax	—	—	—	17	—	—	17
Net income	—	—	7,751	—	—	31	7,782
Balance at September 30, 2020	58,882,549	$305,676	$239,552	$(1,513)	$(8,803)	$17,508	$552,420

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contribution from non-controlling interest	—	—	—	—	—	3,188	3,188
Capital distribution to non-controlling interest	—	—	—	—	—	(958)	(958)
Dividends ($0.24 per share)	—	—	(14,133)	—	—	—	(14,133)
Other comprehensive income, net of tax	—	—	—	592	—	—	592
Net income	—	—	42,616	—	—	(857)	41,759
Balance at September 30, 2021	58,882,549	$296,873	$283,699	$(880)	$—	$18,926	$598,618

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contribution from non-controlling interest	—	—	—	—	—	7,496	7,496
Capital distribution to non-controlling interest	—	—	—	—	—	(386)	(386)
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,178)	—	—	(1,178)
Net income	—	—	25,417	—	—	249	25,666
Balance at September 30, 2020	58,882,549	$305,676	$239,552	$(1,513)	$(8,803)	$17,508	$552,420

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$41,759	$25,666
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,594	9,394
Stock based compensation	—	45
(Gain) loss on sale of investments	(17)	48
Unrealized loss on investments, net	1,947	4,633
Equity in loss from unconsolidated affiliates, net of distributions	1,770	301
Deferred income tax expense	11,464	7,745
Cost of real estate sold	30,105	17,898
Expenditures for and acquisition of real estate to be sold	(28,288)	(24,306)
Accretion income and other	(614)	(706)
Loss on disposal of property and equipment	270	38
Gain on contribution to equity method investment	(3,290)	(19,615)
Gain on insurance for damage to property and equipment, net	(3,924)	—
Changes in operating assets and liabilities:
Other assets	(6,069)	(4,926)
Other liabilities	7,543	5,791
Income taxes receivable	(117)	541
Net cash provided by operating activities	65,133	22,547
Cash flows from investing activities:
Expenditures for operating property	(109,215)	(91,170)
Expenditures for property and equipment	(3,135)	(4,231)
Proceeds from the disposition of assets	34	7
Proceeds from insurance claims	3,924	—
Purchases of investments - debt securities	(127,958)	(58,912)
Purchases of restricted investments	—	(20)
Maturities of investments - debt securities	73,000	9,000
Sales of investments - debt securities	36	—
Sales of investments - equity securities	325	2,502
Sales of restricted investments	1,173	1,211
Maturities of assets held by special purpose entities	788	787
Net cash used in investing activities	(161,028)	(140,826)
Cash flows from financing activities:
Capital contribution from non-controlling interests	3,188	5,139
Capital distribution to non-controlling interests	(958)	(386)
Capital contribution to unconsolidated affiliates	(9,708)	(8,980)
Repurchase of common shares	—	(8,803)
Dividends paid	(14,133)	—
Borrowings on debt	39,812	53,105
Principal payments for debt	(1,536)	(1,469)
Principal payments under finance lease obligation	(75)	(38)
Debt issuance costs	(1,087)	(1,480)
Net cash provided by financing activities	15,503	37,088
Net decrease in cash, cash equivalents and restricted cash	(80,392)	(81,191)
Cash, cash equivalents and restricted cash at beginning of the period	110,119	188,677
Cash, cash equivalents and restricted cash at end of the period	$29,727	$107,486

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

	September 30,	September 30,
	2021	2020
Cash and cash equivalents	$27,260	$102,351
Restricted cash included in other assets	2,467	5,135
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$29,727	$107,486

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Nine Months Ended
	September 30,
	2021	2020
Cash paid during the period for:
Interest, net of amounts capitalized	$11,949	$11,637
Income taxes	$6,570	$—

Non-cash financing and investment activities:
Non-cash capital contribution from non-controlling interest	$—	$2,359
Non-cash contribution to equity method investment	$(4,616)	$(22,594)
Decrease in Community Development District debt	$(800)	$(384)
Transfers of operating property to property and equipment	$12,711	$—
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$10,277	$2,584

See notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 86% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 17. Segment Information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2020 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2020 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of September 30, 2021, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2021 the company had $9.4 million invested in U.S. Treasury Money Market Funds, $103.0 million invested in U.S. Treasury Bills classified as investments – debt securities, and $0.4 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2021 and 2020, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal.

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

3. Investment in Real Estate

Real estate by property type and segment includes the following:

	September 30,	December 31,
	2021	2020
Development property:
Residential	$123,079	$116,911
Hospitality	102,523	51,113
Commercial	75,400	123,389
Other	3,360	2,691
Total development property	304,362	294,104

Operating property:
Residential	13,253	13,254
Hospitality	124,427	103,687
Commercial	289,066	216,439
Other	128	129
Total operating property	426,874	333,509
Less: Accumulated depreciation	83,362	75,960
Total operating property, net	343,512	257,549
Investment in real estate, net	$647,874	$551,653

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes existing and planned residential homesites and related infrastructure. Hospitality development property consists of land, improvements and construction and development costs primarily related to uncompleted hotels, resorts, club amenities and marinas. Commercial development property primarily consists of land and construction and development costs for planned commercial, multi-family and industrial uses. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property primarily consists of existing hotels, resorts, clubs, marinas, vacation rentals and other operations. Commercial operating property includes property developed or purchased by the Company and used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business.

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

Consolidated Joint Ventures

The Lodge 30A JV

The Lodge 30A JV was created in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. The hotel is located on Scenic County Highway 30A on land that was contributed to the JV by the Company’s JV partner. As of September 30, 2021 and December 31, 2020, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct a 255-room hotel. The hotel is located on land in the Pier Park area that was contributed to the JV by the Company. As of September 30, 2021 and December 31, 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. Construction of the 120-unit apartment community was completed in December 2020. The community is located on land in the Pier Park area that was contributed to the JV by the Company. As of September 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. Watersound Management, LLC, (“Watersound Management JV”) the Company’s unconsolidated JV, is responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Watersound Closings JV

Watersound Closings JV was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of September 30, 2021 and December 31, 2020, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Watercrest JV

Watercrest JV was created in May 2019, when the Company entered into a JV agreement to develop and operate a new senior living community in Santa Rosa Beach, Florida. Construction of the 107-unit community was completed in the fourth quarter of 2020. The community is located on land that was contributed to the JV by the Company. As of September 30, 2021 and December 31, 2020, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in Watersound, Florida. The JV parties are working together to develop and construct the remaining 59 units of the 217-unit apartment community. The community is located on land near the entrance to the Watersound Origins residential community, which was contributed to the JV by the Company. As of September 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Pier Park Crossings JV

Pier Park Crossings JV was created in April 2017, when the Company entered into a JV agreement to develop, manage and lease apartments in Panama City Beach, Florida. The 240-unit apartment community is located on land in the Pier Park area that was contributed to the JV by the Company. As of September 30, 2021 and December 31, 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Pier Park North JV

During 2012, the Company entered into a JV agreement to develop a retail center at Pier Park North. As of September 30, 2021 and December 31, 2020, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2021 and December 31, 2020.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	September 30,	December 31,
	2021	2020
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$28,049	$24,288
Sea Sound Apartments JV	10,244	10,348
Watersound Fountains Independent Living JV (a)	7,508	—
Pier Park TPS JV	2,860	2,149
Busy Bee JV	1,552	1,180
Watersound Management JV (b)	553	—
Total investment in unconsolidated joint ventures	$50,766	$37,965

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (c)	$14,162	$3,297
Sea Sound Apartments JV	31,833	8,789
Pier Park TPS JV	14,196	14,388
Busy Bee JV	6,392	6,614
Total outstanding debt of unconsolidated JVs (d)	$66,583	$33,088
(a)	JV was formed in April 2021.
(b)	JV was formed in June 2021.
(c)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(d)	See Note 18. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement with the unconsolidated joint ventures as of September 30, 2021 was $71.3 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable and derivative instruments.

The following table presents detail of the Company’s equity in (loss) income from unconsolidated affiliates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Equity in (loss) income from unconsolidated affiliates
Latitude Margaritaville Watersound JV	$(896)	$(136)	$(2,497)	$(304)
Sea Sound Apartments JV	(71)	—	(104)	—
Pier Park TPS JV	279	(41)	651	(47)
Busy Bee JV	180	82	372	50
Watersound Management JV	7	—	8	—
Total equity in loss from unconsolidated affiliates	$(501)	$(95)	$(1,570)	$(301)

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the first phase of the community. Construction is underway on the initial customer homes and town center amenities. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements equals $35.0 million. As of September 30, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV includes $11.7 million of cash contributions and $16.6 million for the net present value of the land contribution. As of September 30, 2021, the Company’s JV partner contributed $11.7 million of cash. The present value of the land contribution was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.75% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of September 30, 2021, the Company completed $3.1 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. The Latitude Margaritaville Watersound JV community is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of September 30, 2021 and December 31, 2020, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements will be returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to the guaranty by the Company.

Summarized financial information for Latitude Margaritaville Watersound JV is as follows:

	September 30,	December 31,
	2021	2020
BALANCE SHEETS:
Investment in real estate (a)	$46,274	$18,255
Cash and cash equivalents	9,506	1,603
Other assets	946	136
Total assets	$56,726	$19,994

Debt, net	$13,828	$2,844
Other liabilities	21,034	1,794
Equity	21,864	15,356
Total liabilities and equity	$56,726	$19,994
(a)	As of September 30, 2021 and December 31, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $3.1 million and $1.8 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total expenses	$1,687	$260	$4,763	$595
Net loss	$(1,687)	$(260)	$(4,763)	$(595)

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was created in January 2020. The Company entered into a JV agreement to develop, construct and manage an apartment community in Panama City Beach, Florida. The JV parties are working together to develop and construct the remaining 218 units of the 300-unit apartment community. The community is located near the Breakfast Point residential communities on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during 2020, the Company contributed mitigation bank credits of $0.4 million and cash of $4.9 million and the JV partner contributed $6.9 million of cash. As of September 30, 2021 and December 31, 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.15% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of September 30, 2021 and December 31, 2020, $31.8 million and $8.8 million, respectively, was outstanding on the Sea Sound Apartments JV Loan.

Summarized financial information for Sea Sound Apartments JV is as follows:

	September 30,	December 31,
	2021	2020
BALANCE SHEET:
Investment in real estate	$52,055	$29,085
Cash and cash equivalents	172	15
Other assets	30	—
Total assets	$52,257	$29,100

Debt, net	$31,570	$8,378
Other liabilities	3,578	3,439
Equity	17,109	17,283
Total liabilities and equity	$52,257	$29,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$143	$—	$164	$—
Expenses:
Cost of revenue	142	—	213	—
Other operating expenses	16	—	16	—
Depreciation and amortization	72	—	72	—
Total expenses	230	—	301	—
Operating loss	(87)	—	(137)	—
Interest expense	(37)	—	(37)	—
Net loss	$(124)	$—	$(174)	$—

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was created in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community in Watersound, Florida. The three JV parties are working together to develop and construct the project. The community is located near the Watersound Origins residential community on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. The project is currently under development with no income or loss impacting the condensed consolidated statements of income for the three and nine months ended September 30, 2021. As of September 30, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Watersound Fountains Independent Living JV is as follows:

September 30,
2021
BALANCE SHEET:
Investment in real estate	$10,303
Cash and cash equivalents	4,594
Other assets	199
Total assets	$15,096

Other liabilities	$1,140
Equity	13,956
Total liabilities and equity	$15,096

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was created in April 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. The hotel opened in May 2020. As of September 30, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Pier Park TPS JV is as follows:

	September 30,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$16,913	$17,946
Cash and cash equivalents	3,710	1,705
Other assets	297	483
Total assets	$20,920	$20,134

Debt, net	$13,908	$14,090
Other liabilities	1,393	1,745
Equity	5,619	4,299
Total liabilities and equity	$20,920	$20,134

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$2,252	$1,001	$5,473	$1,534
Expenses:
Cost of revenue	818	515	2,069	789
Other operating expenses	84	92	241	130
Depreciation and amortization	359	379	1,076	578
Total expenses	1,261	986	3,386	1,497
Operating income	991	15	2,087	37
Interest expense	(191)	(98)	(542)	(132)
Net income (loss)	$800	$(83)	$1,545	$(95)

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. Construction of the fuel station and convenience store was completed in June 2020. As of September 30, 2021 and December 31, 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Summarized financial information for Busy Bee JV is as follows:

	September 30,	December 31,
	2021	2020
BALANCE SHEETS:
Property and equipment, net	$8,121	$8,466
Cash and cash equivalents	871	227
Other assets	1,080	717
Total assets	$10,072	$9,410

Debt, net	$6,326	$6,532
Other liabilities	574	506
Equity	3,172	2,372
Total liabilities and equity	$10,072	$9,410

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
STATEMENTS OF OPERATIONS:
Total revenue	$4,957	$3,360	$12,555	$3,360
Expenses:
Cost of revenue	3,909	2,510	9,935	2,510
Other operating expenses	516	530	1,533	580
Depreciation and amortization	116	135	347	135
Total expenses	4,541	3,175	11,815	3,225
Operating income	416	185	740	135
Other (expense) income:
Interest expense	(48)	(39)	(145)	(54)
Other (expense) income, net	(51)	—	205	—
Total other (expense) income	(99)	(39)	60	(54)
Net income	$317	$146	$800	$81

Watersound Management JV

Watersound Management, LLC was created in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of September 30, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

Summarized financial information for Watersound Management JV is as follows:

September 30,
2021
BALANCE SHEET:
Cash and cash equivalents	$147
Total assets	$147

Other liabilities	$31
Equity	116
Total liabilities and equity	$147

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
STATEMENTS OF INCOME:
Total revenue	$201	$263
Total expenses	187	247
Net income	$14	$16

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	September 30, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$102,982	$5	$(1)	$102,986

	December 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$47,986	$5	$—	$47,991
Corporate debt securities	60	—	—	60
	48,046	5	—	48,051
Restricted investments:
Short-term bond	1,160	11	—	1,171
	1,160	11	—	1,171
	$49,206	$16	$—	$49,222

During the three months ended September 30, 2021, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $73.0 million and purchases of available-for-sale securities were $127.9 million.

During the three months ended September 30, 2020, there were no realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2020 net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $9.0 million and purchases of available-for sale securities were $58.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	September 30, 2021				December 31, 2020
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$15,997	$1	$—	$—	$—	$—	$—	$—

As of September 30, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of December 31, 2020, the Company did not have unrealized losses related to investments – debt securities. As of September 30, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$102,982	$102,986

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of September 30, 2021, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 42.9% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

Pursuant to the terms of an Investment Management Agreement, as amended, (the “Investment Management Agreement”) with the Company, FCM agreed to supervise and direct the Company’s investment accounts in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds.

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$9,380	$—	$—	$9,380
	9,380	—	—	9,380

Investments - debt securities:
U.S. Treasury Bills	102,986	—	—	102,986
	102,986	—	—	102,986

Investments - equity securities:
Preferred stock	—	375	—	375
	—	375	—	375
	$112,366	$375	$—	$112,741

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,973	$—	$—	$10,973
U.S. Treasury Bills	78,991	—	—	78,991
	89,964	—	—	89,964

Investments - debt securities:
U.S. Treasury Bills	47,991	—	—	47,991
Corporate debt securities	—	60	—	60
	47,991	60	—	48,051

Investments - equity securities:
Preferred stock	—	2,623	—	2,623
	—	2,623	—	2,623

Restricted investments:
Short-term bond	1,171	—	—	1,171
	1,171	—	—	1,171
	$139,126	$2,683	$—	$141,809

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

		September 30, 2021
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Assets:
Interest rate swap	Other assets	$—	$309	$—	$309

Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$929	$—	$929
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	562	—	562
		$—	$1,491	$—	$1,491

		December 31, 2020
	Location in				Total Fair
	Balance Sheet	Level 1	Level 2	Level 3	Value
Derivative Liabilities:
Interest rate swap	Other liabilities	$—	$1,172	$—	$1,172
Interest rate swap - unconsolidated affiliate	Investment in unconsolidated joint ventures	—	821	—	821
		$—	$1,993	$—	$1,993

In July 2021, the Pier Park Resort Hotel JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million. As of September 30, 2021, the interest rate swap was recorded at its estimated fair value, based on Level 2 measurements, of $0.3 million and is included within other assets on the condensed consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. The Company did not reclassify any amounts out of other comprehensive income (loss) into interest expense during the three and nine months ended September 30, 2021. See Note 10. Debt for additional information.

In June 2019, the Watercrest JV entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million. As of September 30, 2021 and December 31, 2020, the interest rate swap was recorded at its estimated fair value, based on Level 2 measurements, of $0.9 million and $1.2 million, respectively, and is included within other liabilities on the condensed consolidated balance sheets. The gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. During each the three and nine months ended September 30, 2021, the Company reclassified a loss of $0.1 million out of other comprehensive income (loss) into interest expense. The Company did not reclassify any amounts out of other comprehensive income (loss) into interest expense during the three and nine months ended September 30, 2020. See Note 10. Debt for additional information.

In January 2019, the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method, entered into an interest rate swap agreement designated as a cash flow hedge to manage the interest rate risk associated with variable rate debt. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt of $14.2 million. As of September 30, 2021 and December 31, 2020, the interest rate swap was recorded at the Company’s proportionate share of its estimated fair value, based on Level 2 measurements, of $0.6 million and $0.8 million, respectively, and is included within investment in unconsolidated joint ventures on the condensed consolidated balance sheets. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the period during which the hedged transaction affects earnings. During each the three and nine months ended September 30, 2021, the Company reclassified a loss of $0.1 million out of other comprehensive income (loss) into equity in loss from unconsolidated affiliates. The Company did not reclassify any amounts out of other comprehensive income (loss) into equity in loss from unconsolidated affiliates during the three and nine months ended September 30, 2020. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

As of September 30, 2021, the Company expects to reclassify $0.6 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined on a nonrecurring basis using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and nine months ended September 30, 2021 and 2020. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2021			December 31, 2020
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Assets
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$5,094	$5,506	1	$5,759	$6,363	1
Liabilities
Debt
Fixed-rate debt	$125,450	$123,857	2	$114,125	$116,509	2
Variable-rate debt	73,430	73,430	2	47,293	47,293	2
Total debt	$198,880	$197,287		$161,418	$163,802
Senior Notes held by SPE	$177,495	$206,408	3	$177,289	$216,363	3

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2021, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $5.1 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2021 consist of $177.5 million, net of the $2.5 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three and nine months ended September 30, 2021, $0.2 million and $0.6 million, respectively, of business interruption proceeds were received related to the marinas, which are included within the cost of hospitality revenue on the condensed consolidated statements of income. During the three months ended September 30, 2020, no insurance proceeds were received related to business interruption. During the nine months ended September 30, 2020, $0.7 million of business interruption insurance proceeds were received related to the Pier Park Crossings JV, which are included within the cost of leasing revenue on the condensed consolidated statements of income. Costs incurred due to business interruption at the marinas are continuing to be evaluated. The Company does not expect revenue at these locations until the properties have been rebuilt, but will continue to incur costs for employee retention and property maintenance.

During the three and nine months ended September 30, 2021, the Company recognized $2.5 million and $3.9 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million. During the three and nine months ended September 30, 2020, the Company did not recognize any gain on insurance recovery, but incurred loss from hurricane damage of $0.6 million and $1.1 million, respectively. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the condensed consolidated statements of income.

8. Leases

Leasing revenue consists of rental revenue from multi-family, senior living, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2040, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing revenue
Lease payments	$5,904	$3,874	$15,541	$11,027
Variable lease payments	1,242	1,089	3,571	3,142
Total leasing revenue	$7,146	$4,963	$19,112	$14,169

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2021, for the years ending December 31 are:

2021	$5,418
2022	15,776
2023	10,995
2024	9,087
2025	6,328
Thereafter	23,845
$71,449

As of September 30, 2021, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liability and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$29	$13	$85	$38
Interest on lease liability	5	2	14	7
Operating lease cost	80	71	236	208
Short-term lease cost	518	473	1,262	823
Total lease cost	$632	$559	$1,597	$1,076

Other information
Weighted-average remaining lease term - finance lease (in years)			3.8	3.9
Weighted-average remaining lease term - operating leases (in years)			3.4	2.4
Weighted-average discount rate - finance lease			4.6%	5.0%
Weighted-average discount rate - operating leases			4.9%	5.0%

The aggregate payments of finance lease liability subsequent to September 30, 2021, for the years ending December 31 are:

2021	$33
2022	133
2023	133
2024	87
2025	50
Thereafter	6
Total	442
Less imputed interest	(33)
Total finance lease liability	$409

The aggregate payments of operating lease liabilities subsequent to September 30, 2021, for the years ending December 31 are:

2021	$72
2022	261
2023	220
2024	108
2025	51
Thereafter	281
Total	993
Less imputed interest	(199)
Total operating lease liabilities	$794

9. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2021	2020
Restricted investments	$—	$1,171
Investments - equity securities	375	2,623
Accounts receivable, net	13,984	10,791
Homesite sales receivable	5,969	5,675
Notes receivable, net	15,115	10,877
Income tax receivable	117	—
Inventory	2,639	2,026
Prepaid expenses	8,054	7,135
Straight-line rent	2,511	3,174
Operating lease right-of-use assets	794	808
Other assets	5,860	5,743
Retained interest investments	13,544	12,905
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$69,897	$65,866

Restricted Investments

As of December 31, 2020, the Company’s restricted investments were related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the

Company’s condensed consolidated balance sheets until they were allocated to 401(k) plan participants. The final allocation of the assets occurred in March 2021. During both the nine months ended September 30, 2021 and 2020, the Company recorded an expense of $1.2 million for the fair value of the assets, less expenses, that were allocated to participants. Refer to Note 6. Financial Instruments and Fair Value Measurements.

Investments - Equity Securities

As of September 30, 2021 and December 31, 2020, investments - equity securities included $0.4 million and $2.6 million, respectively, of preferred stock investments recorded at fair value. During the three and nine months ended September 30, 2021, the Company recognized unrealized gain of $0.1 million and unrealized loss of $0.9 million, respectively, on investments related to equity securities still held as of September 30, 2021. During the three and nine months ended September 30, 2020, the Company recognized unrealized gain of $0.3 million and unrealized loss of $4.5 million, respectively, on investments related to equity securities still held as of September 30, 2020. These amounts were included within investment income, net on the condensed consolidated statements of income.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include receivables related to certain homesite sales, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of both September 30, 2021 and December 31, 2020, accounts receivable were presented net of allowance for credit losses of $0.2 million and net of allowance for lease related receivables of $0.1 million. During the nine months ended September 30, 2021, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2021	for Homesites Sold	Received/Transferred	September 30, 2021
Homesite sales receivable	$5,675	$3,670	$(3,376)	$5,969

		Increases Due To	Decreases Due to
	Balance	Revenue Recognized	Amounts	Balance
	January 1, 2020	for Homesites Sold	Received/Transferred	September 30, 2020
Homesite sales receivable	$5,211	$2,116	$(2,276)	$5,051

Notes Receivable, Net

Notes receivable, net consists of the following:

	September 30,	December 31,
	2021	2020
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$8,556	$2,714
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due July 2022 through May 2023	5,885	7,544
Interest bearing notes with JV partners, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039 through July 2039	549	556
Non-interest bearing note with a tenant for tenant improvements, due October 2025	78	—
Various mortgage notes, secured by certain real estate, bearing interest at rates of 5.2% to 6.7%, due December 2022 through November 2023	47	63
Total notes receivable, net	$15,115	$10,877

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

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting date. As of September 30, 2021 and December 31, 2020, notes receivable were presented net of allowance for credit losses of $0.1 million. As of September 30, 2021 and December 31, 2020, accrued interest receivable was $0.4 million and $0.2 million, respectively, and is included within other assets on the condensed consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of September 30, 2021 and December 31, 2020. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.5 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $13.5 million and $12.9 million as of September 30, 2021 and December 31, 2020, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	September 30, 2021			December 31, 2020
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$43,832	$264	$43,568	$44,568	$314	$44,254
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	36,319	274	36,045	27,179	351	26,828
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 3.1% as of September 30, 2021	35,791	1,063	34,728	36,084	1,079	35,005
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% and swapped to a fixed rate of 4.4%	19,583	330	19,253	18,066	284	17,782
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.1% (effective rate of 2.2% at September 30, 2021)	17,390	160	17,230	15,921	198	15,723
Airport Hotel Loan, due March 2025, bearing interest at LIBOR plus 2.0%, with a floor rate of 3.0% (effective rate of 3.0% at September 30, 2021)	14,642	137	14,505	3,548	168	3,380
Breakfast Point Hotel Loan, due November 2042, bearing interest at LIBOR plus 2.8%, with a floor rate of 3.8% (effective rate of 3.8% at September 30, 2021)	8,252	194	8,058	—	—	—
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at September 30, 2021)	5,247	54	5,193	5,421	59	5,362
Community Development District debt, secured by certain real estate or other collateral, due May 2023 through May 2039, bearing interest at 3.6% to 6.0%	5,015	—	5,015	6,294	—	6,294
The Lodge 30A JV Loan, due January 2028, bearing interest at 3.8%	4,493	186	4,307	—	—	—
Self-Storage Facility Loan, due November 2025, bearing interest at LIBOR plus 2.5%, with a floor rate of 3.0% (effective rate of 3.0% at September 30, 2021)	4,135	74	4,061	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at September 30, 2021)	1,505	16	1,489	1,545	17	1,528
Pier Park Outparcel Construction Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at September 30, 2021)	1,393	11	1,382	1,458	12	1,446
WaterColor Crossings Construction Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at September 30, 2021)	1,283	18	1,265	1,334	21	1,313
Total debt	$198,880	$2,781	$196,099	$161,418	$2,503	$158,915

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

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. In August 2021, the Pier Park Crossings JV entered into a modification of the PPC JV Loan, that reduced the interest rate from 4.0% to 3.1% and revised the prepayment provisions. Prior to the modification, a prepayment premium was due to the lender of 1% - 9% of any prepaid principal through June 30, 2030. The modification revised the prepayment provision to include that the PPC JV Loan may not be prepaid prior to September 1, 2022 and from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. As of September 30, 2021, the Company incurred less than $0.1 million of additional loan cost due to the PPC JV Loan modification.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%.

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

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance construction of the Hilton Garden Inn Panama City Airport. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $14.2 million and $15.8 million as of September 30, 2021 and December 31, 2020, respectively. The Company pays interest on this total outstanding CDD debt.

In January 2021, The Lodge 30A JV entered into a $15.0 million construction loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). The Lodge 30A JV Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. As of September 30, 2021 and December 31, 2020, there was no principal balance and the Company had incurred $1.0 million of loan costs related to the Pier Park Resort Hotel JV Loan.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Apartments Loan”, formerly referenced as “Star Avenue”). The North Bay Landing Apartments Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The North Bay Landing Apartments Loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, that would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, the Company’s liability under the North Bay Landing Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. As of September 30, 2021, there was no principal balance and the Company had incurred $0.3 million of loan costs related to the North Bay Landing Apartments Loan.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million construction loan to finance the construction of the Camp Creek Inn and amenity center in Watersound, Florida (the “Camp Creek Inn Loan”). The Camp Creek Inn Loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The Camp Creek Inn Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Camp Creek Inn Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Camp Creek Inn Loan. As guarantor, the Company’s liability under the Camp Creek Inn Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. As of September 30, 2021, there was no principal balance and the Company had incurred $0.4 million of loan costs related to the Camp Creek Inn Loan.

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million construction loan to finance the construction of a grocery building in the Watersound Town Center in Watersound, Florida (the “Watersound Town Center Grocery Loan”). The Watersound Town Center Grocery Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, the Company’s liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. As of September 30, 2021, there was no principal balance and the Company had incurred $0.2 million of loan costs related to the Watersound Town Center Grocery Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both September 30, 2021 and December 31, 2020, the Company was in compliance with the financial debt covenants.

As of September 30, 2021, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $315.0 million. These assets are included within investment in real estate, net and property and equipment, net on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to September 30, 2021, for the years ending December 31 are:

September 30,
2021
2021	$506
2022	3,612
2023	5,345
2024	57,070
2025	61,758
Thereafter	70,589
$198,880

11. Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$36,957	$25,376
Finance lease liability	409	316
Operating lease liabilities	794	808
Accrued compensation	4,168	3,337
Other accrued liabilities	7,809	6,892
Deferred revenue	14,864	16,632
Club initiation fees	19,823	10,716
Club membership deposits	3,867	3,764
Advance deposits	2,355	1,344
Accrued interest expense for Senior Notes held by SPE	712	2,850
Total other liabilities	$91,758	$72,035

Accounts payable as of September 30, 2021 and December 31, 2020, includes payables for projects under development and construction.

Other accrued liabilities include $4.3 million and $0.1 million of accrued property taxes as of September 30, 2021 and December 31, 2020, respectively, which are generally paid annually in November.

Deferred revenue as of September 30, 2021 and December 31, 2020, includes $10.9 million and $11.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

Club Initiation Fees
Balance as of January 1, 2021	$10,716
New club memberships	12,283
Revenue from amounts included in contract liability opening balance	(2,310)
Revenue from current period new memberships	(866)
Balance as of September 30, 2021	$19,823

Club Initiation Fees
Balance as of January 1, 2020	$6,917
New club memberships	3,441
Revenue from amounts included in contract liability opening balance	(1,600)
Revenue from current period new memberships	(190)
Balance as of September 30, 2020	$8,568

Remaining performance obligations represent contracted revenue that has not been recognized, which include club initiation fees. As of September 30, 2021 remaining performance obligations were $19.8 million, of which the Company expects to recognize as revenue $1.2 million in 2021, $8.5 million in 2022 through 2023, $6.8 million in 2024 through 2025 and $3.3 million thereafter.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2021 and 2020, to pre-tax income as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Tax at the federal statutory rate	$4,543	$2,140	$12,139	$6,986
State income taxes (net of federal benefit)	340	359	1,614	1,172
Change in state tax rate	1,392	—	1,308	—
Tax credits	(63)	(85)	(156)	(336)
Other	217	27	275	30
Total income tax expense	$6,429	$2,441	$15,180	$7,852

As of September 30, 2021 the Company had income tax receivable of $0.1 million, included within other assets on the condensed consolidated balance sheets. As of December 31, 2020, the Company had income tax payable of $2.7 million, included within other liabilities on the condensed consolidated balance sheets.

On September 14, 2021, the State of Florida announced the reduction of the 2021 corporate tax rate from 4.458% to 3.535% retroactive to the beginning of 2021. The corporate income tax rate will revert to 5.5% for tax year 2022 and years forward. As a result, the Company adjusted its income tax provision for year-to-date earnings, as well as deferred taxes based on the temporary differences that are expected to reverse in 2021. The impact of this tax rate change is a $1.4 million increase in income tax expense due to the adjustment to deferred taxes, offset by a $0.4 million benefit on the year-to-date earnings, recorded in the three months ending September 30, 2021.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has not identified any material unrecognized tax benefits as of either September 30, 2021 or December 31, 2020.

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

13. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive income (loss), which is presented net of tax:

	Unrealized Gain (Loss)	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedge	Total
Accumulated other comprehensive income (loss) at December 31, 2020	$16	$(1,488)	$(1,472)
Other comprehensive (loss) income before reclassifications	(1)	405	404
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	199	188
Other comprehensive (loss) income	(12)	604	592
Accumulated other comprehensive income (loss) at September 30, 2021	$4	$(884)	$(880)

Following is a summary of the tax effects allocated to other comprehensive income (loss):

	Three Months Ended September 30, 2021
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$3	$(1)	$2
Interest rate swap	301	(76)	225
Interest rate swap - unconsolidated affiliate	(1)	—	(1)
Reclassification adjustment for net loss included in earnings	154	(39)	115
Net unrealized gain	457	(116)	341
Other comprehensive income	$457	$(116)	$341

	Three Months Ended September 30, 2020
	Before-	Tax (Expense) or	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$21	$(5)	$16
Unrealized gain on restricted investments	2	(1)	1
Interest rate swap	1	—	1
Interest rate swap - unconsolidated affiliate	(2)	1	(1)
Net unrealized gain	22	(5)	17
Other comprehensive income	$22	$(5)	$17

	Nine Months Ended September 30, 2021
	Before-		Net-of-
	Tax Amount	Tax Expense	Tax Amount
Unrealized loss on available-for-sale investments	$(1)	$—	$(1)
Interest rate swap	410	(104)	306
Interest rate swap - unconsolidated affiliate	133	(34)	99
Reclassification adjustment for net loss included in earnings	251	(63)	188
Net unrealized gain	793	(201)	592
Other comprehensive income	$793	$(201)	$592

	Nine Months Ended September 30, 2020
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$127	$(32)	$95
Unrealized gain on restricted investments	7	(2)	5
Interest rate swap	(865)	219	(646)
Interest rate swap - unconsolidated affiliate	(843)	214	(629)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(1,578)	400	(1,178)
Other comprehensive loss	$(1,578)	$400	$(1,178)

14. Stockholders’ Equity

Dividends

During the three and nine months ended September 30, 2021, the Company paid cash dividends of $0.08 and $0.24, respectively, per share on the Company’s common stock for a total of $4.7 million and $14.1 million, respectively. The Company did not pay cash dividends during the three and nine months ended September 30, 2020.

Stock Repurchase Program

The Company’s Board has approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The Stock Repurchase Program has no expiration date.

During the nine months ended September 30, 2021, the Company did not repurchase shares of its common stock outstanding. During the nine months ended September 30, 2020, the Company repurchased 532,034 shares of its common stock at an average purchase price of $16.54, per share, for an aggregate purchase price of $8.8 million, pursuant to its Stock Repurchase Program. As of September 30, 2021, the Company had a total authority of $77.4 million available for purchase of shares of its common stock pursuant to its Stock Repurchase Program. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Director’s Fees

During the three and nine months ended September 30, 2021 and 2020, the Company did not issue any common stock for director’s fees. On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20,

2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

During the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, the Company did not have expense related to restricted stock awards to the Company’s directors. During the nine months ended September 30, 2020, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$21,603	$—	$1,560	$337	$23,500
Hospitality revenue	355	21,937	—	—	22,292
Leasing revenue	155	20	6,966	5	7,146
Timber revenue	—	—	1,058	—	1,058
Total revenue	$22,113	$21,957	$9,584	$342	$53,996

Timing of Revenue Recognition:
Recognized at a point in time	$21,958	$16,729	$2,618	$337	$41,642
Recognized over time	—	5,208	—	—	5,208
Over lease term	155	20	6,966	5	7,146
Total revenue	$22,113	$21,957	$9,584	$342	$53,996

	Three Months Ended September 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$16,104	$—	$2,157	$215	$18,476
Hospitality revenue	232	16,773	—	—	17,005
Leasing revenue	17	3	4,943	—	4,963
Timber revenue	—	—	1,597	—	1,597
Total revenue	$16,353	$16,776	$8,697	$215	$42,041

Timing of Revenue Recognition:
Recognized at a point in time	$16,336	$13,705	$3,754	$215	$34,010
Recognized over time	—	3,068	—	—	3,068
Over lease term	17	3	4,943	—	4,963
Total revenue	$16,353	$16,776	$8,697	$215	$42,041

	Nine Months Ended September 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$74,670	$—	$9,771	$1,174	$85,615
Hospitality revenue	612	57,374	—	—	57,986
Leasing revenue	252	39	18,797	24	19,112
Timber revenue	—	—	4,827	—	4,827
Total revenue	$75,534	$57,413	$33,395	$1,198	$167,540

Timing of Revenue Recognition:
Recognized at a point in time	$75,282	$43,610	$14,598	$1,174	$134,664
Recognized over time	—	13,764	—	—	13,764
Over lease term	252	39	18,797	24	19,112
Total revenue	$75,534	$57,413	$33,395	$1,198	$167,540

	Nine Months Ended September 30, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$33,060	$—	$7,244	$1,534	$41,838
Hospitality revenue	364	34,816	—	—	35,180
Leasing revenue	94	8	14,067	—	14,169
Timber revenue	—	—	5,508	—	5,508
Total revenue	$33,518	$34,824	$26,819	$1,534	$96,695

Timing of Revenue Recognition:
Recognized at a point in time	$33,424	$26,471	$12,752	$1,534	$74,181
Recognized over time	—	8,345	—	—	8,345
Over lease term	94	8	14,067	—	14,169
Total revenue	$33,518	$34,824	$26,819	$1,534	$96,695

16. Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Investment income, net
Interest and dividend income	$—	$6	$13	$1,117
Accretion income	52	13	90	60
Net realized gain (loss) on the sale of investments	—	—	17	(48)
Unrealized gain (loss) on investments, net	63	270	(1,947)	(4,633)
Interest income from investments in SPEs	2,003	2,045	6,075	6,136
Interest earned on notes receivable and other interest	213	71	565	219
Total investment income, net	2,331	2,405	4,813	2,851
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,207)	(2,204)	(6,619)	(6,609)
Other interest expense	(1,907)	(1,175)	(5,020)	(3,504)
Total interest expense	(4,114)	(3,379)	(11,639)	(10,113)
Gain on contribution to equity method investment	—	—	3,290	19,615
Other income (expense), net
Accretion income from retained interest investments	392	349	1,129	1,034
Gain on insurance recovery	2,540	—	3,924	—
Loss from hurricane damage	(11)	(594)	(26)	(1,096)
Miscellaneous income, net	4,408	512	4,568	723
Other income, net	7,329	267	9,595	661
Total other income (expense), net	$5,546	$(707)	$6,059	$13,014

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

During the three months ended September 30, 2021 and 2020, the Company capitalized $0.2 million and $0.4 million, respectively, in interest related to projects under development or construction. During the nine months ended September 30, 2021 and 2020, the Company capitalized $0.9 million and $0.6 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contribution to Equity Method Investment

The Company did not have any gain on contribution to equity method investment during the three months ended September 30, 2021 and 2020. Gain on contribution to equity method investment for the nine months ended September 30, 2021, includes a gain of $0.2 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The nine months ended September 30, 2021, also includes a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. Gain on contribution to equity method investment for the nine months ended September 30, 2020, includes a gain of $15.3 million on land contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The nine months ended September 30, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.5%.

During the three and nine months ended September 30, 2021, the Company had a gain on insurance recovery of $2.5 million and $3.9 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. During the three and nine months ended September 30, 2020, the Company did not have any gain on insurance recovery, but incurred $0.6 million and $1.1 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net during the three and nine months ended September 30, 2021, includes $3.6 million the Company received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. The Company has met all requirements related to the TRBG program as of September 30, 2021. See Note 7. Hurricane Michael for additional information.

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

The Company uses income before equity in loss from unconsolidated affiliates, income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit, title fee and insurance business revenue and cost of revenue and corporate operating expenses, corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating revenue:
Residential	$22,113	$16,353	$75,534	$33,518
Hospitality	21,957	16,776	57,413	34,824
Commercial	9,584	8,697	33,395	26,819
Other	342	215	1,198	1,534
Consolidated operating revenue	$53,996	$42,041	$167,540	$96,695

Income (loss) before equity in loss from unconsolidated affiliates and income taxes:
Residential (a)	$12,918	$6,206	$40,982	$28,212
Hospitality	4,195	4,940	9,901	5,094
Commercial (b) (c)	4,522	2,006	14,899	13,406
Other	72	(2,834)	(7,273)	(12,893)
Consolidated income before equity in loss from unconsolidated affiliates and income taxes	$21,707	$10,318	$58,509	$33,819

(a)	The nine months ended September 30, 2020, includes a gain of $15.3 million on land contributed to the Latitude Watersound Margaritaville JV. See Note 4. Joint Ventures and Note 16. Other Income (Expense), Net for additional information.
(b)	The nine months ended September 30, 2021, includes a gain of $3.1 million on land contributed to the Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 16. Other Income (Expense), Net for additional information.
(c)	The nine months ended September 30, 2020, includes a gain of $3.9 million on land contributed to the Sea Sound Apartments JV. See Note 4. Joint Ventures and Note 16. Other Income (Expense), Net for additional information.

	September 30,	December 31,
	2021	2020
Total assets:
Residential	$191,310	$172,610
Hospitality	219,625	146,724
Commercial	367,122	332,649
Other	358,493	385,341
Total assets	$1,136,550	$1,037,324

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of September 30, 2021 and December 31, 2020, $8.6 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of September 30, 2021 and December 31, 2020, the Company was required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.7 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $3.3 million and $6.6 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2021, the Company had a total of $260.1 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan is 50% and will be reduced to 25% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of September 30, 2021 and December 31, 2020, $14.2 million and $14.4 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value for additional information.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender through substantial completion, which occurred in June 2020. The Company’s liability as guarantor under the loans upon substantial completion was reduced to 50% for a twelve month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of September 30, 2021 and December 31, 2020, $5.3 million and $5.4 million, was outstanding on the Busy Bee JV Construction Loan. As of September 30, 2021 and December 31, 2020, $1.1 million and $1.2 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million construction loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The Latitude Margaritaville Watersound JV Loan provides for monthly interest payments with a final balloon payment at maturity in November 2023. The Latitude Margaritaville Watersound JV Loan includes annual maturity extension rights for a total of three additional years, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of September 30, 2021 and December 31, 2020, $5.5 million and $0.6 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million construction loan (the “Watersound Fountains JV Loan”). The Watersound Fountains JV Loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The Watersound Fountains JV Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The Watersound Fountains JV Loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, that would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The Watersound Fountains JV Loan is secured by the real property, assignment of rents, leases, deposits, licenses, permits, contracts and construction and development documents and the security interest in the personal property, rents and management agreement. In connection with the Watersound Fountains JV Loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the Watersound Fountains JV Loan will be reduced to 50% of the principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and will receive a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of September 30, 2021, there was no principal balance outstanding on the Watersound Fountains JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both September 30, 2021 and December 31, 2020. As of both September 30, 2021 and December 31, 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

19. Subsequent Event

On October 27, 2021, the Company’s Board of Directors declared a cash dividend of $0.08 per share on the Company’s common stock, payable on December 10, 2021 to shareholders of record at the close of business on November 12, 2021.

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

Business Overview

St. Joe is a real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. We may partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

COVID-19 Pandemic Update

Our business and results of operations improved in the first nine months of 2021 relative to the same period of 2020 as a result of several positive trends, including the global response to the COVID-19 outbreak, which was declared a pandemic in March 2020. While the economic recovery following containment and mitigation measures of COVID-19 is still ongoing, demand across our segments remains strong. We believe this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and world class amenities, as well as the evolving flexibility in the workplace.

Despite our positive results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic remains unknown, and we could experience material declines within each of our reportable segments in 2021 and beyond compared to the historical norms. We have taken measures and may be required to take additional measures in the future, in response to the pandemic. For example, beginning in mid-March 2020, in response to federal, state and local orders and guidelines, we took a number of protective measures, including temporarily closing the WaterColor Inn, WaterSound Inn and The Pearl Hotel for overnight guests, closing retail outlets and beach clubs, closing or limiting restaurant activities at our food and beverage operations to pick up only (and in certain locations, local delivery), implementing cost reduction measures and “work from home” policies. Our hospitality assets gradually reopened in May 2020, but could be ordered to close again. We will continue to monitor the potential impacts and evaluate each new project day-by-day and phase-by-phase and take prudent measures and respond as needed based on market conditions.

For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A. Risk Factors within our 2020 Annual Report.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Operating Revenue
Residential	41.0%	38.9%	45.1%	34.7%
Hospitality	40.7%	39.9%	34.3%	36.0%
Commercial	17.7%	20.7%	19.9%	27.7%
Other	0.6%	0.5%	0.7%	1.6%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The Watersound Origins, Watersound Camp Creek, Breakfast Point East, Titus Park, Ward Creek, Watersound Origins West, College Station, Park Place, Mexico Beach, WindMark Beach and SouthWood communities are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and retail customers on a limited basis.

The SummerCamp Beach and RiverCamps communities have homesites available for sale and lands for future development. The WaterColor and Wild Heron communities are substantially developed, with remaining homesites available for sale.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community under development and construction in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of September 30, 2021, the unconsolidated Latitude Margaritaville Watersound JV had 299 homes under contract, which are expected to result in a sales value of approximately $121.5 million at closing of the homes.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	235	173	318	726
College Station	Bay County, FL	71	83	235	389
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	629	344	2,527	3,500
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	49	106	191	346
RiverCamps (c)	Bay County, FL	26	—	149	175
SouthWood (f)	Leon County, FL	39	172	994	1,205
SummerCamp Beach (b)	Franklin County, FL	86	—	271	357
Titus Park	Bay County, FL	315	144	650	1,109
Watersound Origins West (d)	Walton County, FL	115	—	5,781	5,896
Watersound Camp Creek (f)	Walton County, FL	202	—	—	202
Watersound Origins (f)	Walton County, FL	247	475	—	722
Watersound Origins Townhomes (f)	Walton County, FL	64	—	—	64
Ward Creek (d)	Bay County, FL	355	238	1,007	1,600
WaterColor Park District	Walton County, FL	4	—	—	4
Wild Heron	Bay County, FL	2	—	—	2
WindMark Beach (f)	Gulf County, FL	312	—	966	1,278
Total Homesites		2,825	1,831	14,006	18,662
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV plans to build and sell homes in this community.
(f)	Development of Regional Impact (“DRI”).

As of September 30, 2021, we had 1,661 residential homesites under contract with 16 different local, regional and national homebuilders, which are expected to result in revenue of approximately $160.7 million at closing of the homesites, which are expected over the next several years. As of September 30, 2020, we had 1,401 residential homesites under contract, which were expected to result in revenue of approximately $119.3 million. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of September 30, 2021, in addition to the 1,661 homesites in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 299 homes under contract, which together with the 1,661 homesites are expected to result in a sales value of approximately $282.2 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club, (“Watersound Club”, formerly referred to as The Clubs by JOE), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, the WaterColor Inn, Hilton Garden Inn Panama City Airport and WaterSound Inn, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

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

Watersound Club has a private beach club located in Watersound, Florida, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, Watersound Club’s tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek is an 18-hole golf course located near the Watersound Origins residential community and the new Camp Creek residential community. In the fourth quarter of 2019, we commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to Watersound Club members and guests at some of our hotels.

We own and operate the award-winning WaterColor Inn (which includes the Fish Out of Water restaurant), the Hilton Garden Inn Panama City Airport, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) the WaterColor Inn, Hilton Garden Inn Panama City Airport, WaterSound Inn and operation of the WaterColor Beach Club, (ii) management of The Pearl Hotel, (iii) short-term vacation rentals, (iv) food and beverage operations and (v) merchandise sales. The WaterColor Inn, Hilton Garden Inn Panama City Airport, WaterSound Inn and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees. Management services expenses consist primarily of internal administrative costs. Hotel operations and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We are in the process of constructing an Embassy Suites by Hilton hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor; a HomeWood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida; the waterfront Hotel Indigo and standalone restaurant in Panama City, Florida’s downtown waterfront district; The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida; and seven additional suites at WaterColor Inn. We are also in the process of planning a Home2 Suites by Hilton Hotel in Santa Rosa Beach, Florida. Once complete, we intend to manage the day-to-day operations of all planned hotels and restaurants.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	60	7	67
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (c)	Bay County, FL	143	—	143
TownePlace Suites by Marriott Panama City Beach Pier Park (d)	Bay County, FL	124	—	124
Total operational rooms		338	7	345

Managed
The Pearl Hotel (e)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (f)	Bay County, FL	—	255	255
HomeWood Suites by Hilton Panama City Beach	Bay County, FL	—	131	131
Hotel Indigo	Bay County, FL	—	124	124
The Lodge 30A (f)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	670	670
Total rooms		393	677	1,070
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Planned additional rooms are currently under construction.
(c)	The hotel opened on July 8, 2021.
(d)	The hotel is operated by our JV partner and opened in May 2020. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our Commercial segment.
(e)	The hotel is owned by a third party, but is operated by us.
(f)	Under development with JV partners.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 517 apartment units and 148 senior living units, in addition to the 600 apartment units and 107 senior living units that have recently been completed.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. In addition to Pier Park Crossings, we have three apartment communities under construction. Watersound Origins Crossings, planned for 217 units, with 158 units completed as of September 30, 2021, is adjacent to the Watersound Town Center in Watersound, Florida. Sea Sound apartments, an unconsolidated JV planned for 300 units, with 82 units completed as of September 30, 2021, is located in Panama City Beach, Florida near the Breakfast Point residential communities. North Bay Landing apartments, planned for 240 units, is located in Panama City, Florida. Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Origins residential community in Watersound, Florida.

Our leasing portfolio consists of approximately 986,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Within the leasing portfolio, our mixed-use lease space totals approximately 149,000 square feet. It consists primarily of WaterColor Town Center, WindMark Beach Town Center, Watersound Town Center, WaterSound Gatehouse, WaterColor Crossings and various flex-space buildings. Our retail lease space totals approximately 352,000 square feet. It consists primarily of Pier Park North JV and other leasable properties. Our industrial lease space totals approximately 304,000 square feet, primarily located at VentureCrossings. Our office lease space consists of approximately 91,000 square feet, primarily located in the Beckrich Office Park in Panama City Beach, Florida. Our self-storage lease space consists of approximately 68,000 square feet, which consists of Watersound Self-Storage. Our current medical leased space consists of approximately 22,000 square feet. It consists of a medical clinic at the Watersound Town Center and medical space at Beckrich Office Park. Through separate unconsolidated JVs, other commercial properties include a 124 room TownePlace Suites by Marriott operated by our JV partner and a Busy Bee branded fuel station and convenience store operated by our JV partner, both located in Panama City Beach, Florida.

We have other commercial projects under construction. These include a Publix supermarket totaling approximately 50,000 square feet, in-line space totaling approximately 12,000 square feet and a multi-tenant commercial building in the Watersound Town Center totaling approximately 6,500 square feet. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in these policies during the first nine months of 2021, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	In millions
Revenue:
Real estate revenue	$23.5	$18.5	$85.6	$41.8
Hospitality revenue	22.3	17.0	58.0	35.2
Leasing revenue	7.1	4.9	19.1	14.2
Timber revenue	1.0	1.6	4.8	5.5
Total revenue	53.9	42.0	167.5	96.7
Expenses:
Cost of real estate revenue	8.5	9.4	33.1	18.4
Cost of hospitality revenue	16.5	11.0	43.5	26.5
Cost of leasing revenue	3.1	2.0	8.3	4.0
Cost of timber revenue	0.1	0.2	0.5	0.6
Other operating and corporate expenses	5.0	5.1	17.1	17.0
Depreciation, depletion and amortization	4.6	3.3	12.6	9.4
Total expenses	37.8	31.0	115.1	75.9
Operating income	16.1	11.0	52.4	20.8
Other income (expense):
Investment income, net	2.3	2.4	4.8	2.8
Interest expense	(4.1)	(3.4)	(11.6)	(10.1)
Gain on contribution to equity method investment	—	—	3.3	19.6
Other income, net	7.4	0.3	9.6	0.7
Total other income (expense), net	5.6	(0.7)	6.1	13.0
Income before equity in loss from unconsolidated affiliates and income taxes	21.7	10.3	58.5	33.8
Equity in loss from unconsolidated affiliates	(0.5)	(0.1)	(1.6)	(0.3)
Income tax expense	(6.4)	(2.4)	(15.2)	(7.8)
Net income	$14.8	$7.8	$41.7	$25.7

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	% (a)	2020	% (a)	2021	% (a)	2020	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$21.6	91.9%	$16.1	87.0%	$74.7	87.3%	$33.1	79.2%
Commercial and rural real estate revenue	1.6	6.8%	2.2	11.9%	9.8	11.4%	7.2	17.2%
Other revenue	0.3	1.3%	0.2	1.1%	1.1	1.3%	1.5	3.6%
Real estate revenue	$23.5	100.0%	$18.5	100.0%	$85.6	100.0%	$41.8	100.0%

Gross profit:
Residential real estate	$13.5	62.5%	$7.6	47.2%	$44.2	59.2%	$17.1	51.7%
Commercial and rural real estate	1.4	87.5%	1.4	63.6%	8.0	81.6%	5.0	69.4%
Other	0.1	33.3%	0.1	50.0%	0.3	27.3%	1.3	86.7%
Gross profit	$15.0	63.8%	$9.1	49.2%	$52.5	61.3%	$23.4	56.0%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2021, residential real estate revenue increased $5.5 million to $21.6 million, as compared to $16.1 million during the same period in 2020. During the three months ended September 30, 2021, residential real estate gross profit increased $5.9 million to $13.5 (or gross margin of 62.5%), as compared to $7.6 million (or gross margin of 47.2%) during the same period in 2020. During the three months ended September 30, 2021, we sold 119 homesites and had no unimproved residential land sales, compared to 162 homesites and an unimproved residential land sale of $0.4 million during the same period in 2020. During the three months ended September 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $159,000 and $82,000, respectively, due to the mix of sales from different communities.

During the nine months ended September 30, 2021, residential real estate revenue increased $41.6 million to $74.7 million, as compared to $33.1 million during the same period in 2020. During the nine months ended September 30, 2021, residential real estate gross profit increased $27.1 million to $44.2 (or gross margin of 59.2%), as compared to $17.1 million (or gross margin of 51.7%) during the same period in 2020. During the nine months ended September 30, 2021, we sold 494 homesites, two homes and had unimproved residential land sales of $0.1 million, compared to 303 homesites, no home sales and had unimproved residential land sales of $1.7 million during the same period in 2020. During the nine months ended September 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $125,000 and $86,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin improvement for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended September 30, 2021, we had five commercial and rural real estate sales totaling approximately 423 acres for $1.6 million, resulting in a gross profit margin of approximately 87.5%. During the three months ended September 30, 2020, we had seven commercial and rural real estate sales totaling approximately 232 acres for $2.2 million, resulting in a gross profit margin of approximately 63.6%.

During the nine months ended September 30, 2021, we had thirteen commercial and rural real estate sales totaling approximately 536 acres for $9.8 million, resulting in a gross profit margin of approximately 81.6%. During the nine months ended September 30, 2020, we had nineteen commercial and rural real estate sales totaling approximately 433 acres for $7.2 million, resulting in a gross profit margin of approximately 69.4%. Revenue from commercial and rural real estate can vary significantly from period to period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period to period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs spent on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales, title fee and insurance business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Hospitality revenue	$22.3	$17.0	$58.0	$35.2
Gross profit	$5.8	$6.0	$14.5	$8.7
Gross margin	26.0%	35.3%	25.0%	24.7%

Hospitality revenue increased $5.3 million, or 31.2%, to $22.3 million during the three months ended September 30, 2021, as compared to $17.0 million in the same period in 2020. During the three months ended September 30, 2021, the increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region that resulted in an influx of members and guests from new markets. Our hospitality gross margin decreased to 26.0% during the three months ended September 30, 2021, compared to 35.3% during the same period in 2020. The decrease in gross margin is due to increased sales incentive costs related to the growth of our club memberships, pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Hospitality revenue increased $22.8 million, or 64.8%, to $58.0 million during the nine months ended September 30, 2021, as compared to $35.2 million in the same period in 2020. During the nine months ended September 30, 2021 the increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region and year-round travel that resulted in an influx of members and guests from new markets. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. As of September 30, 2021, Watersound Club had 2,158 members, compared with 1,448 members as of September 30, 2020, an increase of 710 members. Hospitality gross margin of 25.0% during the nine months ended September 30, 2021, was comparable to the gross margin of 24.7% during the same period in 2020.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Leasing revenue	$7.1	$4.9	$19.1	$14.2
Gross profit	$4.0	$2.9	$10.8	$10.2
Gross margin	56.3%	59.2%	56.5%	71.8%

Leasing revenue increased $2.2 million, or 44.9%, to $7.1 million during the three months ended September 30, 2021, as compared to $4.9 million in the same period in 2020. Leasing revenue increased $4.9 million, or 34.5%, to $19.1 million during the nine months ended September 30, 2021, as compared to $14.2 million in the same period in 2020. The increase in the periods is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the three months ended September 30, 2021, to 56.3%, as compared to 59.2% during the same period in 2020, primarily due to start-up and lease-up expenses for new assets in the current period. Leasing gross margin decreased during the nine months ended September 30, 2021 to 56.5%, as compared to 71.8% during the same period in 2020, primarily due to start-up and lease-up expenses for new assets in the current period and $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period.

Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Timber revenue	$1.0	$1.6	$4.8	$5.5
Gross profit	$0.9	$1.4	$4.3	$4.9
Gross margin	90.0%	87.5%	89.6%	89.1%

Timber revenue decreased $0.6 million, or 37.5%, to $1.0 million during the three months ended September 30, 2021, as compared to $1.6 million in the same period in 2020. The decrease is primarily due to a decrease in the amount of wood product tons sold, which were partially offset by price increases in the current period, as well as a decrease in the sales of fill dirt and other products. There were 50,000 tons of wood products sold during the three months ended September 30, 2021, as compared to 84,000 tons of wood products sold during the same period in 2020.

Timber revenue decreased $0.7 million, or 12.7%, to $4.8 million during the nine months ended September 30, 2021, as compared to $5.5 million in the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products. The decrease was partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 223,000 tons of wood products sold during the nine months ended September 30, 2021, as compared to 275,000 tons of wood products sold during the same period in 2020.

Other Operating and Corporate Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Employee costs	$2.0	$2.0	$6.6	$6.3
401(k) contribution	—	—	1.2	1.2
Property taxes and insurance	1.4	1.3	4.1	3.8
Professional fees	0.7	1.0	2.3	3.2
Marketing and owner association costs	0.3	0.4	1.3	0.9
Occupancy, repairs and maintenance	0.3	0.2	0.5	0.6
Other miscellaneous	0.3	0.2	1.1	1.0
Total other operating and corporate expenses	$5.0	$5.1	$17.1	$17.0

Other operating and corporate expenses for the three and nine months ended September 30, 2021 and 2020, were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.3 million and $3.2 million during the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020, primarily due to new assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned, (ii) accretion of the net discount, (iii) net realized gain or loss from the sale of available-for-sale-investments and equity securities, (iv) net unrealized gain or loss related to investments - equity securities, (v) interest income earned on the time deposit held by SPE and (vi) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Interest and dividend income	$—	$—	$—	$1.1
Accretion income	—	—	0.1	0.1
Net realized loss on the sale of investments	—	—	—	(0.1)
Unrealized gain (loss) on investments, net	0.1	0.3	(1.9)	(4.6)
Interest income from investments in special purpose entities	2.0	2.0	6.1	6.1
Interest earned on notes receivable and other interest	0.2	0.1	0.5	0.2
Total investment income, net	$2.3	$2.4	$4.8	$2.8

Investment income, net for the three months ended September 30, 2021 and 2020, were comparable. Investment income, net increased $2.0 million to $4.8 million for the nine months ended September 30, 2021, as compared to $2.8 million in the same period in 2020. The nine months ended September 30, 2021, had interest and dividend income of less than $0.1 million, compared to interest and dividend income of $1.1 million during the prior period. The decrease in interest and dividend income for the nine months ended September 30, 2021, as compared to the same period in 2020, is primarily due to the change in investments held during the period. The nine months ended September 30, 2021 includes unrealized losses related to preferred stock of $1.9 million, compared to $4.6 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2	$6.6	$6.6
Other interest expense	1.9	1.2	5.0	3.5
Total interest expense	$4.1	$3.4	$11.6	$10.1

Interest expense increased $0.7 million, or 20.6%, to $4.1 million during the three months ended September 30, 2021, as compared to $3.4 million in the same period in 2020. Interest expense increased $1.5 million, or 14.9%, to $11.6 million during the nine months ended September 30, 2021, as compared to $10.1 million in the same period in 2020. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contribution to Equity Method Investment

We did not have any gain on contribution to equity method investment during the three months ended September 30, 2021 and 2020. Gain on contribution to equity method investment during the nine months ended September 30, 2021 and 2020, was $3.3 million and $19.6 million, respectively. The nine months ended September 30, 2021, includes a gain of $0.2 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The nine months ended September 30, 2021, also includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. The nine months ended September 30, 2020, includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. The nine months ended September 30, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Accretion income from retained interest investments	$0.4	$0.4	$1.1	$1.1
Gain on insurance recovery	2.5	—	3.9	—
Loss from hurricane damage	—	(0.6)	—	(1.1)
Miscellaneous income, net	4.5	0.5	4.6	0.7
Other income, net	$7.4	$0.3	$9.6	$0.7

Other income, net increased $7.1 million to $7.4 million during the three months ended September 30, 2021, as compared to $0.3 million in the same period in 2020. Other income, net increased $8.9 million to $9.6 million during the nine months ended September 30, 2021, as compared to $0.7 million in the same period in 2020. The three and nine months ended September 30, 2021, include a gain on insurance recovery of $2.5 million and $3.9 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. The three and nine months ended September 30, 2020, did not include any gain on insurance recovery, but includes $0.6 million and $1.1 million, respectively, of loss from hurricane damage related to Hurricane Michael. See Note 7. Hurricane Michael for additional information. Miscellaneous income, net during the three and nine months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. We have met all requirements related to the TRBG program as of September 30, 2021. See Note 7. Hurricane Michael and Note 16. Other Income (Expense), Net for additional information.

Income Tax Expense

We recorded income tax expense of $6.4 million during the three months ended September 30, 2021, as compared to $2.4 million during the same period in 2020. Our effective tax rate was 29.7% for the three months ended September 30, 2021, as compared to 23.9% during the same period in 2020.

We recorded income tax expense of $15.2 million during the nine months ended September 30, 2021, as compared to $7.8 million during the same period in 2020. Our effective tax rate was 26.3% for the nine months ended September 30, 2021, as compared to 23.6% during the same period in 2020.

Our effective rate for the three and nine months ended September 30, 2021, differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in the 2021 Florida income tax rate from 4.458% to 3.535%, tax credits and other permanent differences. Our effective rate for the three and nine months ended September 30, 2020, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent differences. See Note 12. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the results of operations of our residential segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Revenue:
Real estate revenue	$20.6	$14.9	$70.3	$30.2
Hospitality revenue	0.4	0.2	0.6	0.3
Leasing revenue	0.2	—	0.2	0.1
Other revenue	1.0	1.2	4.4	2.9
Total revenue	22.1	16.3	75.5	33.5
Expenses:
Cost of real estate and other revenue	8.1	8.4	30.5	16.0
Cost of hospitality revenue	0.2	0.2	0.4	0.5
Cost of leasing revenue	—	—	0.1	—
Other operating expenses	1.1	1.4	3.9	3.8
Depreciation and amortization	0.1	0.1	0.3	0.2
Total expenses	9.5	10.1	35.2	20.5
Operating income	12.6	6.2	40.3	13.0
Other income (expense):
Investment income, net	0.2	0.1	0.5	0.1
Interest expense	(0.1)	(0.2)	(0.4)	(0.5)
Gain on contribution to equity method investment	—	—	0.2	15.3
Other income, net	0.2	0.1	0.4	0.3
Total other income, net	0.3	—	0.7	15.2
Income before equity in loss from unconsolidated affiliates and income taxes	$12.9	$6.2	$41.0	$28.2

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended September 30, 2021 real estate revenue did not include any estimated homesite residuals. For the nine months ended September 30, 2021 real estate revenue includes estimated homesite residuals of $2.2 million. For the three and nine months ended September 30, 2021 other revenue includes estimated fees related to homebuilder homesite sales of $0.2 million and $1.5 million, respectively. For the three and nine months ended September 30, 2020 real estate revenue includes estimated homesite residuals of $0.4 million and $0.8 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $0.7 million and $1.3 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	119	$20.6	$7.4	$13.2	64.1%	162	$14.5	$7.4	$7.1	49.0%
Land sale	N/A	—	—	—	—%	N/A	0.4	0.4	—	—%
Total	119	$20.6	$7.4	$13.2	64.1%	162	$14.9	$7.8	$7.1	47.7%

Homesites. Revenue from homesite sales increased $6.1 million during the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended September 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $159,000 and $82,000, respectively, due to the mix of sales from different communities. Gross margin increased to 64.1% during the three months ended September 30, 2021, as compared to 49.0% during the same period in 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the three months ended September 30, 2021, we did not have any unimproved residential land sales. During the three months ended September 30, 2020, we had an unimproved residential land sale for $0.4 million, resulting in no gross profit margin.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth our residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	494	$69.2	$27.5	$41.7	60.3%	303	$28.5	$14.3	$14.2	49.8%
Homes	2	1.0	0.9	0.1	10.0%	—	—	—	—	—%
Land sales	N/A	0.1	—	0.1	100.0%	N/A	1.7	0.4	1.3	76.5%
Total	496	$70.3	$28.4	$41.9	59.6%	303	$30.2	$14.7	$15.5	51.3%

Homesites. Revenue from homesite sales increased $40.7 million during the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the nine months ended September 30, 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $125,000 and $86,000, respectively, due to the mix of sales from different communities. Gross margin increased to 60.3% during the nine months ended September 30, 2021, as compared to 49.8% during the same period in 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the nine months ended September 30, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%. During the nine months ended September 30, 2020, we did not have any home sales.

Land sales. During the nine months ended September 30, 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue. During the nine months ended September 30, 2020, we had unimproved residential land sales for $1.7 million, resulting in a gross profit margin of 76.5%.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contribution to equity method investment for the nine months ended September 30, 2021, includes a gain of $0.2 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to equity method investment for the nine months ended September 30, 2020, includes a gain of $15.3 million on land contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Revenue:
Hospitality revenue	$22.0	$16.8	$57.4	$34.8
Expenses:
Cost of hospitality revenue	16.3	10.8	42.9	26.1
Other operating expenses	0.2	0.3	0.5	0.7
Depreciation and amortization	1.7	1.2	4.4	3.5
Total expenses	18.2	12.3	47.8	30.3
Operating income	3.8	4.5	9.6	4.5
Other (expense) income:
Interest expense	(0.2)	(0.1)	(0.3)	(0.1)
Other income, net	0.6	0.5	0.6	0.7
Other income, net	0.4	0.4	0.3	0.6
Income before equity in loss from unconsolidated affiliates and income taxes	$4.2	$4.9	$9.9	$5.1

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$8.2	$2.0	24.4%	$6.8	$3.0	44.1%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	12.3	3.1	25.2%	9.3	2.8	30.1%
Other	1.5	0.5	33.3%	0.7	0.2	28.6%
Total	$22.0	$5.6	25.5%	$16.8	$6.0	35.7%

Revenue from our clubs increased $1.4 million, or 20.6%, during the three months ended September 30, 2021, compared to the same period in 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. Our clubs gross margin decreased to 24.4% during the three months ended September 30, 2021, compared to 44.1% during the same period in 2020. The decrease in gross margin was due to increased support services allocation and sales incentive costs related to the growth of our club memberships, as well as an increase in cost of labor and products related to the re-opening of club outlets closed during the third quarter of 2020 due to COVID-19.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $3.0 million, or 32.3%, during the three months ended September 30, 2021, as compared to the same period in 2020. The increase is primarily due to increases in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021 and the WaterColor Inn, as well as food and beverage operations consistent with increased popularity of the region. The three months ended September 30, 2021, had a gross margin of 25.2%, compared to 30.1% during the same period in 2020. The decrease in gross margin is due to pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Revenue from other hospitality operations increased $0.8 million during the three months ended September 30, 2021, as compared to the same period in 2020. The increase in other hospitality revenue was primarily related to an increase in revenue from The Powder Room, which opened in December 2020, as well as the WaterColor retail store. Other hospitality gross margin increased during the three months ended September 30, 2021, to 33.3%, as compared to 28.6% during the same period in 2020, due to $0.2 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. We did not have revenue from our marinas during the three months ended September 30, 2021 and 2020, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Our hospitality segment had a gross margin of 25.5% during the three months ended September 30, 2021, as compared to 35.7% during the same period in 2020. The decrease in gross margin is due to increased sales incentive costs related to the growth of our club memberships, pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.5 million in depreciation and amortization expense during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth details of our hospitality segment revenue and cost of revenue:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$23.1	$6.5	28.1%	$16.0	$6.3	39.4%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	29.9	6.7	22.4%	17.5	2.1	12.0%
Other	4.4	1.3	29.5%	1.3	0.3	23.1%
Total	$57.4	$14.5	25.3%	$34.8	$8.7	25.0%

Revenue from our clubs increased $7.1 million, or 44.4%, during the nine months ended September 30, 2021 compared to the same period in 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. As of September 30, 2021, Watersound Club had 2,158 members, compared with 1,448 members as of September 30, 2020 an increase of 710 members. Our clubs gross margin decreased to 28.1% during the nine months ended September 30, 2021, compared to 39.4% during the same period in 2020. The decrease in gross margin was due to increased support services allocation and sales incentive costs related to the growth of our club memberships, as well as an increase in cost of labor and products related to the re-opening of club outlets closed during 2020 due to COVID-19.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $12.4 million, or 70.9%, during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase is primarily due to increases in lodging revenue from the WaterColor Inn and Hilton Garden Inn Panama City Airport, which opened in July 2021, as well as food and beverage operations consistent with increased popularity of the region and year-round travel. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. The nine months ended September 30, 2021 had a gross margin of 22.4%, compared to 12.0% during the same period in 2020. The increase in gross margin is due to an increase in year-round travel in the current period consistent with the growth and popularity of the region. The increase in gross margin was partially offset by pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Revenue from other hospitality operations increased $3.1 million during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase in other hospitality revenue was primarily related to an increase in revenue from The Powder Room, which opened in December 2020, as well as the WaterColor retail store. Our other hospitality operations gross margin increased to 29.5% during the nine months ended September 30, 2021, compared to 23.1% during the same period in 2020, due to $0.6 million of business interruption proceeds received in the current period for the marinas related to Hurricane Michael. We did not have revenue from our marinas during the nine months ended September 30, 2021 and 2020, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Our hospitality segment gross margin of 25.0% during the nine months ended September 30, 2021, was comparable to the gross margin of 24.7% during the same period in 2020.

Other operating expenses include salaries and benefits, professional fees, property taxes, CDD assessments and other administrative expenses.

The increase of $0.9 million in depreciation and amortization expense during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Commercial

The table below sets forth the results of operations of our commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$4.1	$3.9	$11.6	$11.2
Apartment leasing revenue	2.3	1.0	6.0	2.9
Senior living leasing revenue	0.6	—	1.2	—
Total leasing revenue	7.0	4.9	18.8	14.1
Commercial and rural real estate revenue	1.6	2.2	9.8	7.2
Timber revenue	1.0	1.6	4.8	5.5
Total revenue	9.6	8.7	33.4	26.8
Expenses:
Cost of leasing revenue	2.9	2.0	8.1	4.0
Cost of commercial and rural real estate revenue	0.2	0.8	1.8	2.2
Cost of timber revenue	0.1	0.2	0.5	0.6
Other operating expenses	1.1	1.0	3.0	2.7
Depreciation, amortization and depletion	2.8	1.8	7.6	5.1
Total expenses	7.1	5.8	21.0	14.6
Operating income	2.5	2.9	12.4	12.2
Other (expense) income:
Interest expense	(1.6)	(0.9)	(4.2)	(2.8)
Gain on contribution to equity method investment	—	—	3.1	3.9
Other income, net	3.6	—	3.6	0.1
Total other income (expense), net	2.0	(0.9)	2.5	1.2
Income before equity in loss from unconsolidated affiliates and income taxes	$4.5	$2.0	$14.9	$13.4

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$4.1	$2.9	70.7%	$3.9	$2.4	61.5%
Apartments leasing	2.3	1.4	60.9%	1.0	0.5	50.0%
Senior living leasing	0.6	(0.2)	(33.3)%	—	—	—%
Total leasing	7.0	4.1	58.6%	4.9	2.9	59.2%
Commercial and rural real estate	1.6	1.4	87.5%	2.2	1.4	63.6%
Timber	1.0	0.9	90.0%	1.6	1.4	87.5%
Total	$9.6	$6.4	66.7%	$8.7	$5.7	65.5%

Total leasing revenue increased $2.1 million, or 42.9%, during the three months ended September 30, 2021, as compared to the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021. Leasing gross margin decreased during the three months ended September 30, 2021, to 58.6%, as compared to 59.2% during the same period in 2020, primarily due to start-up and lease-up expenses for new assets in the current period.

During the three months ended September 30, 2021, we had five commercial and rural real estate sales of approximately 423 acres for $1.6 million, resulting in a gross profit margin of approximately 87.5%. During the three months ended September 30, 2020, we had seven commercial and rural real estate sales totaling approximately 232 acres for $2.2 million, resulting in a gross profit margin of approximately 63.6%.

Timber revenue decreased $0.6 million, or 37.5%, to $1.0 million during the three months ended September 30, 2021, as compared to $1.6 million during the same period in 2020. The decrease is primarily due to a decrease in the amount of wood product tons sold, which were partially offset by price increases in the current period, as well as a decrease in the sales of fill dirt and other products. There were 50,000 tons of wood products sold during the three months ended September 30, 2021, as compared to 84,000 tons of wood products sold during the same period in 2020. The average price of wood product sold increased to $17.32 per ton during the three months ended September 30, 2021, as compared to $14.99 per ton during the same period in 2020.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $1.0 million in depreciation, amortization and depletion expense during the three months ended September 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Other income, net during the three months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 16. Other Income (Expense), Net for additional information.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table sets forth details of our commercial segment revenue and cost of revenue:

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$11.6	$7.9	68.1%	$11.2	$7.5	67.0%
Apartments leasing	6.0	3.9	65.0%	2.9	2.6	89.7%
Senior living leasing	1.2	(1.1)	(91.7)%	—	—	—%
Total leasing	18.8	10.7	56.9%	14.1	10.1	71.6%
Commercial and rural real estate	9.8	8.0	81.6%	7.2	5.0	69.4%
Timber	4.8	4.3	89.6%	5.5	4.9	89.1%
Total	$33.4	$23.0	68.9%	$26.8	$20.0	74.6%

Total leasing revenue increased $4.7 million, or 33.3%, during the nine months ended September 30, 2021, as compared to the same period in 2020. The increase is primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Leasing gross margin decreased during the nine months ended September 30, 2021 to 56.9%, as compared to 71.6% during the same period in 2020, primarily due to $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period and start-up and lease-up expenses for new assets in the current period. As of September 30, 2021, we had net rentable square feet of approximately 986,000, of which approximately 821,000 square feet was under lease. As of September 30, 2020, we had net rentable square feet of approximately 904,000, of which approximately 758,000 square feet was under lease.

The diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the nine months ended September 30, 2021, we had thirteen commercial and rural real estate sales of approximately 536 acres for $9.8 million, resulting in a gross profit margin of approximately 81.6%. During the nine months ended September 30, 2020, we had nineteen commercial and rural real estate sales totaling approximately 433 acres for $7.2 million, resulting in a gross profit margin of approximately 69.4%. Commercial and rural real estate revenue for the nine months ended September 30, 2020, included $1.8 million related to the sale of the SouthWood Town Center. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue decreased $0.7 million, or 12.7%, to $4.8 million during the nine months ended September 30, 2021, as compared to $5.5 million during the same period in 2020. The decrease is primarily due to a decrease in the sales of fill dirt and other products. The decrease was partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 223,000 tons of wood products sold during the nine months ended September 30, 2021, as compared to 275,000 tons of wood products sold during the same period in 2020. The average price of wood product sold increased to $19.28 per ton during the nine months ended September 30, 2021, as compared to $15.35 per ton during the same period in 2020.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $2.5 million in depreciation, amortization and depletion expense during the nine months ended September 30, 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Gain on contribution to equity method investment for the nine months ended September 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. Gain on contribution to equity method investment for the nine months ended September 30, 2020, includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures for additional information.

Other income, net during the nine months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 16. Other Income (Expense), Net for additional information.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		September 30, 2021		December 31, 2020
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North JV	Bay County, FL	320,310	95%	320,310	92%
VentureCrossings	Bay County, FL	303,605	88%	303,605	86%
Beckrich Office Park (a) (b)	Bay County, FL	81,065	84%	86,296	80%
Watersound Self-Storage (c)	Walton County, FL	67,694	12%	N/A	N/A %
WindMark Beach Town Center (a) (d)	Gulf County, FL	44,496	49%	44,748	47%
Watersound Town Center (e)	Walton County, FL	24,764	100%	6,496	100%
WaterColor Town Center (a)	Walton County, FL	22,199	100%	23,121	79%
Cedar Grove Commerce Park	Bay County, FL	19,389	90%	19,449	90%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (a)	Bay County, FL	16,450	100%	17,450	76%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (f)	Walton County, FL	11,570	88%	11,570	88%
WaterSound Gatehouse (a)	Walton County, FL	10,271	100%	10,271	87%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		986,001	83%	907,504	85%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of September 30, 2021 and December 31, 2020, is 1,500 square feet leased to a consolidated JV.
(c)	Construction was completed in the third quarter of 2021.
(d)	Included in net rentable square feet as of September 30, 2021 and December 31, 2020, is 13,808 square feet of unfinished space.
(e)	Construction of an 18,268 square foot building was completed in the third quarter of 2021.
(f)	Included in net rentable square feet as of September 30, 2021 and December 31, 2020, is 1,364 square feet leased to a consolidated JV.

Total units and percentage leased/occupied for apartments and senior living communities by location are as follows:

			September 30, 2021			December 31, 2020
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Apartments
Pier Park Crossings	Bay County, FL	240	240	238	99%	240	237	99%
Pier Park Crossings Phase II	Bay County, FL	120	120	120	100%	120	55	46%
Watersound Origins Crossings (a)	Walton County, FL	217	158	151	96%	18	—	0%
Sea Sound (b)	Bay County, FL	300	82	81	99%	—	—	N/A
North Bay Landing (c)	Bay County, FL	240	—	—	N/A	—	—	N/A
Total apartment units		1,117	600	590	98%	378	292	77%
Senior living communities
Watercrest (d)	Walton County, FL	107	107	36	34%	107	—	N/A
Watersound Fountains (e)	Walton County, FL	148	—	—	N/A	—	—	N/A
Total senior living units		255	107	36	34%	107	—	N/A
Total units		1,372	707	626	89%	485	292	60%
(a)	Construction of the initial twelve apartment buildings was completed as of the end of the third quarter of 2021.

(b)	Construction of the initial apartment building was completed as of the end of the third quarter of 2021. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction was completed in the fourth quarter of 2020.
(e)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Pine pulpwood	33,000	66.0%	65,000	77.4%	124,000	55.6%	170,000	61.8%
Pine sawtimber	16,000	32.0%	14,000	16.7%	89,000	39.9%	67,000	24.4%
Pine grade logs	1,000	2.0%	5,000	5.9%	8,000	3.6%	25,000	9.1%
Other	—	—%	—	—%	2,000	0.9%	13,000	4.7%
Total	50,000	100.0%	84,000	100.0%	223,000	100.0%	275,000	100.0%

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $27.3 million, compared to $106.8 million as of December 31, 2020. During 2021, we transitioned our short-term U.S. Treasury Bills classified as cash equivalents to U.S. Treasury Bills classified as investments – debt securities. Our cash and cash equivalents as of September 30, 2021 includes $9.4 million of U. S. Treasury Money Market Funds. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. As of September 30, 2021, we had investments - debt securities in U. S. Treasury Bills of $103.0 million and investments - equity securities in preferred stock investments of $0.4 million. See Note 5. Investments, for additional information regarding our investments.

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

During the nine months ended September 30, 2021, we incurred a total of $140.6 million for capital expenditures, which includes $34.7 million for our residential segment, $34.7 million for our commercial segment, $70.9 million for our hospitality segment and $0.3 million for corporate expenditures. As of September 30, 2021, we had a total of $260.1 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of September 30, 2021 and December 31, 2020, we had various loans outstanding totaling $198.9 million and $161.4 million, respectively, with maturities from May 2023 through June 2060. The weighted average rate on our variable rate loans as of September 30, 2021 was 2.5%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of September 30, 2021 and December 31, 2020, $43.8 million and $44.6 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of September 30, 2021 and December 31, 2020, $35.8 million and $36.1 million, respectively, was outstanding on the PPC JV Loan. In August 2021, the Pier Park Crossings JV entered into a modification of the PPC JV Loan, that reduced the interest rate from 4.0% to 3.1%. The modification revised the prepayment provision to include that the PPC JV Loan may not be prepaid prior to September 1, 2022 and from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. As of September 30, 2021 and December 31, 2020, $36.3 million and $27.2 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of September 30, 2021 and December 31, 2020, $19.6 million and $18.1 million, respectively, was outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. See Note 6. Financial Instruments and Fair Value and Note 10. Debt, Net for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of September 30, 2021 and December 31, 2020, $5.2 million and $5.4 million, respectively, was outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of September 30, 2021 $17.4 million and $15.9 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.1%. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, our liability under the PPC II JV Loan was reduced to 50% of the principal amount upon satisfaction of final advance conditions in April 2021 and will be reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of September 30, 2021 and December 31, 2020, $14.6 million and $3.5 million, respectively, was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of September 30, 2021 and December 31, 2020, there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value and Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million construction loan to finance the construction of a HomeWood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. As of September 30, 2021, $8.3 million was outstanding on the Breakfast Point Hotel Loan. As of December 31, 2020, there was no principal balance outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.8% through November 2022, 3.3% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.3% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.8% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million construction loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. As of September 30, 2021, $4.1 million was outstanding on the Self-Storage Facility Loan. As of December 31, 2020, there was no principal balance outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.0%. Upon receipt of final lien waivers and certificate of occupancy, the Self-Storage Facility Loan will bear interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million construction loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. As of September 30, 2021, $4.5 million was outstanding on the Lodge 30A JV Hotel Loan. The Lodge 30A JV Hotel Loan bears interest at a rate of 3.8% and matures in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida. As of September 30, 2021, there was no principal balance outstanding on the North Bay Landing Apartments Loan. The North Bay Landing Apartments Loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the North Bay Landing Apartments Loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The North Bay Landing Apartments Loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, our liability under the North Bay Landing Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million construction loan to finance the construction of the Camp Creek Inn and amenity center in Watersound, Florida. As of September 30, 2021, there was no principal balance outstanding on the Camp Creek Inn Loan. The Camp Creek Inn Loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The Camp Creek Inn Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Camp Creek Inn Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Camp Creek Inn Loan. As guarantor, our liability under the Camp Creek Inn Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million construction loan to finance the construction of the Watersound Town Center in Watersound, Florida. As of September 30, 2021, there was no principal balance outstanding on the Watersound Town Center Grocery Loan. The Watersound Town Center Grocery Loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, our liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $5.0 million as of September 30, 2021. Total outstanding CDD debt related to our land holdings was $14.2 million as of September 30, 2021, which was comprised of $11.9 million at SouthWood, $2.2 million at the existing Pier Park retail center and $0.1 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of September 30, 2021, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of September 30, 2021 and December 31, 2020, $8.6 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure, which will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the nine months ended September 30, 2021, we did not repurchase shares of our common stock outstanding. During the nine months ended September 30, 2020, we repurchased a total of 532,034 shares of our common stock outstanding for an aggregate purchase price of $8.8 million including costs. See Note 14. Stockholders’ Equity for additional information regarding common stock repurchases related to the Stock Repurchase Program.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $13.5 million for the installment notes monetized through September 30, 2021. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of September 30, 2021 and December 31, 2020, we were required to provide surety bonds that guarantee completion of certain infrastructure in certain development projects and mitigation banks of $24.7 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $3.3 million and $6.6 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $10.3 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2021	2020

	In millions
Net cash provided by operating activities	$65.1	$22.5
Net cash used in investing activities	(161.0)	(140.8)
Net cash provided by financing activities	15.5	37.1
Net decrease in cash, cash equivalents and restricted cash	(80.4)	(81.2)
Cash, cash equivalents and restricted cash at beginning of the period	110.1	188.7
Cash, cash equivalents and restricted cash at end of the period	$29.7	$107.5

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in loss from unconsolidated affiliates, deferred income tax expense, cost of real estate sold and gain on contribution to equity method investment. Net cash provided by operations was $65.1 million during the nine months ended September 30, 2021, as compared to $22.5 million during the same period in 2020. The increase in net cash provided by operating activities was primarily due to increased net income and the change in cost of real estate sold and gain on contribution to equity method investments during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and purchases of investments, partially offset by proceeds from insurance claims, maturities and sales of investments and maturities of assets held by SPEs. During the nine months ended September 30, 2021, net cash used in investing activities was $161.0 million, which included capital expenditures for operating property and equipment and purchases of investments of U.S. Treasury Bills of $127.9 million, partially offset by proceeds from insurance claims of $3.9 million, maturities of investments of $73.0 million, sales of investments of $1.5 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2020, net cash used in investing activities was $140.8 million, which included capital expenditures for operating property and equipment and purchases of investments of $58.9 million, partially offset by maturities of investments of $9.0 million, sales of investments of $3.7 million and maturities of assets held by SPEs of $0.8 million.

Capital expenditures for operating property and property and equipment were $112.3 million and $95.4 million, during the nine months ended September 30, 2021 and 2020, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was $15.5 million, compared to $37.1 million during the same period in 2020. Net cash provided by financing activities during the nine months ended September 30, 2021 included capital contribution from non-controlling interest of $3.2 million and borrowings on debt of $39.8 million, partially offset by capital distribution to non-controlling interest of $1.0 million, capital contribution to unconsolidated affiliate of $9.7 million, dividends paid of $14.1 million, principal payments on debt of $1.5 million, principal payments under finance lease obligation of $0.1 million and debt issuance costs of $1.1 million. Net cash provided by financing activities during the nine months ended September 30, 2020 included borrowings on debt of $53.1 million and capital contribution from non-controlling interest of $5.1 million, partially offset by capital distribution to non-controlling interest of $0.4 million, capital contribution to unconsolidated affiliate of $9.0 million, the repurchase of our common stock of $8.8 million, principal payments on debt of $1.4 million and debt issuance costs of $1.5 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2021.

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

●	the potential impacts of the ongoing COVID-19 pandemic;
●	our expectations concerning our current and future business strategy, including the use of existing assets for residential, hospitality and commercial ventures;
●	our expectations regarding our capital structure and ability to fund capital commitments;
●	our expectations regarding our homesites, including customer demand, our ability to develop and sell in a typical manner or at all, the amount and timing of revenue and our focus on continued investment in residential communities that have the potential for long term, scalable and repeatable revenue;
●	our intention to optimize the value of our real estate by developing residential, hospitality and commercial projects that meet growing market demands and provide opportunities to build recurring revenues and enterprise value, which may result in certain assets moving from the commercial segment to the hospitality segment;
●	our expectations regarding investments that we believe will contribute towards increasing our future growth, particularly in real estate projects that provide recurring revenue;
●	our 2021 capital expenditures budget and the timing of benefits of these investments;
●	our assessment and expectations regarding the impact of Hurricane Michael, including the amount and timing of insurance proceeds and ability to recover additional losses;
●	our assessment and expectations regarding the demographics and corresponding market demand and growth of Northwest Florida;
●	our beliefs regarding opportunities to develop, improve or acquire a broad range of asset types that will generate recurring revenue;
●	our intention to form additional JVs with third parties, which may be in consolidated or unconsolidated JVs with differing accounting treatments;
●	our plan to expand the scope and scale of our hospitality assets and services in order to enhance the value and contribution those assets provide, which may include the sale of certain hospitality properties, development of new hospitality properties, as well as new entertainment and management opportunities;
●	our expectations regarding our senior living communities;
●	our intention to continue to work collaboratively with public and private partners on strategic infrastructure and economic development initiatives that will help to attract quality job creators and help to diversify the Northwest Florida economy;
●	our expectations regarding opportunities near the Northwest Florida Beaches International Airport and our other land holdings in Northwest Florida;
●	our belief that by entering into partnerships, JVs or other collaborations and alliances with best of class operators, we can efficiently utilize our land assets while reducing our capital requirements;
●	our expectation to continue a cost and investment discipline to ensure low fixed expenses and bottom line performance;
●	our plan to continue to maintain a high degree of liquidity while seeking opportunities to invest our cash in ways that we believe will increase shareholder value, including investments in Securities, authorized dividends, share repurchases, real estate and other strategic investments;
●	our expectation regarding our liquidity or ability to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends;
●	our intention to continue paying a quarterly dividend;
●	our estimates and assumptions regarding the installment notes and the Timber Note;

●	our estimates and assumptions regarding the CARES Act, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Rescue Plan Act of 2021;
●	our estimated impact of new accounting pronouncements; and
●	our expectation regarding the impact of pending litigation, claims, other disputes or governmental proceedings, on our cash flows, financial condition or results of operations.

These forward-looking statements reflect our current views about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, those risk factors and disclosures set forth in our Form 10-K for the year ended December 31, 2020, subsequent Form 10-Qs, other current reports, and the following:

●	any changes in our strategic objectives or our ability to successfully implement such strategic objectives, including development of our real estate, expanding our portfolio of income producing commercial and residential properties and expanding the scope of our hospitality assets and services;
●	our ability to capitalize on our investments in new business opportunities;
●	any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of our entitlements;
●	significant decreases in the market value of our investments in Securities or any other investments;
●	our ability to attract and work effectively with strategic partners;
●	volatility in the consistency and pace of our residential real estate revenue;
●	our ability to realize the anticipated benefits of our acquisitions, JVs, investments in leasable spaces and operations and share repurchases;
●	our dependence on the real estate industry and the cyclical nature of our real estate operations;
●	our ability to successfully and timely obtain land use entitlements and construction financing, maintain compliance with state law requirements and address issues that arise in connection with the use and development of our land, including the permits required;
●	disruptions by an epidemic or pandemic (such as the ongoing COVID-19 pandemic), or similar public threat, or fear of such an event, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities have implemented and may continue to implement, as well as additional measures to address it;
●	our ability to capitalize on strategic opportunities presented by a population growth and migration in Florida, particularly Northwest Florida;
●	economic or other conditions that affect the future prospects for the Southeastern region of the U.S. and the demand for our products, including a slowing of the population growth in Florida, inflation, supply chain disruptions, or unemployment rates or declines in consumer confidence or the demand for, or the prices of, housing;
●	our ability to accurately predict market demand for the range of potential residential, hospitality and commercial uses of our real estate holdings in Northwest Florida;
●	any reduction in the supply of mortgage loans or tightening of credit markets;
●	the impact of natural or man-made disasters or weather conditions, including hurricanes, fires and other severe weather conditions, on our business;
●	our ability to fully recover under claims for losses related to Hurricane Michael;
●	any downturns in real estate markets in Florida or across the nation;
●	increases in operating costs, including costs related to real estate taxes, owner association fees, construction materials, labor and insurance and our ability to manage our cost structure;
●	our ability to close and realize the expected revenue of the residential homesites currently under contract;

●	our ability to successfully and timely complete homesite development;
●	our ability to realize the anticipated returns from our commercial projects;
●	our ability to maintain our commercial tenants;
●	operational risks with respect to our senior living communities;
●	our ability to effectively manage risks associated with the hospitality industry;
●	our ability to effectively manage our real estate assets, as well as the ability of us or our JV partners to effectively manage the day-to-day activities of our JV projects;
●	our ability to successfully enter into previously announced potential JVs;
●	our ability to retain key personnel and recruit staff effectively;
●	risks related to the sale of firearms;
●	the expense, management distraction and possible liability associated with litigation, claims, other disputes or governmental proceedings;
●	potential liability under environmental or construction laws, or other laws or regulations;
●	changes in laws, regulations or the regulatory environment affecting the development of real estate;
●	our ability to anticipate the impact of pending environmental litigation matters or governmental proceedings on our financial condition or results of operations;
●	our ability to fully realize benefits of the federal Qualified Opportunity Zone program;
●	the impact of changes in federal or state tax laws on our business and financial condition;
●	uncertainty about the future of LIBOR may adversely affect our business and financial results;
●	our ability to effectively deploy and invest our assets, including our Securities;
●	our ability to satisfy our current debt obligations and to obtain additional financing in the future;
●	the sufficiency of our current cash position, financing arrangements and cash generated from operations to satisfy our anticipated working capital needs, capital expenditures and principal and interest payments on long term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends;
●	our ability to carry out any future sales of stock under the Stock Repurchase Program in accordance with applicable securities laws;
●	potential limitations on our ability to pay dividends at our expected rate, or at all;
●	the obligations associated with being a public company require significant resources and management attention; and
●	the impact if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting; the impact if the SEC were to disagree with our Investment Company Act determinations.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.3 million in the market value of these investments as of September 30, 2021. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of September 30, 2021, approximately 99% of our total Securities are rated AA or better.

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

The amount of interest expense on some of our project financing is based on LIBOR. Based on the outstanding balance of these loans as of September 30, 2021, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.7 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ST. JOE COMPANY
(Registrant)

Date:	October 27, 2021	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 27, 2021	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)