Form 10-K
period 2021-12-31
ST JOE Co
filed 2022-02-23
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2021, was approximately $1.5 billion.

As of February 21, 2022, there were 58,882,549 shares of common stock, no par value, issued of which 58,882,549 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2021, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a real estate development, asset management and operating company. We own 170,000 acres of land in Northwest Florida. The Bay-Walton Sector Plan (“Sector Plan”), that originally included 110,500 acres of our land, entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

Strategy

St. Joe believes its long-term, owner-oriented capital and management allows us to optimize the value of Northwest Florida real estate by developing residential, hospitality, and commercial projects that meet growing market demands. This strategy is designed to provide opportunities to build recurring revenues and enterprise value for the foreseeable future. We may partner with or explore the sale of discrete assets when we and/or others can better deploy resources. In 2021, the majority of our revenue was generated from sales, activities and operations on approximately 2% of our land.

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

We distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). A quarterly cash dividend of $0.08 was paid in each quarter of 2021 and $0.07 was paid in December 2020. During the year ended December 31, 2021, we did not repurchase shares of common stock. During the year ended December 31, 2020, we repurchased 532,034 shares of common stock for an aggregate purchase price of $8.8 million. As of December 31, 2021, we have a total of $77.4 million available for the repurchase of shares pursuant to our Stock Repurchase Program (the “Stock Repurchase Program”). See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K.

Reportable Segments

St. Joe operations are reported in three segments: (1) residential, (2) hospitality and (3) commercial. For financial information about our reportable segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19. Segment Information included in Item 15 of this Form 10-K.

Seasonality and Market Variability

St. Joe’s operations may be affected by seasonal fluctuations. Hospitality revenues have historically been lower in the first and fourth quarters and are normally higher in the second and third quarters, but may vary year-to-year with the timing of holidays and extraordinary events such as the COVID-19 pandemic. Homesites sell in sporadic transactions in various communities that may impact quarterly results. Commercial sales may vary from period-to-period.

Competition

St. Joe competes with local, regional and national real estate related companies; some of which may have greater financial, marketing, sales and other resources than us. Competition may adversely affect our ability to attract tenants to lease our commercial, multi-family and senior living properties or to attract purchasers of our residential and commercial real estate. Highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities. The principal methods of competition are price and quality. Labor markets in the industries in which we operate are also competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. Our forestry business competes with numerous public and privately held timber companies in our region. There can be no assurance we will be able to compete successfully against competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Human Capital Management

At The St. Joe Company, we believe our employees are our greatest asset. We strive to attract, retain and develop the highest quality talent. As of February 21, 2022, we employed 54 professionals in our corporate offices who oversee operations, as well as 528 full-time employees and 80 part-time and seasonal employees in our day-to-day operations.

Recruitment and Retention

Success depends upon our ability to attract and retain skilled employees. As such, we are committed to recruiting top talent and offer competitive benefits, wages and a rewarding work environment.

We have a demonstrated history of investing in our workforce by offering competitive salaries and wages, which we continuously evaluate based on the business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and enhance the customer experience. At times, we rely on the J-1 and H-2B visa programs to bring workers to the United States (“U.S.”) to fill seasonal staffing needs of our hospitality operations and ensure that we have the appropriate workforce in place. This program allows students participating in internship programs to expand their cultural experience outside of their home country through employment opportunities within the hospitality environment.

In addition to competitive wages, we offer our employees and eligible family members a comprehensive and valuable benefits program. Our suite of benefits offered to all full-time employees include group health plans, which include medical, dental, vision, life and disability benefits with Company sharing of premiums for certain coverages. We also offer discounted gym memberships, a 401(k) retirement savings plan with Company match, paid vacation and holidays, jury pay, bereavement leave, an employee referral bonus program and a tuition reimbursement program. From time to time we provide team members with health care screenings and vaccinations on our properties. Our employees also enjoy discounts at our Company-owned properties and amenities, as well as our “TicketsatWork” benefit, which offers exclusive discounts, special offers and access to preferred seating and tickets to top attractions, theme parks, shows, sporting events, movie tickets, hotels and more.

As well as a tool for improving our human capital management strategies, we periodically evaluate employee engagement and satisfaction. We focus on our employees’ opinions and collect data through focus groups. Our executive team reviews feedback from our team and, based on the response, action plans are developed to focus on areas of opportunity. We are pleased to report that our most recent engagement results were favorable overall and have shown that our employees are proud to work for the Company. The results of focus groups help us to continuously improve our human capital strategies and find ways to foster engagement and growth for our team members.

Diversity and Inclusion

We believe that a diverse and inclusive workplace is key to our success, and that it is our responsibility to advance racial and social equity. We strive to foster a diverse and inclusive environment where each of our team members are valued and respected while working to build a workplace, community and Company that reflects our core values.

As of February 21, 2022, approximately 31% of our workforce identify as racially diverse and approximately 49% of our workforce, including 50% of our executive management team, is comprised of female employees.

Health and Safety

The health and safety of our team members is a top priority, and we are committed to provide a safe and injury-free workplace. We continually invest in programs designed to improve physical, mental and social well-being, and provide access to a variety of innovative, flexible and convenient health and wellness programs.

Community Engagement

We are actively engaged in and committed to supporting the communities we serve. Our community engagement efforts seek to bring our core values to life and make a difference in the places where we live and work. We maintain strong connections to these communities, creating positive impact through outreach, recruitment, advocacy, philanthropy, pro bono service, and volunteerism. In 2021, our team members provided over 1,500 volunteer hours within our communities.

Sustainability

We are committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate shareholder value while aligning our business practices to support the interests of our stakeholders and the communities we serve. Our process of defining sustainability priorities focuses on the simultaneous improvement of the environmental, social and financial position of the Company, and our strong leadership and governance practices that strive to integrate sustainability into our business strategy and corporate culture.

The majority of acreage we own is located in Northwest Florida and is managed in our forestry operations. Many of Northwest Florida's state parks, state forests and wildlife refuges were created in part with St. Joe land.

The guiding principles of our sustainable forest management practices include complying with laws and regulations, developing a long-term sustainable timber harvest plan, and understanding the economic and social impacts on the surrounding region. We take a holistic approach to managing our resources – timber, land, water, soil and wildlife – with the goal of sustainability. We are leading by example and protecting the best of Florida by working closely with environmental agencies, community leaders and leading environmental and conservation organizations. Our sustainable forest management practices take many forms, including eradication of invasive plant species, restoring wetlands, thinning forests, replanting trees and conducting prescribed burns. We carry out prescribed burns annually, which helps restore natural ecosystems, improves wildlife habitats and reduces wildfire hazards.

Additional information regarding our sustainability efforts is available in the Stewardship section of our website at https://www.joe.com/stewardship.

Information

St. Joe’s most recent Annual Report on Form 10-K (“Form 10-K”), Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”), and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website at www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. To obtain information on the operation of the Public Reference room, you may call the SEC at 1-800-SEC-0330. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com. St. Joe will provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Form 10-K.

Item 1A.    Risk Factors

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. All business decisions involve assessing known risks. However, some risks may be unknown with changing socio-economic and market conditions. Estimates are used to assess, among other things, capital allocation decisions. Actual results or events may differ materially from estimates and those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Forms 10-Q, 8-K and other reports filed with the SEC.

You should carefully consider the risks described below, together with all of the other information in this Form 10-K. The risks described below are not the only risks facing us. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially and adversely affect our business. If any of these risks actually occur, our business, financial condition, results of operations, cash flows, strategies and prospects may be materially adversely affected and could cause our actual results to differ materially from the results contemplated by the forward-looking statements in this report and in the other public statements we make.

Strategic and Competitive Risks

We may not be able to successfully implement our business strategy. Our business strategy consists of developing our residential real estate and expanding the scope of our hospitality assets and services, our commercial portfolio of income producing properties and our other ventures to build recurring revenues and enhance enterprise value, while always maintaining sufficient enterprise liquidity. Management may fail in assessing risks related to this strategy, profitably maintaining and growing operations and allocating capital. We may also face risks from unidentified issues not discovered in due diligence of operations and investments. Management may fail in estimating and most efficiently allocating cash in excess of operational and strategic investment needs, including to shareholders by dividends and the repurchase of common stock.

Management may also fail to accurately forecast financial results, and, as a result, actual results may vary greatly from management estimates. As of December 31, 2021, we had approximately $690.1 million of real estate investments, $52.0 million of investment in unconsolidated joint ventures and $31.1 million of property and equipment, net recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition. Existing and planned operations utilize estimates of revenue, costs, profits, growth, and real estate market values.

We face significant competition across our business units. We compete with local, regional and national real estate leasing and development companies and homebuilders, some of which may have greater financial, marketing, sales and other resources than we do. Hospitality operations are subject to significant competition from other hospitality providers and lodging alternatives. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. Competition from real estate leasing and development companies and homebuilders may adversely affect our ability to attract tenants and lease our commercial and multi-family properties, attract purchasers and sell residential homesites and commercial real estate and attract and retain experienced real estate leasing and development personnel. Labor markets in the industries in which we operate are also competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. In addition, we face competition for tenants from other retail shopping centers and commercial facilities, as well as for our multi-family and senior living communities. The forestry business is also highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services. Demand for our products and services is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, consumer discretionary spending, consumer preferences, inflation, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for our products. If market conditions experience volatility or worsen, tenant and other customers’ demand may materially decline.

We and the real estate industry in general may be adversely affected during periods of high inflation, primarily because of higher construction and operating costs.

Investment in new business endeavors or product lines are inherently risky and could disrupt our ongoing business and present risks not originally contemplated. In recent years, we have invested, and in the future may invest, in new business endeavors and product lines, such as the Powder Room Shooting Range and Training Center (“The Powder Room”) or Watersound Self-Storage, which are part of our hospitality segment and commercial segment, respectively. These new endeavors may involve new risks and uncertainties and may amplify existing risks, including additional competition, distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses or product lines, inadequate return on capital and potential impairment of tangible and intangible assets. These new ventures are inherently risky and may not be successful. In addition, we may face difficulty integrating new businesses or product lines, assimilating new facilities and personnel and harmonizing diverse businesses and methods of operation. If our business endeavors are unsuccessful and we fail to realize the expected benefits of any new investment or product line or are unable to successfully integrate new businesses or product lines, our business, results of operations, cash flows and financial condition could be adversely affected.

Our leasing projects may not yield anticipated returns. Our business strategy includes the development and leasing of multi-family and senior living properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as estimated due to leasing related risks, including the risk that we may not be able to lease new properties or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to, among other things:

●	fluctuations in the general economy;
●	our ability to obtain construction or permanent financing on favorable commercial terms, if at all;
●	our ability to achieve projected rental rates;
●	the pace that we will be able to lease to new tenants;
●	higher than estimated construction costs (including labor and material costs); and
●	delays in the completion of projects because of, among other factors, inclement weather, labor disruptions, construction delays or delays in receiving zoning or other regulatory approvals, or man-made or natural disasters.

Failure to lease new properties or obtain lease rates that are consistent with our projections or significant time lags between commencement and completion of a commercial project may lead to lower than anticipated returns, which could adversely impact our ability to successfully execute our business strategy.

We face risks stemming from our strategic partnerships. We currently maintain, and in the future may seek additional strategic partnerships, including the formation of joint ventures (“JVs”), to develop real estate or to pursue other business activities, capitalize on the potential of our residential, hospitality and commercial opportunities and maximize the value of our assets. Our partners may take actions contrary to our instructions or requests, or contrary to our policies or objectives. We may not have exclusive control over the development, financing, management and other aspects of the partnership, which may prevent us from taking actions that are in our best interest but opposed by our partner. Our partners may experience financial difficulties, become bankrupt or fail to fund their share of capital contributions, which may delay construction or development of property or increase our financial commitment to the partnership. Our partners may take actions that subject us to liabilities in excess of, or other than, those contemplated. We may disagree with our partners about decisions affecting the partnership, which may result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property or business, which may delay important decisions until the dispute is resolved. Actions by our partners may subject the JV to liabilities or have other adverse consequences, including if the market reputation of a partner deteriorates. If a JV agreement is terminated or dissolved, we may not continue to own or operate the interests or investments of the JV or may need to purchase such interests or investments at a premium to the market price to continue ownership. In addition, we may not have sufficient resources, experience and/or skills to manage our existing JVs or locate additional desirable partners.

Our real estate investments are generally illiquid. Real estate and timber holdings are relatively illiquid. It may be difficult for us to sell such assets if the need or desire arises, which may limit our ability to make rapid adjustments in the size and content of our property assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist and therefore can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the value at which we have previously recorded our assets.

We face risks associated with short-term liquid investments. We continue to have significant cash balances that are invested in a variety of short-term, mostly investment-grade investments that are intended to preserve principal value and maintain a high degree of liquidity. We have exposure to credit risk associated with our short-term securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors.

A downgrade of the U.S. government’s credit rating may also decrease the value of our investments – debt securities and investments – equity securities (collectively, “Securities”). The market value of these investments is subject to change from period-to-period, especially in light of the ongoing COVID-19 pandemic which has caused elevated levels of market volatility. Our Securities currently include investments in U.S. Treasury Bills and preferred stock of two issuers that are non-investment grade. Credit related impairment losses can negatively affect earnings. Investments in securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of an investment, which may result in a loss.

Our investments are supervised and directed by Fairholme Capital Management, L.L.C. pursuant to the terms of an Investment Management Agreement, as amended, (the “Investment Management Agreement”). See Note 5. Investments included in Item 15 of this Form 10-K for additional information.

RISKS RELATED TO THE OPERATION OF OUR BUSINESS SEGMENTS

We are exposed to risks associated with commercial and residential real estate development and construction. Real estate development and construction, including homebuilding activities, entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

●	general market conditions;
●	construction delays or cost overruns, which may increase project development costs;
●	labor costs and shortages of skilled labor, particularly as a result of the recent low unemployment rate in the U.S. and Florida especially;
●	supply chain disruptions and material shortages;
●	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third party contractors;
●	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
●	an inability to obtain required governmental permits and authorizations;
●	an inability to secure tenants necessary to support commercial and multi-family projects;
●	compliance with building codes and other local regulations;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
●	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
●	instability in the financial industry may reduce the availability of financing;
●	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs; and
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The construction and building industry, similar to many other industries, are experiencing worldwide supply chain disruptions due to a multitude of factors, including COVID-19 and labor shortages. Materials, parts and labor have also increased in cost over the past year or more, sometimes significantly and over a short period of time. As a result, we may be unable to complete projects on time or within budget. Material time delays or increases in construction costs resulting from supply chain disruptions or labor shortages may impact our ability to realize anticipated returns on such projects and otherwise materially adversely affect our business, results of operations, cash flows and financial condition.

In addition, real estate approvals may be subject to third party responses. It is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. Delays related to regulatory approvals may be due to the applicable governmental entity not being open due to the government being shut down or staffed insufficiently due to the government’s budgetary issues. These timing issues may cause our operating results, particularly relating to the impact of our land sales, to vary significantly from quarter-to-quarter and year-to-year.

Our real estate development and construction activities may also be adversely impacted by inflation, which can increase the cost of materials and labor. In addition, inflation is often accompanied by higher interest rates. While we already own most of the land we develop and generally have been able to pass through cost increases to our customers, if we are unable to continuing passing through cost increase or raise homesite prices enough to keep up with the rate of inflation, our profit margins could be adversely affected.

Our residential segment is highly dependent on homebuilders. We are highly dependent on homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. The homebuilder customers that have already committed to purchase homesites from us may decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time, we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from other sellers. Any of these events may have an adverse effect on our business, results of operations, cash flows and financial condition.

Our hospitality segment is subject to various risks inherent to the hospitality industry. The following factors, among others, are common to the hospitality industry, and may reduce the revenues generated by our hotel properties, food and beverage operations, golf courses, beach clubs, marinas and other entertainment assets:

●	reduced travel (including from travel-related health concerns, airline disruptions or adverse economic conditions);
●	increased labor costs and shortages of skilled labor;
●	inclement weather conditions;
●	changes in desirability of geographic regions in which our properties are located;
●	significant competition from other hospitality providers and lodging or entertainment alternatives;
●	our relationships with and the performance of third-party managers;
●	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased prices; and
●	natural or man-made disasters.

Any of these factors may increase our costs or limit or reduce the prices we are able to charge for our hospitality products or services, or otherwise affect our ability to maintain existing properties, develop new properties or add amenities to our existing properties.

Our commercial segment is subject to risks associated with the financial condition of our commercial tenants. If one or more of our tenants, particularly an anchor tenant, declares bankruptcy, defaults or voluntarily vacates from the leased premises, we may be unable to collect rent payments from such tenant, re-lease such space or to re-lease it on comparable or more favorable terms. Additionally, the loss or failure to renew of an anchor tenant may make it more difficult to lease the remainder of the affected properties, which may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Alternatively, increases in consumer spending through e-commerce channels may significantly affect our tenants’ ability to generate sales in their stores, which could affect their ability to make payments to us. These economic and market conditions, combined with rising inflation and lack of labor availability, may also place a number of our key customers under financial stress, which may adversely affect our occupancy rates and our profitability, which, in turn, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our commercial segment is also exposed to operational risks with respect to our senior living community. We are exposed to various federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; state regulations regarding senior living resident agreements, which typically require a written resident agreement with each resident; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor.

Public health emergencies such as the COVID-19 pandemic have adversely affected, and could in the future, adversely affect our business. An epidemic, pandemic (such as the COVID-19 pandemic) or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.

In addition to impacting general economic conditions, the COVID-19 pandemic has, and will likely continue to, exacerbate factors that impact our operations, including supply chain disruptions, labor shortages and rising commodity and product costs. Despite our positive financial results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic remains unknown, and we could experience material declines within each of our reportable segments in the future compared to the historical norms. Moreover, we can provide no assurance as to whether the COVID-19 public health effort will be intensified to such an extent, particularly in response to any resurgence in infections, whether due to the spread of any variants of the virus or otherwise, that our operations will not be adversely impacted.

Due to the unprecedented nature of COVID-19 and the myriad of responses thereto, we cannot identify all of the risks we face from the pandemic and its resulting impacts. Even after the pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur. The pandemic could also amplify other risks and uncertainties described in this 2021 Form 10-K, including supply chain disruptions, labor shortages and rising commodity and product costs. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and possible future increases in interest rates, may reduce demand for our products. Purchasers of our real estate products may obtain mortgage loans to finance a substantial portion of the purchase price or may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Homebuilder customers depend on retail purchasers who rely on mortgage financing. Increases in interest rates increase the costs of owning a home and may adversely affect the purchasing power of consumers and lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. If interest rates increase and the ability or willingness of prospective buyers to finance real estate purchases is adversely affected, our sales, results of operations, cash flows and financial condition may be negatively affected.

Our business is highly seasonal. The revenues from our business segments may vary from period-to-period. Homebuilders tend to buy multiple homesites in sporadic transactions. Therefore, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales.

Hospitality operations are affected by seasonal fluctuations. Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as the COVID-19 pandemic or Hurricane Michael may dramatically change demand and pricing for products and services.

We are subject to various geographic risks.

●	Growth of Northwest Florida. We are focused on developing real estate and expanding operations in Northwest Florida. Our success will be dependent on strong migration and population expansion in Northwest Florida. The future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and to attract families and companies offering high-quality and high salary jobs. Our future revenues will also depend on individuals seeking retirement or vacation homes in Northwest Florida. Florida’s population growth may be negatively affected in the future by a variety of factors, including adverse economic conditions, changes in state income tax or federal immigration laws, the occurrence of natural or manmade disasters or the high cost of real estate, insurance and property taxes. If Northwest Florida experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition will likely be materially adversely affected.
●	Hurricanes. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions. We maintain property and business interruption insurance, subject to certain deductibles, and are continuing to assess claims under such policies related to the impact from Hurricane Michael; however, the timing and amount of additional insurance proceeds are uncertain and may not be sufficient to cover all losses. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.
●	Climate Conditions. The occurrence of other natural disasters and climate conditions in Northwest Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes (or perceived threat of from climate change) may also have a long-term negative effect on the attractiveness of Northwest Florida. Manmade disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures may simultaneously disrupt our operations.

Our insurance coverage on our properties may be inadequate or our insurances costs may increase. We maintain insurance on our properties, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets. Additionally, our insurance for hurricanes has limitations per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources may be adversely affected.

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

We are dependent on third party service providers for certain services. We currently rely on various third parties to conduct the day-to-day operations of certain residential, hospitality, multi-family, senior living and other commercial properties. Failure of such third parties to adequately perform their contracted services may negatively impact our ability to retain customers. As a result, any such failure may negatively impact our results of operations, cash flows and financial condition.

Risks RELATED to our existing ownership structure

Our largest shareholder controls approximately 42.6% of our common stock, which may limit our minority shareholders’ ability to influence corporate matters. Mr. Bruce R. Berkowitz is the Chairman of our Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). As of December 31, 2021, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 42.6% of our common stock. FCM and its client, The Fairholme Fund, a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours. Fairholme is in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board and any potential change in our control. These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

LEGAL, REGULATORY, AND LITIGATION RISK

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”). We are not registered as an “investment company” under the Investment Company Act of 1940 and we intend to invest our assets in a manner such that we are not required to register as an investment company. This plan will require monitoring our portfolio so that on an unconsolidated basis we will not have more than 40% of total assets (excluding U.S. government securities and cash items) in investment securities or that we will meet and maintain another exemption from registration. As a result, we may be unable to make some potentially profitable investments, unable to sell assets we would otherwise want to sell or forced to sell investments in investment securities before we would otherwise want to do so.

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

We are subject to various existing government regulations.

●	Development and Land Use Requirements. Approval to develop real property entails an extensive entitlements process involving multiple and overlapping regulatory jurisdictions and often requiring discretionary action by local government. This process is often political, uncertain and may require significant exactions in order to secure approvals. Real estate projects in Florida must generally comply with the provisions of the Community Planning Act and local land development regulations. Compliance with the State of Florida planning requirements and local land development regulations is usually lengthy and costly and can be expected to materially affect our real estate development activities. The Community Planning Act requires local governments to adopt comprehensive plans guiding and controlling future real property development in their respective jurisdictions and to evaluate, assess and keep those plans current. Included in all comprehensive plans is a future land use map, which sets forth allowable land use development rights. Some of our land has an “agricultural” or “silviculture” future land use designation and we may be required to seek an amendment to the future land use map to develop real estate projects. Approval of these comprehensive plan map amendments is highly discretionary.

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

If any one or more of these factors were to occur, we may be unable to develop our real estate projects successfully or within the expected timeframes. Changes in the Community Planning Act or the interpretation thereof, new enforcement of these laws or the enactment of new laws regarding the development of real property may lead to a decline in our ability to develop and market our communities successfully and to generate positive cash flow from these operations in a timely manner, which may have a materially adverse effect on our ability to service our demand and negatively impact our business, results of operations, cash flows or financial condition.

Our properties are subject to federal, state and local environmental regulations and restrictions that may impose significant limitations on our development ability. In most cases, approval to develop requires multiple permits, which involve a long, uncertain and costly regulatory process. Our land holdings contain jurisdictional wetlands, some of which may be unsuitable for development or prohibited from development by applicable law. Development approval most often requires mitigation for impacts to wetlands that require land to be conserved at a disproportionate ratio versus the actual wetlands impacted and approved for development. Some of our property is undeveloped land located in areas where development may have to avoid, minimize or mitigate for impacts to the natural habitats of various protected wildlife or plant species. Additionally, some of our property is in coastal areas that usually have a more restrictive permitting burden or must address issues such as coastal high hazard, hurricane evacuation, floodplains and dune protection.

●	Environmental Regulation. Current or past operations are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future. Violations of these laws and regulations can result in, among other things, civil penalties, remediation expenses, natural resource damages, personal injury damages, potential injunctions, cease and desist orders and criminal penalties. In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damage on our property regardless of fault.

Past and present real property, particularly properties used in connection with our previous transportation and papermill operations, were involved in the storage, use or disposal of hazardous substances that may have contaminated and may in the future contaminate the environment. We may bear liability for this contamination and for the costs of cleaning up a site at which we have disposed of, or to which we have transported, hazardous substances. The presence of hazardous substances on a property may also adversely affect our ability to sell or develop the property or to borrow funds using the property as collateral.

We may be subject to risks from changes in certain governmental policies.

●	Mortgage Rates. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. Mortgage rates may also be adversely impacted by rising interest rates, which are expected as a result of the government’s response to inflation. If borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) or if mortgage rates increase generally, it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.
●	Climate Regulation. Potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these polices may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities may lead to new or greater liabilities that may materially adversely affect our business, results of operations, cash flows or financial condition.
●	Accounting Standards. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes and others may have a material impact on how we record and report our financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Changes to U.S. tax laws may materially affect us.

●	Income Tax. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws (such as the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) and recent COVID-19 related legislation) may be uncertain and subject to differing interpretations. Changes in the tax laws, or in the interpretation or enforcement of existing tax laws, could increase our state and federal tax rates and subject our business to audits, inquiries and legal challenges from taxing authorities. As a result, we may incur additional costs, including taxes and penalties for historical periods, that may have a material and adverse effect on our business, results of operations, cash flows or financial condition.
●	QOZ Program. As part of the Tax Act, Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has recently issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investments.
●	NOLs. We have significant state net operating loss carryforwards (“NOLs”). These state net operating loss carryforwards may be used against taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining net operating loss carryforward period. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

We may be subject to periodic litigation and other regulatory proceedings. We may be involved in lawsuits and regulatory actions relating to business agreements, operations, assets, liabilities, or our position as a public company. An adverse outcome in any of these matters may adversely affect our financial condition, our results of operations or impose additional restrictions or limitations on us. In addition, regardless of the outcome of any litigation or regulatory proceedings, these proceedings may result in substantial costs and may require that we devote substantial resources to defend our Company.

Land use approval processes have become increasingly complex. Moreover, the statutes, regulations and ordinances governing the approval processes provide third parties the opportunity to challenge the proposed plans and approvals. As a result, the prospect of third-party challenges to planned real estate developments provides additional uncertainties in real estate development planning and entitlements. Third-party challenges in the form of litigation may result in denial of the right to develop, or would, by their nature, adversely affect the length of time and the cost required to obtain the necessary approvals. In addition, adverse decisions arising from any litigation would increase the costs and length of time to obtain ultimate approval of a project and may adversely affect the design, scope, plans and profitability of a project.

GENERAL RISKS

Risks associated with our human capital. Our ability to successfully implement our business strategy will depend on our ability to attract and retain skilled employees. The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, labor relations and immigration policy. While we are committed to recruiting top talent by offering, among other things, competitive wages, a significant increase in competition or labor costs increasing from any of the aforementioned factors may have a material adverse impact on our business, results of operations, cash flows and financial condition. In addition, our hospitality operations are highly dependent on a large seasonal workforce. We have historically relied on the J-1 and H-2B visa programs to bring workers to the U.S. to fill seasonal staffing needs and ensure that we have the appropriate workforce in place. If we are unable to obtain sufficient numbers of seasonal workers, through the J-1 and H-2B programs or otherwise, we may not be able to recruit and hire adequate personnel, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages or an inadequate workforce may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks associated with cybersecurity. We are reliant on computers and digital technology. We collect digital information on all aspects of operations. Hospitality related businesses, in particular, require the collection and retention of identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted. The integrity and protection of our customer, employee and other company data, is critical to us. We make efforts to maintain the security and integrity of these networks and related systems. We have implemented various measures to manage the risk of a security breach or disruption. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems, or disruptions would not be successful or damaging. Further, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data, including via the penetration of our network security and the misappropriation of confidential and personal information, may result in business disruption, damage to our reputation, fines, penalties, regulatory proceedings and other severe financial and business implications.

We are subject to risks related to corporate social responsibility and reputation. Our reputation and brands are important to our business. Our reputation and brands affect our ability to attract and retain consumers, financing, and secure development opportunities. There are numerous ways our reputation or brands could be damaged. These include, among others, product safety or quality issues, negative media coverage or scrutiny from political figures or interest groups. Customers are also using social media to provide feedback and information about our Company and products and services in a manner that can be quickly and broadly disseminated. To the extent a customer has a negative experience with, or view of, our Company and shares it over social media, it may adversely impact our brand and reputation.

In addition, companies across many industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. If we fail, or are perceived to be failing, to meet the expectations of our stakeholders, which are evolving, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

Our financing arrangements contain restrictions and limitations. Our financing arrangements contain customary representations and warranties, as well as customary affirmative and negative covenants that restrict some of our activities. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information. Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to repay the amounts due under such financing arrangements, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We may provide a guarantee of the debt in connection with our JVs. In certain instances, these guarantees provide for the full payment and performance of the borrower. See Note 11. Debt, Net and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information. If we were to become obligated to perform on any of these guarantees, our results of operations, cash flows and financial condition may be adversely affected.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates. We may enter into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to some of our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 6. Financial Instruments and Fair Value Measurements included in Item 15 of this Form 10-K for additional information.

We cannot assure you that we will continue to pay dividends at the current rate or at all. In the fourth quarter of 2021, we paid a cash dividend of $0.08 per share on our common stock and we expect to continue to pay quarterly dividends. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant.

We may continue to experience significant volatility in the market price of our common stock. Numerous factors may have a significant effect on the price of our common stock, including low trading volumes; announcements of fluctuations in our operating results; other announcements concerning our Company or business, including acquisitions or litigation announcements; changes in market conditions in Northwest Florida or the real estate or real estate development industry in general; economic and/or political factors unrelated to our performance; impacts of the COVID-19 pandemic; comments by public figures or other third parties (including blogs, articles, message boards and social and other media); changes in recommendations or earnings estimates by securities analysts; novel and unforeseen trading strategies adopted by retail investors or other market participants and less volume and reduced shares outstanding due to execution of the Stock Repurchase Program that would reduce our “public float”. The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile, which may be unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock may cause shareholders to lose some or all of their investment in our common stock. Institutional investors might not be interested in owning our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

St. Joe owns 170,000 acres in Northwest Florida. The Sector Plan, that originally included 110,500 acres of our land, entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. Undeveloped land is managed as timberlands until designated for development. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information.

In our residential segment, we develop land in multiple residential communities into homesites for sale to homebuilders and on a limited basis to retail customers. As of December 31, 2021, we had completed homesites and homesites under development, engineering or in conceptual planning in 17 separate communities. These include Watersound Origins, Breakfast Point East, Watersound Camp Creek, WindMark Beach, SouthWood, Titus Park, College Station, Park Place, Ward Creek, Mexico Beach and other Northwest Florida locations.

In our hospitality segment, we own a beach club and three golf courses that are situated in or near our residential communities. We own the WaterColor Inn, Hilton Garden Inn Panama City Airport and the WaterSound Inn, along with nearby retail and commercial space. We have under construction an Embassy Suites by Hilton hotel (the “Pier Park Resort Hotel JV”), Homewood Suites by Hilton hotel, Home2 Suites by Hilton, Camp Creek Inn, and The Lodge 30A hotel (“The Lodge 30A JV”). We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. Hotel Indigo and a standalone restaurant are under construction on leased land in downtown Panama City.

In our commercial segment, we own the properties used in our operations, which include multi-family, senior living, self-storage, retail, office and commercial property. These commercial properties are located in Beckrich Office Park, where we are headquartered; Pier Park North (the “Pier Park North JV”), Pier Park Crossings (the “Pier Park Crossings JV”), Pier Park Crossings II (the “Pier Park Crossings II JV”), Watersound Origins Crossings (the “Watersound Origins Crossings JV”), Watercrest Senior Living (the “Watercrest JV”), WindMark Beach, VentureCrossings, Watersound Town Center, West Bay Town Center and other Northwest Florida locations.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 21, 2022, we had approximately 805 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

During 2021 we paid quarterly cash dividends of $0.08 per share on our common stock ($0.32 per share in the aggregate) and we expect to continue to pay quarterly dividends. In the fourth quarter of 2020, we paid a cash dividend of $0.07 per share on our common stock. We did not pay cash dividends in 2019. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party to at the time, legal requirements, industry practice, and other factors that our Board deems relevant. See Item 1A. Risk Factors – General Risks – We cannot assure you that we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period from December 31, 2016 through December 31, 2021, assuming $100 was invested on December 31, 2016, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”). The Custom Real Estate Group is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), The Howard Hughes Corporation (HHC), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group use an equal weighting for each of the stocks within the peer group. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
The St. Joe Company	$100	$95.00	$69.32	$104.37	$223.94	$276.44
S&P SmallCap 600 Index	$100	$113.23	$103.63	$127.24	$141.60	$179.58
Custom Real Estate Peer Group	$100	$107.65	$76.47	$93.69	$65.83	$87.28

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. As of December 31, 2021, we had a total authority of $77.4 million available for purchase of shares of our common stock. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion. Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock. However, we do not believe that it will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act. There were no stock repurchases in 2021.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying audited consolidated financial statements and the related notes included in this Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Risk Factors” in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Form 10-K, unless required by law.

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

2021 highlights include:

●	Revenue for 2021 increased by 66.3% to $267.0 million, compared to $160.5 million in 2020.
●	Net income for 2021 increased by 65.0% to $74.5 million, compared to $45.2 million in 2020.
●	Net cash provided by operating activities for 2021 increased by 199.7% to $111.8 million, compared to $37.3 million in 2020.

Market Conditions

In 2021, the U.S. economy was in the process of recovery from the severe impacts of the initial onset of the COVID-19 pandemic in early 2020, and while the economic recovery following containment and mitigation measures of COVID-19 is still ongoing, demand across our segments remains strong. We believe this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite our positive financial results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic remains unknown, and we could experience material declines within each of our reportable segments in 2022 and beyond compared to the historical norms. We have taken measures and may be required to take additional measures in the future, in response to the pandemic, including temporary closures of our hotels, retail outlets, beach clubs and food and beverage operations, implementing cost reduction measures and “work from home” policies. We will continue to monitor the potential impacts and evaluate each new project day-by-day and phase-by-phase and take prudent measures and respond as needed based on market conditions. Further discussion of the potential impacts on our business from the COVID-19 pandemic are discussed in Part I. Item 1A. Risk Factors.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual reportable segments. Commencing in the first quarter of 2020, due to organizational changes, our previously titled “commercial leasing and sales” and “forestry” segments are reported as one segment and retitled to “commercial.” This change is consistent with our belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the current presentation. Also, commencing in the first quarter of 2020, our previously titled “residential real estate” segment was retitled to “residential.” The change had no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2021	2020	2019
Segment Operating Revenue
Residential	54.6%	46.6%	32.7%
Hospitality	27.9%	29.5%	36.0%
Commercial	16.7%	22.8%	30.6%
Other	0.8%	1.1%	0.7%
Consolidated operating revenue	100.0%	100.0%	100.0%

For more information regarding our reportable segments, see Note 19. Segment Information included in Item 15 of this Form 10-K.

Residential Segment

Our residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. Our residential segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

The Watersound Origins, Watersound Camp Creek, Breakfast Point East, Titus Park, Ward Creek, Watersound Origins West, College Station, Park Place, Mexico Beach, WindMark Beach and SouthWood communities are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The SummerCamp Beach and RiverCamps communities have homesites available for sale and lands for future development. The WaterColor community is substantially developed, with remaining homesites available for sale.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV (the “Latitude Margaritaville Watersound JV”) with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. During 2021, the unconsolidated Latitude Margaritaville Watersound JV entered into 435 sales contracts and completed 47 home sale transactions. As of December 31, 2021, the unconsolidated Latitude Margaritaville Watersound JV had 388 homes under contract, which are expected to result in a sales value of approximately $171.0 million at closing of the homes. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	229	173	318	720
College Station	Bay County, FL	36	58	243	337
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,091	340	2,022	3,453
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	136	—	191	327
RiverCamps (c)	Bay County, FL	15	—	149	164
SouthWood (f)	Leon County, FL	29	172	994	1,195
SummerCamp Beach (b)	Franklin County, FL	63	—	271	334
Titus Park	Bay County, FL	303	144	650	1,097
Watersound Origins West (d)	Walton County, FL	115	—	5,781	5,896
Watersound Camp Creek (f)	Walton County, FL	128	—	—	128
Watersound Origins (f)	Walton County, FL	248	409	—	657
Ward Creek (d)	Bay County, FL	355	594	651	1,600
WaterColor Park District	Walton County, FL	3	—	—	3
West Laird (d)	Bay County, FL	—	—	2,390	2,390
WindMark Beach (f)	Gulf County, FL	249	—	866	1,115
Total Homesites		3,074	1,986	15,443	20,503
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.

(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV plans to build and sell homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of residential projects in various stages of planning.

As of December 31, 2021, we had 2,000 residential homesites under contract with thirteen different homebuilders, which are expected to result in revenue of approximately $158.9 million at closing of the homesites over the next several years. By comparison, as of December 31, 2020, we had 1,269 residential homesites under contract, with an expected revenue of approximately $115.0 million. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of December 31, 2021, in addition to the 2,000 homesites in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 388 homes under contract, which together with the 2,000 homesites are expected to result in a sales value of approximately $329.9 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, lodging, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 11. Debt, Net included in Item 15 of this Form 10-K.

Watersound Club provides club members and guests in some of our hotels access to our member facilities, which include the Camp Creek golf course, Shark’s Tooth golf course, WaterSound Beach Club and our Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, aircraft, beach club and facilities and personnel costs. Watersound Origins includes an executive golf course, resort-style pool, fitness center, two tennis courts and a private dock located in the community. Access to amenities are reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

Watersound Club has a private beach club, located on Scenic Highway 30A, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, Watersound Club’s tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek is an 18-hole golf course located adjacent to the new Camp Creek residential community and near the Watersound Origins residential community. In the fourth quarter of 2019, we commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to Watersound Club members and guests of some of our hotels.

We own and operate the award-winning WaterColor Inn, (which includes the Fish Out of Water restaurant), the Hilton Garden Inn Panama City Airport, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) lodging, (ii) operation of the WaterColor Beach Club, (iii) management of The Pearl Hotel, (iv) short-term vacation rentals, (v) food and beverage operations and (vi) merchandise sales. Lodging and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees and expenses consist primarily of internal administrative costs. Lodging and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales, which are recognized at the point of sale and incur expenses from the cost of goods provided, personnel costs and facility costs.

We are in the process of constructing seven additional suites at WaterColor Inn; an Embassy Suites by Hilton hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; a Homewood Suites by Hilton adjacent to the new Panama City Beach Sports Complex in Panama City Beach, Florida; the waterfront Hotel Indigo and standalone restaurant in Panama City, Florida’s downtown waterfront district; a Home2 Suites by Hilton hotel in Santa Rosa Beach, Florida; The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida; and an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor. Once complete, we intend to manage the day-to-day operations of these hotels and restaurant.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	60	7	67
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (c)	Bay County, FL	143	—	143
TownePlace Suites by Marriott Panama City Beach Pier Park (d)	Bay County, FL	124	—	124
Total operational rooms		338	7	345

Managed
The Pearl Hotel (e)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (f)	Bay County, FL	—	255	255
Homewood Suites by Hilton Panama City Beach	Bay County, FL	—	131	131
Hotel Indigo	Bay County, FL	—	124	124
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	—	107	107
The Lodge 30A (f)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	777	777
Total rooms		393	784	1,177
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Planned additional rooms are currently under construction.
(c)	The hotel opened in July 2021.
(d)	The hotel is operated by our JV partner and opened in May 2020. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(e)	The hotel is owned by a third party, but is operated by us.

(f)	Under development with JV partners.

We own and operate two marinas consisting of the Bay Point Marina and Port St. Joe Marina. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals, boat storage fees and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are reconstructing the marinas and expect a portion to open in spring 2022. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

We own and operate the WaterColor retail store that generates revenue from merchandise sales, which are recognized at the point of sale, and incur expenses from the cost of goods provided, personnel costs and facility costs. We own and operate The Powder Room in Panama City Beach, Florida. The approximately 17,000 square feet facility was completed in December 2020 and includes a retail store with firearms and ammunition, as well as training and educational space and 14 shooting lanes. The Powder Room generates revenue from service fees and merchandise sales, which are recognized at the point of sale, and incurs expenses from the cost of services and goods provided, personnel costs and facility costs.

In addition to the properties listed above, we have a number of hospitality projects in various stages of planning.

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We also lease land for hunting, rock quarrying and other uses.

The commercial segment also manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products, such as fill dirt. As of December 31, 2021, we had an estimated 2.0 million tons of marketable pulpwood and 2.8 million tons of marketable sawlogs on approximately 64,000 acres. Based on our annual harvest plan, we anticipate harvesting approximately 260,000 tons of pulpwood and sawlogs during 2022.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 390 multi-family units and 148 senior living units, in addition to the 791 multi-family units and 107 senior living units that have recently been completed.

Total units and percentage leased/occupied for multi-family and senior living communities by location are as follows:

			December 31, 2021			December 31, 2020			December 31, 2019
					Percentage			Percentage			Percentage
					Leased			Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	234	98%	240	237	99%	216	216	100%
Pier Park Crossings Phase II	Bay County, FL	120	120	113	94%	120	55	46%	—	—	N/A
Watersound Origins Crossings (a)	Walton County, FL	217	217	207	95%	18	—	0%	—	—	N/A
Sea Sound (b)	Bay County, FL	300	214	203	95%	—	—	N/A	—	—	N/A
North Bay Landing (c)	Bay County, FL	240	—	—	N/A	—	—	N/A	—	—	N/A
Origins Crossings Townhomes (d)	Walton County, FL	64	—	—	N/A	—	—	N/A	—	—	N/A
Total multi-family units		1,181	791	757	96%	378	292	77%	216	216	100%

Senior living communities
Watercrest (e)	Walton County, FL	107	107	47	44%	107	—	N/A	—	—	N/A
Watersound Fountains (f)	Walton County, FL	148	—	—	N/A	—	—	N/A	—	—	N/A
Total senior living units		255	107	47	44%	107	—	N/A	—	—	N/A
Total units		1,436	898	804	90%	485	292	60%	216	216	100%
(a)	Construction was completed in the fourth quarter of 2021.
(b)	Construction of three apartment buildings was completed as of the end of the fourth quarter of 2021. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Vertical construction began in the third quarter of 2021 and is ongoing.
(e)	Construction was completed in the fourth quarter of 2020.
(f)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings, includes 217 completed apartment units adjacent to the Watersound Town Center. Watercrest, includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition to Pier Park Crossings, Watersound Origins Crossings and Watercrest, we have three multi-family communities and one senior living community under construction. Sea Sound apartments, an unconsolidated JV (the “Sea Sound Apartments JV”) planned for 300 units, with 214 units completed as of December 31, 2021, is located in Panama City Beach, Florida near the Breakfast Point residential communities. North Bay Landing apartments, planned for 240 units, is located in Panama City, Florida. Origins Crossings Townhomes, planned for 64 units, is located near the Watersound Town Center. Watersound Fountains, an unconsolidated JV, (the “Watersound Fountains Independent Living JV’) planned for 148 independent living units, is located near the Watersound Origins residential community.

Our leasing portfolio consists of approximately 985,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. This includes our consolidated Pier Park North JV. Through separate unconsolidated JVs, other commercial properties include a 124-room TownePlace Suites by Marriott operated by our JV partner (Pier Park TPS, LLC the “Pier Park TPS JV”) and a Busy Bee branded fuel station and convenience store operated by our JV partner (SJBB, LLC the “Busy Bee JV”), both located in Panama City Beach, Florida.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		December 31, 2021		December 31, 2020		December 31, 2019
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased	Feet*	Leased
Pier Park North JV	Bay County, FL	320,310	95%	320,310	92%	320,310	95%
VentureCrossings	Bay County, FL	303,605	88%	303,605	86%	303,605	80%
Beckrich Office Park (a) (b)	Bay County, FL	81,065	85%	86,296	80%	68,398	100%
Watersound Self-Storage (c)	Walton County, FL	67,694	50%	N/A	N/A %	N/A	N/A %
WindMark Beach Town Center (a) (d)	Gulf County, FL	44,748	67%	44,748	47%	48,960	48%
Watersound Town Center (e)	Walton County, FL	24,764	100%	6,496	100%	N/A	N/A %
WaterColor Town Center (a)	Walton County, FL	22,199	100%	23,121	79%	20,033	96%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,449	90%	N/A	N/A %
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%	15,524	100%
Beach Commerce Park (a)	Bay County, FL	14,800	100%	17,450	76%	14,700	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%	13,000	0%
South Walton Commerce Park (f)	Walton County, FL	11,570	88%	11,570	88%	11,534	82%
WaterSound Gatehouse (a)	Walton County, FL	10,271	100%	10,271	87%	11,515	89%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%	N/A	N/A %
Bank building	Bay County, FL	3,346	100%	3,346	100%	N/A	N/A %
Bank building	Gulf County, FL	3,346	100%	3,346	100%	N/A	N/A %
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%	1,244	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%	N/A	N/A %
SouthWood Town Center (g)	Leon County, FL	N/A	N/A %	N/A	N/A %	34,230	80%
		984,603	87%	907,504	85%	882,453	86%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of December 31, 2021 and 2020, is 1,500 square feet leased to a consolidated JV.
(c)	Construction was completed in the third quarter of 2021.
(d)	Included in net rentable square feet as of December 31, 2021, 2020 and 2019, is 13,808 square feet of unfinished space.
(e)	Construction of an 18,268 square foot building was completed in the third quarter of 2021.
(f)	Included in net rentable square feet as of December 31, 2021 and 2020, is 1,364 square feet leased to a consolidated JV.
(g)	In January 2020, we sold the SouthWood Town Center.

We have other commercial projects under development and construction. This includes a Publix supermarket totaling approximately 50,000 square feet, in-line space totaling approximately 12,000 square feet and a build-to-suit project totaling approximately 3,350 square feet. We have commenced development of Watersound West Bay Center, a lifestyle shopping center adjacent to Latitude Margaritaville Watersound in Panama City Beach, Florida. Watersound West Bay Center has potential to include approximately 350,000 square feet of leasable space at build out, featuring a mix of retail, restaurant, office and medical space. In January 2022, we entered into a JV to develop a new 216-unit apartment community in Mexico Beach, Florida. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2021	2020	2019

	In millions
Revenue:
Real estate revenue	$158.6	$87.6	$61.5
Hospitality revenue	75.3	47.8	46.1
Leasing revenue	27.1	18.8	15.6
Timber revenue	6.0	6.3	3.9
Total revenue	267.0	160.5	127.1
Expenses:
Cost of real estate revenue	60.7	35.8	24.3
Cost of hospitality revenue	58.3	35.2	34.5
Cost of leasing revenue	11.6	5.9	4.7
Cost of timber revenue	0.7	0.8	0.6
Corporate and other operating expenses	23.0	22.9	21.4
Depreciation, depletion and amortization	18.2	12.8	10.3
Total expenses	172.5	113.4	95.8
Operating income	94.5	47.1	31.3
Other income (expense):
Investment income, net	7.2	5.0	10.7
Interest expense	(15.9)	(13.6)	(12.3)
Gain on contribution to unconsolidated joint ventures	3.6	20.0	2.3
Other income, net	10.2	1.3	4.2
Total other income, net	5.1	12.7	4.9
Income before equity in loss from unconsolidated joint ventures and income taxes	99.6	59.8	36.2
Equity in loss from unconsolidated joint ventures	(0.9)	(0.6)	(0.1)
Income tax expense	(25.0)	(13.7)	(9.4)
Net income	$73.7	$45.5	$26.7

Results of operations in this Form 10-K generally discusses 2021 and 2020 items and comparisons. For a detailed discussion of results of operations and comparisons for 2020 and 2019, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10‑K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit for the three years ended December 31, 2021:

	2021	% (a)	2020	% (a)	2019	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$144.7	91.2%	$74.1	84.6%	$41.1	66.8%
Commercial and rural real estate revenue	12.0	7.6%	11.7	13.4%	19.5	31.7%
Other revenue	1.9	1.2%	1.8	2.0%	0.9	1.5%
Real estate revenue	$158.6	100.0%	$87.6	100.0%	$61.5	100.0%

Gross profit:
Residential real estate	$87.9	60.7%	$44.4	59.9%	$21.1	51.3%
Commercial and rural real estate	9.5	79.2%	6.2	53.0%	15.2	77.9%
Other	0.5	26.3%	1.2	66.7%	0.9	100.0%
Gross profit	$97.9	61.7%	$51.8	59.1%	$37.2	60.5%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2021, residential real estate revenue increased $70.6 million, or 95.3% to $144.7 million, as compared to $74.1 million during 2020. Residential real estate gross profit increased $43.5 million, to $87.9 million (or gross margin of 60.7%), as compared to $44.4 million, (or gross margin of 59.9%) during 2020. During 2021, we sold 804 homesites, 2 homes and unimproved residential land sales of $0.1 million, compared to 509 homesites, no home sales and had unimproved residential land sales of $1.7 million during 2020. During 2021 and 2020 the average revenue, excluding homesite residuals, per homesite sold was approximately $157,000 and $124,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin improvement for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During 2021, we had 22 commercial and rural real estate sales totaling approximately 577 acres for $12.0 million, resulting in a gross profit margin of approximately 79.2%. During 2020, we had 23 commercial and rural real estate sales totaling approximately 473 acres for $11.7 million, resulting in a gross profit margin of approximately 53.0%. Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title fee revenue.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2021	2020	2019

	In millions
Hospitality revenue	$75.3	$47.8	$46.1
Gross profit	$17.0	$12.6	$11.6
Gross margin	22.6%	26.4%	25.2%

Hospitality revenue increased $27.5 million, or 57.5%, during 2021, as compared to 2020. The increase in hospitality revenue was primarily related to higher demand in lodging and resort amenities due to increased popularity of the region and year-round travel that resulted in an influx of members and guests from new markets. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. As of December 31, 2021, Watersound Club had 2,255 members, compared with 1,563 members as of December 31, 2020, an increase of 692 members. Gross profit during 2021 and 2020 includes $0.7 million and $1.3 million, respectively of business interruption proceeds received for the marinas related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Hospitality had a gross margin during 2021 of 22.6%, compared to 26.4% during 2020. The decrease in gross margin is due to business interruption proceeds received in the prior period, as well as pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products in the current period.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2021	2020	2019

	In millions
Leasing revenue	$27.1	$18.8	$15.6
Gross profit	$15.5	$12.9	$10.9
Gross margin	57.2%	68.6%	69.9%

Leasing revenue increased $8.3 million, or 44.1%, during 2021, as compared to 2020. The increase was primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Gross profit during 2020 includes $0.7 million of business interruption insurance proceeds received for Pier Park Crossings apartments related to Hurricane Michael. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for additional information.

Leasing gross margin decreased to 57.2% during 2021, as compared to 68.6% during 2020, primarily due to start-up and lease-up expenses for new assets in the current period and business interruption proceeds received in the prior period.

Timber Revenue and Gross Profit

	Year Ended December 31,
	2021	2020	2019

	In millions
Timber revenue	$6.0	$6.3	$3.9
Gross profit	$5.3	$5.5	$3.3
Gross margin	88.3%	87.3%	84.6%

Timber revenue decreased $0.3 million, or 4.8%, during 2021, as compared to 2020. The decrease was primarily due to a decrease in the sales of fill dirt and other products. The decrease was partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 273,000 tons of wood products sold during 2021, as compared to 322,000 tons of wood products sold during 2020.

Corporate and Other Operating Expenses

	Year Ended December 31,
	2021	2020	2019

	In millions
Employee costs (a)	$10.4	$9.6	$8.9
Non-cash stock compensation costs	—	—	0.1
Property taxes and insurance	5.4	5.3	5.0
Professional fees	3.2	4.7	4.0
Marketing and owner association costs	1.6	1.2	1.2
Occupancy, repairs and maintenance	0.7	0.7	0.8
Other miscellaneous	1.7	1.4	1.4
Total corporate and other operating expenses	$23.0	$22.9	$21.4
(a)	Includes $1.2 million in each 2021 and 2020 and $1.1 million in 2019 of expense allocated to participants related to the 2014 pension plan termination. See Note 17. Employee Benefit Plan included in Item 15 of this Form 10-K for additional information.

Corporate and other operating expenses during 2021 and 2020, were comparable.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $5.4 million during 2021, as compared to 2020, primarily due to new assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount, (ii) net realized gain or loss from the sale of available-for-sale investments and equity securities, (iii) net unrealized gain or loss related to investments – equity securities, (iv) interest income earned on the time deposit held by a special purpose entity and (v) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2021	2020	2019

	In millions
Interest, dividend and accretion income	$0.1	$1.2	$7.4
Net realized gain on the sale of investments	—	—	0.1
Unrealized loss on investments, net	(1.9)	(4.7)	(5.3)
Interest income from investments in special purpose entities	8.1	8.2	8.2
Interest earned on notes receivable and other interest	0.9	0.3	0.3
Total investment income, net	$7.2	$5.0	$10.7

Investment income, net increased $2.2 million to $7.2 million for 2021, as compared to $5.0 million for 2020. The decrease in interest, dividend and accretion income is primarily due the change in investments held during the period. Investment income, net during 2021 and 2020 includes unrealized losses related to preferred stock of $1.9 million and $4.7 million, respectively.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, Community Development District (“CDD”) debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Year Ended December 31,
	2021	2020	2019

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$8.8	$8.8
Other interest expense	7.1	4.8	3.5
Total interest expense	$15.9	$13.6	$12.3

Interest expense increased $2.3 million, or 16.9%, in 2021, as compared to 2020, primarily related to the increase in project financing. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Gain on Contribution to Unconsolidated Joint Ventures

Gain on contribution to unconsolidated joint ventures in 2021 and 2020 was $3.6 million and $20.0 million, respectively. The year ended December 31, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. The year ended December 31, 2021, also includes a gain of $0.5 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The year ended December 31, 2020, includes a gain of $15.7 million on land and additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The year ended December 31, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2021	2020	2019

	In millions
Accretion income from retained interest investments	$1.5	$1.4	$1.4
Gain on insurance recovery	4.9	0.7	5.3
Loss from hurricane damage	(0.1)	(1.1)	(2.7)
Miscellaneous income, net	3.9	0.3	0.2
Other income, net	$10.2	$1.3	$4.2

Other income, net increased $8.9 million to $10.2 million during 2021, as compared to $1.3 million in 2020. The year ended December 31, 2021 and 2020 includes a gain on insurance recovery of $4.9 million and $0.7 million, respectively, and loss from hurricane damage of $0.1 million and $1.1 million, respectively, related to Hurricane Michael. Miscellaneous income, net during 2021 includes $3.6 million received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. We have met all requirements related to the TRBG program as of December 31, 2021. See Note 7. Hurricane Michael and Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information for additional information.

Income Tax Expense

We recorded income tax expense in 2021 of $25.0 million, compared to $13.7 million in 2020. Our effective tax rate was 25.1% in 2021, as compared to 23.2% in 2020.

Our effective rate for 2021 differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in valuation allowance, the changes in the Florida income tax rate, income tax credits related to our multi-family projects, the benefit of QOZ investment and other permanent differences. Our effective rate for 2020 differed from the federal statutory rate of 21.0% primarily due to state income taxes, income tax credits related to our multi-family projects and other permanent differences. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Year Ended December 31,
	2021	2020	2019

	In millions
Revenue:
Real estate revenue	$137.8	$69.4	$37.0
Hospitality revenue	0.7	0.4	0.5
Leasing revenue	0.4	0.2	—
Other revenue	6.9	4.6	4.1
Total revenue	145.8	74.6	41.6
Expenses:
Cost of real estate and other revenue	56.8	29.8	19.9
Cost of hospitality revenue	0.8	0.6	0.6
Cost of leasing revenue	0.1	—	—
Other operating expenses	4.9	5.3	4.9
Depreciation and amortization	0.4	0.3	0.3
Total expenses	63.0	36.0	25.7
Operating income	82.8	38.6	15.9
Other income (expense):
Investment income, net	0.8	0.2	0.1
Interest expense	(0.6)	(0.7)	(0.7)
Gain on contribution to unconsolidated joint ventures	0.5	15.7	—
Other income (expense), net	0.1	—	(0.2)
Total other income (expense), net	0.8	15.2	(0.8)
Income before equity in loss from unconsolidated joint ventures and income taxes	$83.6	$53.8	$15.1

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For 2021 and 2020, real estate revenue includes estimated homesite residuals of $4.8 million and $1.9 million, respectively. For 2021 and 2020, other revenue includes estimated fees related to homebuilder homesite sales of $2.4 million and $1.9 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

The following tables set forth our consolidated residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2021
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	804	$136.7	$52.7	$84.0	61.4%
Homes	2	1.0	0.9	0.1	10.0%
Land sales	N/A	0.1	—	0.1	100.0%
Total consolidated	806	$137.8	$53.6	$84.2	61.1%

Unconsolidated
Homes (a)	47
Total	853
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2020
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	509	$67.7	$27.4	$40.3	59.5%
Land sale	N/A	1.7	0.4	1.3	76.5%
Total	509	$69.4	$27.8	$41.6	59.9%

	Year Ended December 31, 2019
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Homesites	379	$37.0	$18.6	$18.4	49.7%
Total	379	$37.0	$18.6	$18.4	49.7%

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Homesites. Revenue from homesite sales increased $69.0 million, or 101.9%, during 2021, as compared to 2020, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During 2021 and 2020, the average revenue, excluding homesite residuals, per homesite sold was approximately $157,000 and $124,000, respectively. The increase in average revenue per homesite sold in 2021 was due to the mix of sales from different communities. Gross margin increased to 61.4% during 2021, as compared to 59.5% during 2020, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%. During 2020, we did not have any home sales.

Land sales. During 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue. During 2020 we had unimproved residential land sales for $1.7 million, resulting in a gross profit margin of 76.5%.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contribution to unconsolidated joint ventures for 2021, includes a gain of $0.5 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to unconsolidated joint ventures for 2020 includes a gain of $15.7 million on land and additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Year Ended December 31,
	2021	2020	2019

	In millions
Revenue:
Hospitality revenue	$74.5	$47.4	$45.6
Leasing revenue	0.1	—	0.1
Total revenue	74.6	47.4	45.7
Expenses:
Cost of hospitality revenue	57.5	34.7	33.9
Other operating expenses	0.9	1.2	0.8
Depreciation and amortization	7.0	4.6	4.6
Total expenses	65.4	40.5	39.3
Operating income	9.2	6.9	6.4
Other (expense) income:
Interest expense	(0.5)	(0.2)	—
Other income, net	0.6	0.5	0.2
Total other income, net	0.1	0.3	0.2
Income before equity in loss from unconsolidated joint ventures and income taxes	$9.3	$7.2	$6.6

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$31.9	$9.3	29.2%	$22.3	$7.6	34.1%	$20.9	$7.7	36.8%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	36.9	6.5	17.6%	23.2	3.8	16.4%	23.6	3.0	12.7%
Other	5.8	1.3	22.4%	1.9	1.3	68.4%	1.2	1.1	91.7%
Total	$74.6	$17.1	22.9%	$47.4	$12.7	26.8%	$45.7	$11.8	25.8%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue from our clubs increased $9.6 million, or 43.0%, during 2021, as compared to 2020. The increase in revenue in the current period was due to increases in the number of members and membership revenue, as well as higher demand for club amenities that resulted in revenue increases from the beach club, golf and charter flights. As of December 31, 2021, Watersound Club had 2,255 members, compared with 1,563 members as of December 31, 2020, an increase of 692 members. Our clubs gross margin decreased to 29.2% during 2021, compared to 34.1% during 2020. The decrease in gross margin was due to increased support services allocation related to the growth of our club memberships, as well as onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $13.7 million, or 59.1%, during 2021, as compared to 2020. The increase was primarily due to increases in lodging revenue from the WaterColor Inn and Hilton Garden Inn Panama City Airport, which opened in July 2021, as well as food and beverage operations consistent with increased popularity of the region and year-round travel. The increase was also due to the impact of the COVID-19 pandemic on the prior period, which resulted in shutdowns and reduced revenue from mid-March to mid-May 2020. Gross margin increased to 17.6% during 2021, as compared to 16.4% during 2020. The increase in gross margin was due to an increase in year-round travel in the current period consistent with the growth and popularity of the region. The increase in gross margin was partially offset by pre-opening expenses associated with the opening of Hilton Garden Inn Panama City Airport, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Revenue from other hospitality operations increased $3.9 million to $5.8 million during 2021, as compared to $1.9 million in 2020. The increase in other hospitality revenue was primarily related to an increase in revenue from The Powder Room, which opened in December 2020, as well as the WaterColor retail store. Gross profit during 2021 and 2020 includes $0.7 million and $1.3 million, respectively, related to business interruption insurance proceeds received for the marinas related to Hurricane Michael, which impacted gross margin during each period. Our other hospitality operations gross margin decreased to 22.4% during 2021, compared to 68.4% during the same period in 2020, due to the business interruption proceeds received in the prior period. We did not have revenue from our marinas during 2021, 2020 or 2019, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael included in Item 15 of this Form 10-K for further discussion.

Other operating expenses include salaries and benefits, professional fees, property taxes and other administrative expenses.

The increase of $2.4 million in depreciation and amortization expense during 2021, as compared to the same period in 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Year Ended December 31,
	2021	2020	2019

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$15.8	$14.8	$14.3
Multi-family leasing revenue	8.8	3.9	1.2
Senior living leasing revenue	2.0	—	—
Total leasing revenue	26.6	18.7	15.5
Commercial and rural real estate revenue	12.0	11.7	19.5
Timber revenue	6.0	6.3	3.9
Total revenue	44.6	36.7	38.9
Expenses:
Cost of leasing revenue	11.3	5.9	4.6
Cost of commercial and rural real estate revenue	2.5	5.5	4.3
Cost of timber revenue	0.7	0.8	0.7
Other operating expenses	3.9	3.7	3.5
Depreciation, amortization and depletion	10.5	7.0	5.3
Total expenses	28.9	22.9	18.4
Operating income	15.7	13.8	20.5
Other (expense) income:
Interest expense	(5.9)	(3.8)	(2.7)
Gain on contribution to unconsolidated joint ventures	3.1	3.9	2.2
Other income, net	3.7	0.1	1.2
Total other income, net	0.9	0.2	0.7
Income before equity in loss from unconsolidated joint ventures and income taxes	$16.6	$14.0	$21.2

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$15.8	$10.8	68.4%	$14.8	$10.3	69.6%	$14.3	$10.2	71.3%
Multi-family leasing	8.8	5.5	62.5%	3.9	3.0	76.9%	1.2	0.7	58.3%
Senior living leasing	2.0	(1.0)	(50.0)%	—	(0.5)	—%	—	—	—%
Total leasing	26.6	15.3	57.5%	18.7	12.8	68.4%	15.5	10.9	70.3%
Commercial and rural real estate	12.0	9.5	79.2%	11.7	6.2	53.0%	19.5	15.2	77.9%
Timber	6.0	5.3	88.3%	6.3	5.5	87.3%	3.9	3.2	82.1%
Total	$44.6	$30.1	67.5%	$36.7	$24.5	66.8%	$38.9	$29.3	75.3%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total leasing revenue increased $7.9 million, or 42.2%, during 2021, as compared to 2020. The increase was primarily due to new leases at Pier Park Crossings Phase II apartments, which began leasing in the fourth quarter of 2020 and new leases at Watersound Origins Crossings apartments and Watercrest senior living community, which began leasing in the first quarter of 2021, as well as other new leases. Total leasing gross margin decreased during 2021 to

57.5%, as compared to 68.4% during 2020, primarily due to $0.7 million of business interruption proceeds received for Pier Park Crossings apartments related to Hurricane Michael in the prior period and start-up and lease-up expenses for new assets in the current period. As of December 31, 2021, we had net rentable square feet of approximately 985,000, of which approximately 857,000 square feet was under lease. As of December 31, 2020, we had net rentable square feet of approximately 908,000, of which approximately 774,000 square feet was under lease. As of December 31, 2021, we had 804 multi-family and senior living units leased, compared to 292 multi-family and senior living units leased as of December 31, 2020.

Commercial and rural real estate revenue for the three years ended December 31, 2021 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2021	22	577	$20,797	$12.0	$9.5
2020	23	473	$24,736	$11.7	$6.2
2019	25	1,605	$12,150	$19.5	$15.2

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2021, we had 22 commercial and rural real estate sales totaling approximately 577 acres for $12.0 million, resulting in a gross profit margin of approximately 79.2%. During 2020, we had 23 commercial and rural real estate sales totaling approximately 473 acres for $11.7 million, resulting in a gross profit margin of approximately 53.0%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue decreased by $0.3 million, or 4.8%, during 2021, as compared to 2020. The decrease was primarily due to a decrease in the sales of fill dirt and other products. The decrease was partially offset by an increase due to the sales mix of different wood products and price increases in the current period. There were 273,000 tons of wood products sold during 2021, as compared to 322,000 tons of wood products sold during 2020. The average price of wood product sold increased to $19.57 per ton during 2021, as compared to $15.32 per ton during 2020.

The total tons sold and relative percentages of total tons sold by major type of wood product are as follows:

	Year Ended December 31,
	2021		2020		2019
Pine pulpwood	162,000	59.4%	208,000	64.6%	129,000	58.6%
Pine sawtimber	100,000	36.6%	75,000	23.3%	35,000	15.9%
Pine grade logs	9,000	3.3%	26,000	8.1%	21,000	9.6%
Other	2,000	0.7%	13,000	4.0%	35,000	15.9%
Total	273,000	100.0%	322,000	100.0%	220,000	100.0%

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $3.5 million in depreciation, amortization and depletion expense during 2021, as compared to 2020, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Gain on contribution to unconsolidated joint ventures for 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. Gain on contribution to unconsolidated joint ventures for 2020 includes a gain of $3.9 million on land contributed to our unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other income, net during 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $159.1 million, compared to $154.8 million as of December 31, 2020. As of December 31, 2021, we also had investments – equity securities in preferred stock investments of $0.5 million. In addition to cash and cash equivalents, we consider our investments classified as Securities, as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments included in Item 15 of this Form 10-K for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV Note commitment, authorized stock repurchases and authorized dividends for the next twelve months. See Part II. Item 1A. Risk Factors.

During 2021, we incurred a total of $200.8 million in capital expenditures, which includes $52.8 million for our residential segment, $45.8 million for our commercial segment, $101.7 million for our hospitality segment and $0.5 million for corporate expenditures. Our 2022 capital expenditures budget exceeds our 2021 expenditures. We anticipate that these future capital commitments will be funded through cash generated from operations, new and existing financing arrangements, cash on hand and cash equivalents. As of December 31, 2021, we had a total of $217.0 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of December 31, 2021 and 2020, we had various loans outstanding totaling $227.5 million and $161.4 million, respectively, with maturities from May 2022 through June 2060. The weighted average rate on our variable rate loans as of December 31, 2021 was 2.6%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding London Interbank Offered Rate (“LIBOR”) related risks. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2021 and 2020, $43.6 million and $44.6 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings or upon breach of covenants in the security instrument. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). As of December 31, 2021 and 2020, $35.7 million and $36.1 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan matures in June 2060. In August 2021, the Pier Park Crossings JV entered into a modification of the PPC JV Loan, that reduced the interest rate from 4.0% to 3.1%. The modification revised the prepayment provision to include that the PPC JV Loan may not be prepaid prior to September 1, 2022 and from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”). As of December 31, 2021 and 2020, $37.9 million and $27.2 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan bears interest at a rate of 5.0% and matures in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2021 and 2020, $20.1 million and $18.1 million, respectively, was outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate debt on the notional amount of related debt of $20.0 million to a rate of 4.4%. See Note 6. Financial Instruments and Fair Value Measurements and Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan (the “Beckrich Building III Loan”). As of December 31, 2021 and 2020, $5.2 million and $5.4 million, respectively, was outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2019, the Pier Park Crossings II JV entered into a $17.5 million loan (the “PPC II JV Loan”). As of December 31, 2021 and 2020, $17.4 million and $15.9 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.1%. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, our liability under the PPC II JV Loan was reduced to 50% of the principal amount upon satisfaction of final advance conditions in April 2021 and will be reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information. In January 2022, we began the process to refinance the PPC II JV Loan with a loan commitment to be insured by HUD.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan (the “Airport Hotel Loan”). As of December 31, 2021 and 2020, $14.6 million and $3.5 million, respectively, was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2021, $14.7 million was outstanding on the Pier Park Resort Hotel JV Loan. As of December 31, 2020, there was no principal balance outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida (the “Breakfast Point Hotel Loan”). As of December 31, 2021, $11.8 million was outstanding on the Breakfast Point Hotel Loan. As of December 31, 2020, there was no principal balance outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.8% through November 2022, 3.3% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.3% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.8% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). As of December 31, 2021, $4.7 million was outstanding on the Self-Storage Facility Loan. As of December 31, 2020, there was no principal balance outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). As of December 31, 2021, $7.5 million was outstanding on the Lodge 30A JV Hotel Loan. The Lodge 30A JV Hotel Loan bears interest at a rate of 3.8% and matures in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Apartments Loan”, formerly referenced as “Star Avenue”).

As of December 31, 2021, $1.3 million was outstanding on the North Bay Landing Apartments Loan. The North Bay Landing Apartments Loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the North Bay Landing Apartments Loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The North Bay Landing Apartments Loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, our liability under the North Bay Landing Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). As of December 31, 2021, $3.4 million was outstanding on the Watersound Camp Creek Loan. The Watersound Camp Creek Loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The Watersound Camp Creek Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Camp Creek Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, our liability under the Watersound Camp Creek Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan to finance the construction of the a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). As of December 31, 2021, $0.6 million was outstanding on the Watersound Town Center Grocery Loan. The Watersound Town Center Grocery Loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, our liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan to finance the construction of a hotel in Panama City, Florida (the “Hotel Indigo Loan”). As of December 31, 2021, there was no principal balance outstanding on the Hotel Indigo Loan. The Hotel Indigo Loan bears interest at a rate of LIBOR plus 2.6%, with a floor of 2.6%, through October 2023 and LIBOR plus 2.4%, with a floor of 2.4%, from November 2023 through maturity. The Hotel Indigo Loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The Hotel Indigo Loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the Hotel Indigo Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. See Note 11. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $4.9 million as of December 31, 2021. Total outstanding CDD debt related to our land holdings was $14.1 million as of December 31, 2021, which is comprised of $11.8 million at SouthWood, $2.2 million at the existing Pier Park retail center and $0.1 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of December 31, 2021, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower (the “Latitude Margaritaville Watersound JV Note”). As of December 31, 2021 and 2020, $7.1 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure, which is being repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets included in Item 15 of this Form 10-K for additional information.

During the year ended December 31, 2021, we did not repurchase shares of our common stock outstanding. During the year ended December 31, 2020, we repurchased a total of 532,034 of our common stock outstanding for an aggregate purchase price of $8.8 million, including costs. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding common stock repurchases related to the Stock Repurchase Program and treasury stock retirement during 2020.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $13.8 million for the installment notes monetized through December 31, 2021. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

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

As of December 31, 2021 and 2020, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.9 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $12.9 million and $6.6 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold purchasers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. generally accepted accounting principles (“GAAP”) and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $9.3 million and $4.5 million as of December 31, 2021 and 2020, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2021	2020	2019

	In millions
Net cash provided by operating activities	$111.8	$37.3	$30.4
Net cash used in investing activities	(196.1)	(175.3)	(30.4)
Net cash provided by (used in) financing activities	48.6	59.4	(9.4)
Net decrease in cash, cash equivalents and restricted cash	(35.7)	(78.6)	(9.4)
Cash, cash equivalents and restricted cash at beginning of the year	110.1	188.7	198.1
Cash, cash equivalents and restricted cash at end of the year	$74.4	$110.1	$188.7

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in loss from unconsolidated joint ventures, net of distributions, deferred income tax expense, cost of real estate sold and gain on contribution to unconsolidated joint ventures. Net cash provided by operations was $111.8 million in 2021, as compared to $37.3 million in 2020. During 2021 net income was $73.7 million, compared to $45.5 million in 2020. The increase in net cash provided by operating activities was primarily due to increased net income, the changes in cost of real estate sold and gain on contribution to unconsolidated joint ventures during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments, capital contribution to unconsolidated joint ventures and payments for interest in unconsolidated joint venture, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distribution from unconsolidated joint ventures and maturities of assets held by special purpose entities. During 2021, net cash used in investing activities was $196.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $157.9 million, capital contribution to unconsolidated joint ventures of $9.4 million and payments for interest in unconsolidated joint venture of $0.5 million, partially offset by maturities of investments of $117.0 million, proceeds from insurance claims of $4.9 million, sales of investments of $1.5 million, capital distribution from unconsolidated joint ventures of $1.0 million and maturities of assets held by special purpose entities of $0.8 million. During 2020, net cash used in investing activities was $175.3 million, which included capital expenditures for operating property and property and equipment, purchases of investments of $58.9 million and capital contribution to unconsolidated joint ventures of $10.8 million, partially offset by maturities of investments of $11.0 million, sales of investments of $3.7 million, maturities of assets held by special purpose entities of $0.8 million and proceeds from insurance claims of $0.7 million.

Capital expenditures for operating property and property and equipment were $153.5 million and $121.8 million during 2021 and 2020, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $48.6 million for 2021, compared to $59.4 million during the same period in 2020. Net cash provided by financing activities during 2021 included borrowings on debt of $69.3 million and capital contribution from non-controlling interest of $3.2 million, partially offset by dividends paid of $18.8 million, principal payments on debt of $2.3 million, debt issuance costs of $1.4 million, capital distribution to non-controlling interest of $1.3 million and principal payments for finance leases of $0.1 million. Net cash provided by financing activities during 2020 included borrowings on debt of $69.0 million and capital contribution from non-controlling interest of $7.7 million, partially offset by repurchases of common shares of $8.8 million, dividends paid of $4.1 million, principal payments for debt of $1.9 million, debt issuance costs of $1.8 million, capital distribution to non-controlling interest of $0.6 million and principal payments for finance leases of $0.1 million.

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

A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units.

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

The accounting estimate related to real estate impairment evaluation is susceptible to change due to the use of assumptions about future sales proceeds and future expenditures. For projects under development or construction, an estimate of future cash flows on an undiscounted basis is performed using estimated future expenditures necessary to maintain the existing project and using management’s best estimates about future sales prices and planned holding periods. Based on our investment return criteria for evaluating our projects under development or undeveloped land, management’s assumptions used in the projection of undiscounted cash flows include:

●	the projected pace of sales of homesites based on estimated market conditions and our development plans;
●	estimated pricing and projected price appreciation over time;
●	the amount and trajectory of price appreciation over the estimated selling period;
●	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
●	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
●	holding costs to be incurred over the selling period;
●	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
●	for commercial, multi-family, self-storage and senior living development property, future pricing is based on sales of comparable property in similar markets; and
●	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;

●	for investments in commercial, multi-family, self-storage, senior living or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and
●	for investments in club, marina and retail assets, use of revenue from membership dues, future golf rounds and greens fees, boat slip rentals and boat storage fees, merchandise and other hospitality operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

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

In general, a valuation allowance is recorded, if based on all the available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of our deferred tax assets is dependent upon us generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from net loss carryforwards.

As of December 31, 2021 and 2020, we had a state net operating loss carryforward of $229.3 million and $304.0 million, respectively. As of December 31, 2021 and 2020, we had $3.1 million and $2.3 million of federal net operating loss carryforwards. The federal net operating loss carryforwards are applicable to a specific QOF entity of ours and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2030. As of December 31, 2021, we had a valuation allowance of $0.3 million. As of December 31, 2020, we had a de minimis valuation allowance. As of December 31, 2021 and 2020, we had income tax payable of $0.7 million and $2.7 million, respectively, included within other liabilities on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”) which simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improved consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. We adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on our financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force) (“ASU 2020-01”), which clarified the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321, Investments—Equity Securities (“Topic 321”) and Topic 323, Investments—Equity Method and Joint Ventures (“Topic 323”). We adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on our financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”) that improved consistency by including all disclosure guidance in the appropriate disclosure sections and clarified application of various provisions in the Codification. We adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on our financial condition, results of operations and cash flows and did not have a material impact on the disclosures to the financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2022, as reference rate activities occur. There is no current impact to us from this guidance and we are evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.3 million in the market value of these investments as of December 31, 2021. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of December 31, 2021, approximately 99% of our total Securities are rated AA or better.

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

The amount of interest expense on some of our project financing is based on LIBOR. Based on the outstanding balance of these loans as of December 31, 2021, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.7 million.

The United Kingdom's Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates and will cease publication of U.S. dollar LIBOR as of June 30, 2023, and U.S. regulators have issued supervisory guidance encouraging banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate by December 31, 2021. Accordingly, LIBOR is expected to be discontinued in the near future. Many of our current debt agreements have an interest rate tied to LIBOR, but these agreements provide for an alternative base rate in the event that LIBOR is discontinued. There can be no assurances as to what alternative base rates may be and whether such base rate will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to continue monitoring the developments with respect to the potential phasing out of LIBOR and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Report of Independent Registered Public Accounting Firm are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 23, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Tampa, Florida

February 23, 2022

Item 9B.    Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct and Ethics that applies to our directors and executive officers. The Code of Business Conduct and Ethics is located on our internet web site at www.joe.com under “Investor Relations-Corporate Governance.” We intend to provide disclosure of any amendments or waivers of our Code of Business Conduct and Ethics for our executive officers or directors on our website within four business days following the date of the amendment or waiver.

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed on or before May 2, 2022.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed on or before May 2, 2022 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed on or before May 2, 2022 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2021 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed on or before May 2, 2022 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed on or before May 2, 2022 and is incorporated by reference in this Part III.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules and Report of Independent Registered Public Accounting Firm are filed as part of this Form 10-K.

(2) Financial Statement Schedules

The financial statement schedules listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this Form 10-K.

(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

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

Exhibit Number	Description
10.6

First Amendment to Investment Management Agreement dated February 23, 2021, by and between The St. Joe Company and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.7†

Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.8	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

10.9

Separate Guaranty of Retained Liability Matters, dated October 19, 2015, among the St. Joe Company, Don M. Casto, III and Kensington Gardens Builders Corporation, in favor of Keybank National Association (incorporated by reference to Exhibit 10.60 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.10†	Summary of Compensation Program for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 23, 2022	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 23, 2022
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 23, 2022
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 23, 2022
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 23, 2022
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 23, 2022
Howard S. Frank

/s/ Thomas P. Murphy, Jr.	Director	February 23, 2022
Thomas P. Murphy, Jr.

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2022, expressed an unqualified opinion.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Grant Thornton LLP

We have served as the Company’s auditor since 2018.

Tampa, Florida

February 23, 2022

F 2

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Investment in real estate, net	$690,113	$551,653
Investment in unconsolidated joint ventures	52,027	37,965
Cash and cash equivalents	70,162	106,794
Investments - debt securities	88,956	48,051
Other assets	70,235	65,866
Property and equipment, net	31,145	20,846
Investments held by special purpose entities	205,513	206,149
Total assets	$1,208,151	$1,037,324
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$223,034	$158,915
Other liabilities	104,192	72,035
Deferred tax liabilities, net	77,259	60,915
Senior Notes held by special purpose entity	177,566	177,289
Total liabilities	582,051	469,154

Commitments and contingencies (Note 20)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,882,549 issued and outstanding at December 31, 2021 and December 31, 2020	296,873	296,873
Retained earnings	310,925	255,216
Accumulated other comprehensive loss	(389)	(1,472)
Total stockholders’ equity	607,409	550,617
Non-controlling interest	18,691	17,553
Total equity	626,100	568,170
Total liabilities and equity	$1,208,151	$1,037,324

See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated joint ventures, which as of December 31, 2021 and 2020, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Watersound Closings & Escrow, LLC (the “Watersound Closings JV”), Pier Park Crossings II JV, Pier Park Resort Hotel JV, The Lodge 30A JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC as discussed in Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 11. Debt, Net.

	December 31,	December 31,
	2021	2020
ASSETS
Investment in real estate	$206,565	$170,853
Cash and cash equivalents	10,564	2,639
Other assets	17,392	13,821
Investments held by special purpose entities	205,513	206,149
Total assets	$440,034	$393,462
LIABILITIES
Debt, net	$173,531	$139,592
Other liabilities	17,836	9,596
Senior Notes held by special purpose entity	177,566	177,289
Total liabilities	$368,933	$326,477

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Real estate revenue	$158,629	$87,627	$61,488
Hospitality revenue	75,265	47,778	46,112
Leasing revenue	27,081	18,819	15,581
Timber revenue	6,021	6,331	3,904
Total revenue	266,996	160,555	127,085
Expenses:
Cost of real estate revenue	60,703	35,794	24,282
Cost of hospitality revenue	58,314	35,239	34,505
Cost of leasing revenue	11,620	5,934	4,650
Cost of timber revenue	677	809	649
Corporate and other operating expenses	23,023	22,906	21,389
Depreciation, depletion and amortization	18,202	12,788	10,287
Total expenses	172,539	113,470	95,762
Operating income	94,457	47,085	31,323
Other income (expense):
Investment income, net	7,254	4,983	10,714
Interest expense	(15,854)	(13,564)	(12,302)
Gain on contribution to unconsolidated joint ventures	3,558	19,983	2,317
Other income, net	10,181	1,329	4,133
Total other income, net	5,139	12,731	4,862
Income before equity in loss from unconsolidated joint ventures and income taxes	99,596	59,816	36,185
Equity in loss from unconsolidated joint ventures	(865)	(666)	(77)
Income tax expense	(24,982)	(13,670)	(9,447)
Net income	73,749	45,480	26,661
Net loss (income) attributable to non-controlling interest	804	(277)	114
Net income attributable to the Company	$74,553	$45,203	$26,775

NET INCOME PER SHARE
Basic and Diluted
Weighted average shares outstanding	58,882,549	59,009,865	59,994,527
Net income per share attributable to the Company	$1.27	$0.77	$0.45

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income:	$73,749	$45,480	$26,661
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale investments	(16)	130	842
Net unrealized gain on restricted investments	—	8	18
Interest rate swaps	848	(836)	(336)
Interest rate swap - unconsolidated joint venture	213	(821)	—
Reclassification of net realized loss (gain) included in earnings	405	(4)	(69)
Total before income taxes	1,450	(1,523)	455
Income tax (expense) benefit	(367)	386	(116)
Total other comprehensive income (loss), net of tax	1,083	(1,137)	339
Total comprehensive income, net of tax	74,832	44,343	27,000
Total comprehensive loss (income) attributable to non-controlling interest	804	(277)	114
Total comprehensive income attributable to the Company	$75,636	$44,066	$27,114

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2018	60,672,034	$331,395	$187,450	$(674)	$—	$14,940	$533,111
Allocation of ownership interest in Watercrest JV	—	(1,209)	—	—	—	1,209	—
Additional ownership interest in Windmark	—	(3,787)	—	—	—	(7,832)	(11,619)
Capital contribution from non-controlling interest	—	—	—	—	—	2,546	2,546
Capital distribution to non-controlling interest	—	—	—	—	—	(600)	(600)
Stock based compensation expense	5,708	77	—	—	—	—	77
Repurchase of common shares	(1,263,159)	—	—	—	(20,845)	—	(20,845)
Retirement of treasury stock	—	(20,845)	—	—	20,845	—	—
Other comprehensive income, net of tax	—	—	—	339	—	—	339
Net income	—	—	26,775	—	—	(114)	26,661
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contribution from non-controlling interest	—	—	—	—	—	7,748	7,748
Capital distribution to non-controlling interest	—	—	—	—	—	(621)	(621)
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Retirement of treasury stock	—	(8,803)	—	—	8,803	—	—
Dividends ($0.07 per share)	—	—	(4,122)	—	—	—	(4,122)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,137)	—	—	(1,137)
Net income	—	—	45,203	—	—	277	45,480
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contribution from non-controlling interest	—	—	—	—	—	3,189	3,189
Capital distribution to non-controlling interest	—	—	—	—	—	(1,247)	(1,247)
Dividends ($0.32 per share)	—	—	(18,844)	—	—	—	(18,844)
Other comprehensive income, net of tax	—	—	—	1,083	—	—	1,083
Net income	—	—	74,553	—	—	(804)	73,749
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$73,749	$45,480	$26,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	18,202	12,788	10,287
Stock based compensation	—	45	77
(Gain) loss on sale of investments	(17)	48	(87)
Unrealized loss on investments, net	1,872	4,688	5,342
Equity in loss from unconsolidated joint ventures, net of distributions	1,298	666	77
Deferred income tax expense	15,977	8,088	8,378
Cost of real estate sold	55,933	33,366	22,814
Expenditures for and acquisition of real estate to be sold	(47,318)	(40,469)	(40,081)
Accretion income and other	(810)	(919)	(1,221)
Loss (gain) on disposal of property and equipment	270	146	(67)
Gain on contribution to unconsolidated joint ventures	(3,558)	(19,983)	(2,317)
Gain on insurance for damage to property and equipment, net	(4,853)	(690)	(5,347)
Changes in operating assets and liabilities:
Other assets	(6,372)	(12,991)	1,078
Other liabilities	7,424	4,225	3,728
Income taxes receivable	—	2,843	1,071
Net cash provided by operating activities	111,797	37,331	30,393
Cash flows from investing activities:
Expenditures for operating property	(149,199)	(116,085)	(64,851)
Expenditures for property and equipment	(4,302)	(5,689)	(9,354)
Proceeds from the disposition of assets	34	8	72
Proceeds from insurance claims	4,853	690	12,071
Purchases of investments - debt securities	(157,928)	(58,912)	—
Purchases of investments - equity securities	—	—	(5,797)
Purchases of restricted investments	—	(24)	(74)
Maturities of investments - debt securities	117,000	11,000	7,000
Sales of investments - debt securities	36	—	2,830
Sales of investments - equity securities	325	2,502	26,859
Sales of restricted investments	1,173	1,225	1,159
Capital contribution to unconsolidated joint ventures	(9,389)	(10,815)	(1,116)
Capital distribution from unconsolidated joint ventures	1,020	—	—
Payments for interest in unconsolidated joint venture	(495)	—	—
Maturities of assets held by special purpose entities	787	787	787
Net cash used in investing activities	(196,085)	(175,313)	(30,414)
Cash flows from financing activities:
Capital contribution from non-controlling interest	3,189	7,748	2,546
Capital distribution to non-controlling interest	(1,247)	(621)	(600)
Additional ownership interest in Windmark	—	—	(11,619)
Repurchase of common shares	—	(8,803)	(20,845)
Dividends paid	(18,844)	(4,122)	—
Borrowings on debt	69,300	69,008	23,935
Principal payments for debt	(2,327)	(1,940)	(1,607)
Principal payments for finance leases	(104)	(55)	(36)
Debt issuance costs	(1,398)	(1,791)	(1,149)
Net cash provided by (used in) financing activities	48,569	59,424	(9,375)
Net decrease in cash, cash equivalents and restricted cash	(35,719)	(78,558)	(9,396)
Cash, cash equivalents and restricted cash at beginning of the year	110,119	188,677	198,073
Cash, cash equivalents and restricted cash at end of the year	$74,400	$110,119	$188,677

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents	$70,162	$106,794	$185,716
Restricted cash included in other assets	4,238	3,325	2,961
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$74,400	$110,119	$188,677

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Year Ended December 31,
	2021	2020	2019
Cash paid during the period for:
Interest, net of amounts capitalized	$13,621	$12,801	$11,886
Income taxes	$11,070	$—	$—

Non-cash investing and financing activities:
Non-cash allocation of ownership interest in JV	$—	$—	$1,209
Non-cash capital contribution from non-controlling interest	$—	$2,359	$—
Non-cash contribution to unconsolidated joint ventures	$(6,136)	$(23,737)	$(2,940)
(Decrease) increase in Community Development District debt	$(900)	$(157)	$1,203
Transfers of operating property to property and equipment	$12,012	$—	$—
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$19,223	$7,939	$3,158

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, is a Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 86% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. Prior to the first quarter of 2020, commercial leasing and sales, as well as forestry were treated as individual reportable segments. Commencing in the first quarter of 2020, due to organizational changes, the Company’s previously titled “commercial leasing and sales” and “forestry” segments are reported as one segment and retitled to “commercial.” This change is consistent with the Company’s belief that the decision making and management of the assets in these segments are being made as one group. All prior year segment information has been reclassified to conform to the current presentation. Also, commencing in the first quarter of 2020, the Company’s previously titled “residential real estate” segment was retitled to “residential.” The change had no effect on the consolidated balance sheets, statements of income, statements of comprehensive income or statements of cash flows for the periods presented. See Note 19. Segment Information.

References to the number of acres, hotel rooms, multi-family units, senior living units and homesites and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. Specifically, during 2021, the Company determined that, for a non-material value, it was more appropriate to reflect capital contribution to unconsolidated joint ventures as a cash outflow of investing activities rather than financing activities. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate JVs determined to be VIEs. The Company continues to assess whether it is the primary beneficiary on an ongoing basis. See Note 4. Joint Ventures.

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

F 10

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

A portion of real estate development costs and estimates for costs to complete are allocated to each unit based on the relative sales value of each unit as compared to the estimated sales value of the total project. These estimates are reevaluated at least annually, and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining property or units.

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

F 11

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

For projects under development or construction, an estimate of undiscounted future cash flows is performed using estimated future expenditures necessary to develop and maintain the existing project and using management’s best estimates about future sales prices and holding periods. The projection of undiscounted cash flows requires that management develop various assumptions including:

●	the projected pace of sales of homesites based on estimated market conditions and the Company’s development plans;
●	estimated pricing and projected price appreciation over time;
●	the amount and trajectory of price appreciation over the estimated selling period;
●	the length of the estimated development and selling periods, which can differ depending on the size of the development and the number of phases to be developed;
●	the amount of remaining development costs, including the extent of infrastructure or amenities included in such development costs;
●	holding costs to be incurred over the selling period;
●	for bulk land sales of undeveloped and developed parcels, future pricing is based upon estimated developed homesite pricing less estimated development costs and estimated developer profit;
●	for commercial, multi-family, self-storage and senior living development property, future pricing is based on sales of comparable property in similar markets; and
●	whether liquidity is available to fund continued development.

For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;
●	for investments in commercial, multi-family, self-storage, senior living or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,
●	for investments in club, marina and retail assets, use of revenue from membership dues, future golf rounds and greens fees, boat slip rentals and boat storage fees, merchandise and other hospitality operations, operating

F 12

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

Investment in Unconsolidated Joint Ventures

The Company has entered into JVs in which the Company is not the primary beneficiary or does not have a majority voting interest or control. The Company’s investment in these JVs is accounted for by the equity method. The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

Distributions from equity method investments are classified in the statements of cash flows using the cumulative earnings approach. Under the cumulative earnings approach, cumulative distributions received that do not exceed cumulative equity in earnings are classified as cash inflows from operating activities and cumulative distributions received in excess of cumulative equity in earnings are classified as cash inflows from investing activities. Some of the Company’s unconsolidated JVs have entered into financing agreements, where the Company or its JV partners have provided guarantees. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information.

F 13

Cash and Cash Equivalents

Cash and cash equivalents can include cash on hand, bank demand accounts, money market instruments and U.S. Treasury Bills having original maturities at acquisition date, of ninety days or less.

Investments

Investments – debt securities and restricted investments consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses on investments are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net.

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

Comprehensive Income

The Company’s comprehensive income includes unrealized gains and losses on available-for-sale securities and restricted investments. Comprehensive income also includes changes in the fair value of effective cash flow hedges, which are subsequently reclassified into earnings in the period during which the hedged transaction affects earnings.

Derivatives and Hedging

The Company has entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with variable rate debt. For cash flow hedges that are effective, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash

F 14

flows in the same category as the item being hedged. The Company accounts for the changes in fair value of derivatives that do not qualify for hedge accounting treatment directly in earnings.

Receivables

The Company’s receivables primarily include receivables related to certain homesite sales, homebuilder notes, a revolving promissory note with an unconsolidated JV, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, receivables in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. The Company does not measure an allowance for credit losses for accrued interest receivables and will write-off uncollectible balances in a timely manner, which is within 90 days from when it is determined uncollectible.

Inventory

Inventory primarily consists of retail products, operating supplies and beverages which are reported at the lower of cost or net realizable value. Cost is determined using weighted-average cost basis or specific identification.

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

For tax positions taken or expected to take in the tax returns, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive loss with respect to available-for-sale debt securities.

F 15

Concentration of Risks and Uncertainties

All of the Company’s operations and assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

The economic conditions in the U.S. have been negatively impacted by the continued threat by the COVID-19 pandemic. While demand across each of the Company’s segments remain strong, the Company’s hospitality operations have already been, and may in the future be, disrupted by the impacts of the COVID-19 pandemic and the federal, state and local government actions to address it. Despite the Company’s positive financial results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic impact remains unknown and the Company could experience material declines within each of its reportable segments in the future compared to historical norms. See Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”), and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2021, these balances exceed the amount of FDIC insurance provided on such deposits by $21.5 million. In addition, as of December 31, 2021, the Company had $4.0 million invested in short-term U.S. Treasury Bills classified as cash equivalents, $40.4 million invested in U.S. Treasury Money Market Funds, $89.0 million invested in U.S. Treasury Bills classified as investments – debt securities and $0.5 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic and diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. For the three years ended December 31, 2021, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. There were no outstanding common stock equivalents as of December 31, 2021 or 2020. Non-vested restricted stock is included in outstanding shares at the time of grant.

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

Real Estate Revenue

Revenue from real estate sales, including homesites, homes, commercial properties, operating properties and rural land, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. If a performance obligation is not yet substantially complete when title transfers to the buyer, the revenue associated with the incomplete performance obligation is deferred until completed.

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of completed homes (iii) the sale of parcels of entitled or undeveloped land; (iv) a homesite residual on homebuilder sales that provides the Company

F 16

a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (v) the sale of tap and impact fee credits; (vi) marketing fees; (vii) title business revenue and (viii) other fees on certain transactions.

Title business revenue is recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Estimated homesite residuals and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in material circumstances from the estimated amounts are updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the years ended December 31, 2021, 2020 and 2019, real estate revenue includes $4.8 million, $1.9 million and $2.5 million, respectively, of estimated homesite residuals and $2.4 million, $1.9 million and $2.3 million, respectively, of estimated fees related to homebuilder homesite sales.

Hospitality Revenue

The Company’s hospitality operations generate revenue from membership sales, membership reservations, golf courses, lodging, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees.

Clubs – Club operations include the Company’s golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales. Daily play at the golf courses, merchandise sales, charter flights and food and beverage sales are recognized at the point of sale. Club membership revenue consists of monthly dues, which are recognized monthly over time as access is provided for the period. Non-refundable initiation fees that are deferred and recognized ratably over time, which is the estimated membership period. Membership reservations are recognized at the point in time when certain performance obligations are met.

Hotel Operations, Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services – Hotel operations, food and beverage operations, short-term vacation rentals and other management services generate revenue from (i) lodging, (ii) operation of the WaterColor Beach Club, (iii) management of The Pearl Hotel, (iv) short-term vacation rentals, (v) food and beverage operations and (vi) merchandise sales. Lodging and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Revenue generated from the Company’s management services are recognized over time as time elapses and the Company’s performance obligations are met. The short-term vacation rentals owned by the Company generate revenue from rental fees, which are recognized at the point of sale. The Company’s food and beverage operations and retail outlets generate revenue from food and beverage sales and merchandise sales, which are recognized at the point of sale.

Other Hospitality Operations – Other hospitality operations include the WaterColor retail store, marinas and The Powder Room. Other hospitality operations generate revenue from merchandise sales and service fees, which are recognized at the point of sale.

Leasing Revenue

Leasing revenue is excluded from Topic 606 and consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property; rural land and other assets; as well as boat slip rentals and boat storage fees at our marinas, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate nonlease components

F 17

from lease components and, instead, accounts for each separate lease component and the nonlease components associated with that lease as a single component if the nonlease components otherwise would be accounted for under Topic 606. Nonlease components primarily include common area maintenance and senior living services provided related to the Watercrest JV. Leasing revenue includes properties located in the Company’s Beckrich Office Park, Watersound Town Center, consolidated Pier Park North JV, Pier Park Crossings JV, Pier Park Crossings II JV, Watersound Origins Crossings JV and Watercrest JV, as well as the Company’s industrial parks and other properties. See Note 8. Leases for additional information related to leases.

Timber Revenue

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

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$144,664	$—	$12,002	$1,963	$158,629
Hospitality revenue	727	74,538	—	—	75,265
Leasing revenue	393	53	26,604	31	27,081
Timber revenue	—	—	6,021	—	6,021
Total revenue	$145,784	$74,591	$44,627	$1,994	$266,996

Timing of Revenue Recognition:
Recognized at a point in time	$145,391	$55,181	$18,023	$1,963	$220,558
Recognized over time	—	19,357	—	—	19,357
Over lease term	393	53	26,604	31	27,081
Total revenue	$145,784	$74,591	$44,627	$1,994	$266,996

F 18

	Year Ended December 31, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$74,137	$—	$11,689	$1,801	$87,627
Hospitality revenue	412	47,366	—	—	47,778
Leasing revenue	166	8	18,645	—	18,819
Timber revenue	—	—	6,331	—	6,331
Total revenue	$74,715	$47,374	$36,665	$1,801	$160,555

Timing of Revenue Recognition:
Recognized at a point in time	$74,549	$36,262	$18,020	$1,801	$130,632
Recognized over time	—	11,104	—	—	11,104
Over lease term	166	8	18,645	—	18,819
Total revenue	$74,715	$47,374	$36,665	$1,801	$160,555

	Year Ended December 31, 2019
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$41,055	$—	$19,477	$956	$61,488
Hospitality revenue	496	45,616	—	—	46,112
Leasing revenue	35	104	15,442	—	15,581
Timber revenue	—	—	3,904	—	3,904
Total revenue	$41,586	$45,720	$38,823	$956	$127,085

Timing of Revenue Recognition:
Recognized at a point in time	$41,551	$35,894	$23,381	$956	$101,782
Recognized over time	—	9,722	—	—	9,722
Over lease term	35	104	15,442	—	15,581
Total revenue	$41,586	$45,720	$38,823	$956	$127,085

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU 2019-12, which simplified the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improved consistent application of and simplified GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows.

Investments – Equity Securities, Investments-Equity Method and Joint Ventures and Derivatives and Hedging

In January 2020, the FASB issued ASU 2020-01, which clarified the interaction between the accounting standard on recognition and measurement of financial instruments in Topic 321 and Topic 323. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s financial condition, results of operations and cash flows.

Codification Improvements

In October 2020, the FASB issued ASU 2020-10, that improved consistency by including all disclosure guidance in the appropriate disclosure sections and clarified application of various provisions in the Codification. The Company adopted the new guidance as of January 1, 2021. The adoption of this guidance did not have an impact on the

F 19

Company’s financial condition, results of operations and cash flows and did not have a material impact on the disclosures to the financial statements.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2022, as reference rate activities occur. There is no current impact to the Company from this guidance and the Company is evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate

Real estate, excluding unconsolidated JVs, by property type and segment includes the following:

	December 31,	December 31,
	2021	2020
Development property:
Residential	$122,404	$116,911
Hospitality	137,089	51,113
Commercial	85,931	123,389
Other	3,232	2,691
Total development property	348,656	294,104

Operating property:
Residential	13,253	13,254
Hospitality	124,449	103,687
Commercial	290,794	216,439
Other	127	129
Total operating property	428,623	333,509
Less: Accumulated depreciation	87,166	75,960
Total operating property, net	341,457	257,549
Investment in real estate, net	$690,113	$551,653

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

F 20

Operating property includes the following components:

	December 31,	December 31,
	2021	2020
Land and land improvements	$111,698	$97,031
Buildings and building improvements	303,335	223,095
Timber	13,590	13,383
	428,623	333,509
Less: Accumulated depreciation	87,166	75,960
Total operating property, net	$341,457	$257,549

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. The hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rentals and other operations. Commercial operating property includes property developed or purchased by the Company and used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of December 31, 2021 and 2020, operating property, net related to operating leases was $230.0 million and $161.1 million, respectively.

Depreciation expense related to real estate investments was $11.7 million, $8.3 million and $6.8 million in 2021, 2020 and 2019, respectively. Depletion and amortization expense related to the Company’s timber operations was $0.3 million, $0.4 million and $0.3 million in 2021, 2020 and 2019, respectively.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Other Assets, Note 11. Debt, Net and Note 20. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

The Lodge 30A JV

30A Greenway Hotel, LLC was created in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. As of December 31, 2021 and 2020, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

F 21

Pier Park Resort Hotel JV

Pier Park Resort Hotel, LLC was created in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The JV parties are working together to develop and construct the 255-room hotel. As of December 31, 2021 and 2020, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Pier Park Crossings II JV

Pier Park Crossings Phase II LLC was created in October 2019, when the Company entered into a JV agreement to develop, manage and lease apartments in the Pier Park area of Panama City Beach, Florida. Construction of the 120-unit apartment community was completed in December 2020. As of December 31, 2021 and 2020, the Company owned a 75.0% interest in the consolidated JV. Watersound Management, LLC, (“Watersound Management JV”) the Company’s unconsolidated JV, is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Watersound Closings JV

Watersound Closings & Escrow, LLC, was created in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2021 and 2020, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Watercrest JV

SJWCSL, LLC was created in May 2019, when the Company entered into a JV agreement to develop and operate a senior living community in Santa Rosa Beach, Florida. Construction of the 107-unit community was completed in the fourth quarter of 2020. As of December 31, 2021 and 2020, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Watersound Origins Crossings JV

Origins Crossings, LLC was created in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments near the entrance to the Watersound Origins residential community. Construction of the 217-unit apartment community was completed in the fourth quarter of 2021. As of December 31, 2021 and 2020, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

F 22

Pier Park Crossings JV

Pier Park Crossings LLC was created in April 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2021 and 2020 the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2021 and 2020, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV s partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2021 and 2020.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2021	2020
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$30,040	$24,288
Sea Sound Apartments JV	10,333	10,348
Watersound Fountains Independent Living JV (a)	7,508	—
Pier Park TPS JV	1,961	2,149
Busy Bee JV	1,621	1,180
Watersound Management JV (b)	564	—
Total investment in unconsolidated joint ventures	$52,027	$37,965

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (c)	$7,147	$3,297
Sea Sound Apartments JV	35,047	8,789
Watersound Fountains Independent Living JV	66	—
Pier Park TPS JV	14,124	14,388
Busy Bee JV	6,317	6,614
Total outstanding debt of unconsolidated JVs (d)	$62,701	$33,088
(a)	JV was formed in April 2021.
(b)	JV was formed in June 2021.
(c)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(d)	See Note 20. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement with the unconsolidated joint ventures as of December 31, 2021, was $69.0 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable and derivative instruments.

F 23

The following table presents detail of the Company’s equity in (loss) income from unconsolidated joint ventures:

	Year Ended December 31,
	2021	2020	2019
Equity in (loss) income from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$(1,861)	$(524)	$(71)
Sea Sound Apartments JV (a)	(15)	—	—
Pier Park TPS JV	551	(112)	(6)
Busy Bee JV	441	(30)	—
Watersound Management JV (b)	19	—	—
Total equity in loss from unconsolidated joint ventures	$(865)	$(666)	$(77)
(a)	JV was formed in January 2020.
(b)	JV was formed in June 2021.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	December 31, 2021
	Latitude Margaritaville Watersound JV		Sea Sound Apartments JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Busy Bee JV	Watersound Management JV	Total
ASSETS
Investment in real estate	$54,034	(a)	$53,775	$17,003	$16,561	$8,005	$—	$149,378
Cash and cash equivalents	12,541		760	240	1,913	855	138	16,447
Other assets	1,761		210	187	433	1,044	—	3,635
Total assets	$68,336		$54,745	$17,430	$18,907	$9,904	$138	$169,460

LIABILITIES AND EQUITY
Debt, net	$7,147		$34,834	$66	$13,839	$6,256	$—	$62,142
Other liabilities	36,419		2,653	3,408	1,147	405	—	44,032
Equity	24,770		17,258	13,956	3,921	3,243	138	63,286
Total liabilities and equity	$68,336		$54,745	$17,430	$18,907	$9,904	$138	$169,460
(a)	As of December 31, 2021, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $4.8 million.

F 24

	December 31, 2020
	Latitude Margaritaville Watersound JV		Sea Sound Apartments JV	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Busy Bee JV	Watersound Management JV (c)	Total
ASSETS
Investment in real estate	$18,255	(a)	$29,085	$—	$17,946	$8,466	$—	$73,752
Cash and cash equivalents	1,603		15	—	1,705	227	—	3,550
Other assets	136		—	—	483	717	—	1,336
Total assets	$19,994		$29,100	$—	$20,134	$9,410	$—	$78,638

LIABILITIES AND EQUITY
Debt, net	$2,844		$8,378	$—	$14,090	$6,532	$—	$31,844
Other liabilities	1,794		3,439	—	1,745	506	—	7,484
Equity	15,356		17,283	—	4,299	2,372	—	39,310
Total liabilities and equity	$19,994		$29,100	$—	$20,134	$9,410	$—	$78,638
(a)	As of December 31, 2020, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis of $1.3 million and additional completed infrastructure improvements of $1.8 million.
(b)	JV was formed in April 2021.
(c)	JV was formed in June 2021.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Year Ended December 31, 2021
	Latitude Margaritaville Watersound JV	Sea Sound Apartments JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Watersound Management JV	Total

Total revenue	$18,653	$1,012	$—	$6,474	$16,229	$511	$42,879
Expenses:
Cost of revenue	14,931	432	—	2,663	12,958	473	31,457
Other operating expenses	6,802	61	—	302	1,946	—	9,111
Depreciation and amortization	396	343	—	1,434	461	—	2,634
Total expenses	22,129	836	—	4,399	15,365	473	43,202
Operating (loss) income	(3,476)	176	—	2,075	864	38	(323)
Other (expense) income:
Interest expense	—	(201)	—	(735)	(192)	—	(1,128)
Other income, net	—	—	—	5	198	—	203
Total other (expense) income	—	(201)	—	(730)	6	—	(925)
Net (loss) income	$(3,476)	$(25)	$—	$1,345	$870	$38	$(1,248)
(a)	The project is under construction with no income or loss impacting the consolidated statement of income for the year ended December 31, 2021.

F 25

	Year Ended December 31, 2020
	Latitude Margaritaville Watersound JV	Sea Sound Apartments JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Busy Bee JV	Watersound Management JV (c)	Total

Total revenue	$—	$—	$—	$2,338	$5,846	$—	$8,184
Expenses:
Cost of revenue	—	—	—	1,209	4,364	—	5,573
Other operating expenses	980	—	—	161	1,057	—	2,223
Depreciation and amortization	25	—	—	962	229		1,191
Total expenses	1,005	—	—	2,332	5,650	—	8,987
Operating (loss) income	(1,005)	—	—	6	196	—	(803)
Other expense:
Interest expense	—	—	—	(230)	(99)	—	(329)
Other expense, net	—	—	—	—	(145)	—	(145)
Total other expense	—	—	—	(230)	(244)	—	(474)
Net loss	$(1,005)	$—	$—	$(224)	$(48)	$—	$(1,277)
(a)	The project is under construction with no income or loss impacting the consolidated statement of income for the year ended December 31, 2020.
(b)	JV was formed in April 2021.
(c)	JV was formed in June 2021.

	Year Ended December 31, 2019
	Latitude Margaritaville Watersound JV	Sea Sound Apartments JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Busy Bee JV (c)	Watersound Management JV (d)	Total

Total revenue	$—	$—	$—	$—	$—	$—	$—
Total expenses	142	—	—	—	—	—	142
Operating loss	(142)	—	—	—	—	—	(142)
Total other expense	—	—	—	(13)	—	—	(13)
Net loss	$(142)	$—	$—	$(13)	$—	$—	$(155)
(a)	JV was formed in January 2020.
(b)	JV was formed in April 2021.
(c)	The project was under construction with no income or loss impacting the consolidated statement of income for the year ended December 31, 2019.
(d)	JV was formed in June 2021.

Latitude Margaritaville Watersound JV

LMWS, LLC was created in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. The JV parties are working together to develop the initial phases of the community. Construction is underway on customer homes and town center amenities. During the year ended December 31, 2021, the Latitude Margaritaville Watersound JV completed 47 home sale transactions. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements total $35.0 million. As of December 31, 2021 and 2020, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $30.0 million and $24.3 million, respectively, which includes the net present

F 26

value of the land contribution, cash contributions, additional completed infrastructure improvements, equity in loss, return of land contribution and interest related to the revolving promissory note receivable. The initial net present value of the land contribution of $16.6 million, was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.8% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of December 31, 2021, the Company completed $4.8 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. The Latitude Margaritaville Watersound JV community is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2021 and 2020, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure, which is being repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound Apartments JV

FDSJ Eventide, LLC was created in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community in Panama City Beach, Florida. The JV parties are working together to develop and construct the remaining 86 units of the 300-unit apartment community. The community is located near the Breakfast Point residential communities on land that was contributed to the JV by the Company in January 2020, with a fair value of $5.1 million. In addition, during 2020, the Company contributed mitigation bank credits of $0.4 million and cash of $4.9 million and the JV partner contributed $6.9 million of cash. As of December 31, 2021 and 2020, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.2% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of December 31, 2021 and 2020, $35.0 million and $8.8 million, respectively, was outstanding on the Sea Sound Apartments JV Loan.

Watersound Fountains Independent Living JV

WOSL, LLC was created in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of December 31, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is

F 27

accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC was created in April 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. The hotel opened in May 2020. As of December 31, 2021 and 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Busy Bee JV

SJBB, LLC was created in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. Construction of the fuel station and convenience store was completed in June 2020. As of December 31, 2021 and 2020, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was created in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of December 31, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$88,966	$1	$(11)	$88,956

F 28

	December 31, 2020
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$47,986	$5	$—	$47,991
Corporate debt securities	60	—	—	60
	48,046	5	—	48,051
Restricted investments:
Short-term bond	1,160	11	—	1,171
	1,160	11	—	1,171
	$49,206	$16	$—	$49,222

During 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $117.0 million and purchases of available-for-sale securities were $157.9 million. During 2020, net realized gains from the sale of available-for-sale securities were $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, proceeds from the maturity of available-for-sale securities were $11.0 million and purchases of available-for-sale securities were $58.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	December 31, 2021				December 31, 2020
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$43,959	$11	$—	$—	$—	$—	$—	$—

As of December 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of December 31, 2020, the Company did not have unrealized losses related to investments – debt securities. As of December 31, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments – debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$88,966	$88,956

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of December 31, 2021, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 42.6% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

F 29

Pursuant to the terms of the Investment Management Agreement, with the Company, FCM agreed to supervise and direct the Company’s investment accounts in accordance with the investment guidelines and restrictions approved by the Company. The investment guidelines are set forth in the Investment Management Agreement and require that any new securities for purchase must be issues of the U.S. Treasury or U.S. Treasury Money Market Funds.

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$40,412	$—	$—	$40,412
U.S. Treasury Bills	4,000	—	—	4,000
	44,412	—	—	44,412

Investments - debt securities:
U.S. Treasury Bills	88,956	—	—	88,956
	88,956	—	—	88,956

Investments - equity securities:
Preferred stock	—	450	—	450
	—	450	—	450
	$133,368	$450	$—	$133,818

	December 31, 2020
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$10,973	$—	$—	$10,973
U.S. Treasury Bills	78,991	—	—	78,991
	89,964	—	—	89,964

Investments - debt securities:
U.S. Treasury Bills	47,991	—	—	47,991
Corporate debt securities	—	60	—	60
	47,991	60	—	48,051

Investments - equity securities:
Preferred stock	—	2,623	—	2,623
	—	2,623	—	2,623

Restricted investments:
Short-term bond	1,171	—	—	1,171
	1,171	—	—	1,171
	$139,126	$2,683	$—	$141,809

Money market funds, U.S. Treasury Bills and short-term bonds are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds and short-term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

F 30

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

As of December 31, 2020, restricted investments were included within other assets on the consolidated balance sheets and included certain of the surplus assets that were transferred from the Company’s Pension Plan to a suspense account in the Company’s 401(k) plan in December 2014. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s consolidated financial statements until they were allocated to participants. The final allocation of the assets occurred in March 2021. As of December 31, 2020, the assets held in the suspense account were invested in a Vanguard Short-Term Bond Fund, which invests in money market instruments and short-term high-quality bonds, including asset-backed, government, and investment grade corporate securities with an expected maturity of 0-3 years. The Vanguard Short-Term Bond Fund was measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. The Company’s Retirement Plan Investment Committee was responsible for investing decisions and allocation decisions of the suspense account. See Note 9. Other Assets and Note 17. Employee Benefit Plan.

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset (Liability) Fair Value		Value	Consolidated
Description	Date	Date	Rate	December 31, 2021	December 31, 2021	December 31, 2020	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	12/10/2022	4/12/2027	3.2%	$42.0	$558	$—	2	Other assets
Watercrest JV Loan (a)	6/1/2021	6/1/2024	4.4%	$20.0	$(634)	$(1,172)	2	Other liabilities
Pier Park TPS JV Loan (b)	1/14/2021	1/14/2026	5.2%	$14.1	$(436)	$(821)	2	Investment in unconsolidated joint ventures
(a)	See Note 11. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative liability has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into equity in loss from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended December 31,
	2021	2020	2019

Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$1,061	$(1,657)	$(336)
Amount of loss reclassified into interest expense	$247	$—	$—
Amount of loss reclassified into equity in loss from unconsolidated joint ventures	$173	$—	$—

As of December 31, 2021, based on current value, the Company expects to reclassify $0.6 million of net losses on derivative instruments from accumulated other comprehensive loss to earnings during the next twelve months.

F 31

Investment in Unconsolidated Joint Ventures

The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets and operations of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2021, 2020 or 2019. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. During 2021, 2020 and 2019 the Company did not record any impairment charges related to long-lived assets.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2021			December 31, 2020
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level

Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$5,132	$5,475	1	$5,759	$6,363	1

Senior Notes held by SPE	$177,566	$204,802	3	$177,289	$216,363	3
Debt
Fixed-rate debt	$129,532	$126,722	2	$114,125	$116,509	2
Variable-rate debt	97,942	97,942	2	47,293	47,293	2
Total debt	$227,474	$224,664		$161,418	$163,802

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2021, consist of a

F 32

$200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $5.1 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2021 consist of $177.6 million, net of the $2.4 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however, the Company’s Bay Point Marina in Bay County and Port St. Joe Marina in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and have remained closed during the reconstruction of significant portions of these assets. A portion of the marinas are expected to open in spring 2022.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. The Company received business interruption proceeds related to the marinas of $0.7 million during 2021 and $1.3 million during both 2020 and 2019, which are included within cost of hospitality revenue on the consolidated statements of income. In addition, during 2020, $0.7 million of business interruption proceeds were received related to the Pier Park Crossings JV, which are included within cost of leasing revenue on the consolidated statements of income.

During 2021, 2020 and 2019 the Company recognized $4.9 million, $0.7 million and $5.3 million, respectively, of gain on insurance recovery. During 2021, 2020 and 2019, the Company incurred loss from hurricane damage of $0.1 million, $1.1 million and $2.7 million, respectively. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the consolidated statements of income.

8. Leases

The Company as Lessor

Leasing revenue consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2040, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Year Ended December 31,
	2021	2020	2019
Leasing revenue
Lease payments	$22,256	$14,710	$11,637
Variable lease payments	4,825	4,109	3,944
Total leasing revenue	$27,081	$18,819	$15,581

F 33

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2021, for the years ending December 31 are:

2022	$19,075
2023	11,579
2024	9,260
2025	6,434
2026	4,904
Thereafter	17,950
$69,202

The Company as Lessee

As of December 31, 2021, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within other liabilities on the consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$114	$57	$40
Interest on lease liability	18	11	9
Operating lease cost	308	289	238
Short-term lease cost	1,476	1,016	721
Total lease cost	$1,916	$1,373	$1,008

Other information
Weighted-average remaining lease term - finance lease (in years)	3.6	3.9	4.2
Weighted-average remaining lease term - operating leases (in years)	3.3	3.9	3.1
Weighted-average discount rate - finance lease	4.6%	5.0%	5.0%
Weighted-average discount rate - operating leases	4.9%	4.9%	5.0%

F 34

The aggregate payments of finance and operating lease liabilities subsequent to December 31, 2021, for the years ending December 31 are:

	Finance Leases	Operating Leases
2022	$133	$261
2023	133	220
2024	86	108
2025	50	51
2026	6	12
Thereafter	—	269
Total	408	921
Less imputed interest	(28)	(189)
Total lease liabilities	$380	$732

9. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2021	2020
Restricted investments	$—	$1,171
Investments - equity securities	450	2,623
Accounts receivable, net	13,813	10,791
Homesite sales receivable	7,651	5,675
Notes receivable, net	12,377	10,877
Inventory	2,797	2,026
Prepaid expenses	7,175	7,135
Straight-line rent	2,489	3,174
Operating lease right-of-use assets	732	808
Other assets	5,987	5,743
Retained interest investments	13,826	12,905
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$70,235	$65,866

Restricted Investments

As of December 31, 2020, the Company’s restricted investments were related to the Company’s deferred compensation plan. As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s consolidated balance sheets until they were allocated to 401(k) plan participants. The final allocation of the assets occurred in March 2021. See Note 17. Employee Benefit Plan.

Investments – Equity Securities

As of December 31, 2021 and 2020, investments – equity securities included $0.5 million and $2.6 million, respectively, of preferred stock investments recorded at fair value. During the year ended December 31, 2021, the Company recognized unrealized loss of $0.9 million on investments related to equity securities still held as of December 31, 2021. During the year ended December 31, 2020, the Company recognized unrealized loss of $4.6 million on investments related to equity securities still held as of December 31, 2020. During the year ended December 31, 2019, the Company recognized unrealized loss of $6.3 million on investments related to equity securities still held as of

F 35

December 31, 2019. These amounts were included within investment income, net on the consolidated statements of income.

Accounts Receivable, Net

Accounts receivable, net primarily includes leasing receivables, membership initiation fees, hospitality receivables and other receivables. As of December 31, 2021 and 2020, accounts receivable were presented net of allowance for credit losses of $0.4 million and $0.2 million, respectively. As of both December 31, 2021 and 2020, accounts receivable were presented net of allowance for lease related receivables of less than $0.1 million. During 2021, allowance for credit losses related to accounts receivable, net increased $0.2 million.

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

The following table presents the changes in homesite sales receivable:

		Increases Due To
	Balance	Revenue Recognized	Decreases Due to	Balance
	January 1, 2021	for Homesites Sold	Amounts Received	December 31, 2021
Homesite sales receivable	$5,675	$7,213	$(5,237)	$7,651

		Increases Due To
	Balance	Revenue Recognized	Decreases Due to	Balance
	January 1, 2020	for Homesites Sold	Amounts Received	December 31, 2020
Homesite sales receivable	$5,211	$3,854	$(3,390)	$5,675

Notes Receivable, Net

Notes receivable, net consist of the following:

	December 31,	December 31,
	2021	2020
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$7,075	$2,714
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due September 2022 through May 2023	4,824	7,544
Interest bearing notes with JV partners, secured by the partners' membership interest in the JVs — bearing interest at a rate of 8.0%, due May 2039	359	556
Non-interest bearing note with a tenant for tenant improvements, due October 2025	76	—
Various mortgage notes, secured by certain real estate, bearing interest at rates of 4.4% to 5.2% due December 2022 through November 2023	43	63
Total notes receivable, net	$12,377	$10,877

In June 2020, the Company entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV Note was provided to finance the development of the pod-level, non-spine infrastructure, which is being repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude

F 36

Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes and the need for an allowance for credit losses at each reporting date. As of both December 31, 2021 and 2020, notes receivable were presented net of allowance for credit losses of $0.1 million. As of December 31, 2021 and 2020, accrued interest receivable related to notes receivable was $0.1 million and $0.2 million, respectively, which is included within other assets on the consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2021 and 2020. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.6 million to be received at the end of the installment notes’ fifteen year maturity period, in 2022 through 2024. The Company has beneficial or retained interest investments related to these SPEs of $13.8 million and $12.9 million as of December 31, 2021 and 2020, respectively, recorded in other assets on the Company’s consolidated balance sheets.

10. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2021	2020
Railroad and equipment	$33,627	$33,626
Furniture and fixtures	25,556	22,601
Machinery and equipment	23,058	13,502
Office equipment	4,865	4,607
Autos, trucks and aircraft	6,773	6,240
	93,879	80,576
Less: Accumulated depreciation	64,251	60,433
	29,628	20,143
Construction in progress	1,517	703
Total property and equipment, net	$31,145	$20,846

Depreciation expense on property and equipment was $6.1 million, $4.0 million and $3.2 million in 2021, 2020 and 2019, respectively.

F 37

11. Debt, Net

Debt consists of the following:

	December 31, 2021			December 31, 2020
		Unamortized			Unamortized
		Discount and			Discount and
		Debt Issuance			Debt Issuance
	Principal	Costs	Net	Principal	Costs	Net
PPN JV Loan, due November 2025, bearing interest at 4.1%	$43,582	$248	$43,334	$44,568	$314	$44,254
Watersound Origins Crossings JV Loan, due May 2024, bearing interest at 5.0%	37,897	248	37,649	27,179	351	26,828
PPC JV Loan, insured by HUD, due June 2060, bearing interest at 3.1% as of December 31, 2021	35,670	1,056	34,614	36,084	1,079	35,005
Watercrest JV Loan, due June 2047, bearing interest at LIBOR plus 2.2% and swapped to a fixed rate of 4.4%	20,053	327	19,726	18,066	284	17,782
PPC II JV Loan, due October 2024, bearing interest at LIBOR plus 2.1% (effective rate of 2.2% at December 31, 2021)	17,374	147	17,227	15,921	198	15,723
Airport Hotel Loan, due March 2025, bearing interest at LIBOR plus 2.0%, with a floor rate of 3.0% (effective rate of 3.0% at December 31, 2021)	14,642	128	14,514	3,548	168	3,380
Pier Park Resort Hotel JV Loan, due April 2027, bearing interest at LIBOR plus 2.2% (effective rate of 2.3% at December 31, 2021)	14,650	964	13,686	—	—	—
Breakfast Point Hotel Loan, due November 2042, bearing interest at LIBOR plus 2.8%, with a floor rate of 3.8% (effective rate of 3.8% at December 31, 2021)	11,843	191	11,652	—	—	—
The Lodge 30A JV Loan, due January 2028, bearing interest at 3.8%	7,474	179	7,295	—	—	—
Beckrich Building III Loan, due August 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2021)	5,188	52	5,136	5,421	59	5,362
Community Development District debt, secured by certain real estate or other collateral, due May 2022 through May 2039, bearing interest at 3.6% to 6.0%	4,909	—	4,909	6,294	—	6,294
Self-Storage Facility Loan, due November 2025, bearing interest at LIBOR plus 2.4%, with a floor rate of 2.9% (effective rate of 2.9% at December 31, 2021)	4,666	70	4,596	—	—	—
Watersound Camp Creek Loan, due December 2047, bearing interest at LIBOR plus 2.1%, with a floor rate of 2.6% (effective rate of 2.6% at December 31, 2021)	3,437	382	3,055	—	—	—
Beach Homes Loan, due May 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2021)	1,492	15	1,477	1,545	17	1,528
Pier Park Outparcel Loan, due March 2027, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2021)	1,370	10	1,360	1,458	12	1,446
North Bay Landing Apartments Loan, due September 2024, bearing interest at LIBOR plus 2.5%, with a floor rate of 3.2% (effective rate of 3.2% at December 31, 2021)	1,342	254	1,088	—	—	—

F 38

WaterColor Crossings Loan, due February 2029, bearing interest at LIBOR plus 1.7% (effective rate of 1.8% at December 31, 2021)	1,265	18	1,247	1,334	21	1,313
Watersound Town Center Grocery Loan, due August 2031, bearing interest at LIBOR plus 2.0%, with a floor rate of 2.2% (effective rate of 2.2% at December 31, 2021)	620	151	469	—	—	—
Total debt	$227,474	$4,440	$223,034	$161,418	$2,503	$158,915

In October 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest payments with a final balloon payment at maturity in November 2025. In connection with the PPN JV Loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan to finance the construction of apartments located near the entrance to the Watersound Origins residential community. The Watersound Origins Crossings JV Loan provides for interest only payments for the first thirty-two months and principal and interest payments thereafter with a final balloon payment at maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. In August 2021, the Pier Park Crossings JV entered into a modification of the PPC JV Loan, that reduced the interest rate from 4.0% to 3.1% and revised the prepayment provisions. Prior to the modification, a prepayment premium was due to the lender of 1% - 9% of any prepaid principal through June 30, 2030. The modification revised the prepayment provision to include that the PPC JV Loan may not be prepaid prior to September 1, 2022 and from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10% of any prepaid principal. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. As of December 31 2021, the Company incurred less than $0.1 million of additional loan costs due to the PPC JV Loan modification.

In June 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In October 2019, the Pier Park Crossings II JV entered into a $17.5 million loan to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for monthly principal and interest payments with a final balloon payment at maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the

F 39

PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, the Company’s liability under the PPC II JV Loan was reduced to 50% of the principal amount upon satisfaction of final advance conditions in April 2021 and will be reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. In January 2022, the Company began the process to refinance the PPC II JV Loan with a loan commitment to be insured by HUD.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan to finance the construction of the Hilton Garden Inn Panama City Airport. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantor, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. The Breakfast Point Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in November 2042. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. The Lodge 30A JV Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

F 40

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

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $14.1 million and $15.8 million as of December 31, 2021 and 2020, respectively. The Company pays interest on this total outstanding CDD debt.

In November 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. The Self-Storage Facility Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in November 2025. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. The Company’s liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community. The Watersound Camp Creek Loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The Watersound Camp Creek Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Camp Creek Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, the Company’s liability under the Watersound Camp Creek Loan will be reduced to 50% of the principal amount upon the project reaching and maintaining a trailing six months operations with a certain debt service coverage ratio and reduced to 25% of the principal amount upon reaching and maintaining a trailing twelve months operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In May 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The Beach Homes Loan provides for monthly principal and interest payments with a final balloon payment at maturity in May 2029. The Beach Homes Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Beach Homes Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan.

In March 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Loan”). The Pier Park Outparcel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2027. The Pier Park Outparcel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.

F 41

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million loan to finance the construction of apartments in Panama City, Florida. The North Bay Landing Apartments Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The North Bay Landing Apartments Loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, that would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, the Company’s liability under the North Bay Landing Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor.

In February 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Loan”). The WaterColor Crossings Loan provides for monthly principal and interest payments with a final balloon payment at maturity in February 2029. The WaterColor Crossings Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the WaterColor Crossings Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Loan.

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center Grocery Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, the Company’s liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan to finance the construction of a hotel in Panama City, Florida. The Hotel Indigo Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2028. The Hotel Indigo Loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, that would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. The Hotel Indigo Loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the Hotel Indigo Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. As of December 31, 2021, there was no principal balance and the Company had incurred $0.3 million of loan costs related to the Hotel Indigo Loan.

The Company’s financing agreements are subject to various customary debt covenants and as both of December 31, 2021 and 2020, the Company was in compliance with the financial debt covenants.

As of December 31, 2021, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $352.8 million. These assets are included within investment in real estate, net and property and equipment, net on the consolidated balance sheets.

F 42

The aggregate maturities of debt subsequent to December 31, 2021 are:

December 31,
2021
2022	$3,627
2023	5,660
2024	60,330
2025	62,655
2026	3,809
Thereafter	91,393
$227,474

12. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Accounts payable	$48,597	$25,376
Finance lease liabilities	380	316
Operating lease liabilities	732	808
Accrued compensation	4,877	3,337
Other accrued liabilities	4,807	6,892
Deferred revenue	13,357	16,632
Club initiation fees	22,850	10,716
Club membership deposits	3,602	3,764
Advance deposits	2,140	1,344
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$104,192	$72,035

Accounts payable as of December 31, 2021 and 2020 includes payables for projects under development and construction, such as the Embassy Suites by Hilton hotel, the Camp Creek Inn and amenity center and the Watersound Origins residential community.

Deferred revenue as of December 31, 2021 and 2020 includes $10.9 million and $11.5 million, respectively, related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	December 31, 2021	December 31, 2020
Balance at beginning of year	$10,716	$6,917
New club memberships	16,804	6,268
Revenue from amounts included in contract liability opening balance	(3,037)	(2,062)
Revenue from current period new memberships	(1,633)	(407)
Balance at end of year	$22,850	$10,716

Remaining performance obligations represent contracted revenue that has not been recognized, which include club initiation fees. As of December 31, 2021 remaining performance obligations were $22.8 million, of which the Company expects to recognize as revenue $5.2 million in 2022, $9.0 million in 2023 through 2024, $7.2 million in 2025 through 2026 and $1.4 million thereafter.

F 43

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

13. Income Taxes

Income tax expense consist of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$9,005	$5,146	$1,070
State	—	—	—
Total	9,005	5,146	1,070
Deferred:
Federal	12,120	6,321	5,903
State	3,857	2,203	2,474
Total	15,977	8,524	8,377
Income tax expense	$24,982	$13,670	$9,447

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax expense	$24,982	$13,670	$9,447
Income tax recorded in accumulated other comprehensive loss
Income tax expense (benefit)	367	(386)	116
Total income tax expense	$25,349	$13,284	$9,563

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2021, 2020 and 2019 to pre-tax income as a result of the following:

	Year Ended December 31,
	2021	2020	2019
Tax at the statutory federal rate	$20,902	$12,385	$7,607
State income taxes (net of federal benefit)	3,581	2,203	1,477
Increase in valuation allowance	275	—	—
Change in US and State tax rates	458	—	1,006
Income tax credits	(186)	(454)	—
Benefit of Qualified Opportunity Zone investments	(195)	(161)	(561)
Dividend received deduction	—	(33)	(188)
Other permanent items	147	(270)	106
Total income tax expense	$24,982	$13,670	$9,447

F 44

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
State net operating loss carryforwards	$10,617	$13,355
Impairment losses	28,496	33,660
Prepaid income from land sales	6,177	3,812
Capital loss carryforwards	4,090	—
Capitalized costs	2,462	2,851
Reserves and accruals	1,950	1,586
Unrealized losses on investments	359	3,403
Other	1,446	765
Total gross deferred tax assets	55,597	59,432
Valuation allowance	(305)	—
Total net deferred tax assets	55,292	59,432
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	14,014	5,929
Deferred gain on land sales and involuntary conversions	33,643	29,101
Installment sales	83,498	83,337
Pension Plan assets transferred to the 401(k) plan	—	287
Other	1,396	1,693
Total gross deferred tax liabilities	132,551	120,347
Net deferred tax liabilities	$(77,259)	$(60,915)

As of December 31, 2021 and 2020, the Company had state net operating loss carryforwards of $229.3 million and $304.0 million, respectively. As of December 31, 2021 and 2020, the Company had $3.1 million and $2.3 million, respectively, of federal net operating loss carryforwards. The federal net operating loss carryforwards are applicable to a specific QOF entity of the Company and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2030. As of December 31, 2021 and 2020, the Company had income tax payable of $0.7 million and $2.7 million, respectively, included within other liabilities on the consolidated balance sheets.

On September 14, 2021, the State of Florida announced the reduction of the 2021 corporate tax rate from 4.5% to 3.5% retroactive to the beginning of 2021. The corporate income tax rate will revert to 5.5% for tax year 2022 and years forward. The impact of this tax rate change for the year ended December 31, 2021, was a $0.5 million increase in income tax expense due to the adjustment to deferred taxes.

On September 12, 2019, the Florida Department of Revenue announced that the corporate income tax rate for tax years 2019, 2020, and 2021 was reduced from 5.5% to 4.5%. As a result, the Company recorded $1.0 million of income tax expense during 2019 to adjust its deferred tax balances due to the impact on the Company’s existing Florida net operating loss carryforward in addition to other temporary differences.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of December 31, 2021, the Company’s valuation allowance was $0.3 million. As of December 31, 2020, the Company had a de minimis valuation allowance.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more likely than not” in

F 45

determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of December 31, 2021, 2020 and 2019. There were no penalties required to be accrued as of December 31, 2021 and 2020. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. On December 27, 2020, the Taxpayer Certainty and Disaster Tax Relief Act of 2020, a part of the Consolidated Appropriations Act, 2021, was enacted also in response to the COVID-19 pandemic. On March 11, 2021, the American Rescue Plan Act of 2021 was enacted also in response to the COVID-19 pandemic. While each of these pieces of legislation resulted in changes to the federal tax law, the impact on the Company’s cash payments and effective tax rate are immaterial.

The Company is currently open to examination by taxing authorities for the tax years ended December 31, 2018 through 2020.

14. Accumulated Other Comprehensive Loss

Following is a summary of the changes in the balances of accumulated other comprehensive loss, which is presented net of tax:

	Unrealized (Loss) Gain	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive loss at December 31, 2019	$(84)	$(251)	$(335)
Other comprehensive income (loss) before reclassifications	103	(1,237)	(1,134)
Amounts reclassified from accumulated other comprehensive loss	(3)	—	(3)
Other comprehensive income (loss)	100	(1,237)	(1,137)
Accumulated other comprehensive income (loss) at December 31, 2020	$16	$(1,488)	$(1,472)
Other comprehensive (loss) income before reclassifications	(12)	792	780
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	314	303
Other comprehensive (loss) income	(23)	1,106	1,083
Accumulated other comprehensive loss at December 31, 2021	$(7)	$(382)	$(389)

Following is a summary of the tax effects allocated to other comprehensive income (loss):

	Year Ended December 31, 2021
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(16)	$4	$(12)
Interest rate swaps	848	(215)	633
Interest rate swap - unconsolidated joint venture	213	(54)	159
Reclassification adjustment for net loss included in earnings	405	(102)	303
Net unrealized gain	1,450	(367)	1,083
Other comprehensive income	$1,450	$(367)	$1,083

F 46

	Year Ended December 31, 2020
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$130	$(33)	$97
Unrealized gain on restricted investments	8	(2)	6
Interest rate swaps	(836)	212	(624)
Interest rate swap - unconsolidated joint venture	(821)	208	(613)
Reclassification adjustment for net gain included in earnings	(4)	1	(3)
Net unrealized loss	(1,523)	386	(1,137)
Other comprehensive loss	$(1,523)	$386	$(1,137)

15. Stockholders’ Equity

Dividends

During 2021 and 2020, the Company paid cash dividends of $0.32 and $0.07, respectively, per share on the Company’s common stock for a total of $18.8 million and $4.1 million, respectively. The Company did not pay cash dividends during the year ended December 31, 2019.

Stock Repurchase Program

The Company’s Board approved the Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the year ended December 31, 2021, the Company did not repurchase shares of its common stock outstanding. During the year ended December 31, 2020, the Company repurchased 532,034 shares of its common stock at an average purchase price of $16.54 per share, for an aggregate purchase price of $8.8 million, pursuant to its Stock Repurchase Program. As of December 31, 2021, the Company had a total authority of $77.4 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2020, the Company retired 532,034 shares of treasury stock at a value of $8.8 million.

Issuance of Common Stock for Director’s Fees

During the years ended December 31, 2021 and 2020, the Company did not issue any common stock for director’s fees. On May 20, 2019, the Company’s Board approved granting to each non-employee director an equity grant with an aggregate fair market value of $50,000 or, at the director’s election, its cash equivalent. On July 1, 2019, 5,708 shares of restricted stock were granted to two of the Company’s directors pursuant to the Board’s May 20, 2019 approval and the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). This restricted stock vested on May 19, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders. Two non-employee directors elected to receive cash in lieu of the stock, which was paid in July 2019.

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

For the year ended December 31, 2021, the Company did not have expense related to restricted stock awards to the Company’s directors. For each of the years ended December 31, 2020 and 2019, the Company recorded expense of less than $0.1 million, related to restricted stock awards to the Company’s directors.

F 47

16. Stock Based Compensation

The Company’s 2015 Plan offers a stock incentive plan whereby awards can be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. As of December 31, 2021, 1,463,543 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in corporate and other operating expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2021	2020	2019
Stock compensation expense before tax benefit	$—	$45	$77
Income tax benefit	—	(11)	(19)
	$—	$34	$58

In 2019 and 2018, the Company granted 5,708 and 2,778 shares, respectively, of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 5,708 and 2,778 vested during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, there were no unvested restricted stock units outstanding. The weighted average grant date fair value of restricted stock units during 2019 and 2018 were $17.52 and $18.00, respectively. The total fair values of restricted stock units that vested were $0.1 million during each 2020 and 2019.

17. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

In 2021, the 401(k) retirement plan was amended to include a matching contribution. The plan provides for employer matching contributions of 100% up to the first 3% of eligible compensation. For contributions in excess of 3%, the plan provides for employer matching contributions of 50% up to the next 2%, but not more than 5%, of eligible compensation. The Company’s matching contributions expensed under the plan were $0.1 million in 2021. The Company also maintains a profit-sharing plan and allows for discretionary qualified non-elective and matching employer contributions.

As part of the Pension Plan termination in 2014, the Company directed the Pension Plan to transfer $7.9 million of the Pension Plan’s surplus assets into a suspense account in the Company’s 401(k) plan. The Company retained the risks and rewards of ownership of these assets; therefore, the assets held in the suspense account were included in the Company’s consolidated balance sheet until they were allocated to 401(k) plan participants. The final allocation of the assets occurred in March 2021. As of December 31, 2020, the fair value of these assets totaling $1.2 million was recorded in other assets on the Company’s consolidated balance sheets.

The Company expensed the fair value of the assets at the time the assets were allocated to participants. During both 2021 and 2020 the Company recorded an expense of $1.2 million and during 2019 the Company recorded an expense of $1.1 million, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of income and was less than a $0.1 million gain during both 2021 and 2020 and less than a $0.1 million loss during 2019.

F 48

18. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2021	2020	2019
Investment income, net
Interest, dividend and accretion income	$157	$1,194	$7,459
Net realized gain (loss) on the sale of investments	17	(48)	87
Unrealized loss on investments, net	(1,872)	(4,688)	(5,342)
Interest income from investments in SPEs	8,078	8,180	8,190
Interest earned on notes receivable and other interest	874	345	320
Total investment income, net	7,254	4,983	10,714
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,827)	(8,813)	(8,801)
Other interest expense	(7,027)	(4,751)	(3,501)
Total interest expense	(15,854)	(13,564)	(12,302)
Gain on contribution to unconsolidated joint ventures	3,558	19,983	2,317
Other income (expense), net
Accretion income from retained interest investments	1,532	1,391	1,325
Gain on insurance recovery	4,853	690	5,314
Loss from hurricane damage	(56)	(1,123)	(2,704)
Miscellaneous income, net	3,852	371	198
Other income, net	10,181	1,329	4,133
Total other income, net	$5,139	$12,731	$4,862

Investment Income, Net

Interest, dividend and accretion income includes interest income accrued or received on the Company’s investments and amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain (loss) on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC.

Interest Expense

Interest expense includes interest incurred related to the Company’s Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases. Interest expense also includes amortization of debt discount and premium and debt issuance costs. Discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%.

During 2021, 2020 and 2019 the Company capitalized $1.0 million, $1.1 million and $0.6 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

F 49

Gain on Contribution to Unconsolidated Joint Ventures

Gain on contribution to unconsolidated joint ventures for the year ended December 31, 2021, includes a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. The year ended December 31, 2021, also includes a gain of $0.5 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contribution to unconsolidated joint ventures for the year ended December 31, 2020, includes a gain of $15.7 million on land and additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The year ended December 31, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound Apartments JV. Gain on contribution to unconsolidated joint ventures for the year ended December 31, 2019, includes a gain of $0.8 million on land contributed to the Company’s unconsolidated Busy Bee JV and a gain of $1.5 million on land and mitigation credits contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items.

The Company records the accretion of investment income from its retained interest investments over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 11.7%.

During the years ended December 31, 2021, 2020 and 2019, the Company had a gain on insurance recovery of $4.9 million, $0.7 million and $5.3 million, respectively, and incurred loss from hurricane damage of $0.1 million, $1.1 million and $2.7 million, respectively, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net during the year ended December 31, 2021, includes $3.6 million the Company received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. The Company has met all requirements related to the TRBG program as of December 31, 2021. See Note 7. Hurricane Michael for additional information.

19. Segment Information

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

The Company uses income before equity in loss from unconsolidated joint ventures, income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described herein. Total revenue represents sales to unaffiliated customers, as reported in the Company’s consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The captions entitled “Other” consists of mitigation credit, title and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

F 50

Information by business segment is as follows:

	Year Ended December 31,
	2021	2020	2019
Operating revenue:
Residential	$145,784	$74,715	$41,586
Hospitality	74,591	47,374	45,720
Commercial	44,627	36,665	38,823
Other	1,994	1,801	956
Consolidated operating revenue	$266,996	$160,555	$127,085

Cost of revenue:
Cost of residential revenue	$57,842	$30,359	$20,492
Cost of hospitality revenue	57,494	34,670	33,924
Cost of commercial revenue	14,440	12,228	9,593
Cost of other revenue	1,538	519	77
Consolidated cost of revenue	$131,314	$77,776	$64,086

Corporate and other operating expenses:
Residential	$4,872	$5,283	$4,873
Hospitality	919	1,180	838
Commercial	3,980	3,681	3,479
Other	13,252	12,762	12,199
Consolidated corporate and other operating expenses	$23,023	$22,906	$21,389

Depreciation, depletion and amortization:
Residential	$351	$318	$283
Hospitality	6,966	4,638	4,579
Commercial	10,490	6,987	5,253
Other	395	845	172
Consolidated depreciation, depletion and amortization	$18,202	$12,788	$10,287

Investment income, net:
Residential and commercial	$874	$298	$184
Other (a)	6,380	4,685	10,530
Consolidated investment income, net	$7,254	$4,983	$10,714

Interest expense:
Residential	$581	$683	$717
Hospitality	488	222	30
Commercial	5,949	3,836	2,739
Other (b)	8,836	8,823	8,816
Consolidated interest expense	$15,854	$13,564	$12,302

Gain on contribution to unconsolidated joint ventures:
Residential (c)	$503	$15,706	$—
Commercial (d) (e) (f)	3,055	3,949	2,244
Other	—	328	73
Consolidated gain on contribution to unconsolidated joint ventures	$3,558	$19,983	$2,317

F 51

Other income (expense), net:
Residential	$113	$(22)	$(217)
Hospitality	635	575	225
Commercial (g)	3,722	51	1,190
Other (h)	5,711	725	2,935
Other income, net	$10,181	$1,329	$4,133

Income (loss) before equity in loss from unconsolidated joint ventures and income taxes:
Residential (c)	$83,582	$53,998	$15,144
Hospitality	9,359	7,238	6,574
Commercial (d) (e) (f) (g)	16,591	13,988	21,239
Other (h)	(9,936)	(15,408)	(6,772)
Consolidated income before equity in loss from unconsolidated joint ventures and income taxes	$99,596	$59,816	$36,185

Equity in (loss) income from unconsolidated joint ventures:
Residential	$(1,861)	$(524)	$(71)
Commercial	996	(142)	(6)
Consolidated equity in loss from unconsolidated joint ventures	$(865)	$(666)	$(77)

Capital expenditures:
Residential	$52,838	$33,634	$28,639
Hospitality	101,686	42,770	15,923
Commercial	45,843	85,070	69,219
Other	452	769	505
Total capital expenditures	$200,819	$162,243	$114,286

	December 31,	December 31,
	2021	2020
Investment in unconsolidated joint ventures:
Residential	$30,039	$24,287
Commercial	21,988	13,678
Total investment in unconsolidated joint ventures	$52,027	$37,965

Total assets:
Residential	$195,142	$172,610
Hospitality	256,751	146,724
Commercial	375,266	332,649
Other	380,992	385,341
Total assets	$1,208,151	$1,037,324
(a)	Includes interest income from investments in SPEs of $8.1 million in 2021 and $8.2 million in each 2020 and 2019.
(b)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2021, 2020 and 2019.
(c)	Includes a gain of $15.7 million in 2020 on land and additional infrastructure improvements contributed to the unconsolidated Latitude Watersound Margaritaville JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(d)	Includes a gain of $3.1 million in 2021 on land contributed to the unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(e)	Includes a gain of $3.9 million in 2020 on land contributed to the unconsolidated Sea Sound Apartments JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(f)	Includes a gain of $0.8 million in 2019 on land contributed to the Company’s unconsolidated Busy Bee JV and a gain of $1.4 million in 2019 on land contributed to the Company’s unconsolidated Pier Park TPS JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.

F 52

(g)	Includes $3.6 million in 2021 received from the Florida Division of Emergency Management’s TRBG program. See Note 7. Hurricane Michael and Note 18. Other Income, Net for additional information.
(h)	Includes gain on insurance recovery of $4.9 million, $0.7 million and $5.3 million in 2021, 2020 and 2019, respectively, related to Hurricane Michael. In addition, includes loss from hurricane damage of $0.1 million, $1.1 million and $2.7 million 2021, 2020 and 2019, respectively, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million and $0.7 million as of December 31, 2021 and 2020, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

F 53

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of December 31, 2021 and 2020, $7.1 million and $2.7 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Note. The Latitude Margaritaville Watersound JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure, which is being repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude Margaritaville Watersound JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of December 31, 2021 and 2020, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.9 million and $24.2 million, respectively, as well as standby letters of credit in the amount of $12.9 million and $6.6 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2021, the Company had a total of $217.0 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal balance, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million, to a rate of 5.2%. As of December 31, 2021 and 2020, $14.1 million and $14.4 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2019, the Company’s unconsolidated Busy Bee JV, entered into a $5.4 million loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. In connection with the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender through substantial completion, which occurred in June 2020. The Company’s liability as guarantor under the loans upon substantial completion was reduced to 50% for a twelve-month period. Subsequent to that time, the Company’s guarantee will be released upon request. Upon release of the Company’s guarantee, the JV partner will be the sole guarantor and will receive a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of December 31, 2021 and 2020, $5.3 million and $5.4 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of December 31, 2021 and 2020, $1.1 million and $1.2 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

F 54

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The Latitude Margaritaville Watersound JV Loan provides for monthly interest payments with a final balloon payment at maturity in November 2023. The Latitude Margaritaville Watersound JV Loan includes annual maturity extension rights for a total of three additional years, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of December 31, 2021, there was no principal balance outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2020, $0.6 million was outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The Watersound Fountains JV Loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The Watersound Fountains JV Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The Watersound Fountains JV Loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, that would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The Watersound Fountains JV Loan is secured by the real property, assignment of rents, leases, deposits, licenses, permits, contracts and construction and development documents and the security interest in the personal property, rents and management agreement. In connection with the Watersound Fountains JV Loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the Watersound Fountains JV Loan will be reduced to 50% of the principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of December 31, 2021, $0.1 million was outstanding on the Watersound Fountains JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2021 and 2020. As of both December 31, 2021 and 2020, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the consolidated balance sheets.

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

21. Subsequent Events

On February 23, 2022, the Board declared a cash dividend of $0.10 per share on the Company’s common stock, a 25% increase from the December 2021 dividend payment, payable on March 29, 2022, to shareholders of record as of the close of business on March 7, 2022. In addition, the Board authorized additional repurchase authority of $22.6 million under the Company’s existing Stock Repurchase Program, bringing the total repurchase authority to $100.0 million.

F 55

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(in thousands)

		Initial Cost to Company (b)			Gross Amount at December 31, 2021
				Costs Capitalized
				Subsequent to				Accumulated	Date of	Depreciation
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or	Life
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total	Amortization	Acquisition	(In Years)
Residential developments	$1,088	$29,284	$14,846	$91,527	$128,317	$7,340	$135,657	$5,019	through 2021	3 - 25
Hospitality
WaterColor Hospitality	—	1,137	13,688	13,007	4,023	23,809	27,832	11,794	2002, 2013	2 - 40
Pier Park Resort Hotel JV	14,650	1,438	37,450	—	1,438	37,450	38,888	—	2021	N/A
The Lodge 30A JV	7,474	2,143	11,954	—	2,143	11,954	14,097	—	2021	N/A
Airport Hospitality	14,642	1,693	17,101	—	1,693	17,101	18,794	270	2021	15 - 39
Breakfast Point Hospitality	11,843	—	23,145	—	—	23,145	23,145	—	2021	N/A
Watersound Club	3,437	34,608	48,092	2,061	37,264	47,497	84,761	24,266	2001 - 2007, 2018 - 2021	5 - 39
Marinas	—	5,350	20,132	246	5,596	20,132	25,728	2,489	2021	15 - 39
Other	3,680	3,511	22,775	2,007	5,429	22,864	28,293	3,123	2008 - 2009, 2019 - 2021	5 - 39
Commercial
Leasing properties:
Pier Park North JV	43,582	13,176	35,243	3,236	13,297	38,358	51,655	12,807	2014 - 2017	15 - 39
Town centers	—	64	12,013	3,082	74	15,085	15,159	10,943	2001 - 2008	5 - 25
VentureCrossings	—	4,983	29,274	188	4,992	29,453	34,445	6,549	2012, 2017, 2019	5 - 39
Watersound Origins Crossings JV	37,897	6,853	33,912	—	6,853	33,912	40,765	716	2020 - 2021	20 - 39
Pier Park Crossings JV	35,670	8,456	28,662	—	8,456	28,662	37,118	2,562	2019 - 2020	20 - 39
Pier Park Crossings II JV	17,374	3,567	15,586	—	3,567	15,586	19,153	606	2020	20 - 39
North Bay Landing	1,343	—	16,979	—	—	16,979	16,979	—	2021	N/A
Watercrest JV	20,053	3,073	18,475	—	3,073	18,475	21,548	559	2020	15 - 39
Self-Storage	4,666	1,003	5,871	—	1,003	5,871	6,874	63	2021	15 - 39
Beckrich	5,188	2,200	13,298	183	2,223	13,458	15,681	1,198	2017, 2020	3 - 39
Watersound Town Center	620	2,796	22,722	—	2,796	22,722	25,518	300	2020, 2021	15 - 39
Other	2,635	6,711	11,581	(948)	5,920	11,424	17,344	1,743	through 2021	5 - 39
Commercial developments	1,632	34,667	—	16,673	51,340	—	51,340	35	through 2021	3 - 5
Timberlands and other unimproved land	—	6,620	1,788	14,738	21,358	1,788	23,146	2,060	N/A	5 - 39
Mitigation banks and other	—	—	—	3,359	3,277	82	3,359	64	through 2021	5 - 20
Total	$227,474	$173,333	$454,587	$149,359	$314,132	$463,147	$777,279	$87,166
(a)	All real estate properties are located in Northwest Florida.

F 56

(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.

Notes:

(A)	The aggregate cost of real estate owned as of December 31, 2021 for federal income tax purposes is approximately $715.5 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31,	December 31,	December 31,
	2021	2020	2019
Balance at beginning of the year	$627,613	$505,032	$418,494
Amounts capitalized	222,303	167,258	109,699
Impairments	—	—	—
Cost of real estate sold	(55,932)	(33,324)	(23,608)
Amounts retired or adjusted	(16,705)	(11,353)	447
Balance at the end of the year	$777,279	$627,613	$505,032

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31,	December 31,	December 31,
	2021	2020	2019
Balance at beginning of the year	$75,960	$74,256	$67,500
Depreciation expense	11,728	8,298	6,756
Amounts retired or adjusted	(522)	(6,594)	—
Balance at the end of the year	$87,166	$75,960	$74,256

F 57

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2021

(in thousands)

							Principal Amount
							of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description of Note Receivable (a)	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
Secured revolving promissory note with unconsolidated Latitude Margaritaville Watersound JV, homesite development	5.0%	June 2025	P&I(b)	$—	$7,147	$7,075	$—
Seller financing, residential homesites	5.5%	May 2023	P&I(c)	—	1,175	1,175	—
Seller financing, residential homesites	5.5%	November 2022	P&I(c)	—	947	947	—
Seller financing, residential homesites	5.5%	November 2022	P&I(c)	—	882	882	—
Seller financing, residential homesites	5.5%	December 2022	P&I(c)	—	742	742	—
Seller financing, residential homesites	5.5%	March 2023	P&I(c)	—	723	723	—
Seller financing, residential homesites	5.5%	September 2022	P&I(c)	—	355	355	—
Various other seller financing, rural land	4.4% to 5.2%	December 2022 through November 2023	P&I(d)	—	43	43	—
Total(e)				$—	$12,014	$11,942	$—
(a)	All seller financed properties are located in Northwest Florida.
(b)	Principal and interest due at closing of each residential homesite to a third party. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. See Note 9. Other Assets for additional information related to the revolving promissory note.
(c)	Interest is paid quarterly over a twenty year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(d)	Principal and interest is paid monthly.
(e)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2021	2020	2019
Balance at beginning of the year	$10,321	$2,683	$1,462
Additions during the year - new mortgage loans	7,798	9,615	2,386
Deductions during the year:
Collections of principal	6,005	1,949	1,165
Foreclosures	128	—	—
Other	44	28	—
Balance at the end of the year	$11,942	$10,321	$2,683

F 58