Form 10-Q
period 2022-03-31
ST JOE Co
filed 2022-04-27
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 25, 2022, there were 58,912,504 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$741,455	$690,113
Investment in unconsolidated joint ventures	52,622	52,027
Cash and cash equivalents	33,115	70,162
Investments - debt securities	118,173	88,956
Other assets	69,875	70,235
Property and equipment, net of accumulated depreciation of $66,009 and $64,251 as of March 31, 2022 and December 31, 2021, respectively	35,974	31,145
Investments held by special purpose entities	205,131	205,513
Total assets	$1,256,345	$1,208,151
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$256,763	$223,034
Other liabilities	67,799	67,985
Deferred revenue	37,368	36,207
Deferred tax liabilities, net	79,746	77,259
Senior Notes held by special purpose entity	177,637	177,566
Total liabilities	619,313	582,051

Commitments and contingencies (Note 19)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,908,143 and 58,882,549 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	296,915	296,873
Retained earnings	318,448	310,925
Accumulated other comprehensive income (loss)	920	(389)
Total stockholders’ equity	616,283	607,409
Non-controlling interest	20,749	18,691
Total equity	637,032	626,100
Total liabilities and equity	$1,256,345	$1,208,151

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of March 31, 2022 and December 31, 2021, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of March 31, 2022, condensed consolidated balances attributable to the Company’s consolidated joint ventures also includes Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	March 31,	December 31,
	2022	2021
ASSETS
Investment in real estate	$222,582	$206,565
Cash and cash equivalents	5,458	10,564
Other assets	21,366	17,392
Investments held by special purpose entities	205,131	205,513
Total assets	$454,537	$440,034
LIABILITIES
Debt, net	$190,878	$173,531
Other liabilities	12,941	17,602
Deferred revenue	312	234
Senior Notes held by special purpose entity	177,637	177,566
Total liabilities	$381,768	$368,933

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenue:
Real estate revenue	$36,774	$21,053
Hospitality revenue	16,321	13,067
Leasing revenue	8,822	5,594
Timber revenue	2,954	1,591
Total revenue	64,871	41,305
Expenses:
Cost of real estate revenue	15,295	10,544
Cost of hospitality revenue	14,868	11,495
Cost of leasing revenue	3,652	2,664
Cost of timber revenue	150	141
Corporate and other operating expenses	5,656	7,069
Depreciation, depletion and amortization	5,026	3,853
Total expenses	44,647	35,766
Operating income	20,224	5,539
Other income (expense):
Investment income, net	2,300	1,195
Interest expense	(4,153)	(3,671)
Gain on contributions to unconsolidated joint ventures	482	120
Other (expense) income, net	(369)	1,294
Total other expense, net	(1,740)	(1,062)
Income before equity in loss from unconsolidated joint ventures and income taxes	18,484	4,477
Equity in loss from unconsolidated joint ventures	(495)	(468)
Income tax expense	(4,536)	(1,052)
Net income	13,453	2,957
Net (income) loss attributable to non-controlling interest	(41)	239
Net income attributable to the Company	$13,412	$3,196

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.23	$0.05
Diluted	$0.23	$0.05

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,882,549	58,882,549
Diluted	58,886,931	58,882,549

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income:	$13,453	$2,957
Other comprehensive (loss) income:
Net unrealized loss on available-for-sale investments	(322)	(2)
Interest rate swaps	2,308	157
Interest rate swap - unconsolidated joint venture	313	211
Reclassification of net realized loss (gain) included in earnings	147	(15)
Total before income taxes	2,446	351
Income tax expense	(445)	(89)
Total other comprehensive income, net of tax	2,001	262
Total comprehensive income, net of tax	15,454	3,219
Total comprehensive (income) loss attributable to non-controlling interest	(733)	239
Total comprehensive income attributable to the Company	$14,721	$3,458

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Interest	Total
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$18,691	$626,100
Capital contributions from non-controlling interest	—	—	—	—	2,035	2,035
Capital distributions to non-controlling interest	—	—	—	—	(710)	(710)
Issuance of restricted stock	25,594	—	—	—	—	—
Stock based compensation expense	—	42	—	—	—	42
Dividends ($0.10 per share)	—	—	(5,889)	—	—	(5,889)
Other comprehensive income, net of tax	—	—	—	1,309	692	2,001
Net income	—	—	13,412	—	41	13,453
Balance at March 31, 2022	58,908,143	$296,915	$318,448	$920	$20,749	$637,032

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$17,553	$568,170
Capital contributions from non-controlling interest	—	—	—	—	1,745	1,745
Capital distributions to non-controlling interest	—	—	—	—	(319)	(319)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	(4,711)
Other comprehensive income, net of tax	—	—	—	262	—	262
Net income	—	—	3,196	—	(239)	2,957
Balance at March 31, 2021	58,882,549	$296,873	$253,701	$(1,210)	$18,740	$568,104

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$13,453	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	5,026	3,853
Stock based compensation	42	—
Gain on sale of investments	—	(17)
Unrealized (gain) loss on investments, net	(25)	1,049
Equity in loss from unconsolidated joint ventures, net of distributions	528	468
Deferred income tax expense	2,042	268
Cost of real estate sold	14,064	9,839
Expenditures for and acquisition of real estate to be sold	(25,937)	(12,038)
Accretion income and other	(259)	(188)
Gain on disposal of property and equipment	(10)	—
Gain on contributions to unconsolidated joint ventures	(482)	(120)
Gain on insurance for damage to property and equipment, net	(723)	(866)
Changes in operating assets and liabilities:
Other assets	8,427	816
Deferred revenue	1,133	2,009
Other liabilities	2,534	1,798
Net cash provided by operating activities	19,813	9,828
Cash flows from investing activities:
Expenditures for operating property	(51,633)	(24,319)
Expenditures for property and equipment	(1,440)	(803)
Proceeds from the disposition of assets	10	—
Proceeds from insurance claims	723	866
Purchases of investments - debt securities	(74,476)	(84,971)
Maturities of investments - debt securities	45,000	39,000
Sales of investments - debt securities	—	36
Sales of investments - equity securities	—	9
Sales of restricted investments	—	1,173
Capital contributions to unconsolidated joint ventures	(142)	(2,500)
Capital distributions from unconsolidated joint ventures	206	—
Maturities of assets held by special purpose entities	413	416
Net cash used in investing activities	(81,339)	(71,093)
Cash flows from financing activities:
Capital contributions from non-controlling interest	2,035	1,745
Capital distributions to non-controlling interest	(710)	(319)
Dividends paid	(5,889)	(4,711)
Borrowings on debt	35,168	11,343
Principal payments for debt	(536)	(449)
Principal payments for finance leases	(35)	(21)
Debt issuance costs	(1,105)	(540)
Net cash provided by financing activities	28,928	7,048
Net decrease in cash, cash equivalents and restricted cash	(32,598)	(54,217)
Cash, cash equivalents and restricted cash at beginning of the period	74,400	110,119
Cash, cash equivalents and restricted cash at end of the period	$41,802	$55,902

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

	March 31,	March 31,
	2022	2021
Cash and cash equivalents	$33,115	$52,313
Restricted cash included in other assets	8,687	3,589
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$41,802	$55,902

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Three Months Ended
	March 31,
	2022	2021
Cash paid during the period for:
Interest, net of amounts capitalized	$5,692	$5,207
Income taxes	$—	$—

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$(831)	$(574)
Decrease in Community Development District debt	$(15)	$(2)
Transfers of operating property to property and equipment	$4,960	$7,092
Increase (decrease) in expenditures for operating properties and property and equipment financed through accounts payable	$1,070	$(551)
Unrealized gain on cash flow hedges	$2,621	$368

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

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 18. Segment Information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2021 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2021 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary of the VIE, including real estate JVs determined to be VIEs. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. See Note 4. Joint Ventures.

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2021 annual financial statements, except for any recently adopted accounting pronouncements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

All of the Company’s real estate investments are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

The economic conditions in the United States have been negatively impacted by the continued threat of the COVID-19 pandemic. While demand across each of the Company’s segments remain strong, the Company’s hospitality operations have already been, and may in the future be, disrupted by the impacts of the COVID-19 pandemic and the federal, state and local government actions to address it. Despite the Company’s positive financial results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic impact remains unknown and the Company could experience material declines within each of its reportable segments in the future compared to historical norms.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of March 31, 2022, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2022 the Company had $8.9 million invested in U.S. Treasury Money Market Funds, $118.2 million invested in U.S. Treasury Bills classified as investments – debt securities, and $0.5 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the three months ended March 31, 2022, the Company had 25,594 unvested shares of restricted stock. As of March 31, 2021, there were no outstanding common stock equivalents. For the three months ended March 31, 2021, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share shares are as follows:

	Three Months Ended March 31,
	2022	2021

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$13,412	$3,196

Shares
Weighted-average shares outstanding - basic	58,882,549	58,882,549
Incremental shares from restricted stock	4,382	—
Weighted-average shares outstanding - diluted	58,886,931	58,882,549

Net income per share attributable to the Company
Basic income per share	$0.23	$0.05
Diluted income per share	$0.23	$0.05

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2022, as reference rate activities occur. There is no current impact to the Company from this guidance and the Company will consider the impact on its financial condition, results of operations and cash flows if there are modifications to existing agreements.

3. Investment in Real Estate

Real estate, excluding unconsolidated JVs, by property type and segment includes the following:

	March 31,	December 31,
	2022	2021
Development property:
Residential	$125,784	$122,404
Hospitality	146,298	137,089
Commercial	104,553	85,931
Other	3,261	3,232
Total development property	379,896	348,656

Operating property:
Residential	13,253	13,253
Hospitality	144,857	124,449
Commercial	293,535	290,794
Other	128	127
Total operating property	451,773	428,623
Less: Accumulated depreciation	90,214	87,166
Total operating property, net	361,559	341,457
Investment in real estate, net	$741,455	$690,113

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rentals and other operations. Commercial operating property includes property developed or purchased by the Company and used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the

Company’s principal real estate business. As of March 31, 2022 and December 31, 2021, operating property, net related to operating leases was $228.5 million and $230.0 million, respectively.

4. Joint Ventures

The Company enters into JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of voting interest entities where the Company has a majority voting interest or control and VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. Investments in JVs and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Other Assets, Note 10. Debt, Net and Note 19. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease apartments in Mexico Beach, Florida. The JV parties are working together to develop and construct the 216-unit apartment community. The community is located on land that was contributed to the JV by the Company. As of March 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, Watersound Management, LLC (“Watersound Management JV”), the Company’s unconsolidated JV, will be responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of March 31, 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. As of March 31, 2022 and December 31, 2021, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The JV parties are working together to develop and construct the 255-room hotel. As of March 31, 2022 and December 31, 2021, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-

to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in October 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of March 31, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Watersound Closings JV

Watersound Closings JV was formed in October 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of March 31, 2022 and December 31, 2021, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Watercrest JV

Watercrest JV was formed in May 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of March 31, 2022 and December 31, 2021, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in January 2019, when the Company entered into a JV agreement to develop, manage and lease apartments near the entrance to the Watersound Origins residential community. Construction of the 217-unit apartment community was completed in the fourth quarter of 2021. As of March 31, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Pier Park Crossings JV

Pier Park Crossings JV was formed in April 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of March 31, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2022 and December 31, 2021, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2022 and December 31, 2021.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	March 31,	December 31,
	2022	2021
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$29,583	$30,040
Sea Sound Apartments JV	10,316	10,333
Watersound Fountains Independent Living JV	7,508	7,508
Pier Park TPS JV	2,169	1,961
Busy Bee JV	1,819	1,621
Electric Cart Watersound JV (a)	685	—
Watersound Management JV	542	564
Total investment in unconsolidated joint ventures	$52,622	$52,027

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (b)	$15,674	$7,147
Sea Sound Apartments JV	35,905	35,047
Watersound Fountains Independent Living JV	7,287	66
Pier Park TPS JV	14,050	14,124
Busy Bee JV	6,241	6,317
Total outstanding debt of unconsolidated JVs (c)	$79,157	$62,701
(a)	JV was formed in February 2022.
(b)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 19. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement with the unconsolidated joint ventures as of March 31, 2022 was $74.1 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments.

The following table presents detail of the Company’s equity in (loss) income from unconsolidated JVs:

	Three Months Ended March 31,
	2022	2021
Equity in (loss) income from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$(623)	$(642)
Sea Sound Apartments JV	(17)	(2)
Pier Park TPS JV	(74)	(46)
Busy Bee JV	197	222
Watersound Management JV (a)	22	—
Total equity in loss from unconsolidated joint ventures	$(495)	$(468)
(a)	JV was formed in June 2021.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	March 31, 2022
	Latitude Margaritaville Watersound JV		Sea Sound Apartments JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate	$78,274	(a)	$54,180	$24,503	$16,190	$7,891	$894	$—	$181,932
Cash and cash equivalents	8,777		1,511	243	1,897	765	712	94	13,999
Other assets	1,835		268	10	455	1,434	20	—	4,022
Total assets	$88,886		$55,959	$24,756	$18,542	$10,090	$1,626	$94	$199,953

LIABILITIES AND EQUITY
Debt, net	$15,378		$35,740	$7,287	$13,768	$6,185	$—	$—	$78,358
Other liabilities	49,705		2,989	3,513	444	326	360	—	57,337
Equity	23,803		17,230	13,956	4,330	3,579	1,266	94	64,258
Total liabilities and equity	$88,886		$55,959	$24,756	$18,542	$10,090	$1,626	$94	$199,953
(a)	As of March 31, 2022, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s initial historical cost basis of $1.3 million and additional completed infrastructure improvements of $5.1 million.

	December 31, 2021
	Latitude Margaritaville Watersound JV		Sea Sound Apartments JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (b)	Watersound Management JV	Total
ASSETS
Investment in real estate	$54,034	(a)	$53,775	$17,003	$16,561	$8,005	$—	$—	$149,378
Cash and cash equivalents	12,541		760	240	1,913	855	—	138	16,447
Other assets	1,761		210	187	433	1,044	—	—	3,635
Total assets	$68,336		$54,745	$17,430	$18,907	$9,904	$—	$138	$169,460

LIABILITIES AND EQUITY
Debt, net	$7,147		$34,834	$66	$13,839	$6,256	$—	$—	$62,142
Other liabilities	36,419		2,653	3,408	1,147	405	—	—	44,032
Equity	24,770		17,258	13,956	3,921	3,243	—	138	63,286
Total liabilities and equity	$68,336		$54,745	$17,430	$18,907	$9,904	$—	$138	$169,460
(a)	As of December 31, 2021, investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s initial historical cost basis of $1.3 million and additional completed infrastructure improvements of $4.8 million.
(b)	JV was formed in February 2022.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended March 31, 2022
	Latitude Margaritaville Watersound JV	Sea Sound Apartments JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (a)	Watersound Management JV	Total

Total revenue	$7,140	$1,154	$—	$1,124	$3,704	$—	$252	$13,374
Expenses:
Cost of revenue	5,726	433	—	632	3,146	—	208	10,145
Other operating expenses	2,581	87	—	93	436	—	—	3,197
Depreciation and amortization	56	351	—	362	115	—	—	884
Total expenses	8,363	871	—	1,087	3,697	—	208	14,226
Operating (loss) income	(1,223)	283	—	37	7	—	44	(852)
Other (expense) income:
Interest expense	—	(312)	—	(187)	(45)	—	—	(544)
Other income, net	—	—	—	1	398	—	—	399
Total other (expense) income	—	(312)	—	(186)	353	—	—	(145)
Net (loss) income	$(1,223)	$(29)	$—	$(149)	$360	$—	$44	$(997)
(a)	The project is under construction with no income or loss for the three months ended March 31, 2022.

	Three Months Ended March 31, 2021
	Latitude Margaritaville Watersound JV	Sea Sound Apartments JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (b)	Watersound Management JV (c)	Total

Total revenue	$—	$—	$—	$937	$2,792	$—	$—	$3,729
Expenses:
Cost of revenue	—	—	—	435	2,247	—	—	2,682
Other operating expenses	1,239	3	—	78	462	—	—	1,782
Depreciation and amortization	—	—	—	358	115	—	—	473
Total expenses	1,239	3	—	871	2,824	—	—	4,937
Operating (loss) income	(1,239)	(3)	—	66	(32)	—	—	(1,208)
Other (expense) income:
Interest expense	—	—	—	(158)	(53)	—	—	(211)
Other income, net	—	—	—	—	474	—	—	474
Total other (expense) income	—	—	—	(158)	421	—	—	263
Net (loss) income	$(1,239)	$(3)	$—	$(92)	$389	$—	$—	$(945)
(a)	The JV was formed in April 2021.
(b)	The JV was formed in February 2022.
(c)	The JV was formed in June 2021.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in June 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes and town center amenities. As of March 31, 2022, the Latitude Margaritaville Watersound JV had 527 homes under contract and has completed 65 home sale transactions of the total estimated 3,500 homes in the community. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements total $35.0 million. As of March 31, 2022 and December 31, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $29.6 million and $30.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements, equity in loss, return of land contribution and interest related to the revolving promissory note receivable. The initial present value of the land contribution of $16.6 million, was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.8% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of March 31, 2022, the Company completed $5.1 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. As of March 31, 2022 and December 31, 2021, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as

borrower, to finance the development of the pod-level, non-spine infrastructure. As of March 31, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound Apartments JV

FDSJ Eventide, LLC (“Sea Sound Apartments JV”) was formed in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of March 31, 2022 and December 31, 2021, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound Apartments JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound Apartments JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound Apartments JV Loan”). The Sea Sound Apartments JV Loan bears interest at LIBOR plus 2.2% and matures in January 2024. The Sea Sound Apartments JV Loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound Apartments JV Loan. As of March 31, 2022 and December 31, 2021, $35.9 million and $35.0 million, respectively, was outstanding on the Sea Sound Apartments JV Loan.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of March 31, 2022 and December 31, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in April 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of March 31, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was formed in July 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. As of

March 31, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In November 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of March 31, 2022 and December 31, 2021, $5.2 million and $5.3 million, was outstanding on the Busy Bee JV Construction Loan. As of March 31, 2022 and December 31, 2021, $1.0 million and $1.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

SJECC, LLC

SJECC, LLC (“Electric Cart Watersound JV”) was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Panama City Beach, Florida. This land was contributed to the JV by the Company in February 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The Watersound West Bay Center location is currently under development, with the JV to operate from temporary facilities. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property to be leased to the JV by the Company. As of March 31, 2022, the Company owned a 51% interest in the JV. The Company is currently responsible for the construction activities of the JV, but once operational, the Company’s JV partner will manage the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method.

Watersound Management JV

Watersound Management, LLC was formed in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of March 31, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	March 31, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$118,504	$—	$(331)	$118,173

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$88,966	$1	$(11)	$88,956

During the three months ended March 31, 2022, the Company did not have any realized gains or losses or proceeds from the sale of available-for-sale securities. During the three months ended March 31, 2022, maturities of available-for-sale securities were $45.0 million and purchases of available-for-sale securities were $74.5 million.

During the three months ended March 31, 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $39.0 million and purchases of available-for sale securities were $85.0 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	March 31, 2022				December 31, 2021
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$118,173	$331	$—	$—	$43,959	$11	$—	$—

As of March 31, 2022, the Company had unrealized losses of $0.3 million related to U.S. Treasury Bills. As of December 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of March 31, 2022 and December 31, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	March 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$118,504	$118,173

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital

Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of March 31, 2022, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 41.8% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$8,936	$—	$—	$8,936
	8,936	—	—	8,936

Investments - debt securities:
U.S. Treasury Bills	118,173	—	—	118,173
	118,173	—	—	118,173

Investments - equity securities:
Preferred stock	—	474	—	474
	—	474	—	474
	$127,109	$474	$—	$127,583

	December 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$40,412	$—	$—	$40,412
U.S. Treasury Bills	4,000	—	—	4,000
	44,412	—	—	44,412

Investments - debt securities:
U.S. Treasury Bills	88,956	—	—	88,956
	88,956	—	—	88,956

Investments - equity securities:
Preferred stock	—	450	—	450
	—	450	—	450
	$133,368	$450	$—	$133,818

Money market funds and U.S. Treasury Bills are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds and short-term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s condensed consolidated balance sheets.

The Company’s preferred stock investments are not traded on a nationally recognized exchange but are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For these reasons, the Company has determined that preferred stock investments are categorized as Level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset (Liability) Fair Value		Value	Consolidated
Description	Date	Date	Rate	March 31, 2022	March 31, 2022	December 31, 2021	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	12/10/2022	4/12/2027	3.2%	$42.0	$2,285	$558	2	Other assets
Watercrest JV Loan (a)	6/1/2021	6/1/2024	4.4%	$20.0	$49	$(634)	2	Other assets (liabilities)
Pier Park TPS JV Loan (b)	1/14/2021	1/14/2026	5.2%	$14.0	$(77)	$(436)	2	Investment in unconsolidated joint ventures
(a)	See Note 10. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative liability has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into equity in loss from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2022	2021

Amount of gain recognized in other comprehensive income on derivatives	$2,621	$368
Amount of loss reclassified into interest expense	$101	$—
Amount of loss reclassified into equity in loss from unconsolidated joint ventures	$46	$—

As of March 31, 2022, based on current value, the Company expects to reclassify $0.7 million of net losses on derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three months ended March 31, 2022 and 2021. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2022			December 31, 2021
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level

Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$4,754	$4,873	1	$5,132	$5,475	1

Senior Notes held by SPE	$177,637	$193,575	3	$177,566	$204,802	3
Debt
Fixed-rate debt	$98,192	$97,983	2	$129,532	$126,722	2
Variable-rate debt	163,899	163,899	2	97,942	97,942	2
Total debt	$262,091	$261,882		$227,474	$224,664

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2022, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $4.7 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2022 consist of $177.6 million, net of the $2.4 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however, the Company’s Point South Marina Bay Point in Bay County and Point South Marina Port St. Joe in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and have remained closed during the reconstruction of significant portions of these assets. A portion of the marinas are expected to open in spring 2022.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three months ended March 31, 2022 and 2021, no insurance proceeds were received related to business interruption.

During the three months ended March 31, 2022 and 2021, the Company recognized $0.7 million and $0.9 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million during each period. The gain on insurance recovery and loss from hurricane damage were included in other (expense) income, net on the condensed consolidated statements of income.

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

The components of leasing revenue are as follows:

	Three Months Ended March 31,
	2022	2021
Leasing revenue
Lease payments	$7,379	$4,466
Variable lease payments	1,443	1,128
Total leasing revenue	$8,822	$5,594

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2022, for the years ending December 31 are:

2022	$16,012
2023	12,541
2024	9,900
2025	6,904
2026	5,275
Thereafter	18,971
$69,603

The Company as Lessee

As of March 31, 2022, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$29	$27
Interest on lease liability	4	5
Operating lease cost	102	77
Short-term lease cost	192	193
Total lease cost	$327	$302

Other information
Weighted-average remaining lease term - finance lease (in years)	3.2	4.0
Weighted-average remaining lease term - operating leases (in years)	3.4	3.4
Weighted-average discount rate - finance lease	4.6%	4.5%
Weighted-average discount rate - operating leases	4.9%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to March 31, 2022, for the years ending December 31 are:

	Finance Leases	Operating Leases
2022	$99	$266
2023	131	315
2024	85	164
2025	48	51
2026	5	12
Thereafter	—	269
Total	368	1,077
Less imputed interest	(24)	(191)
Total lease liabilities	$344	$886

9. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2022	2021
Investments - equity securities	$474	$450
Accounts receivable, net	13,765	13,813
Homesite sales receivable	8,835	7,651
Notes receivable, net	4,770	12,377
Inventory	3,325	2,797
Prepaid expenses	7,907	7,175
Straight-line rent	2,569	2,489
Operating lease right-of-use assets	886	732
Other assets	12,336	5,987
Retained interest investments	14,073	13,826
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$69,875	$70,235

Investments - Equity Securities

As of both March 31, 2022 and December 31, 2021 investments - equity securities included $0.5 million of preferred stock investments recorded at fair value. During the three months ended March 31, 2022, the Company recognized unrealized gain of less than $0.1 million on investments related to equity securities still held as of March 31, 2022. During the three months ended March 31, 2021, the Company recognized unrealized loss of $1.0 million on investments related to equity securities still held as of March 31, 2021. These amounts were included within investment income, net on the condensed consolidated statements of income.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily includes leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of both March 31, 2022 and December 31, 2021, accounts receivable were presented net of allowance for credit losses of $0.4 million and net of allowance for lease related receivables of $0.1 million. During the three months ended March 31, 2022, allowance for credit losses related to accounts receivable, net increased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	March 31, 2022	March 31, 2021
Balance at beginning of period	$7,651	$5,675
Increases due to revenue recognized for homesites sold	2,375	1,768
Decreases due to amounts received	(1,191)	(987)
Balance at end of period	$8,835	$6,456

Notes Receivable, Net

Notes receivable, net consists of the following:

	March 31,	December 31,
	2022	2021
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$—	$7,075
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due September 2022 through May 2023	4,303	4,824
Interest bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest bearing note with a tenant for tenant improvements, due October 2025	74	76
Mortgage note, secured by certain real estate, bearing interest at a rate of 4.7% due November 2023	34	43
Total notes receivable, net	$4,770	$12,377

In June 2020, the Company entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV. The Latitude JV Note was provided to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting period. As of both March 31, 2022 and December 31, 2021, notes receivable were presented net of allowance for credit losses of $0.1 million. As of both March 31, 2022 and December 31, 2021, accrued interest receivable related to notes receivable was $0.1 million, which is included within other assets on the condensed consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of March 31, 2022 and December 31, 2021. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $16.9 million to be received at the end of the installment notes’ fifteen-year maturity period, in 2022 through 2024. The Company has a beneficial or retained interest investment related to these SPEs of $14.1 million and $13.8 million as of March 31, 2022 and December 31, 2021, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	Maturity Date	Interest Rate Terms	Effective Rate March 31, 2022	March 31, 2022	December 31, 2021
Watersound Origins Crossings JV Loan	May 2024	SOFR plus 2.8, floor 3.3% (a)	3.3%	$44,015	$37,897
PPN JV Loan	November 2025	Fixed	4.1%	43,329	43,582
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	35,550	35,670
Watercrest JV Loan	June 2047	LIBOR plus 2.2%, swapped to a fixed rate of 4.4%	4.4%	20,263	20,053
Pier Park Resort Hotel JV Loan	April 2027	LIBOR plus 2.2%	2.6%	20,087	14,650
PPC II JV Loan	October 2024	LIBOR plus 2.1%	2.6%	17,325	17,374
Airport Hotel Loan	March 2025	LIBOR plus 2.0%, floor 3.0%	3.0%	14,642	14,642
Breakfast Point Hotel Loan	November 2042	LIBOR plus 2.8%, floor 3.8%	3.8%	13,736	11,843
Watersound Camp Creek Loan	December 2047	LIBOR plus 2.1%, floor 2.6%	2.6%	10,293	3,437
Lodge 30A JV Loan	January 2028	Fixed	3.8%	10,262	7,474
North Bay Landing Apartments Loan	September 2024	LIBOR plus 2.5%, floor 3.2%	3.2%	5,146	1,342
Beckrich Building III Loan	August 2029	LIBOR plus 1.7%	2.2%	5,129	5,188
Community Development District debt	May 2022-May 2039	Fixed	3.6 to 6.0%	4,894	4,909
Self-Storage Facility Loan	November 2025	LIBOR plus 2.4%, floor 2.9%	2.9%	4,666	4,666
Watersound Town Center Grocery Loan	August 2031	LIBOR plus 2.0%, floor 2.2%	2.4%	4,525	620
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	4,157	—
Beach Homes Loan	May 2029	LIBOR plus 1.7%	2.2%	1,478	1,492
Pier Park Outparcel Loan	March 2027	LIBOR plus 1.7%	2.2%	1,348	1,370
WaterColor Crossings Loan	February 2029	LIBOR plus 1.7%	2.2%	1,246	1,265
Total principal outstanding				262,091	227,474
Unamortized discount and debt issuance costs				(5,328)	(4,440)
Total debt, net				$256,763	$223,034
(a)	In January 2022, the Watersound Origins Crossings JV Loan interest rate was modified from a fixed rate of 5.0% as of December 31, 2021.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”) to finance the construction of apartments located near the entrance to the Watersound Origins residential community. In January 2022, the Watersound Origins Crossings JV entered into a modification of the Watersound Origins Crossings JV Loan, that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to the Secured Overnight Financing Rate (“SOFR”) plus 2.8%, with a floor of 3.3% and provides for payments of interest only with a final balloon payment at maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, the Company may request a reduction of the Company’s liability under the Watersound Origins Crossings JV Loan to either 50% or 25% of the outstanding principal amount based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of March 31, 2022, the Company incurred less than $0.1 million of additional loan cost due to the Watersound Origins Crossings JV Loan modification.

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

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. The PPC JV Loan may not be prepaid prior to September 1, 2022 and if any additional principal is prepaid from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10%. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

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

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The Pier Park Resort Hotel JV Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for monthly principal and interest payments with a final balloon payment at maturity in October 2024. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, the Company’s liability under the PPC II JV Loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Pier Park Crossings Phase II JV is in the process of refinancing the PPC II JV Loan, which will be a HUD insured loan.

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

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). The Watersound Camp Creek Loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The Watersound Camp Creek Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Camp Creek Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, the Company’s liability under the Watersound Camp Creek Loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). The Lodge 30A JV Hotel Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Apartments Loan”). The North Bay Landing Apartments Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The North Bay Landing Apartments Loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the

North Bay Landing Apartments Loan. As guarantor, the Company’s liability under the North Bay Landing Apartments Loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $14.0 million and $14.1 million as of March 31, 2022 and December 31, 2021, respectively. The Company pays interest on this total outstanding CDD debt.

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

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). The Watersound Town Center Grocery Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, the Company’s liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida (the “Mexico Beach Crossings JV Loan”). The Mexico Beach Crossings JV Loan provides for interest only payments for the first twenty-seven months and principal and interest payments thereafter through maturity in March 2064. The Mexico Beach Crossings JV Loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The Mexico Beach Crossings JV Loan is secured by the Mexico Beach Crossings JV’s real property and the assignment of rents and leases.

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

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan to finance the construction of a hotel in Panama City, Florida (the “Hotel Indigo Loan”). The Hotel Indigo Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2028. The Hotel Indigo Loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, which would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. The Hotel Indigo Loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the Hotel Indigo Loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. As of March 31, 2022 and December 31, 2021, there was no principal balance and the Company had incurred $0.3 million of loan costs related to the Hotel Indigo Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both March 31, 2022 and December 31, 2021, the Company was in compliance with the financial debt covenants.

As of March 31, 2022, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $382.6 million. These assets are included within investment in real estate, net and property and equipment, net on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to March 31, 2022, for the years ending December 31 are:

2022	$2,520
2023	5,280
2024	72,109
2025	63,530
2026	4,723
Thereafter	113,929
$262,091

11. Other Liabilities

Other liabilities consist of the following:

	March 31,	December 31,
	2022	2021
Accounts payable	$46,056	$48,597
Income tax payable	3,175	681
Finance lease liabilities	344	380
Operating lease liabilities	886	732
Accrued compensation	2,820	4,877
Other accrued liabilities	4,363	4,126
Club membership deposits	3,636	3,602
Advance deposits	5,806	2,140
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$67,799	$67,985

Accounts payable as of March 31, 2022 and December 31, 2021, includes payables for projects under development and construction such as the Embassy Suites by Hilton hotel, the Camp Creek Inn and amenity center, Watersound Town Center and the Watersound Origins residential community.

Other accrued liabilities include $1.6 million and $0.2 million of accrued property taxes as of March 31, 2022 and December 31, 2021, respectively, which are generally paid annually in November.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

Deferred revenue includes club initiation fees of $23.6 million and $22.9 million and other deferred revenue of $13.8 million and $13.4 million as of March 31, 2022 and December 31, 2021, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	March 31, 2022	March 31, 2021
Balance at beginning of period	$22,850	$10,716
New club memberships	2,270	2,848
Revenue from amounts included in contract liability opening balance	(1,491)	(852)
Revenue from current period new memberships	(56)	(71)
Balance at end of period	$23,573	$12,641

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of March 31, 2022, remaining performance obligations were $23.6 million, of which the Company expects to recognize as revenue $4.1 million in 2022, $9.8 million in 2023 through 2024, $7.9 million in 2025 through 2026 and $1.8 million thereafter.

Other deferred revenue as of both March 31, 2022 and December 31, 2021, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2022 and 2021 to pre-tax income as a result of the following:

	Three Months Ended
	March 31,
	2022	2021
Tax at the federal statutory rate	$3,769	$892
State income taxes (net of federal benefit)	787	150
Tax credits	(55)	—
Other	35	10
Total income tax expense	$4,536	$1,052

As of March 31, 2022 and December 31, 2021, the Company had income tax payable of $3.2 million and $0.7 million, respectively, included within other liabilities on the condensed consolidated balance sheets.

On September 14, 2021, the State of Florida announced the reduction of the 2021 corporate tax rate from 4.5% to 3.5% retroactive to the beginning of 2021. The corporate income tax rate has reverted to 5.5% for tax year 2022 and years forward.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both March 31, 2022 and December 31, 2021, the Company’s valuation allowance was $0.3 million.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either March 31, 2022 or December 31, 2021.

14. Accumulated Other Comprehensive Income (Loss)

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized Loss	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive loss as of December 31, 2021	$(7)	$(382)	$(389)
Other comprehensive (loss) income before reclassifications	(241)	2,129	1,888
Amounts reclassified from accumulated other comprehensive income	—	113	113
Other comprehensive (loss) income	(241)	2,242	2,001
Less: other comprehensive income attributable to non-controlling interest	—	(692)	(692)
Accumulated other comprehensive (loss) income as of March 31, 2022	$(248)	$1,168	$920

Following is a summary of the tax effects allocated to other comprehensive income:

	Three Months Ended March 31, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(322)	$81	$(241)
Interest rate swaps	2,308	(413)	1,895
Interest rate swap - unconsolidated joint venture	313	(79)	234
Reclassification adjustment for net loss included in earnings	147	(34)	113
Net unrealized gain	2,446	(445)	2,001
Other comprehensive income	$2,446	$(445)	$2,001

	Three Months Ended March 31, 2021
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(2)	$1	$(1)
Interest rate swaps	157	(40)	117
Interest rate swap - unconsolidated joint venture	211	(54)	157
Reclassification adjustment for net gain included in earnings	(15)	4	(11)
Net unrealized gain	351	(89)	262
Other comprehensive income	$351	$(89)	$262

15. Stockholders’ Equity

Dividends

During the three months ended March 31, 2022 and 2021, the Company paid cash dividends of $0.10 and $0.08, respectively, per share on the Company’s common stock for a total of $5.9 million and $4.7 million, respectively.

Stock Repurchase Program

The Company’s Board approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended March 31, 2022 and 2021, the Company did not repurchase shares of its common stock outstanding. As of March 31, 2022, the Company had a total authority of $100.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares will vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of restricted shares during the three months ended March 31, 2022 was $46.73. During the three months ended March 31, 2022 and 2021, there were no restricted shares vested or forfeited.

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. For the three months ended March 31, 2022, the Company recorded expense of less than $0.1 million related to restricted stock awards. During the three months ended March 31, 2021, the Company did not have expense related to restricted stock awards.

As of March 31, 2022, there was $1.2 million of unrecognized compensation cost, related to non-vested restricted shares which will be recognized over a weighted average period of 2.9 years.

16. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended March 31, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$32,674	$—	$3,618	$482	$36,774
Hospitality revenue	94	16,227	—	—	16,321
Leasing revenue	129	11	8,642	40	8,822
Timber revenue	—	—	2,954	—	2,954
Total revenue	$32,897	$16,238	$15,214	$522	$64,871

Timing of Revenue Recognition:
Recognized at a point in time	$32,768	$9,916	$6,572	$482	$49,738
Recognized over time	—	6,311	—	—	6,311
Over lease term	129	11	8,642	40	8,822
Total revenue	$32,897	$16,238	$15,214	$522	$64,871

	Three Months Ended March 31, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$20,539	$—	$35	$479	$21,053
Hospitality revenue	81	12,986	—	—	13,067
Leasing revenue	40	8	5,546	—	5,594
Timber revenue	—	—	1,591	—	1,591
Total revenue	$20,660	$12,994	$7,172	$479	$41,305

Timing of Revenue Recognition:
Recognized at a point in time	$20,620	$9,141	$1,626	$479	$31,866
Recognized over time	—	3,845	—	—	3,845
Over lease term	40	8	5,546	—	5,594
Total revenue	$20,660	$12,994	$7,172	$479	$41,305

17. Other Expense, Net

Other income (expense), net consists of the following:

	Three Months Ended
	March 31,
	2022	2021
Investment income, net
Interest, dividend and accretion income	$100	$24
Net realized gain on the sale of investments	—	17
Unrealized gain (loss) on investments, net	25	(1,049)
Interest income from investments in SPEs	2,003	2,043
Interest earned on notes receivable and other interest	172	160
Total investment income, net	2,300	1,195
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,209)	(2,205)
Other interest expense	(1,944)	(1,466)
Total interest expense	(4,153)	(3,671)
Gain on contributions to unconsolidated joint ventures	482	120
Other income (expense), net
Accretion income from retained interest investments	417	361
Gain on insurance recovery	723	866
Loss from hurricane damage	(32)	(7)
Miscellaneous (expense) income, net	(1,477)	74
Other (expense) income, net	(369)	1,294
Total other expense, net	$(1,740)	$(1,062)

Investment Income, Net

Interest, dividend and accretion income includes interest income accrued or received on the Company’s investments and amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain on the sale of investments include the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized gain (loss) on investments, net includes unrealized gains or losses on investments - equity securities.

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

During the three months ended March 31, 2022 and 2021, the Company capitalized $0.3 million and $0.4 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures for the three months ended March 31, 2022, includes a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. Each of the three months ended March 31, 2022 and 2021, also includes a gain of $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other (Expense) Income, Net

Other (expense) income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items. The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 3.7% to 12.2%. During the three months ended March 31, 2022 and 2021, the Company had a gain on insurance recovery of $0.7 million and $0.9 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information. Miscellaneous expense, net during the three months ended March 31, 2022, includes $1.1 million of design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

18. Segment Information

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

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The caption entitled “Other” consists of mitigation credit, title and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2022	2021
Operating revenue:
Residential	$32,897	$20,660
Hospitality	16,238	12,994
Commercial	15,214	7,172
Other	522	479
Consolidated operating revenue	$64,871	$41,305

Income (loss) before equity in loss from unconsolidated joint ventures and income taxes:
Residential	$17,084	$8,595
Hospitality	(963)	284
Commercial (a)	4,818	17
Other (b)	(2,455)	(4,419)
Consolidated income before equity in loss from unconsolidated joint ventures and income taxes	$18,484	$4,477

(a)	The three months ended March 31, 2022, includes a gain of $0.4 million on land contributed to the Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 17. Other Expense, Net for additional information.
(b)	Includes gain on insurance recovery of $0.7 million and $0.9 million during the three months ended March 31, 2022 and 2021, respectively, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

	March 31,	December 31,
	2022	2021
Total assets:
Residential	$196,497	$195,142
Hospitality	287,270	256,751
Commercial	396,870	375,266
Other	375,708	380,992
Total assets	$1,256,345	$1,208,151

19. Commitments and Contingencies

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both March 31, 2022 and December 31, 2021. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of March 31, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of March 31, 2022 and December 31, 2021, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $37.3 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $16.8 million and $12.9 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of March 31, 2022, the Company had a total of $220.1 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In January 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The Pier Park TPS JV Loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The Pier Park TPS JV Loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the Pier Park TPS JV Loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal amount, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of March 31, 2022 and December 31, 2021, $14.0 million and $14.1 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million loan (the “Latitude Margaritaville Watersound JV Loan”). The Latitude Margaritaville Watersound JV Loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The Latitude Margaritaville Watersound JV Loan provides for monthly interest payments with a final balloon payment at maturity in November 2023. The Latitude Margaritaville Watersound JV Loan includes annual maturity extension rights for a total of three additional years, subject to bank approval. The Latitude Margaritaville Watersound JV Loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the Latitude Margaritaville Watersound JV Loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of March 31, 2022, $15.7 million was outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2021, there was no principal balance outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The Watersound Fountains JV Loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The Watersound Fountains JV Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The Watersound Fountains JV Loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The Watersound Fountains JV Loan is secured by the real property, assignment of rents, leases, deposits, licenses, permits, contracts and construction and development documents and the security interest in the personal property, rents and management agreement. In connection with the Watersound Fountains JV Loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the Watersound Fountains JV Loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of March 31, 2022 and December 31, 2021, $7.3 million and $0.1 million, respectively, was outstanding on the Watersound Fountains JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both March 31, 2022 and December 31, 2021. As of both March 31, 2022 and December 31, 2021, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

20. Subsequent Event

On April 27, 2022, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock, payable on June 9, 2022 to shareholders of record at the close of business on May 11, 2022.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes in Item 1 and with the audited consolidated financial statements and the related notes included in our annual report on Form 10-K. The statements regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including the risks and uncertainties described in “Forward-Looking Statements” below and “Risk Factors” on page 6 of our annual report on Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, unless required by law.

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

First quarter 2022 highlights include:

●	Revenue for the three months ended March 31, 2022 increased by 57.1% to $64.9 million, compared to $41.3 million during the same period in 2021.
●	Net income attributable to the Company for the three months ended March 31, 2022 increased by 319.6% to $13.4 million, compared to $3.2 million during the same period in 2021.
●	Net cash provided by operating activities for the three months ended March 31, 2022 increased by 101.6% to $19.8 million, compared to $9.8 million during the same period in 2021.

Market Conditions

While the economic recovery following containment and mitigation measures of COVID-19 is still ongoing and other macro-economic factors such as geopolitical conflicts, inflation, supply chain disruptions and rising interest rates have impacted the global economy, demand across our segments remains strong. We believe this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite our positive financial results during the COVID-19 pandemic, the magnitude and duration of the COVID-19 pandemic remains unknown, and we could experience material declines within each of our reportable segments in 2022 and beyond compared to the historical norms. We have taken measures and may be required to take additional measures in the future, in response to the pandemic, including temporary closures of our hotels, retail outlets, beach clubs and food and beverage operations, implementing cost reduction measures and “work from home” policies. We will continue to monitor the potential impacts and evaluate each new project day-by-day and phase-by-phase and take prudent measures and respond as needed based on market conditions. For further discussion of the potential impacts on our business from the COVID-19 pandemic, see Part I, Item 1A. Risk Factors within our 2021 Annual Report.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended March 31,
	2022	2021
Segment Operating Revenue
Residential	50.7%	50.0%
Hospitality	25.0%	31.5%
Commercial	23.5%	17.4%
Other	0.8%	1.1%
Consolidated operating revenue	100.0%	100.0%

For more information regarding our reportable segments see Note 18. Segment Information.

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

The East Lake Creek, East Lake Powell, Lake Powell and West Laird communities have received local county government approvals for the entitlements. These communities have phases of homesites in preliminary planning. Homesites in these communities will be developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The SummerCamp Beach and RiverCamps communities have homesites available for sale and lands for future development. The last homesites in the Wild Heron and WaterColor communities have been sold or are under contract, with no additional lands for homesite development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of

March 31, 2022, the unconsolidated Latitude Margaritaville Watersound JV had 527 homes under contract, which are expected to result in a sales value of approximately $243.8 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	193	349	104	646
College Station	Bay County, FL	36	58	243	337
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,073	340	2,022	3,435
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	123	—	191	314
RiverCamps (c)	Bay County, FL	2	—	149	151
SouthWood (f)	Leon County, FL	29	172	994	1,195
SummerCamp Beach (b)	Franklin County, FL	62	—	273	335
Titus Park	Bay County, FL	278	144	560	982
Watersound Origins West (d)	Walton County, FL	115	250	1,678	2,043
Watersound Camp Creek (f)	Walton County, FL	114	—	—	114
Watersound Origins (f)	Walton County, FL	618	—	—	618
Ward Creek (d)	Bay County, FL	355	594	651	1,600
WaterColor Park District	Walton County, FL	1	—	—	1
West Laird (d)	Bay County, FL	—	—	2,185	2,185
WindMark Beach (f)	Gulf County, FL	215	—	866	1,081
Total Homesites		3,288	2,003	12,185	17,476
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of residential projects in various stages of planning.

As of March 31, 2022, we had 18 different homebuilders within our residential communities. As of March 31, 2022, we had 2,294 residential homesites under contract, which are expected to result in revenue of approximately $175.6 million at closing of the homesites over the next several years. By comparison, as of March 31, 2021, we had 1,268 residential homesites under contract, with an expected revenue of approximately $114.0 million. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of March 31, 2022, in addition to the 2,294 homesites in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 527 homes under contract, which together with the 2,294 homesites are expected to result in a sales value of approximately $419.4 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club, (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, lodging, short-term vacation rentals, management of The Pearl Hotel, food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net.

Watersound Club provides club members and guests of some of our hotels access to our member facilities, which include the Camp Creek golf course, Shark’s Tooth golf course, Watersound Beach Club and a Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, aircraft, beach club and facilities and personnel costs. Watersound Origins includes an executive golf course, resort-style pool, fitness center, two tennis courts and a private dock located in the community. Access to amenities is reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

Watersound Club has a private beach club located on Scenic Highway 30A, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, Watersound Club’s tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek is an 18-hole golf course located near the new Watersound Camp Creek residential community and near the Watersound Origins residential community. In the fourth quarter of 2019, we commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to Watersound Club members and guests of some of our hotels.

We own and operate the award-winning WaterColor Inn (which includes the Fish Out of Water restaurant), the Hilton Garden Inn Panama City Airport, the Homewood Suites by Hilton Panama City Beach, the WaterSound Inn and two gulf-front vacation rental houses. We own and operate retail and commercial outlets near our hospitality facilities. We also operate the award-winning The Pearl Hotel and Havana Beach Bar & Grill restaurant and the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) lodging, (ii) operation of the WaterColor Beach Club, (iii) management of The Pearl Hotel, (iv) short-term vacation rentals, (v) food and beverage operations and (vi) merchandise sales. Lodging and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees and expenses consist primarily of internal administrative costs. Lodging and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales and incur expenses from the cost of goods provided, personnel costs and facility costs.

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

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	60	7	67
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (c)	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (d)	Bay County, FL	131	—	131
TownePlace Suites by Marriott Panama City Beach Pier Park (e)	Bay County, FL	124	—	124
Total operational rooms		469	7	476

Managed
The Pearl Hotel (f)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (g)	Bay County, FL	—	255	255
Hotel Indigo	Bay County, FL	—	124	124
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	—	107	107
The Lodge 30A (g)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	646	646
Total rooms		524	653	1,177
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Planned additional rooms are currently under construction.
(c)	The hotel opened in July 2021.
(d)	The hotel opened on March 24, 2022.
(e)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(f)	The hotel is owned by a third party but is operated by us.
(g)	Under development with JV partners.

We own and operate two marinas consisting of the Point South Marina Bay Point in Bay County, Florida and Point South Marina Port St. Joe in Gulf County, Florida. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals, boat storage fees and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are reconstructing the marinas and expect a portion to be open in spring 2022. See Note 7. Hurricane Michael for additional information.

We own and operate the WaterColor and WaterColor Kids retail stores that generate revenue from merchandise sales, which are recognized at the point of sale, and incur expenses from the cost of goods provided, personnel costs and facility costs. We own and operate The Powder Room Shooting Range and Training Center (“The Powder Room”) in Panama City Beach, Florida. The approximately 17,000 square feet facility includes a retail store with firearms and ammunition, as well as training and educational space and 14 shooting lanes. The Powder Room generates revenue from service fees and merchandise sales, which are recognized at the point of sale, and incurs expenses from the cost of services and goods provided, personnel costs and facility costs.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 520 multi-family units and 148 senior living units, in addition to the 877 multi-family units and 107 senior living units that have been completed.

Total units and percentage leased/occupied for multi-family and senior living communities by location are as follows:

			March 31, 2022			December 31, 2021
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	236	98%	240	234	98%
Pier Park Crossings Phase II	Bay County, FL	120	120	120	100%	120	113	94%
Watersound Origins Crossings (a)	Walton County, FL	217	217	215	99%	217	207	95%
Sea Sound (b)	Bay County, FL	300	300	281	94%	214	203	95%
North Bay Landing (c)	Bay County, FL	240	—	—	N/A	—	—	N/A
Mexico Beach Crossings (d)	Bay County, FL	216	—	—	N/A	—	—	N/A
Origins Crossings Townhomes (e)	Walton County, FL	64	—	—	N/A	—	—	N/A
Total multi-family units		1,397	877	852	97%	791	757	96%

Senior living communities
Watercrest	Walton County, FL	107	107	58	54%	107	47	44%
Watersound Fountains (f)	Walton County, FL	148	—	—	N/A	—	—	N/A
Total senior living units		255	107	58	54%	107	47	N/A
Total units		1,652	984	910	92%	898	804	90%
(a)	Construction was completed in the fourth quarter of 2021.
(b)	Construction was completed in the first quarter of 2022. The Sea Sound Apartments JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction began in the first quarter of 2022 and is ongoing.
(e)	Vertical construction began in the third quarter of 2021 and is ongoing.

(f)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units adjacent to the Watersound Town Center. Sea Sound apartments, an unconsolidated JV, includes 300 completed apartment units in Panama City Beach, Florida near the Breakfast Point residential community. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have three multi-family communities and one senior living community under construction. North Bay Landing, planned for 240 apartment units, is located in Panama City, Florida. Mexico Beach Crossings, planned for 216 apartment units, is located in Mexico Beach, Florida. Origins Crossings Townhomes, planned for 64 units, is located near the Watersound Town Center. Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Origins residential community.

Our leasing portfolio consists of approximately 981,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. This includes our consolidated Pier Park North JV. Through separate unconsolidated JVs, other commercial properties include a 124-room TownePlace Suites by Marriott operated by our JV partner and a Busy Bee branded fuel station and convenience store operated by our JV partner, both located in Panama City Beach, Florida.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		March 31, 2022		December 31, 2021
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North JV	Bay County, FL	320,310	96%	320,310	95%
VentureCrossings	Bay County, FL	303,605	88%	303,605	88%
Beckrich Office Park (a) (b)	Bay County, FL	77,613	96%	81,065	85%
Watersound Self-Storage (c)	Walton County, FL	67,694	73%	67,694	50%
WindMark Beach Town Center (a) (d)	Gulf County, FL	44,748	69%	44,748	67%
Watersound Town Center	Walton County, FL	24,764	100%	24,764	100%
WaterColor Town Center (a)	Walton County, FL	22,199	100%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (a)	Bay County, FL	14,800	100%	14,800	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (e)	Walton County, FL	11,570	100%	11,570	88%
WaterSound Gatehouse (a)	Walton County, FL	10,271	100%	10,271	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		981,151	90%	984,603	87%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of March 31, 2022 and December 31, 2021, is 1,500 square feet leased to a consolidated JV.
(c)	Construction was completed in the third quarter of 2021.
(d)	Included in net rentable square feet as of March 31, 2022 and December 31, 2021, is 13,808 square feet of unfinished space.
(e)	Included in net rentable square feet as of March 31, 2022 and December 31, 2021, is 1,364 square feet leased to a consolidated JV.

We have other commercial projects under development and construction. This includes a Publix supermarket totaling approximately 50,000 square feet, in-line space totaling approximately 12,000 square feet and a build-to-suit project totaling approximately 3,350 square feet. We have commenced development of Watersound West Bay Center, a lifestyle shopping center adjacent to Latitude Margaritaville Watersound residential community in Panama City Beach, Florida. Watersound West Bay Center has potential to include approximately 350,000 square feet of leasable space at build out, featuring a mix of retail, restaurant, office and medical space. We have also commenced development on the second phase of South Walton Commerce Park. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies during the first three months of 2022, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality and Market Variability

Our operations may be affected by seasonal fluctuations. Hospitality revenues have historically been lower in the first and fourth quarters and are normally higher in the second and third quarters, but may vary period-to-period with the timing of holidays and extraordinary events such as the COVID-19 pandemic. Homesites sell in sporadic transactions in various communities that may impact quarterly results. Commercial sales may vary from period-to-period.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended
	March 31,
	2022	2021

	In millions
Revenue:
Real estate revenue	$36.8	$21.0
Hospitality revenue	16.3	13.1
Leasing revenue	8.8	5.6
Timber revenue	3.0	1.6
Total revenue	64.9	41.3
Expenses:
Cost of real estate revenue	15.3	10.5
Cost of hospitality revenue	14.9	11.5
Cost of leasing revenue	3.7	2.7
Cost of timber revenue	0.2	0.1
Corporate and other operating expenses	5.6	7.1
Depreciation, depletion and amortization	5.0	3.9
Total expenses	44.7	35.8
Operating income	20.2	5.5
Other income (expense):
Investment income, net	2.3	1.2
Interest expense	(4.1)	(3.6)
Gain on contributions to unconsolidated joint ventures	0.5	0.1
Other (expense) income, net	(0.4)	1.3
Total other expense, net	(1.7)	(1.0)
Income before equity in loss from unconsolidated joint ventures and income taxes	18.5	4.5
Equity in loss from unconsolidated joint ventures	(0.5)	(0.5)
Income tax expense	(4.5)	(1.0)
Net income	$13.5	$3.0

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended March 31,
	2022	% (a)	2021	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$32.7	88.9%	$20.5	97.6%
Commercial and rural real estate revenue	3.6	9.8%	—	—%
Other revenue	0.5	1.3%	0.5	2.4%
Real estate revenue	$36.8	100.0%	$21.0	100.0%

Gross profit:
Residential real estate	$18.9	57.8%	$10.3	50.2%
Commercial and rural real estate	2.5	69.4%	—	—%
Other	0.1	20.0%	0.2	40.0%
Gross profit	$21.5	58.4%	$10.5	50.0%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended March 31, 2022, residential real estate revenue increased $12.2 million, or 59.5%, to $32.7 million, as compared to $20.5 million during the same period in 2021. During the three months ended March 31, 2022, residential real estate gross profit increased $8.6 million to $18.9 million (or gross margin of 57.8%), as compared to $10.3 million (or gross margin of 50.2%) during the same period in 2021. During the three months ended March 31, 2022, we sold 181 homesites and had unimproved residential land sales of $0.1 million, compared to 203 homesites, two homes and had unimproved residential land sales of $0.1 million during the same period in 2021. During the three months ended March 31, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $150,000 and $73,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin improvement for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended March 31, 2022, we had six commercial and rural real estate sales totaling approximately 13 acres for $3.3 million and land improvement services of $0.3 million, together resulting in a gross profit of $2.5 million (or gross margin of 69.4%). During the three months ended March 31, 2021, we had one commercial and rural real estate sale totaling approximately one acre for less than $0.1 million. Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended March 31,
	2022	2021

	In millions
Hospitality revenue	$16.3	$13.1
Gross profit	$1.4	$1.6
Gross margin	8.6%	12.2%

Hospitality revenue increased $3.2 million, or 24.4%, to $16.3 million during the three months ended March 31, 2022, as compared to $13.1 million in the same period in 2021. The increase in hospitality revenue was primarily related to increased popularity of the region and year-round travel that resulted in an increase of members from new markets, as well as an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021. As of March 31, 2022, Watersound Club had 2,271 members, compared with 1,722 members as of March 31, 2021, an increase of 549 members. Hospitality had a gross margin of 8.6% during the three months ended March 31, 2022, compared to 12.2% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with the opening of Homewood Suites by Hilton Panama City Beach, onboarding of staff for future assets currently under construction and an increase in cost of labor and products in the current period.

Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2022	2021

	In millions
Leasing revenue	$8.8	$5.6
Gross profit	$5.1	$2.9
Gross margin	58.0%	51.8%

Leasing revenue increased $3.2 million, or 57.1%, to $8.8 million during the three months ended March 31, 2022, as compared to $5.6 million in the same period in 2021. The increase was primarily due to new leases at Watersound Origins Crossings apartments and Watercrest senior living community, as well as other new leases. Leasing gross margin increased during the three months ended March 31, 2022 to 58.0%, as compared to 51.8% during the same period in 2021, primarily due to start-up and lease-up expenses for new assets in the prior period.

Timber Revenue and Gross Profit

	Three Months Ended March 31,
	2022	2021

	In millions
Timber revenue	$3.0	$1.6
Gross profit	$2.8	$1.5
Gross margin	93.3%	93.8%

Timber revenue increased $1.4 million, or 87.5%, to $3.0 million during the three months ended March 31, 2022, as compared to $1.6 million in the same period in 2021. The increase was primarily due to an increase in the tons of wood products sold, along with price increases and sales mix of different wood products in the current period. There were 107,000 tons of wood products sold during the three months ended March 31, 2022, as compared to 76,000 tons of wood products sold during the same period in 2021.

Corporate and Other Operating Expenses

	Three Months Ended March 31,
	2022	2021

	In millions
Employee costs	$2.4	$3.8
Property taxes and insurance	1.3	1.4
Professional fees	1.1	0.8
Marketing and owner association costs	0.2	0.7
Occupancy, repairs and maintenance	0.2	0.1
Other miscellaneous	0.4	0.3
Total corporate and other operating expenses	$5.6	$7.1

Corporate and other operating expenses decreased $1.5 million during the three months ended March 31, 2022, as compared to the same period in 2021. The decrease is primarily due to $1.2 million of expense during the three months ended March 31, 2021 to 401(k) plan participants related to the final allocation of surplus assets from the pension plan termination in 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.1 million during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) net unrealized gain or loss related to investments - equity securities, (iii) interest income earned on the time deposit held by SPE and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2022	2021

	In millions
Interest, dividend and accretion income	$0.1	$—
Unrealized loss on investments, net	—	(1.0)
Interest income from investments in special purpose entities	2.0	2.0
Interest earned on notes receivable and other interest	0.2	0.2
Total investment income, net	$2.3	$1.2

Investment income, net increased $1.1 million to $2.3 million for the three months ended March 31, 2022, as compared to $1.2 million in the same period in 2021. The three months ended March 31, 2022 includes unrealized gains related to preferred stock of less than $0.1 million, compared to unrealized losses related to preferred stock of $1.0 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended March 31,
	2022	2021

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2
Other interest expense	1.9	1.4
Total interest expense	$4.1	$3.6

Interest expense increased $0.5 million, or 13.9%, to $4.1 million during the three months ended March 31, 2022, as compared to $3.6 million in the same period in 2021. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures during the three months ended March 31, 2022 and 2021, was $0.5 million and $0.1 million, respectively. The three months ended March 31, 2022, includes a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. Each of the three months ended March 31, 2022 and 2021, also includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other (Expense) Income, Net

Other (expense) income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2022	2021

	In millions
Accretion income from retained interest investments	$0.4	$0.3
Gain on insurance recovery	0.7	0.9
Loss from hurricane damage	—	—
Miscellaneous (expense) income, net	(1.5)	0.1
Other (expense) income, net	$(0.4)	$1.3

Other (expense) income, net decreased $1.7 million to other expense, net of $0.4 million during the three months ended March 31, 2022, as compared to other income, net of $1.3 million in the same period in 2021. The three months ended March 31, 2022 and 2021, includes a gain on insurance recovery of $0.7 million and $0.9 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. See Note 7. Hurricane Michael for additional information. Miscellaneous expense, net during the three months ended March 31, 2022, includes $1.1 million of design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

Income Tax Expense

Income tax expense was $4.5 million during the three months ended March 31, 2022, as compared to $1.0 million during the same period in 2021. Our effective tax rate was 25.3% for the three months ended March 31, 2022, as compared to 24.8% during the same period in 2021.

Our effective rate for the three months ended March 31, 2022, differed from the federal statutory rate of 21.0% primarily due to state income taxes and income tax credits related to our multi-family projects. Our effective rate for the three months ended March 31, 2021, differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent differences. See Note 13. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended March 31,
	2022	2021

	In millions
Revenue:
Real estate revenue	$30.4	$18.8
Hospitality revenue	0.1	0.1
Leasing revenue	0.1	0.1
Other revenue	2.3	1.7
Total revenue	32.9	20.7
Expenses:
Cost of real estate and other revenue	13.7	10.3
Cost of hospitality revenue	0.2	0.2
Cost of leasing revenue	0.1	—
Other operating expenses	0.9	1.6
Depreciation, depletion and amortization	0.1	0.1
Total expenses	15.0	12.2
Operating income	17.9	8.6
Other income (expense):
Investment income, net	0.2	0.2
Interest expense	(0.1)	(0.2)
Gain on contributions to unconsolidated joint ventures	—	0.1
Other expense, net	(0.9)	—
Total other (expense) income, net	(0.8)	0.1
Income before equity in loss from unconsolidated joint ventures and income taxes	$17.1	$8.6

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Hospitality revenue includes some of our short-term vacation rentals. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended March 31, 2022 and 2021, real estate revenue includes estimated homesite residuals of $1.9 million and $1.1 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $0.5 million and $0.6 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	181	$30.3	$12.9	$17.4	57.4%	203	$17.7	$8.7	$9.0	50.8%
Homes	—	—	—	—	—%	2	1.0	0.9	0.1	10.0%
Land sales	N/A	0.1	—	0.1	100.0%	N/A	0.1	—	0.1	100.0%
Total consolidated	181	$30.4	$12.9	$17.5	57.6%	205	$18.8	$9.6	$9.2	48.9%

Unconsolidated
Homes (a)	18					—
Total	199					205
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

Homesites. Revenue from homesite sales increased $12.6 million, or 71.2%, during the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended March 31, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $150,000 and $73,000, respectively. The increase in average revenue per homesite sold during the current period, was due to the mix of sales from different communities. Gross margin increased to 57.4% during the three months ended March 31, 2022, as compared to 50.8% during the same period in 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the three months ended March 31, 2022, we did not have any home sales. During the three months ended March 31, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%.

Land sales. During each of the three months ended March 31, 2022 and 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contributions to unconsolidated joint ventures for each of the three months ended March 31, 2022 and 2021, includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other expense, net for the three months ended March 31, 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended March 31,
	2022	2021

	In millions
Revenue:
Hospitality revenue	$16.2	$13.0
Expenses:
Cost of hospitality revenue	14.7	11.3
Other operating expenses	0.2	—
Depreciation, depletion and amortization	1.8	1.4
Total expenses	16.7	12.7
Operating (loss) income	(0.5)	0.3
Other expense:
Interest expense	(0.2)	—
Other expense, net	(0.2)	—
Total other expense, net	(0.4)	—
(Loss) income before equity in loss from unconsolidated joint ventures and income taxes	$(0.9)	$0.3

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Clubs	$8.8	$2.4	27.3%	$6.3	$1.5	23.8%
Hotel operations, food and beverage operations, short-term vacation rentals and other management services	6.3	(0.7)	(11.1)%	5.3	0.1	1.9%
Other	1.1	(0.2)	(18.2)%	1.4	0.1	7.1%
Total	$16.2	$1.5	9.3%	$13.0	$1.7	13.1%

Revenue from our clubs increased $2.5 million, or 39.7%, during the three months ended March 31, 2022 compared to the same period in 2021. The increase in revenue in the current period was due to increases in the number of members and membership revenue. As of March 31, 2022, Watersound Club had 2,271 members, compared with 1,722 members as of March 31, 2021, an increase of 549 members. Our clubs gross margin increased to 27.3% during the three months ended March 31, 2022, compared to 23.8% during the same period in 2021. The increase in gross margin in the current period was due to the growth of membership and an increase of full-time members utilizing the available activities of the Watersound Club.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $1.0 million, or 18.9%, during the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021. The three months ended March 31, 2022 had a negative gross margin of 11.1%, compared to 1.9% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with Homewood Suites by Hilton Panama City Beach, which opened March 2022, onboarding of staff for future assets currently under construction and an increase in cost of labor and products. The gross margin in the current period was also impacted by construction at the WaterColor Inn, which resulted in several outlets and guest rooms being out of service. The construction is expected to be completed in the summer of 2022, resulting in seven new guest suites, a resort pool and a new dining option.

Revenue from other hospitality operations decreased $0.3 million, or 21.4%, during the three months ended March 31, 2022, as compared to the same period in 2021. The decrease in other hospitality revenue was primarily related to stabilization of The Powder Room revenue, after the grand opening in the first quarter of 2021. Our other hospitality operations had a negative gross margin of 18.2% during the three months ended March 31, 2022, compared to 7.1% during the same period in 2021, primarily due to increased cost and shortages in firearms and ammunition availability. We did not have revenue from our marinas during the three months ended March 31, 2022 and 2021, due to the impact of Hurricane Michael on the marinas. See Note 7. Hurricane Michael for additional information.

Other operating expenses include salaries and benefits, professional fees, property taxes and other administrative expenses.

The increase of $0.4 million in depreciation, depletion and amortization expense during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended March 31,
	2022	2021

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$4.6	$3.8
Multi-family leasing revenue	3.0	1.6
Senior living leasing revenue	1.0	0.2
Total leasing revenue	8.6	5.6
Commercial and rural real estate revenue	3.6	—
Timber revenue	3.0	1.6
Total revenue	15.2	7.2
Expenses:
Cost of leasing revenue	3.5	2.7
Cost of commercial and rural real estate revenue	1.1	—
Cost of timber revenue	0.2	0.1
Other operating expenses	1.1	0.9
Depreciation, depletion and amortization	3.0	2.3
Total expenses	8.9	6.0
Operating income	6.3	1.2
Other (expense) income:
Interest expense	(1.6)	(1.2)
Gain on contributions to unconsolidated joint ventures	0.4	—
Other expense, net	(0.3)	—
Total other expense, net	(1.5)	(1.2)
Income before equity in loss from unconsolidated joint ventures and income taxes	$4.8	$—

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Leasing
Commercial leasing	$4.6	$3.1	67.4%	$3.8	$2.5	65.8%
Multi-family leasing	3.0	2.0	66.7%	1.6	1.0	62.5%
Senior living leasing	1.0	—	—%	0.2	(0.6)	(300.0)%
Total leasing	8.6	5.1	59.3%	5.6	2.9	51.8%
Commercial and rural real estate	3.6	2.5	69.4%	—	—	—%
Timber	3.0	2.8	93.3%	1.6	1.5	93.8%
Total	$15.2	$10.4	68.4%	$7.2	$4.4	61.1%

Total leasing revenue increased $3.0 million, or 53.6%, during the three months ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to new leases at Watersound Origins Crossings apartments and Watercrest senior living community, as well as other new leases. Total leasing gross margin increased during the three months ended March 31, 2022 to 59.3%, as compared to 51.8% during the same period in 2021, primarily due to start-up and lease-up expenses for new assets in the prior period. As of March 31, 2022, we had net rentable square feet of approximately 981,000, of which approximately 883,000 square feet was under lease. As of March 31, 2021, we had net rentable square feet of approximately 907,000, of which approximately 780,000 square feet was under lease. As of March 31, 2022, we had 910 multi-family and senior living units leased, compared to 421 multi-family and senior living units leased as of March 31, 2021.

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the three months ended March 31, 2022, we had six commercial and rural real estate sales of approximately 13 acres for $3.3 million and land improvement services of $0.3 million, together resulting in a gross margin of approximately 69.4%. During the three months ended March 31, 2021, we had one commercial and rural real estate sale totaling approximately one acre for less than $0.1 million. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased $1.4 million, or 87.5%, to $3.0 million during the three months ended March 31, 2022, as compared to $1.6 million during the same period in 2021. The increase is primarily due to an increase in the tons of wood products sold, along with price increases and sales mix of different wood products in the current period. There were 107,000 tons of wood products sold during the three months ended March 31, 2022, as compared to 76,000 tons of wood products sold during the same period in 2021. The average price of wood product sold increased to $26.63 per ton during the three months ended March 31, 2022, as compared to $18.94 per ton during the same period in 2021.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended March 31,
	2022		2021
Pine pulpwood	56,000	52.3%	41,000	54.0%
Pine sawtimber	48,000	44.9%	31,000	40.8%
Pine grade logs	2,000	1.9%	3,000	3.9%
Other	1,000	0.9%	1,000	1.3%
Total	107,000	100.0%	76,000	100.0%

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.7 million in depreciation, depletion and amortization expense during the three months ended March 31, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Gain on contributions to unconsolidated joint ventures for the three months ended March 31, 2022, includes a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures for additional information.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $151.3 million, compared to $159.1 million as of December 31, 2021. As of March 31, 2022, we also had investments - equity securities in preferred stock investments of $0.5 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments for additional information regarding our investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, capital contributions to JVs, Latitude JV Note commitment, authorized stock repurchases and authorized dividends for the next twelve months.

During the three months ended March 31, 2022, we incurred a total of $79.0 million for capital expenditures, which includes $25.9 million for our residential segment, $25.8 million for our commercial segment, $27.2 million for our hospitality segment and $0.1 million for corporate expenditures. As of March 31, 2022, we had a total of $220.1 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of March 31, 2022 and December 31, 2021, we had various loans outstanding totaling $262.1 million and $227.5 million, respectively, with maturities from May 2022 through March 2064. The weighted average rate on our variable rate loans as of March 31, 2022 was 2.9%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In October 2015, the Pier Park North JV entered into a $48.2 million loan. As of March 31, 2022 and December 31, 2021, $43.3 million and $43.6 million, respectively, was outstanding on the PPN JV Loan. The PPN JV Loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the PPN JV Loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument;

upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In May 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of March 31, 2022 and December 31, 2021, $35.6 million and $35.7 million, respectively, was outstanding on the PPC JV Loan. The PPC JV Loan bears interest at a rate of 3.1% and matures in June 2060. The PPC JV Loan may not be prepaid prior to September 1, 2022 and if any additional principal is prepaid from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10%. The PPC JV Loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In May 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. In January 2022, the Watersound Origins Crossings JV entered into a modification that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to SOFR plus 2.8%, with a floor of 3.3% and provides for payments of interest only with a final balloon payment at maturity in May 2024. As of March 31, 2022 and December 31, 2021, $44.0 million and $37.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The Watersound Origins Crossings JV Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Origins Crossings JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, we may request a reduction of our liability under the Watersound Origins Crossings JV Loan to either 50% or 25% of the outstanding principal amount based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In June 2019, the Watercrest JV entered into a $22.5 million loan. As of March 31, 2022 and December 31, 2021, $20.3 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The Watercrest JV Loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The Watercrest JV Loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the Watercrest JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In August 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of March 31, 2022 and December 31, 2021, $5.1 million and $5.2 million, respectively, was outstanding on the Beckrich Building III Loan. The Beckrich Building III Loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The Beckrich Building III Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Beckrich Building III Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In October 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of March 31, 2022 and December 31, 2021, $17.3 million and $17.4 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan matures in October 2024 and bears interest at a rate of LIBOR plus 2.1%. The PPC II JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the PPC II JV Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the PPC II JV Loan. As guarantor, our liability under the PPC II JV Loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information. The Pier Park Crossings Phase II JV is in the process of refinancing the PPC II JV Loan, which will be a HUD insured loan.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of both March 31, 2022 and December 31, 2021, $14.6 million was outstanding on the Airport Hotel Loan. The Airport Hotel Loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The Airport Hotel Loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the Airport Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests. As of March 31, 2022 and December 31, 2021, $20.1 million and $14.7 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The Pier Park Resort Hotel JV Loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. The Pier Park Resort Hotel JV Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the Pier Park Resort Hotel JV Loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan. As of March 31, 2022 and December 31, 2021, $13.7 million and $11.8 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The Breakfast Point Hotel Loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.8% through November 2022, 3.3% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.3% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.8% throughout the term of the loan. The Breakfast Point Hotel Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Breakfast Point Hotel Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan. As of both March 31, 2022 and December 31, 2021, $4.7 million was outstanding on the Self-Storage Facility Loan. The Self-Storage Facility Loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The Self-Storage Facility Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Self-Storage Facility Loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the Self-Storage Facility Loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan. As of March 31, 2022 and December 31, 2021, $10.3 million and $7.5 million, respectively, was outstanding on the Lodge 30A JV Hotel Loan. The Lodge 30A JV Hotel Loan bears interest at a rate of 3.8% and matures in January 2028. The Lodge 30A JV Hotel Loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the Lodge 30A JV Hotel Loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan. As of March 31, 2022 and December 31, 2021, $5.1 million and $1.3 million, respectively, was outstanding on the North Bay Landing Apartments Loan. The North Bay Landing Apartments Loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the North Bay Landing Apartments Loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The North Bay Landing Apartments Loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The North Bay Landing Apartments Loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the North Bay Landing Apartments Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, our liability under the North Bay Landing Apartments Loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan. As of March 31, 2022 and December 31, 2021, $10.3 million and $3.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The Watersound Camp Creek Loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The Watersound Camp Creek Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Camp Creek Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, our liability under the Watersound Camp Creek Loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan. As of March 31, 2022 and December 31, 2021, $4.5 million and $0.6 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The Watersound Town Center Grocery Loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The Watersound Town Center Grocery Loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the Watersound Town Center Grocery Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, our liability under the Watersound Town Center Grocery Loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan. As of March 31, 2022 and December 31, 2021, there was no principal balance outstanding on the Hotel Indigo Loan. The Hotel Indigo Loan bears interest at a rate of LIBOR plus 2.6%, with a floor of 2.6%, through October 2023 and LIBOR plus 2.4%, with a floor of 2.4%, from November 2023 through maturity. The Hotel Indigo Loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The Hotel Indigo Loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the Hotel Indigo Loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. See Note 10. Debt, Net for additional information.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida. As of March 31, 2022, $4.2 million was outstanding on the Mexico Beach Crossings JV Loan. The Mexico Beach Crossings JV Loan bears interest at a rate of 3.0% and matures in March 2064. The Mexico Beach Crossings JV Loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The Mexico Beach Crossings JV Loan is secured by the Mexico Beach Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $4.9 million as of March 31, 2022. Total outstanding CDD debt related to our land holdings was $14.0 million as of March 31, 2022, which was comprised of $11.8 million at SouthWood, $2.2 million at the existing Pier Park retail center and less than $0.1 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of March 31, 2022, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound Apartments JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of March 31, 2022, there was no principal balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The Latitude JV Note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the three months ended March 31, 2022 and 2021, we did not repurchase shares of our common stock outstanding. See Note 15. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $14.1 million for the installment notes monetized through March 31, 2022. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts.

As of March 31, 2022 and December 31, 2021, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $37.3 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $16.8 million and $12.9 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $10.8 million and $9.3 million as of March 31, 2022 and December 31, 2021, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2022	2021

	In millions
Net cash provided by operating activities	$19.8	$9.8
Net cash used in investing activities	(81.3)	(71.1)
Net cash provided by financing activities	28.9	7.1
Net decrease in cash, cash equivalents and restricted cash	(32.6)	(54.2)
Cash, cash equivalents and restricted cash at beginning of the period	74.4	110.1
Cash, cash equivalents and restricted cash at end of the period	$41.8	$55.9

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized (gain) loss on investments, net, equity in loss from unconsolidated joint ventures, net of distributions, deferred income tax expense, cost of real estate sold and gain on contributions to unconsolidated joint ventures. Net cash provided by operations was $19.8 million during the three months ended March 31, 2022, as compared to $9.8 million during the same period in 2021. The increase in net cash provided by operating activities was primarily due to increased net income and the changes in cost of real estate sold and other assets, partially offset by expenditures for and acquisition of real estate to be sold and the change in deferred revenue during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by SPEs. During the three months ended March 31, 2022, net cash used in investing activities was $81.3 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $74.4 million and capital contributions to unconsolidated joint ventures of $0.1 million, partially offset by proceeds from insurance claims of $0.7 million, maturities of investments of $45.0 million, capital distributions from unconsolidated joint venture of $0.2 million and maturities of assets held by SPEs of $0.4 million. During the three months ended March 31, 2021, net cash used in investing activities was $71.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $85.0 million and capital contributions to unconsolidated joint ventures of $2.5 million, partially offset by proceeds from insurance claims of $0.9 million, maturities of investments of $39.0 million, sales of investments of $1.2 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $53.1 million and $25.1 million, during the three months ended March 31, 2022 and 2021, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $28.9 million, compared to $7.1 million during the same period in 2021. Net cash provided by financing activities during the three months ended March 31, 2022 included capital contribution from non-controlling interest of $2.0 million and borrowings on debt of $35.1 million, partially offset by capital distributions to non-controlling interest of $0.7 million, dividends paid of $5.9 million, principal payments for debt of $0.5 million and debt issuance costs of $1.1 million. Net cash provided by financing activities during the three months ended March 31, 2021 included capital contribution from non-controlling interest of $1.7 million and borrowings on debt of $11.3 million, partially offset by capital distributions to non-controlling interest of $0.3 million, dividends paid of $4.7 million, principal payments for debt of $0.4 million and debt issuance costs of $0.5 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2022.

Forward-Looking Statements

This quarterly report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar expressions concerning matters that are not historical facts.

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: the potential impacts of the ongoing COVID-19 pandemic; our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our joint venture partners to effectively manage the day-to-day activities of our joint venture projects; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; reductions in travel and other risks inherent to the hospitality industry; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions, including the recovery of insurance claims for losses related to Hurricane Michael; the actual or perceived threat of climate change; the seasonality of our business; our ability to obtain adequate insurance for our properties or rising insurance costs; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny could negatively impact our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; interest rate fluctuations; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 6 of our most recent annual report on Form 10-K and from time to time in our subsequent filings with the SEC . We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this quarterly report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.7 million in the market value of these investments as of March 31, 2022. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of March 31, 2022, approximately 99% of our total Securities were rated AA or better.

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

The amount of interest expense on some of our project financing is based on LIBOR and SOFR. Based on the outstanding balance of these loans as of March 31, 2022, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.4 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity. In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. Refer to Note 19. Commitments and Contingencies, for further discussion.

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to our Risk Factors as previously reported.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
*10.1	Form of Restricted Stock Award (Executive Officers).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	April 27, 2022	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 27, 2022	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)