Form 10-Q
period 2022-06-30
ST JOE Co
filed 2022-07-27
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 25, 2022, there were 58,907,744 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$819,618	$690,113
Investment in unconsolidated joint ventures	54,086	52,027
Cash and cash equivalents	21,851	70,162
Investments - debt securities	113,777	88,956
Other assets	69,882	70,235
Property and equipment, net of accumulated depreciation of $64,240 and $64,251 as of June 30, 2022 and December 31, 2021, respectively	35,445	31,145
Investments held by special purpose entities	205,166	205,513
Total assets	$1,319,825	$1,208,151
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$291,471	$223,034
Other liabilities	86,343	67,985
Deferred revenue	38,977	36,207
Deferred tax liabilities, net	77,884	77,259
Senior Notes held by special purpose entity	177,710	177,566
Total liabilities	672,385	582,051

Commitments and contingencies (Note 19)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,912,504 and 58,882,549 issued at June 30, 2022 and December 31, 2021, respectively; and 58,907,744 and 58,882,549 outstanding at June 30, 2022 and December 31, 2021, respectively	297,021	296,873
Retained earnings	329,593	310,925
Accumulated other comprehensive income (loss)	1,084	(389)
Treasury stock at cost, 4,760 shares held at June 30, 2022	(180)	—
Total stockholders’ equity	627,518	607,409
Non-controlling interest	19,922	18,691
Total equity	647,440	626,100
Total liabilities and equity	$1,319,825	$1,208,151

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of June 30, 2022 and December 31, 2021, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of June 30, 2022, condensed consolidated balances attributable to the Company’s consolidated joint ventures also includes Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the consolidated joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	June 30,	December 31,
	2022	2021
ASSETS
Investment in real estate	$238,979	$206,565
Cash and cash equivalents	7,220	10,564
Other assets	22,612	17,392
Investments held by special purpose entities	205,166	205,513
Total assets	$473,977	$440,034
LIABILITIES
Debt, net	$210,099	$173,531
Other liabilities	18,844	17,602
Deferred revenue	217	234
Senior Notes held by special purpose entity	177,710	177,566
Total liabilities	$406,870	$368,933

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Real estate revenue	$28,027	$41,063	$64,801	$62,116
Hospitality revenue	29,556	22,627	45,877	35,694
Leasing revenue	9,345	6,371	18,167	11,966
Timber revenue	1,322	2,178	4,276	3,769
Total revenue	68,250	72,239	133,121	113,545
Expenses:
Cost of real estate revenue	12,800	14,052	28,095	24,595
Cost of hospitality revenue	21,411	15,437	36,279	26,933
Cost of leasing revenue	3,998	2,527	7,650	5,191
Cost of timber revenue	255	243	404	384
Corporate and other operating expenses	5,515	5,106	11,172	12,175
Depreciation, depletion and amortization	5,466	4,124	10,492	7,978
Total expenses	49,445	41,489	94,092	77,256
Operating income	18,805	30,750	39,029	36,289
Other income (expense):
Investment income, net	2,496	1,287	4,796	2,482
Interest expense	(4,071)	(3,854)	(8,224)	(7,525)
Gain on contributions to unconsolidated joint ventures	89	3,169	571	3,290
Other income, net	4,285	972	3,917	2,266
Total other income, net	2,799	1,574	1,060	513
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	21,604	32,324	40,089	36,802
Equity in income (loss) from unconsolidated joint ventures	1,430	(601)	934	(1,070)
Income tax expense	(5,945)	(7,699)	(10,480)	(8,751)
Net income	17,089	24,024	30,543	26,981
Net (income) loss attributable to non-controlling interest	(50)	200	(92)	439
Net income attributable to the Company	$17,039	$24,224	$30,451	$27,420

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.29	$0.41	$0.52	$0.47
Diluted	$0.29	$0.41	$0.52	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,882,392	58,882,549	58,882,470	58,882,549
Diluted	58,887,440	58,882,549	58,885,046	58,882,549

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income:	$17,089	$24,024	$30,543	$26,981
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments	(334)	(3)	(656)	(5)
Interest rate swaps	805	(48)	3,113	109
Interest rate swap - unconsolidated joint venture	(5)	(46)	308	134
Reclassification of net realized (gain) loss included in earnings	(11)	82	136	98
Total before income taxes	455	(15)	2,901	336
Income tax (expense) benefit	(56)	4	(501)	(85)
Total other comprehensive income (loss), net of tax	399	(11)	2,400	251
Total comprehensive income, net of tax	17,488	24,013	32,943	27,232
Total comprehensive (income) loss attributable to non-controlling interest	(285)	200	(1,019)	439
Total comprehensive income attributable to the Company	$17,203	$24,213	$31,924	$27,671

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at March 31, 2022	58,908,143	$296,915	$318,448	$920	$—	$20,749	$637,032
Capital distribution to non-controlling interest	—	—	—	—	—	(1,112)	(1,112)
Issuance of restricted stock	4,361	—	—	—	—	—	—
Stock based compensation expense	—	106	—	—	—	—	106
Repurchase of common shares	(4,760)	—	—	—	(180)	—	(180)
Dividends ($0.10 per share)	—	—	(5,894)	—	—	—	(5,894)
Other comprehensive income, net of tax	—	—	—	164	—	235	399
Net income	—	—	17,039	—	—	50	17,089
Balance at June 30, 2022	58,907,744	$297,021	$329,593	$1,084	$(180)	$19,922	$647,440

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Loss	Stock	Interest	Total
Balance at March 31, 2021	58,882,549	$296,873	$253,701	$(1,210)	$—	$18,740	$568,104
Capital contribution from non-controlling interest	—	—	—	—	—	1,443	1,443
Capital distribution to non-controlling interest	—	—	—	—	—	(334)	(334)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive loss, net of tax	—	—	—	(11)	—	—	(11)
Net income	—	—	24,224	—	—	(200)	24,024
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Capital contributions from non-controlling interest	—	—	—	—	—	2,035	2,035
Capital distributions to non-controlling interest	—	—	—	—	—	(1,823)	(1,823)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	148	—	—	—	—	148
Repurchase of common shares	(4,760)	—	—	—	(180)	—	(180)
Dividends ($0.20 per share)	—	—	(11,783)	—	—	—	(11,783)
Other comprehensive income, net of tax	—	—	—	1,473	—	927	2,400
Net income	—	—	30,451	—	—	92	30,543
Balance at June 30, 2022	58,907,744	$297,021	$329,593	$1,084	$(180)	$19,922	$647,440

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contributions from non-controlling interest	—	—	—	—	—	3,188	3,188
Capital distributions to non-controlling interest	—	—	—	—	—	(653)	(653)
Dividends ($0.16 per share)	—	—	(9,422)	—	—	—	(9,422)
Other comprehensive income, net of tax	—	—	—	251	—	—	251
Net income	—	—	27,420	—	—	(439)	26,981
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$30,543	$26,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	10,492	7,978
Stock based compensation	148	—
Gain on sale of investments	—	(17)
Unrealized (gain) loss on investments, net	(60)	2,010
Equity in (income) loss from unconsolidated joint ventures, net of distributions	(771)	1,070
Deferred income tax expense	124	4,464
Cost of real estate sold	26,045	22,607
Expenditures for and acquisition of real estate to be sold	(48,790)	(14,673)
Accretion income and other	(733)	(407)
Loss on disposal of property and equipment	21	48
Gain on contributions to unconsolidated joint ventures	(571)	(3,290)
Gain on insurance for damage to property and equipment, net	(3,311)	(1,384)
Loss on extinguishment of debt	145	—
Changes in operating assets and liabilities:
Other assets	6,574	(6,656)
Deferred revenue	2,705	2,756
Other liabilities	6,444	5,709
Net cash provided by operating activities	29,005	47,196
Cash flows from investing activities:
Expenditures for operating property	(106,347)	(67,742)
Expenditures for property and equipment	(2,788)	(1,666)
Proceeds from the disposition of assets	17	26
Proceeds from insurance claims	3,311	1,384
Purchases of investments - debt securities	(94,174)	(107,963)
Maturities of investments - debt securities	69,000	46,000
Sales of investments - debt securities	—	36
Sales of investments - equity securities	—	298
Sales of restricted investments	—	1,173
Capital contributions to unconsolidated joint ventures	(142)	(9,708)
Capital distributions from unconsolidated joint ventures	562	50
Maturities of assets held by special purpose entities	413	416
Net cash used in investing activities	(130,148)	(137,696)
Cash flows from financing activities:
Capital contributions from non-controlling interest	2,035	3,188
Capital distributions to non-controlling interest	(1,821)	(653)
Repurchase of common shares	(180)	—
Dividends paid	(11,777)	(9,422)
Borrowings on debt	88,754	26,380
Principal payments for debt	(18,859)	(1,361)
Principal payments for finance leases	(65)	(46)
Debt issuance costs	(1,698)	(931)
Net cash provided by financing activities	56,389	17,155
Net decrease in cash, cash equivalents and restricted cash	(44,754)	(73,345)
Cash, cash equivalents and restricted cash at beginning of the period	74,400	110,119
Cash, cash equivalents and restricted cash at end of the period	$29,646	$36,774

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

	June 30,	June 30,
	2022	2021
Cash and cash equivalents	$21,851	$33,336
Restricted cash included in other assets	7,795	3,438
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$29,646	$36,774

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Six Months Ended
	June 30,
	2022	2021
Cash paid during the period for:
Interest, net of amounts capitalized	$7,792	$6,317
Income taxes	$6,661	$4,470

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$(1,319)	$(4,423)
Decrease in Community Development District debt	$(170)	$(480)
Transfers of operating property to property and equipment	$5,549	$7,360
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$11,774	$4,948
Unrealized gain on cash flow hedges	$3,557	$356

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2021 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2021 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

Throughout the first half of 2022, the Company continued to generate positive financial results, with revenue exceeding the first six months of 2021 across each segment. While macro-economic factors such as the COVID-19 pandemic, geopolitical conflicts, inflation, supply chain disruptions and rising interest rates have created economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across the Company’s segments, the Company also continues to feel the impact from the aforementioned macro-economic factors, including supply chain disruptions and cost increases, which, for example, have extended homesite and home deliveries in certain residential communities and increased operating costs. However, these delays generally have not resulted in increased cancellation rates, and therefore only impact the timing of revenue recognition. In addition, given the diverse portfolio of residential holdings, the mix of sales from different communities may impact revenue and margins period over period. Across the segment, residential backlog continues to grow with a record number of homesites and homes under contract, and demand continues to exceed supply. For further discussion of the potential impacts on our business from the COVID-19 pandemic and other macro-economic factors, see Part IA, Risk Factors within our 2021 Annual Report.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of June 30, 2022, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2022 the Company had $3.2 million invested in U.S. Treasury Money Market Funds, $113.8 million invested in U.S. Treasury Bills classified as investments – debt securities, and $0.5 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the three and six months ended June 30, 2022, the Company had unvested shares of restricted stock of 4,361 and 29,955, respectively. As of June 30, 2021, there were no outstanding common stock equivalents. For the three and six months ended June 30, 2021, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$17,039	$24,224	$30,451	$27,420

Shares
Weighted average shares outstanding - basic	58,882,392	58,882,549	58,882,470	58,882,549
Incremental shares from restricted stock	5,048	—	2,576	—
Weighted average shares outstanding - diluted	58,887,440	58,882,549	58,885,046	58,882,549

Net income per share attributable to the Company
Basic income per share	$0.29	$0.41	$0.52	$0.47
Diluted income per share	$0.29	$0.41	$0.52	$0.47

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The new guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Interbank Offered Rate (“LIBOR”) or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2022, as reference rate activities occur. In June 2022, one of the Company’s debt agreements that referenced LIBOR was amended to an alternative rate, ASU 2020-04 was applied at the time of this modification and there was no impact on the Company’s financial condition, results of operations and cash flows. See Note 10. Debt, Net for additional information. There is no current additional impact to the Company from this guidance and the Company will consider the impact on its financial condition, results of operations and cash flows if there are additional modifications to existing agreements.

3. Investment in Real Estate

Real estate, excluding unconsolidated JVs, by property type and segment includes the following:

	June 30,	December 31,
	2022	2021
Development property:
Residential	$136,917	$122,404
Hospitality	172,584	137,089
Commercial	129,924	85,931
Other	3,296	3,232
Total development property	442,721	348,656

Operating property:
Residential	7,854	7,854
Hospitality	156,218	124,449
Commercial	306,196	296,193
Other	127	127
Total operating property	470,395	428,623
Less: Accumulated depreciation	93,498	87,166
Total operating property, net	376,897	341,457
Investment in real estate, net	$819,618	$690,113

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rentals, a marina and other operations. Commercial operating property includes property developed or purchased by the Company and used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental, vacation rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of June 30, 2022 and December 31, 2021, operating property, net related to operating leases was $237.8 million and $230.0 million, respectively.

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease apartments in Mexico Beach, Florida. The JV parties are working together to develop and construct the 216-unit apartment community. The community is located on land that was contributed to the JV by the Company. As of June 30, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, Watersound Management, LLC (“Watersound Management JV”), the Company’s unconsolidated JV, will be responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of June 30, 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. As of June 30, 2022 and December 31, 2021, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The JV parties are working together to develop and construct the 255-room hotel. As of June 30, 2022 and December 31, 2021, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of June 30, 2022 and December 31, 2021, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of June 30, 2022 and December 31, 2021, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease apartments near the entrance to the Watersound Origins residential community. Construction of the 217-unit apartment community was completed in the fourth quarter of 2021. As of June 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company has significant involvement in the design of the development and approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2022 and December 31, 2021, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2022 and December 31, 2021.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	June 30,	December 31,
	2022	2021
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$30,627	$30,040
Sea Sound JV	10,413	10,333
Watersound Fountains Independent Living JV	7,508	7,508
Pier Park TPS JV	2,306	1,961
Busy Bee JV	2,028	1,621
Electric Cart Watersound JV (a)	665	—
Watersound Management JV	539	564
Total investment in unconsolidated joint ventures	$54,086	$52,027

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (b) (c)	$19,658	$7,147
Sea Sound JV	38,742	35,047
Watersound Fountains Independent Living JV (c)	11,379	66
Pier Park TPS JV (c)	13,974	14,124
Busy Bee JV	6,164	6,317
Total outstanding debt of unconsolidated JVs	$89,917	$62,701
(a)	JV was formed in February 2022.
(b)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 19. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement in the unconsolidated joint ventures as of June 30, 2022 was $78.8 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments.

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$945	$(959)	$322	$(1,601)
Sea Sound JV	97	(31)	80	(33)
Pier Park TPS JV	178	419	103	372
Busy Bee JV	210	(31)	407	191
Electric Cart Watersound JV (a)	(19)	—	(19)	—
Watersound Management JV	19	1	41	1
Total equity in income (loss) from unconsolidated joint ventures	$1,430	$(601)	$934	$(1,070)
(a)	JV was formed in February 2022.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	June 30, 2022
	Latitude Margaritaville Watersound JV		Sea Sound JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate	$98,131	(a)	$53,695	$29,944	$15,829	$7,776	$1,469	$—	$206,844
Cash and cash equivalents	8,053		2,709	160	2,403	947	598	69	14,939
Other assets	2,145		193	10	485	2,098	15	19	4,965
Total assets	$108,329		$56,597	$30,114	$18,717	$10,821	$2,082	$88	$226,748

LIABILITIES AND EQUITY
Debt, net	$19,417		$38,627	$10,747	$13,685	$6,114	$—	$—	$88,590
Other liabilities	62,953		579	5,411	431	659	854	—	70,887
Equity	25,959		17,391	13,956	4,601	4,048	1,228	88	67,271
Total liabilities and equity	$108,329		$56,597	$30,114	$18,717	$10,821	$2,082	$88	$226,748
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

	December 31, 2021
	Latitude Margaritaville Watersound JV		Sea Sound JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (b)	Watersound Management JV	Total
ASSETS
Investment in real estate	$54,034	(a)	$53,775	$17,003	$16,561	$8,005	$—	$—	$149,378
Cash and cash equivalents	12,541		760	240	1,913	855	—	138	16,447
Other assets	1,761		210	187	433	1,044	—	—	3,635
Total assets	$68,336		$54,745	$17,430	$18,907	$9,904	$—	$138	$169,460

LIABILITIES AND EQUITY
Debt, net	$7,147		$34,834	$66	$13,839	$6,256	$—	$—	$62,142
Other liabilities	36,419		2,653	3,408	1,147	405	—	—	44,032
Equity	24,770		17,258	13,956	3,921	3,243	—	138	63,286
Total liabilities and equity	$68,336		$54,745	$17,430	$18,907	$9,904	$—	$138	$169,460
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	JV was formed in February 2022.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended June 30, 2022
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total

Total revenue	$24,605	$1,543	$—	$1,788	$5,678	$—	$292	$33,906
Expenses:
Cost of revenue	19,814	476	—	783	4,782	—	254	26,109
Other operating expenses	2,806	74	—	99	570	39	—	3,588
Depreciation and amortization	94	482	—	363	115	—	—	1,054
Total expenses	22,714	1,032	—	1,245	5,467	39	254	30,751
Operating income (loss)	1,891	511	—	543	211	(39)	38	3,155
Other (expense) income:
Interest expense	(111)	(349)	—	(190)	(46)	—	—	(696)
Other income, net	—	—	—	3	304	—	—	307
Total other (expense) income	(111)	(349)	—	(187)	258	—	—	(389)
Net income (loss)	$1,780	$162	$—	$356	$469	$(39)	$38	$2,766
(a)	The project is under construction with no income or loss for the three months ended June 30, 2022.

	Three Months Ended June 30, 2021
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (b)	Watersound Management JV	Total

Total revenue	$—	$21	$—	$2,284	$4,806	$—	$62	$7,173
Expenses:
Cost of revenue	—	—	—	816	3,779	—	60	4,655
Other operating expenses	1,738	68	—	79	555	—	—	2,440
Depreciation and amortization	60	—	—	358	116	—	—	534
Total expenses	1,798	68	—	1,253	4,450	—	60	7,629
Operating (loss) income	(1,798)	(47)	—	1,031	356	—	2	(456)
Other (expense) income:
Interest expense	(40)	—	—	(193)	(44)	—	—	(277)
Other expense, net	—	—	—	—	(218)	—	—	(218)
Total other expense	(40)	—	—	(193)	(262)	—	—	(495)
Net (loss) income	$(1,838)	$(47)	$—	$838	$94	$—	$2	$(951)
(a)	The project was under construction with no income or loss for the three months ended June 30, 2021.
(b)	The JV was formed in February 2022.

	Six Months Ended June 30, 2022
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total

Total revenue	$31,745	$2,697	$—	$2,912	$9,382	$—	$544	$47,280
Expenses:
Cost of revenue	25,540	909	—	1,415	7,928	—	462	36,254
Other operating expenses	5,387	161	—	192	1,006	39	—	6,785
Depreciation and amortization	150	833	—	725	230	—	—	1,938
Total expenses	31,077	1,903	—	2,332	9,164	39	462	44,977
Operating income (loss)	668	794	—	580	218	(39)	82	2,303
Other (expense) income:
Interest expense	(111)	(661)	—	(377)	(91)	—	—	(1,240)
Other income, net	—	—	—	4	702	—	—	706
Total other (expense) income	(111)	(661)	—	(373)	611	—	—	(534)
Net income (loss)	$557	$133	$—	$207	$829	$(39)	$82	$1,769
(a)	The project is under construction with no income or loss for the six months ended June 30, 2022.

	Six Months Ended June 30, 2021
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Busy Bee JV	Electric Cart Watersound JV (b)	Watersound Management JV	Total

Total revenue	$—	$21	$—	$3,221	$7,598	$—	$62	$10,902
Expenses:
Cost of revenue	—	—	—	1,251	6,026	—	60	7,337
Other operating expenses	2,937	71	—	157	1,017	—	—	4,182
Depreciation and amortization	60	—	—	717	231	—	—	1,008
Total expenses	2,997	71	—	2,125	7,274	—	60	12,527
Operating (loss) income	(2,997)	(50)	—	1,096	324	—	2	(1,625)
Other (expense) income:
Interest expense	(80)	—	—	(351)	(97)	—	—	(528)
Other income, net	—	—	—	—	256	—	—	256
Total other (expense) income	(80)	—	—	(351)	159	—	—	(272)
Net (loss) income	$(3,077)	$(50)	$—	$745	$483	$—	$2	$(1,897)
(a)	The project was under construction with no income or loss for the six months ended June 30, 2021.
(b)	The JV was formed in February 2022.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes and town center amenities. As of June 30, 2022, the Latitude Margaritaville Watersound JV had 605 homes under contract and has completed 130 home sale transactions of the total estimated 3,500 homes in the community. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements total $35.0 million. As of June 30, 2022 and December 31, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $30.6 million and $30.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements, equity in loss, return of land contribution and interest related to the revolving promissory note receivable. The initial present value of the land contribution of $16.6 million, was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.8% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of June 30, 2022, the Company completed $5.6 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. As of June 30, 2022 and December 31, 2021, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of June 30, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound JV

FDSJ Eventide, LLC (“Sea Sound JV”) was formed in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of June 30, 2022 and December 31, 2021, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound JV Loan”). The Sea Sound JV Loan bears interest at LIBOR plus 2.2% and matures in January 2024. The loan is secured by the real property, all assets of the borrower, assignment of leases and rents and the security interest in the rents and personal property. The Company’s JV partner is the sole guarantor of the Sea Sound JV Loan. As of June 30, 2022 and December 31, 2021, $38.7 million and $35.0 million, respectively, was outstanding on the Sea Sound JV Loan.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community near the

Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of June 30, 2022 and December 31, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS, LLC

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of June 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI, LLC

Pier Park RI, LLC (“Pier Park RI JV”) was formed in May 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. As of June 30, 2022, the JV did not have activity. The land transfer and capital contributions from the JV parties are expected to occur in the third quarter of 2022. As of June 30, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Pier Park TPS JV is accounted for using the equity method.

SJBB, LLC

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. As of June 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In November 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property, assignment of rents and leases and a security interest in the construction contract and management agreement. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap was effective November 12, 2020 and matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of June 30, 2022 and December 31, 2021, $5.2 million and $5.3 million, was outstanding on the Busy Bee JV Construction Loan. As of June 30, 2022 and December 31, 2021, $1.0 million and $1.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

SJECC, LLC

SJECC, LLC (“Electric Cart Watersound JV”) was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Panama City Beach, Florida. This land was contributed to the JV by the Company in February 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The Watersound West Bay Center location is currently under development. The JV is operating from temporary facilities. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property to be leased to the JV by the Company. As of June 30, 2022, the Company owned a 51% interest in the JV. The Company is currently responsible for the construction activities of the JV, but once operational, the Company’s JV partner will manage the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method.

Watersound Management JV

Watersound Management, LLC was formed in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of June 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	June 30, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$114,443	$—	$(666)	$113,777

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$88,966	$1	$(11)	$88,956

During the three and six months ended June 30, 2022, the Company did not have any realized gains or losses or proceeds from the sale of available-for-sale securities. During the six months ended June 30, 2022, maturities of available-for-sale securities were $69.0 million and purchases of available-for-sale securities were $94.2 million.

During the three months ended June 30, 2021, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the six months ended June 30, 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $46.0 million and purchases of available-for sale securities were $108.0 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	June 30, 2022				December 31, 2021
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$113,777	$666	$—	$—	$43,959	$11	$—	$—

As of June 30, 2022, the Company had unrealized losses of $0.7 million related to U.S. Treasury Bills. As of December 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of June 30, 2022 and December 31, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with an unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$114,443	$113,777

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of June 30, 2022, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 41.5% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$3,240	$—	$—	$3,240
	3,240	—	—	3,240

Investments - debt securities:
U.S. Treasury Bills	113,777	—	—	113,777
	113,777	—	—	113,777

Investments - equity securities:
Preferred stock	—	510	—	510
	—	510	—	510
	$117,017	$510	$—	$117,527

	December 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$40,412	$—	$—	$40,412
U.S. Treasury Bills	4,000	—	—	4,000
	44,412	—	—	44,412

Investments - debt securities:
U.S. Treasury Bills	88,956	—	—	88,956
	88,956	—	—	88,956

Investments - equity securities:
Preferred stock	—	450	—	450
	—	450	—	450
	$133,368	$450	$—	$133,818

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset (Liability) Fair Value		Value	Consolidated
Description	Date	Date	Rate	June 30, 2022	June 30, 2022	December 31, 2021	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	12/10/2022	4/12/2027	3.2%	$42.0	$3,090	$558	2	Other assets
Watercrest JV Loan (a) (b)	6/1/2021	6/1/2024	4.4%	$—	$—	$(634)	2	Other liabilities
Pier Park TPS JV Loan (c)	1/14/2021	1/14/2026	5.2%	$14.0	$45	$(436)	2	Investment in unconsolidated joint ventures
(a)	See Note 10. Debt, Net for additional information.
(b)	In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the three and six months ended June 30, 2022.
(c)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into equity in income (loss) from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Amount of gain (loss) recognized in other comprehensive income (loss) on derivatives	$800	$(94)	$3,421	$243
Amount of (gain) loss reclassified into interest expense	$(49)	$35	$52	$35
Amount of loss reclassified into equity in income (loss) from unconsolidated joint ventures	$38	$47	$84	$78

As of June 30, 2022, based on current value, the Company expects to reclassify $0.4 million of derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and six months ended June 30, 2022 and 2021. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.

●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2022			December 31, 2021
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level

Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$4,802	$4,814	1	$5,132	$5,475	1

Senior Notes held by SPE	$177,710	$187,389	3	$177,566	$204,802	3
Debt
Fixed-rate debt	$123,678	$116,384	2	$129,532	$126,722	2
Variable-rate debt	173,521	173,521	2	97,942	97,942	2
Total debt	$297,199	$289,905		$227,474	$224,664

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2022, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $4.8 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2022 consist of $177.7 million, net of the $2.3 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however, the Company’s Point South Marina Bay Point in Bay County and Point South Marina Port St. Joe in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and have remained closed during the reconstruction of significant portions of these assets. The Point South Marina Bay Point partially reopened in the second quarter of 2022 and a portion of the Point South Marina Port St. Joe is expected to open in summer 2022.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three and six months ended June 30, 2022, no insurance proceeds were received related to business interruption. During the three and six months ended June 30, 2021, $0.4 million of business interruption proceeds were received related to the marinas, which are included within the cost of hospitality revenue on the condensed consolidated statements of income.

During the three months ended June 30, 2022 and 2021, the Company recognized $2.5 million and $0.5 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million during each period. During the six months ended June 30, 2022 and 2021, the Company recognized $3.2 million and $1.4 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million during each period. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the condensed consolidated statements of income.

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

The components of leasing revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Leasing revenue
Lease payments	$7,988	$5,156	$15,367	$9,637
Variable lease payments	1,357	1,215	2,800	2,329
Total leasing revenue	$9,345	$6,371	$18,167	$11,966

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2022, for the years ending December 31 are:

2022	$12,178
2023	14,492
2024	10,512
2025	7,491
2026	5,884
Thereafter	20,156
$70,713

The Company as Lessee

As of June 30, 2022, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$29	$28	$59	$55
Interest on lease liability	4	4	8	9
Operating lease cost	92	79	194	156
Short-term lease cost	615	550	804	743
Total lease cost	$740	$661	$1,065	$963

Other information
Weighted-average remaining lease term - finance lease (in years)			3.2	3.9
Weighted-average remaining lease term - operating leases (in years)			3.2	3.6
Weighted-average discount rate - finance lease			4.7%	4.5%
Weighted-average discount rate - operating leases			4.8%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to June 30, 2022, for the years ending December 31 are:

	Finance Leases	Operating Leases
2022	$66	$184
2023	132	329
2024	85	178
2025	49	55
2026	6	12
Thereafter	—	269
Total	338	1,027
Less imputed interest	(20)	(183)
Total lease liabilities	$318	$844

9. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2022	2021
Investments - equity securities	$510	$450
Accounts receivable, net	14,361	13,813
Homesite sales receivable	9,085	7,651
Notes receivable, net	3,755	12,377
Inventory	3,503	2,797
Prepaid expenses	10,334	7,175
Straight-line rent	2,661	2,489
Operating lease right-of-use assets	844	732
Other assets	11,724	5,987
Retained interest investments	10,167	13,826
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$69,882	$70,235

Investments - Equity Securities

As of both June 30, 2022 and December 31, 2021 investments - equity securities included $0.5 million of preferred stock investments recorded at fair value. During the three and six months ended June 30, 2022, the Company recognized unrealized gain of less than $0.1 million on investments related to equity securities still held as of June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized unrealized loss of $0.5 million and $1.1 million, respectively, on investments related to equity securities still held as of June 30, 2021. These amounts were included within investment income, net on the condensed consolidated statements of income.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily includes leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of June 30, 2022 and December 31, 2021, accounts receivable were presented net of allowance for credit losses of $0.3 million and $0.4 million and net of allowance for lease related receivables of $0.1 million. During the six months ended June 30, 2022, allowance for credit losses related to accounts receivable, net decreased less than $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	June 30, 2022	June 30, 2021
Balance at beginning of period	$7,651	$5,675
Increases due to revenue recognized for homesites sold	3,409	3,462
Decreases due to amounts received	(1,975)	(1,962)
Balance at end of period	$9,085	$7,175

Notes Receivable, Net

Notes receivable, net consists of the following:

	June 30,	December 31,
	2022	2021
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$—	$7,075
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due November 2022 through May 2023	3,295	4,824
Interest bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest bearing note with a tenant for tenant improvements, due October 2025	72	76
Mortgage note, secured by certain real estate, bearing interest at a rate of 4.4% due November 2023	29	43
Total notes receivable, net	$3,755	$12,377

In June 2020, the Company entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV. The Latitude JV Note was provided to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting period. As of both June 30, 2022 and December 31, 2021, notes receivable were presented net of allowance for credit losses of $0.1 million. As of both June 30, 2022 and December 31, 2021, accrued interest receivable related to notes receivable was $0.1 million, which is included within other assets on the condensed consolidated balance sheets.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2007 and 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of June 30, 2022 and December 31, 2021. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $12.7 million to be received at the end of the installment notes’ fifteen-year maturity period, in 2022 through 2024. During the six months ended June 30, 2022, an installment note matured and the Company received $4.2 million of principal. The Company has a beneficial or retained interest investment related to these SPEs of $10.2 million and $13.8 million as of June 30, 2022 and December 31, 2021, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	Maturity Date	Interest Rate Terms	Effective Rate June 30, 2022	June 30, 2022	December 31, 2022
Watersound Origins Crossings JV Loan	May 2024	SOFR plus 2.8, floor 3.3% (a)	4.3%	$44,015	$37,897
PPN JV Loan	November 2025	Fixed	4.1%	43,074	43,582
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	35,427	35,670
Pier Park Resort Hotel JV Loan	April 2027	LIBOR plus 2.2%	3.9%	29,683	14,650
PPC II JV Loan (insured by HUD) (b)	May 2057	Fixed	2.7%	22,823	17,374
Watercrest JV Loan	June 2047	LIBOR plus 2.2% (c)	4.0%	21,263	20,053
Breakfast Point Hotel Loan	November 2042	LIBOR plus 2.8%, floor 3.8%	4.5%	16,413	11,843
Airport Hotel Loan	March 2025	LIBOR plus 2.0%, floor 3.0%	3.8%	14,642	14,642
Watersound Camp Creek Loan	December 2047	LIBOR plus 2.1%, floor 2.6%	3.9%	13,131	3,437
Lodge 30A JV Loan	January 2028	Fixed	3.8%	12,034	7,474
North Bay Landing Apartments Loan	September 2024	LIBOR plus 2.5%, floor 3.2%	4.2%	10,940	1,342
Watersound Town Center Grocery Loan	August 2031	LIBOR plus 2.0%, floor 2.2%	3.7%	7,840	620
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	6,063	—
Beckrich Building III Loan	August 2029	LIBOR plus 1.7%	3.5%	5,075	5,188
Self-Storage Facility Loan	November 2025	LIBOR plus 2.4%, floor 2.9%	4.1%	4,666	4,666
Community Development District debt	May 2023-May 2039	Fixed	3.6 to 6.0%	4,257	4,909
Hotel Indigo Loan	October 2028	SOFR plus 2.7%, floor 2.7%	4.2%	1,832	—
Beach Homes Loan	May 2029	LIBOR plus 1.7%	3.5%	1,465	1,492
Pier Park Outparcel Loan	March 2027	LIBOR plus 1.7%	3.5%	1,328	1,370
WaterColor Crossings Loan	February 2029	LIBOR plus 1.7%	3.5%	1,228	1,265
Total principal outstanding				297,199	227,474
Unamortized discount and debt issuance costs				(5,728)	(4,440)
Total debt, net				$291,471	$223,034
(a)	In January 2022, the Watersound Origins Crossings JV Loan interest rate was modified from a fixed rate of 5.0%.
(b)	In April 2022, the PPC II JV Loan was amended from a rate of LIBOR plus 2.1% and maturity date of October 2024.
(c)	As of December 31, 2021, the interest rate was swapped to a fixed rate of 4.4% on the notional amount of related debt of $20.0 million. The interest rate swap was terminated in April 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”) to finance the construction of apartments located near the entrance to the Watersound Origins residential community. In January 2022, the Watersound Origins Crossings JV entered into a modification of the loan that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to the Secured Overnight Financing Rate (“SOFR”) plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, the Company’s liability was reduced to 25% of the outstanding principal amount in May 2022, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of June 30, 2022, the Company incurred less than $0.1 million of additional loan cost due to the loan modification.

In 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”), secured by a first lien on, and security interest in, a majority of the Pier Park North JV’s property. The loan provides for principal and interest payments with a final balloon payment at maturity in November 2025. In connection with the loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan may not be prepaid prior to September 1, 2022 and if any additional principal is prepaid from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10%. The loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. The loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. In April 2022, the Pier Park Crossings Phase II JV entered into an amendment of the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the amendment, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The amended loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through May 31, 2032. The amended loan is insured by HUD and is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. As of June 30, 2022, the Company incurred $0.2 million of additional loan cost. As a result of the amendment, the three and six months ended June 30, 2022 include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income.

In 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter through maturity in June 2047. The loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the three and six months ended June 30, 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida (the “Breakfast Point Hotel Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in November 2042. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance construction of the Hilton Garden Inn Panama City Airport. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). The loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Apartments Loan”). The loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing

Apartments Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor.

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida (the “Mexico Beach Crossings JV Loan”). The loan provides for interest only payments for the first twenty-seven months and principal and interest payments thereafter through maturity in March 2064. The loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the Mexico Beach Crossings JV’s real property and the assignment of rents and leases.

In 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan (the “Beckrich Building III Loan”) to finance the construction of an office building in Panama City Beach, Florida. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2029. The loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan.

In November 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in November 2025. The loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. The Company’s liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $13.2 million and $14.1 million as of June 30, 2022 and December 31, 2021, respectively. The Company pays interest on this total outstanding CDD debt.

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan to finance the construction of a hotel in Panama City, Florida (the “Hotel Indigo Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2028. The loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, which would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. In June 2022, the loan was amended to revise the interest rate to SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in May 2029. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan.

In 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2027. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in February 2029. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both June 30, 2022 and December 31, 2021, the Company was in compliance with the financial debt covenants.

As of June 30, 2022, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $425.7 million. These assets are included within investment in real estate, net and property and equipment, net on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to June 30, 2022, for the years ending December 31 are:

2022	$1,459
2023	5,451
2024	61,624
2025	64,225
2026	5,399
Thereafter	159,041
$297,199

11. Other Liabilities

Other liabilities consist of the following:

	June 30,	December 31,
	2022	2021
Accounts payable	$60,232	$48,597
Income tax payable	4,376	681
Finance lease liabilities	318	380
Operating lease liabilities	844	732
Accrued compensation	3,468	4,877
Other accrued liabilities	5,977	4,126
Club membership deposits	3,496	3,602
Advance deposits	4,782	2,140
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$86,343	$67,985

Accounts payable as of June 30, 2022 and December 31, 2021, includes payables for projects under development and construction such as the Embassy Suites by Hilton hotel, the Camp Creek Inn and amenity center, Watersound Town Center and the Watersound Origins residential community.

Other accrued liabilities include $3.0 million and $0.2 million of accrued property taxes as of June 30, 2022 and December 31, 2021, respectively, which are generally paid annually in November.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

As of June 30, 2022 and December 31, 2021, deferred revenue includes club initiation fees of $24.7 million and $22.9 million, respectively, and other deferred revenue of $14.3 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	June 30, 2022	June 30, 2021
Balance at beginning of period	$22,850	$10,716
New club memberships	5,150	7,478
Revenue from amounts included in contract liability opening balance	(3,082)	(1,612)
Revenue from current period new memberships	(229)	(368)
Balance at end of period	$24,689	$16,214

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of June 30, 2022, remaining performance obligations were $24.7 million, of which the Company expects to recognize as revenue $2.9 million in 2022, $10.6 million in 2023 through 2024, $8.8 million in 2025 through 2026 and $2.4 million thereafter.

Other deferred revenue as of both June 30, 2022 and December 31, 2021, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2022 and 2021 to pre-tax income as a result of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Tax at the federal statutory rate	$4,827	$6,704	$8,596	$7,596
State income taxes (net of federal benefit)	1,117	1,124	1,904	1,274
Tax credits	—	(93)	—	(93)
Other	1	(36)	(20)	(26)
Total income tax expense	$5,945	$7,699	$10,480	$8,751

As of June 30, 2022 and December 31, 2021, the Company had income tax payable of $4.4 million and $0.7 million, respectively, included within other liabilities on the condensed consolidated balance sheets.

On September 14, 2021, the State of Florida announced the reduction of the 2021 corporate tax rate from 4.5% to 3.5% retroactive to the beginning of 2021. The corporate income tax rate has reverted to 5.5% for tax year 2022 and years forward.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both June 30, 2022 and December 31, 2021, the Company’s valuation allowance was $0.3 million.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either June 30, 2022 or December 31, 2021.

14. Accumulated Other Comprehensive Income (Loss)

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized Loss	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive loss as of December 31, 2021	$(7)	$(382)	$(389)
Other comprehensive (loss) income before reclassifications	(490)	2,788	2,298
Amounts reclassified from accumulated other comprehensive income	—	102	102
Other comprehensive (loss) income	(490)	2,890	2,400
Less: Other comprehensive income attributable to non-controlling interest	—	(927)	(927)
Accumulated other comprehensive (loss) income as of June 30, 2022	$(497)	$1,581	$1,084

Following is a summary of the tax effects allocated to other comprehensive income (loss):

	Three Months Ended June 30, 2022
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(334)	$85	$(249)
Interest rate swap	805	(143)	662
Interest rate swap - unconsolidated affiliate	(5)	1	(4)
Reclassification adjustment for net gain included in earnings	(11)	1	(10)
Net unrealized gain	455	(56)	399
Other comprehensive income	$455	$(56)	$399

	Three Months Ended June 30, 2021
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(3)	$1	$(2)
Interest rate swap	(48)	12	(36)
Interest rate swap - unconsolidated affiliate	(46)	12	(34)
Reclassification adjustment for net loss included in earnings	82	(21)	61
Net unrealized loss	(15)	4	(11)
Other comprehensive loss	$(15)	$4	$(11)

	Six Months Ended June 30, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(656)	$166	$(490)
Interest rate swaps	3,113	(555)	2,558
Interest rate swap - unconsolidated joint venture	308	(78)	230
Reclassification adjustment for net gain included in earnings	136	(34)	102
Net unrealized gain	2,901	(501)	2,400
Other comprehensive income	$2,901	$(501)	$2,400

	Six Months Ended June 30, 2021
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(5)	$1	$(4)
Interest rate swaps	109	(27)	82
Interest rate swap - unconsolidated joint venture	134	(34)	100
Reclassification adjustment for net loss included in earnings	98	(25)	73
Net unrealized gain	336	(85)	251
Other comprehensive income	$336	$(85)	$251

15. Stockholders’ Equity

Dividends

During the three months ended June 30, 2022 and 2021, the Company paid cash dividends of $0.10 and $0.08, respectively, per share on the Company’s common stock for a total of $5.9 million and $4.7 million, respectively. During the six months ended June 30, 2022 and 2021, the Company paid cash dividends of $0.20 and $0.16, respectively, per share on the Company’s common stock for a total of $11.8 million and $9.4 million, respectively.

Stock Repurchase Program

The Company’s Board approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the six months ended June 30, 2022, the Company repurchased 4,760 shares of its common stock outstanding at an average purchase price of $37.83, per share for an aggregate purchase price of $0.2 million. During the six months ended June 30, 2021, the Company did not repurchase shares of its common stock outstanding. As of June 30, 2022, the Company had a total authority of $99.8 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares will vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares during the six months ended June 30, 2022 was $46.73.

On April 8, 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares will vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares during the six months ended June 30, 2022 was $55.73.

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During each the three and six months ended June 30, 2022, the Company recorded expense of $0.1 million related to restricted stock awards. During the three and six months ended June 30, 2021, the Company did not have expense related to restricted stock awards. During the three and six months ended June 30, 2022 and 2021, there were no restricted shares vested or forfeited.

As of June 30, 2022, there was $1.3 million of unrecognized compensation cost, related to non-vested restricted shares which will be recognized over a weighted average period of 3.6 years.

16. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended June 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$23,005	$—	$4,499	$523	$28,027
Hospitality revenue	—	29,322	234	—	29,556
Leasing revenue	5	48	9,269	23	9,345
Timber revenue	—	—	1,322	—	1,322
Total revenue	$23,010	$29,370	$15,324	$546	$68,250

Timing of Revenue Recognition:
Recognized at a point in time	$23,005	$22,076	$6,055	$523	$51,659
Recognized over time	—	7,246	—	—	7,246
Over lease term	5	48	9,269	23	9,345
Total revenue	$23,010	$29,370	$15,324	$546	$68,250

	Three Months Ended June 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$32,528	$—	$8,176	$359	$41,063
Hospitality revenue	—	22,451	176	—	22,627
Leasing revenue	44	12	6,296	19	6,371
Timber revenue	—	—	2,178	—	2,178
Total revenue	$32,572	$22,463	$16,826	$378	$72,239

Timing of Revenue Recognition:
Recognized at a point in time	$32,528	$17,741	$10,530	$359	$61,158
Recognized over time	—	4,710	—	—	4,710
Over lease term	44	12	6,296	19	6,371
Total revenue	$32,572	$22,463	$16,826	$378	$72,239

	Six Months Ended June 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$55,679	$—	$8,117	$1,005	$64,801
Hospitality revenue	—	45,548	329	—	45,877
Leasing revenue	46	59	17,999	63	18,167
Timber revenue	—	—	4,276	—	4,276
Total revenue	$55,725	$45,607	$30,721	$1,068	$133,121

Timing of Revenue Recognition:
Recognized at a point in time	$55,679	$31,991	$12,722	$1,005	$101,397
Recognized over time	—	13,557	—	—	13,557
Over lease term	46	59	17,999	63	18,167
Total revenue	$55,725	$45,607	$30,721	$1,068	$133,121

	Six Months Ended June 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$53,067	$—	$8,211	$838	$62,116
Hospitality revenue	—	35,437	257	—	35,694
Leasing revenue	85	20	11,843	18	11,966
Timber revenue	—	—	3,769	—	3,769
Total revenue	$53,152	$35,457	$24,080	$856	$113,545

Timing of Revenue Recognition:
Recognized at a point in time	$53,067	$26,882	$12,237	$838	$93,024
Recognized over time	—	8,555	—	—	8,555
Over lease term	85	20	11,843	18	11,966
Total revenue	$53,152	$35,457	$24,080	$856	$113,545

17. Other Income, Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment income, net
Interest, dividend and accretion income	$277	$27	$377	$51
Net realized gain on the sale of investments	—	—	—	17
Unrealized gain (loss) on investments, net	35	(960)	60	(2,010)
Interest income from investments in SPEs	2,003	2,029	4,006	4,072
Interest earned on notes receivable and other interest	181	191	353	352
Total investment income, net	2,496	1,287	4,796	2,482
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,210)	(2,206)	(4,419)	(4,412)
Other interest expense	(1,861)	(1,648)	(3,805)	(3,113)
Total interest expense	(4,071)	(3,854)	(8,224)	(7,525)
Gain on contributions to unconsolidated joint ventures	89	3,169	571	3,290
Other income (expense), net
Accretion income from retained interest investments	433	376	851	737
Gain on insurance recovery	2,587	518	3,311	1,384
Loss from hurricane damage	(12)	(8)	(44)	(15)
Miscellaneous income (expense), net	1,277	86	(201)	160
Other income, net	4,285	972	3,917	2,266
Total other income, net	$2,799	$1,574	$1,060	$513

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

During the three months ended June 30, 2022 and 2021, the Company capitalized $0.5 million and $0.3 million, respectively, in interest related to projects under development or construction. During the six months ended June 30, 2022 and 2021, the Company capitalized $0.8 million and $0.7 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

The three and six months ended June 30, 2022, include a gain of $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures for the six months ended June 30, 2022, also includes a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. The three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. The three and six months ended June 30, 2021, also include a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items. The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 4.3% to 12.5%. During the three and six months ended June 30, 2022, the Company had a gain on insurance recovery of $2.5 million and $3.2 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. During the three and six months ended June 30, 2021, the Company had a gain on insurance recovery of $0.5 million and $1.4 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information. Miscellaneous income (expense), net during the three and six months ended June 30, 2022, includes income related to a $0.7 million gain on retained interest investment and $0.6 million and $1.0 million, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income (expense), net during the six months ended June 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

18. Segment Information

The Company conducts primarily all of its business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units. The Company uses income before equity in income (loss) from unconsolidated joint ventures, income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

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

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating revenue:
Residential	$23,010	$32,572	$55,725	$53,152
Hospitality	29,370	22,463	45,607	35,457
Commercial	15,324	16,826	30,721	24,080
Other	546	378	1,068	856
Consolidated operating revenue	$68,250	$72,239	$133,121	$113,545

Income (loss) before equity in income (loss) from unconsolidated joint ventures and income taxes:
Residential	$10,412	$19,485	$27,600	$28,197
Hospitality	5,746	5,421	4,783	5,705
Commercial (a) (b)	4,828	10,345	9,541	10,244
Other (c)	618	(2,927)	(1,835)	(7,344)
Consolidated income before equity in income (loss) from unconsolidated joint ventures and income taxes	$21,604	$32,324	$40,089	$36,802

(a)	The six months ended June 30, 2022, includes a gain of $0.4 million on land contributed to the Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(b)	The three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to the Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(c)	Includes gain on insurance recovery of $2.5 million and $0.5 million during the three months ended June 30, 2022 and 2021, respectively, and gain on insurance recovery of $3.2 million and $1.4 million during the six months ended June 30, 2022 and 2021, respectively, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

	June 30,	December 31,
	2022	2021
Total assets:
Residential	$198,573	$192,290
Hospitality	323,330	256,751
Commercial	430,995	378,118
Other	366,927	380,992
Total assets	$1,319,825	$1,208,151

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both June 30, 2022 and December 31, 2021. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of June 30, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of June 30, 2022 and December 31, 2021, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.8 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $23.6 million and $12.9 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2022, the Company had a total of $185.0 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and an assignment of rents and the security interest in the rents. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal amount, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of June 30, 2022 and December 31, 2021, $14.0 million and $14.1 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million loan (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The loan provides for monthly interest payments with a final balloon payment at maturity in November 2023 and includes annual maturity extension rights for a total of three additional years, subject to bank approval. The loan is secured by the real and personal property, assignment of rents, leases and deposits and security interest in the land development, construction contracts, plans and specifications, permits, agreements, approvals, fees and deposits. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of June 30, 2022, $19.7 million was outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2021, there was no principal balance outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property, assignment of rents, leases, deposits, licenses, permits, contracts and construction and development documents and the security interest in the personal property, rents and management agreement. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of June 30, 2022 and December 31, 2021, $11.4 million and $0.1 million, respectively, was outstanding on the Watersound Fountains JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both June 30, 2022 and December 31, 2021. As of both June 30, 2022 and December 31, 2021, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

20. Subsequent Event

On July 27, 2022, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock, payable on September 9, 2022 to shareholders of record at the close of business on August 12, 2022.

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

Market Conditions

Throughout the first half of 2022, we continued to generate positive financial results, with revenue exceeding the first six months of 2021 across each segment. While macro-economic factors such as the COVID-19 pandemic, geopolitical conflicts, inflation, supply chain disruptions and rising interest rates have created economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily the result of the continued growth in Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across our segments, we also continue to feel the impact from the aforementioned macro-economic factors, including supply chain disruptions and cost increases, which, for example, have extended homesite and home deliveries in certain residential communities and increased operating costs. However, these delays generally have not resulted in increased cancellation rates, and therefore only impact the timing of revenue recognition. In addition, given our diverse portfolio of residential holdings, the mix of sales from different communities may impact revenue and margins period over period, as discussed in more detail below. Across the segment, residential backlog continues to grow with a record number of homesites and homes under contract, and demand continues to exceed supply. For further discussion of the potential impacts on our business from the COVID-19 pandemic and other macro-economic factors, see Part IA, Risk Factors within our 2021 Annual Report.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Operating Revenue
Residential	33.7%	45.1%	41.9%	46.8%
Hospitality	43.0%	31.1%	34.2%	31.2%
Commercial	22.5%	23.3%	23.1%	21.2%
Other	0.8%	0.5%	0.8%	0.8%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The Watersound Origins, Watersound Origins West, Watersound Camp Creek, Breakfast Point East, Titus Park, Ward Creek, College Station, Park Place, Mexico Beach, WindMark Beach and SouthWood communities are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The East Lake Creek, East Lake Powell, Lake Powell, Teachee and West Laird communities have received local county government approvals for the entitlements. These communities have phases of homesites in preliminary planning. Homesites in these communities will be developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps community, both have additional lands for future development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of June 30, 2022, the unconsolidated Latitude Margaritaville Watersound JV had 605 homes under contract, which are expected to result in a sales value of approximately $292.7 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	261	266	104	631
College Station	Bay County, FL	—	58	265	323
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,008	340	2,022	3,370
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	110	—	191	301
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	24	176	977	1,177
SummerCamp Beach (b)	Franklin County, FL	39	—	273	312
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	278	144	560	982
Ward Creek (d)	Bay County, FL	938	263	399	1,600
Watersound Camp Creek (f)	Walton County, FL	109	—	—	109
Watersound Origins (f)	Walton County, FL	610	—	—	610
Watersound Origins West (d)	Walton County, FL	103	249	1,679	2,031
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	144	549	317	1,010
Total Homesites		3,698	3,209	12,072	18,979
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of June 30, 2022, we had 18 different homebuilders within our residential communities. As of June 30, 2022, we had 2,172 residential homesites under contract, which are expected to result in revenue of approximately $167.8 million at closing of the homesites over the next several years. By comparison, as of June 30, 2021, we had 1,349 residential homesites under contract, with an expected revenue of approximately $129.0 million. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of June 30, 2022, in addition to the 2,172 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 605 homes under contract, which together with the 2,172 homesites are expected to result in a sales value of approximately $460.5 million at closing of the homesites and homes.

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

Watersound Club has a private beach club located on Scenic Highway 30A, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, as well as two food and beverage operations. In addition to the golf course, Watersound Club’s tennis center is located in the Wild Heron community near the Shark’s Tooth golf course. Camp Creek is an 18-hole golf course located near the new Watersound Camp Creek residential community and near the Watersound Origins residential community. We have commenced construction on new club amenities adjacent to the Camp Creek golf course. Amenities are planned to include a health and wellness center, restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Once complete, these amenities will be available to Watersound Club members and guests of some of our hotels.

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

We are in the process of constructing an Embassy Suites by Hilton hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; the waterfront Hotel Indigo and Harrison’s Kitchen & Bar, a standalone restaurant, in Panama City, Florida’s downtown waterfront district; a Home2 Suites by Hilton hotel in Santa Rosa Beach, Florida; The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida; and an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor. Once complete, we intend to manage the day-to-day operations of these hotels and restaurant. We are also in the process of constructing a Residence Inn by Marriott, with our JV partner, in Panama City Beach, Florida. Once complete, the hotel will be operated by our JV partner.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	67	—	67
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (c)	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (d)	Bay County, FL	131	—	131
TownePlace Suites by Marriott Panama City Beach Pier Park (e)	Bay County, FL	124	—	124
Total operational rooms		476	—	476

Managed
The Pearl Hotel (f)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (h)	Bay County, FL	—	255	255
Hotel Indigo	Bay County, FL	—	124	124
Residence Inn by Marriott, Panama City Beach, Florida (g)	Bay County, FL	—	121	121
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	—	107	107
The Lodge 30A (h)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	767	767
Total rooms		531	767	1,298
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Seven additional rooms were completed in June 2022.
(c)	The hotel opened in July 2021.
(d)	The hotel opened on March 24, 2022.
(e)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(f)	The hotel is owned by a third party but is operated by us.
(g)	The hotel is under development with our JV partner. Once complete, the hotel will be operated by our JV partner. The Pier Park RI JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(h)	Under development with JV partners.

We own and operate two marinas consisting of the Point South Marina Bay Point in Bay County, Florida and Point South Marina Port St. Joe in Gulf County, Florida. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals, boat storage fees and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are reconstructing the Point South Marina Port St. Joe and expect a portion to be open in summer 2022. The Point South Marina Bay Point partially reopened in the second quarter of 2022. See Note 7. Hurricane Michael for additional information.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 492 multi-family units and 148 senior living units, in addition to the 936 multi-family units and 107 senior living units that have been completed.

Total units and percentage leased/occupied for multi-family and senior living communities by location are as follows:

			June 30, 2022			December 31, 2021
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	236	98%	240	234	98%
Pier Park Crossings Phase II	Bay County, FL	120	120	118	98%	120	113	94%
Watersound Origins Crossings (a)	Walton County, FL	217	217	212	98%	217	207	95%
Sea Sound (b)	Bay County, FL	300	300	291	97%	214	203	95%
North Bay Landing (c)	Bay County, FL	240	—	—	N/A	—	—	N/A
Mexico Beach Crossings (d)	Bay County, FL	216	—	—	N/A	—	—	N/A
Origins Crossings Townhomes (e)	Walton County, FL	64	28	18	64%	—	—	N/A
WindMark Beach (f)	Gulf County, FL	31	31	30	97%	31	31	100%
Total multi-family units		1,428	936	905	97%	822	788	96%

Senior living communities
Watercrest	Walton County, FL	107	107	67	63%	107	47	44%
Watersound Fountains (g)	Walton County, FL	148	—	—	N/A	—	—	N/A
Total senior living units		255	107	67	63%	107	47	N/A
Total units		1,683	1,043	972	93%	929	835	90%
(a)	Construction was completed in the fourth quarter of 2021.

(b)	Construction was completed in the first quarter of 2022. The Sea Sound JV is unconsolidated and is accounted for under the equity method of accounting.
(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction began in the first quarter of 2022 and is ongoing.
(e)	Vertical construction began in the third quarter of 2021 and is ongoing.
(f)	Includes 19 units for short-term lease in a vacation rental program. We are in the process of converting these 19 units to long-term rental units.
(g)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units adjacent to the Watersound Town Center. Sea Sound, an unconsolidated JV, includes 300 completed apartment units in Panama City Beach, Florida near the Breakfast Point residential community. WindMark Beach includes 31 completed long-term and short-term rental units in Port St. Joe, Florida. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have three multi-family communities and one senior living community under construction. North Bay Landing, planned for 240 apartment units, is located in Panama City, Florida. Mexico Beach Crossings, planned for 216 apartment units, is located in Mexico Beach, Florida. Origins Crossings Townhomes, planned for 64 units, with 28 units completed as of June 30, 2022, is located near the Watersound Town Center. Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Origins residential community.

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

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		June 30, 2022		December 31, 2021
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North JV	Bay County, FL	320,310	97%	320,310	95%
VentureCrossings	Bay County, FL	303,605	92%	303,605	88%
Beckrich Office Park (a) (b)	Bay County, FL	77,613	100%	81,065	85%
Watersound Self-Storage (c)	Walton County, FL	67,694	85%	67,694	50%
WindMark Beach Town Center (a) (d)	Gulf County, FL	44,748	71%	44,748	67%
Watersound Town Center	Walton County, FL	24,487	100%	24,764	100%
WaterColor Town Center (a)	Walton County, FL	22,199	100%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (a)	Bay County, FL	14,800	100%	14,800	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (e)	Walton County, FL	11,570	100%	11,570	88%
WaterSound Gatehouse (a)	Walton County, FL	10,271	100%	10,271	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		980,874	93%	984,603	87%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(b)	Included in net rentable square feet as of June 30, 2022 and December 31, 2021, is 1,500 square feet leased to a consolidated JV.
(c)	Construction was completed in the third quarter of 2021.
(d)	Included in net rentable square feet as of June 30, 2022 and December 31, 2021, is 13,808 square feet of unfinished space.
(e)	Included in net rentable square feet as of June 30, 2022 and December 31, 2021, is 1,364 square feet leased to a consolidated JV.

We have other commercial projects under development and construction. This includes a Publix supermarket totaling approximately 50,000 square feet, in-line space totaling approximately 12,000 square feet and several other buildings at Watersound Town Center which total approximately 54,000 square feet. We have also commenced development of Watersound West Bay Center, a lifestyle shopping center adjacent to Latitude Margaritaville Watersound residential community in Panama City Beach, Florida. Watersound West Bay Center has potential to include approximately 350,000 square feet of leasable space at build out, featuring a mix of retail, restaurant, office and medical space. We have also commenced development on the second phase of South Walton Commerce Park. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies during the first six months of 2022, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	In millions
Revenue:
Real estate revenue	$28.0	$41.0	$64.8	$62.1
Hospitality revenue	29.6	22.6	45.9	35.7
Leasing revenue	9.3	6.4	18.1	11.9
Timber revenue	1.3	2.2	4.3	3.8
Total revenue	68.2	72.2	133.1	113.5
Expenses:
Cost of real estate revenue	12.8	14.1	28.1	24.6
Cost of hospitality revenue	21.4	15.4	36.3	26.9
Cost of leasing revenue	4.0	2.5	7.7	5.2
Cost of timber revenue	0.2	0.2	0.4	0.4
Corporate and other operating expenses	5.5	5.1	11.1	12.1
Depreciation, depletion and amortization	5.5	4.2	10.5	8.0
Total expenses	49.4	41.5	94.1	77.2
Operating income	18.8	30.7	39.0	36.3
Other income (expense):
Investment income, net	2.5	1.3	4.8	2.5
Interest expense	(4.1)	(3.9)	(8.2)	(7.5)
Gain on contributions to unconsolidated joint ventures	0.1	3.2	0.6	3.3
Other income, net	4.3	1.0	3.9	2.2
Total other expense, net	2.8	1.6	1.1	0.5
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	21.6	32.3	40.1	36.8
Equity in income (loss) from unconsolidated joint ventures	1.4	(0.6)	0.9	(1.1)
Income tax expense	(5.9)	(7.7)	(10.5)	(8.7)
Net income	$17.1	$24.0	$30.5	$27.0

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	% (a)	2021	% (a)	2022	% (a)	2021	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$23.0	82.1%	$32.5	79.3%	$55.7	86.0%	$53.1	85.5%
Commercial and rural real estate revenue	4.5	16.1%	8.2	20.0%	8.1	12.5%	8.2	13.2%
Other revenue	0.5	1.8%	0.3	0.7%	1.0	1.5%	0.8	1.3%
Real estate revenue	$28.0	100.0%	$41.0	100.0%	$64.8	100.0%	$62.1	100.0%

Gross profit:
Residential real estate	$11.1	48.3%	$20.3	62.5%	$30.0	53.9%	$30.6	57.6%
Commercial and rural real estate	4.0	88.9%	6.5	79.3%	6.5	80.2%	6.6	80.5%
Other	0.1	20.0%	0.1	33.3%	0.2	20.0%	0.3	37.5%
Gross profit	$15.2	54.3%	$26.9	65.6%	$36.7	56.6%	$37.5	60.4%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2022, residential real estate revenue decreased $9.5 million, or 29.2%, to $23.0 million, as compared to $32.5 million during the same period in 2021. During the three months ended June 30, 2022, residential real estate gross profit decreased $9.2 million to $11.1 million (or gross margin of 48.3%), as compared to $20.3 million (or gross margin of 62.5%) during the same period in 2021. During the three months ended June 30, 2022, we sold 231 homesites and had an unimproved residential land sale of $0.1 million, compared to 172 homesites and no unimproved residential land sales during the same period in 2021. During the three months ended June 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $83,000 and $164,000, respectively. The difference in average revenue per homesite was due to the mix of sales from different communities, primarily from sales in the Watersound Camp Creek community during the prior period and the sale of 42 undeveloped homesites within the SouthWood community during the current period.

During the six months ended June 30, 2022, residential real estate revenue increased $2.6 million, or 4.9%, to $55.7 million, as compared to $53.1 million during the same period in 2021. During the six months ended June 30, 2022, residential real estate gross profit decreased $0.6 million to $30.0 million (or gross margin of 53.9%), as compared to $30.6 million (or gross margin of 57.6%) during the same period in 2021. During the six months ended June 30, 2022, we sold 412 homesites and had unimproved residential land sales of $0.1 million, compared to 375 homesites, two homes and had unimproved residential land sales of $0.1 million during the same period in 2021. During the six months ended June 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $113,000 and $115,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended June 30, 2022, we had six commercial and rural real estate sales totaling approximately 163 acres for $4.0 million and land improvement services of $0.5 million, together resulting in a gross profit of $4.0 million (or gross margin of 88.9%). During the three months ended June 30, 2021, we had seven commercial and rural real estate sales totaling approximately 112 acres for $8.2 million, resulting in a gross profit of $6.5 million (or gross margin of 79.3%).

During the six months ended June 30, 2022, we had twelve commercial and rural real estate sales totaling approximately 176 acres for $7.3 million and land improvement services of $0.8 million, together resulting in a gross profit of $6.5 million (or gross margin of 80.2%). During the six months ended June 30, 2021, we had eight commercial and rural real estate sales totaling approximately 113 acres for $8.2 million, resulting in a gross profit of $6.6 million (or gross margin of 80.5%). Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Hospitality revenue	$29.6	$22.6	$45.9	$35.7
Gross profit	$8.2	$7.2	$9.6	$8.8
Gross margin	27.7%	31.9%	20.9%	24.6%

Hospitality revenue increased $7.0 million, or 31.0%, to $29.6 million during the three months ended June 30, 2022, as compared to $22.6 million in the same period in 2021. The increase in hospitality revenue was primarily related to increased popularity of the region and year-round travel that resulted in an increase of members from new markets, as well as an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021 and from the Homewood Suites by Hilton Panama City Beach, which opened in March 2022. Hospitality had a gross margin of 27.7% during the three months ended June 30, 2022, compared to 31.9% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with several hotel and club amenities scheduled for opening in 2022, onboarding of staff for these assets and an increase in cost of labor and products in the current period.

Hospitality revenue increased $10.2 million, or 28.6%, to $45.9 million during the six months ended June 30, 2022, as compared to $35.7 million in the same period in 2021. The increase in hospitality revenue was primarily related to increased popularity of the region and year-round travel that resulted in an increase of members from new markets, as well as an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021 and from the Homewood Suites by Hilton Panama City Beach, which opened in March 2022. As of June 30, 2022, Watersound Club had 2,488 members, compared with 1,951 members as of June 30, 2021, an increase of 537 members. Hospitality had a gross margin of 20.9% during the six months ended June 30, 2022, compared to 24.6% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with several hotel and club amenities scheduled for opening in 2022, onboarding of staff for these assets and an increase in cost of labor and products in the current period.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Leasing revenue	$9.3	$6.4	$18.1	$11.9
Gross profit	$5.3	$3.9	$10.4	$6.7
Gross margin	57.0%	60.9%	57.5%	56.3%

Leasing revenue increased $2.9 million, or 45.3%, to $9.3 million during the three months ended June 30, 2022, as compared to $6.4 million in the same period in 2021. Leasing revenue increased $6.2 million, or 52.1%, to $18.1 million during the six months ended June 30, 2022, as compared to $11.9 million in the same period in 2021. The increase was primarily due to new leases at Watersound Origins Crossings apartments and Watercrest senior living community, as well as other new leases. Leasing gross margin decreased during the three months ended June 30, 2022 to 57.0%, as compared to 60.9% during the same period in 2021, primarily due to start-up and lease-up expenses for new assets in the current period. Leasing gross margin was 57.5% during the six months ended June 30, 2022, as compared to 56.3% during the same period in 2021.

Timber Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Timber revenue	$1.3	$2.2	$4.3	$3.8
Gross profit	$1.1	$2.0	$3.9	$3.4
Gross margin	84.6%	90.9%	90.7%	89.5%

Timber revenue decreased $0.9 million, or 40.9%, to $1.3 million during the three months ended June 30, 2022, as compared to $2.2 million in the same period in 2021. The decrease was primarily due to a decrease in the tons of wood products sold and the sales mix of different wood products, partially offset by price increases in the current period. There were 46,000 tons of wood products sold during the three months ended June 30, 2022, as compared to 97,000 tons of wood products sold during the same period in 2021. Timber gross margin decreased during the three months ended June 30, 2022 to 84.6%, as compared to 90.9% during the same period in 2021, primarily due to the decrease in timber revenue and changes in product mix. The cost of timber revenue is primarily fixed, which resulted in a decrease to gross margin for the period.

Timber revenue increased $0.5 million, or 13.2%, to $4.3 million during the six months ended June 30, 2022, as compared to $3.8 million in the same period in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in the tons of wood products sold in the current period. There were 153,000 tons of wood products sold during the six months ended June 30, 2022, as compared to 173,000 tons of wood products sold during the same period in 2021. Timber gross margin was 90.7% during the six months ended June 30, 2022, as compared to 89.5% during the same period in 2021.

Corporate and Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Employee costs	$2.4	$2.0	$4.7	$5.8
Property taxes and insurance	1.3	1.3	2.6	2.7
Professional fees	0.8	0.8	1.9	1.6
Marketing and owner association costs	0.4	0.3	0.6	1.0
Occupancy, repairs and maintenance	0.2	0.2	0.4	0.2
Other miscellaneous	0.4	0.5	0.9	0.8
Total corporate and other operating expenses	$5.5	$5.1	$11.1	$12.1

Corporate and other operating expenses increased $0.4 million to $5.5 million for the three months ended June 30, 2022, as compared to $5.1 million in the same period in 2021. Corporate and other operating expenses decreased $1.0 million during the six months ended June 30, 2022, as compared to the same period in 2021. The decrease is primarily due to $1.2 million of expense during the three months ended June 30, 2021 to 401(k) plan participants related to the final allocation of surplus assets from the pension plan termination in 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.3 million and $2.5 million during the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) net unrealized gain or loss related to investments - equity securities, (iii) interest income earned on the time deposit held by SPE and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Interest, dividend and accretion income	$0.3	$—	$0.4	$—
Unrealized (loss) gain on investments, net	—	(0.9)	0.1	(2.0)
Interest income from investments in special purpose entities	2.0	2.0	4.0	4.1
Interest earned on notes receivable and other interest	0.2	0.2	0.3	0.4
Total investment income, net	$2.5	$1.3	$4.8	$2.5

Investment income, net increased $1.2 million to $2.5 million for the three months ended June 30, 2022, as compared to $1.3 million in the same period in 2021. Investment income, net increased $2.3 million to $4.8 million for the six months ended June 30, 2022, as compared to $2.5 million in the same period in 2021. The three months ended June 30, 2022 includes unrealized gains related to preferred stock of less than $0.1 million, compared to unrealized losses related to preferred stock of $0.9 million during the prior period. The six months ended June 30, 2022 includes unrealized gains related to preferred stock of less than $0.1 million, compared to unrealized losses related to preferred stock of $2.0 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2	$4.4	$4.4
Other interest expense	1.9	1.7	3.8	3.1
Total interest expense	$4.1	$3.9	$8.2	$7.5

Interest expense for the three months ended June 30, 2022 and 2021 were comparable. Interest expense increased $0.7 million, or 9.3%, to $8.2 million during the six months ended June 30, 2022, as compared to $7.5 million in the same period in 2021. The increase in interest expense is primarily related to the increase in project financing. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures during the three months ended June 30, 2022 and 2021, was $0.1 million and $3.2 million, respectively. Gain on contributions to unconsolidated joint ventures during the six months ended June 30, 2022 and 2021, was $0.6 million and $3.3 million, respectively. The six months ended June 30, 2022, includes a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. The three and six months ended June 30, 2022, also include a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. The three and six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. The three and six months ended June 30, 2021, also includes a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Accretion income from retained interest investments	$0.4	$0.4	$0.8	$0.7
Gain on insurance recovery	2.6	0.5	3.3	1.4
Loss from hurricane damage	—	—	—	—
Miscellaneous income (expense), net	1.3	0.1	(0.2)	0.1
Other income, net	$4.3	$1.0	$3.9	$2.2

Other income, net increased $3.3 million to $4.3 million during the three months ended June 30, 2022, as compared to $1.0 million in the same period in 2021. Other income, net increased $1.7 million to $3.9 million during the six months ended June 30, 2022, as compared to $2.2 million in the same period in 2021. The three months ended June 30, 2022 and 2021, includes a gain on insurance recovery of $2.5 million and $0.5 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. The six months ended June 30, 2022 and 2021, includes a gain on insurance recovery of $3.2 million and $1.4 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. See Note 7. Hurricane Michael for additional information. Miscellaneous income (expense), net during the three and six months ended June 30, 2022, includes income related to a $0.7 million gain on retained interest investment and $0.6 million and $1.0 million, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income (expense), net during the six months ended June 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

Income Tax Expense

Income tax expense was $5.9 million during the three months ended June 30, 2022, as compared to $7.7 million during the same period in 2021. Our effective tax rate was 25.9% for the three months ended June 30, 2022, as compared to 24.1% during the same period in 2021.

Income tax expense was $10.5 million during the six months ended June 30, 2022, as compared to $8.7 million during the same period in 2021. Our effective tax rate was 25.6% for the six months ended June 30, 2022, as compared to 24.2% during the same period in 2021.

Our effective rate for the three and six months ended June 30, 2022, differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent items. Our effective rate for the three and six months ended June 30, 2021, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent differences. See Note 13. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Revenue:
Real estate revenue	$20.8	$30.9	$51.2	$49.7
Leasing revenue	—	—	—	0.1
Other revenue	2.2	1.6	4.5	3.3
Total revenue	23.0	32.5	55.7	53.1
Expenses:
Cost of real estate and other revenue	11.9	12.1	25.7	22.4
Other operating expenses	1.1	1.2	2.0	2.8
Depreciation, depletion and amortization	—	—	0.1	0.1
Total expenses	13.0	13.3	27.8	25.3
Operating income	10.0	19.2	27.9	27.8
Other income (expense):
Investment income, net	0.2	0.2	0.4	0.3
Interest expense	(0.1)	(0.2)	(0.2)	(0.3)
Gain on contributions to unconsolidated joint ventures	0.1	0.1	0.1	0.2
Other income (expense), net	0.3	0.2	(0.6)	0.2
Total other income (expense), net	0.5	0.3	(0.3)	0.4
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$10.5	$19.5	$27.6	$28.2

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended June 30, 2022 and 2021, real estate revenue includes estimated homesite residuals of $0.7 million and $1.1 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $0.3 million and $0.6 million, respectively. For the six months ended June 30, 2022 and 2021, real estate revenue includes estimated homesite residuals of $2.6 million and $2.2 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $0.8 million and $1.3 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	231	$20.7	$11.1	$9.6	46.4%	172	$30.9	$11.4	$19.5	63.1%
Land sale	N/A	0.1	—	0.1	100.0%	N/A	—	—	—	—%
Total consolidated	231	$20.8	$11.1	$9.7	46.6%	172	$30.9	$11.4	$19.5	63.1%
Unconsolidated
Homes (a)	65					—
Total	296					172
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

Homesites. Revenue from homesite sales decreased $10.2 million, or 33.0%, during the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended June 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $83,000 and $164,000, respectively. The difference in average revenue per homesite was due to the mix of sales from different communities, primarily from sales in the Watersound Camp Creek community during the prior period and the sale of 42 undeveloped homesites within the SouthWood community during the current period. Gross margin decreased to 46.4% during the three months ended June 30, 2022, as compared to 63.1% during the same period in 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the three months ended June 30, 2022, we had an unimproved residential land sale for $0.1 million, with de minimis cost of revenue. During the three months ended June 30, 2021, we did not have any unimproved residential land sales.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable and unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contributions to unconsolidated joint ventures for each of the three months ended June 30, 2022 and 2021, includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	412	$51.1	$24.0	$27.1	53.0%	375	$48.6	$20.1	$28.5	58.6%
Homes	—	—	—	—	—%	2	1.0	0.9	0.1	10.0%
Land sales	N/A	0.1	—	0.1	100.0%	N/A	0.1	—	0.1	100.0%
Total consolidated	412	$51.2	$24.0	$27.2	53.1%	377	$49.7	$21.0	$28.7	57.7%

Unconsolidated
Homes (a)	83					—
Total	495					377
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

Homesites. Revenue from homesite sales increased $2.5 million, or 5.1%, during the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the six months ended June 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $113,000 and $115,000, respectively. The decrease in average revenue per homesite sold during the current period, was due to the mix of sales from different communities. Gross margin decreased to 53.0% during the six months ended June 30, 2022, as compared to 58.6% during the same period in 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the six months ended June 30, 2022, we did not have any home sales. During the six months ended June 30, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%.

Land sales. During each of the six months ended June 30, 2022 and 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable and unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt.

Gain on contributions to unconsolidated joint ventures for the six months ended June 30, 2022 and 2021, includes a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other expense, net for the six months ended June 30, 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Revenue:
Hospitality revenue	$29.3	$22.5	$45.5	$35.4
Leasing revenue	—	—	0.1	—
Total revenue	29.3	22.5	45.6	35.4
Expenses:
Cost of hospitality revenue	21.2	15.3	35.9	26.6
Cost of leasing revenue	0.1	—	0.2	—
Other operating expenses	0.3	0.3	0.6	0.3
Depreciation, depletion and amortization	2.3	1.4	4.1	2.7
Total expenses	23.9	17.0	40.8	29.6
Operating income	5.4	5.5	4.8	5.8
Other expense:
Interest expense	(0.3)	(0.1)	(0.5)	(0.1)
Other income, net	0.6	—	0.4	—
Total other income (expense), net	0.3	(0.1)	(0.1)	(0.1)
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$5.7	$5.4	$4.7	$5.7

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$10.9	$3.1	28.4%	$8.6	$3.0	34.9%
Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services	16.3	4.7	28.8%	12.3	3.5	28.5%
Other	2.1	0.3	14.3%	1.6	0.7	43.8%
Total	$29.3	$8.1	27.6%	$22.5	$7.2	32.0%

Revenue from our clubs increased $2.3 million, or 26.7%, during the three months ended June 30, 2022 compared to the same period in 2021. The increase in revenue in the current period was primarily due to increases in the number of members and membership revenue. Our clubs gross margin decreased to 28.4% during the three months ended June 30, 2022, compared to 34.9% during the same period in 2021. The decrease in gross margin in the current period was due to opening preparation costs for the new Camp Creek Inn and amenities.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $4.0 million, or 32.5%, during the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021 and Homewood Suites by Hilton Panama City Beach, which opened in March 2022. The three months ended June 30, 2022 had a gross margin of 28.8%, compared to 28.5% during the same period in 2021.

Revenue from other hospitality operations increased $0.5 million, or 31.3%, during the three months ended June 30, 2022, as compared to the same period in 2021. The increase in other hospitality revenue was primarily related to revenue from our WaterColor Kids retail store, which opened in March 2022, and a restaurant in WindMark Beach, which opened in December 2021. Our other hospitality operations had a gross margin of 14.3% during the three months ended June 30, 2022, compared to 43.8% during the same period in 2021. The decrease in gross margin was due to opening expenses and onboarding of staff for the WaterColor Kids store and Point South Marina Bay Point, as well as increased cost of labor. The gross margin was also impacted by $0.4 million of business interruption proceeds received for the marinas in the prior period. We did not have revenue from our Point South Marina Port St. Joe during the three months ended June 30, 2022 and 2021, due to the impact of Hurricane Michael and our Point South Marina Bay Point partially reopened in the second quarter of 2022. See Note 7. Hurricane Michael for additional information.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.9 million in depreciation, depletion and amortization expense during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Other income, net includes $0.6 million received from the Pier Park CDD for repayment of subordinated notes.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$19.7	$5.5	27.9%	$14.9	$4.5	30.2%
Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services	22.4	4.0	17.9%	17.6	3.5	19.9%
Other	3.4	0.1	2.9%	2.9	0.8	27.6%
Total	$45.5	$9.6	21.1%	$35.4	$8.8	24.9%

Revenue from our clubs increased $4.8 million, or 32.2%, during the six months ended June 30, 2022 compared to the same period in 2021. The increase in revenue in the current period was due to increases in the number of members and membership revenue. As of June 30, 2022, Watersound Club had 2,488 members, compared with 1,951 members as of June 30, 2021, an increase of 537 members. Our clubs gross margin decreased to 27.9% during the six months ended June 30, 2022, compared to 30.2% during the same period in 2021. The decrease in gross margin in the current period was due to opening preparation costs for the new Camp Creek Inn and amenities.

Revenue from our hotel operations, food and beverage operations, short-term vacation rentals and other management services increased $4.8 million, or 27.3%, during the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021 and Homewood Suites by Hilton Panama City Beach, which opened in March 2022. The six months ended June 30, 2022 had a gross margin of 17.9%, compared to 19.9% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with Homewood Suites by Hilton Panama City Beach, which opened in March 2022, onboarding of staff for future assets currently under construction and an increase in cost of labor and products. The gross margin in the current period was also impacted by construction at the WaterColor Inn, which resulted in several outlets and guest rooms being out of service. The construction was completed in June 2022.

Revenue from other hospitality operations increased $0.5 million, or 17.2%, during the six months ended June 30, 2022, as compared to the same period in 2021. The increase in other hospitality revenue was primarily related to revenue from our WaterColor Kids retail store, which opened in March 2022, and a restaurant in WindMark Beach, which opened in December 2021. Our other hospitality operations had a gross margin of 2.9% during the six months ended June 30, 2022, compared to 27.6% during the same period in 2021. The decrease in gross margin was due to opening expenses and onboarding of staff for the WaterColor Kids store and Point South Marina Bay Point, as well as increased cost of labor. The gross margin was also impacted by $0.4 million of business interruption proceeds received for the marinas in the prior period. We did not have revenue from our Point South Marina Port St. Joe during the six months ended June 30, 2022 and 2021, due to the impact of Hurricane Michael and our Point South Marina Bay Point partially reopened in the second quarter of 2022. See Note 7. Hurricane Michael for additional information.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $1.4 million in depreciation, depletion and amortization expense during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing.

Other income, net includes $1.0 million received from the Pier Park CDD for repayment of subordinated notes, partially offset by $0.6 million of expense for a homeowner’s association special assessment.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$4.9	$3.9	$9.4	$7.6
Multi-family leasing revenue	3.4	2.0	6.6	3.6
Senior living leasing revenue	1.0	0.4	2.0	0.6
Total leasing revenue	9.3	6.3	18.0	11.8
Commercial and rural real estate revenue	4.5	8.2	8.1	8.2
Timber revenue	1.3	2.2	4.3	3.8
Hospitality revenue	0.2	0.2	0.3	0.3
Total revenue	15.3	16.9	30.7	24.1
Expenses:
Cost of leasing revenue	3.8	2.5	7.4	5.1
Cost of commercial and rural real estate revenue	0.5	1.6	1.6	1.6
Cost of timber revenue	0.2	0.2	0.4	0.4
Cost of hospitality revenue	0.2	0.2	0.4	0.3
Other operating expenses	1.0	1.1	2.1	1.9
Depreciation, depletion and amortization	3.1	2.6	6.1	5.0
Total expenses	8.8	8.2	18.0	14.3
Operating income	6.5	8.7	12.7	9.8
Other (expense) income:
Interest expense	(1.4)	(1.4)	(3.0)	(2.7)
Gain on contributions to unconsolidated joint ventures	—	3.1	0.4	3.1
Other (expense) income, net	(0.3)	—	(0.6)	0.1
Total other (expense) income, net	(1.7)	1.7	(3.2)	0.5
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$4.8	$10.4	$9.5	$10.3

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Leasing
Commercial leasing	$4.9	$3.2	65.3%	$3.9	$2.7	69.2%
Multi-family leasing	3.4	2.2	64.7%	2.0	1.3	65.0%
Senior living leasing	1.0	0.1	10.0%	0.4	(0.2)	(50.0)%
Total leasing	9.3	5.5	59.1%	6.3	3.8	60.3%
Commercial and rural real estate	4.5	4.0	88.9%	8.2	6.6	80.5%
Timber	1.3	1.1	84.6%	2.2	2.0	90.9%
Hospitality	0.2	—	—%	0.2	—	—%
Total	$15.3	$10.6	69.3%	$16.9	$12.4	73.4%

Total leasing revenue increased $3.0 million, or 47.6%, during the three months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to new leases at Watersound Origins Crossings apartments and Watercrest senior living community, as well as other new leases. Total leasing gross margin was 59.1% during the three months ended June 30, 2022, as compared to 60.3% during the same period in 2021.

During the three months ended June 30, 2022, we had six commercial and rural real estate sales of approximately 163 acres for $4.0 million and land improvement services of $0.5 million, together resulting in a gross margin of approximately 88.9%. During the three months ended June 30, 2021, we had seven commercial and rural real estate sales totaling approximately 112 acres for $8.2 million, resulting in gross margin of approximately 80.5%.

Timber revenue decreased $0.9 million, or 40.9%, to $1.3 million during the three months ended June 30, 2022, as compared to $2.2 million during the same period in 2021. The decrease was primarily due to a decrease in the tons of wood products sold and the sales mix of different wood products, partially offset by price increases in the current period. There were 46,000 tons of wood products sold during the three months ended June 30, 2022, as compared to 97,000 tons of wood products sold during the same period in 2021. The average price of wood product sold increased to $25.14 per ton during the three months ended June 30, 2022, as compared to $20.56 per ton during the same period in 2021. Timber gross margin decreased during the three months ended June 30, 2022 to 84.6%, as compared to 90.9% during the same period in 2021, primarily due to the decrease in timber revenue and changes in product mix. The cost of timber revenue is primarily fixed, which resulted in a decrease to gross margin for the period.

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.5 million in depreciation, depletion and amortization expense during the three months ended June 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Gain on contributions to unconsolidated joint ventures for the three months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Leasing
Commercial leasing	$9.4	$6.1	64.9%	$7.6	$5.2	68.4%
Multi-family leasing	6.6	4.4	66.7%	3.6	2.3	63.9%
Senior living leasing	2.0	0.1	5.0%	0.6	(0.8)	(133.3)%
Total leasing	18.0	10.6	58.9%	11.8	6.7	56.8%
Commercial and rural real estate	8.1	6.5	80.2%	8.2	6.6	80.5%
Timber	4.3	3.9	90.7%	3.8	3.4	89.5%
Hospitality	0.3	(0.1)	(33.3)%	0.3	—	—%
Total	$30.7	$20.9	68.1%	$24.1	$16.7	69.3%

Total leasing revenue increased $6.2 million, or 52.5%, during the six months ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to new leases at Watersound Origins Crossings apartments and Watercrest senior living community, as well as other new leases. Total leasing gross margin increased during the six months ended June 30, 2022 to 58.9%, as compared to 56.8% during the same period in 2021, primarily due to start-up and lease-up expenses for new assets in the prior period. As of June 30, 2022, we had net rentable square feet of approximately 981,000, of which approximately 909,000 square feet was under lease. As of June 30, 2021, we had net rentable square feet of approximately 906,000, of which approximately 783,000 square feet was under lease. As of June 30, 2022, we had 972 multi-family and senior living units leased, compared to 496 multi-family and senior living units leased as of June 30, 2021.

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the six months ended June 30, 2022, we had twelve commercial and rural real estate sales of approximately 176 acres for $7.3 million and land improvement services of $0.8 million, together resulting in a gross margin of approximately 80.2%. During the six months ended June 30, 2021, we had eight commercial and rural real estate sales totaling approximately 113 acres for $8.2 million, resulting in a gross margin of approximately 80.5%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased $0.5 million, or 13.2%, to $4.3 million during the six months ended June 30, 2022, as compared to $3.8 million during the same period in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in the tons of wood products sold in the current period. There were 153,000 tons of wood products sold during the six months ended June 30, 2022, as compared to 173,000 tons of wood products sold during the same period in 2021. The average price of wood product sold increased to $26.18 per ton during the six months ended June 30, 2022, as compared to $19.85 per ton during the same period in 2021. Timber gross margin was 90.7% during the six months ended June 30, 2022, as compared to 89.5% during the same period in 2021.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Pine pulpwood	25,000	54.4%	50,000	51.6%	80,000	52.3%	91,000	52.6%
Pine sawtimber	19,000	41.3%	43,000	44.3%	68,000	44.4%	73,000	42.2%
Pine grade logs	—	—%	4,000	4.1%	2,000	1.3%	7,000	4.0%
Other	2,000	4.3%	—	—%	3,000	2.0%	2,000	1.2%
Total	46,000	100.0%	97,000	100.0%	153,000	100.0%	173,000	100.0%

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $1.1 million in depreciation, depletion and amortization expense during the six months ended June 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt.

Gain on contributions to unconsolidated joint ventures for the six months ended June 30, 2022, includes a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. Gain on contributions to unconsolidated joint ventures for the six months ended June 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures for additional information.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $135.6 million, compared to $159.1 million as of December 31, 2021. As of June 30, 2022, we also had investments - equity securities in preferred stock investments of $0.5 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments for additional information regarding our investments.

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

During the six months ended June 30, 2022, we invested a total of $157.9 million for capital expenditures, which includes $45.8 million for our residential segment, $42.3 million for our commercial segment, $69.7 million for our hospitality segment and $0.1 million for corporate expenditures. As of June 30, 2022, we had a total of $185.0 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of June 30, 2022 and December 31, 2021, we had various loans outstanding totaling $297.2 million and $227.5 million, respectively, with maturities from May 2023 through March 2064. The weighted average rate on our variable rate loans as of June 30, 2022 was 4.1%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of June 30, 2022 and December 31, 2021, $43.1 million and $43.6 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of

4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of June 30, 2022 and December 31, 2021, $35.4 million and $35.7 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan may not be prepaid prior to September 1, 2022 and if any additional principal is prepaid from September 1, 2022 through August 31, 2031 a premium is due to the lender of 2% - 10%. The loan is secured by the Pier Park Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. In January 2022, the Watersound Origins Crossings JV entered into a modification that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to SOFR plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. As of June 30, 2022 and December 31, 2021, $44.0 million and $37.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, our liability was reduced to 25% of the outstanding principal amount in May 2022, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of June 30, 2022 and December 31, 2021, $21.3 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The loan is secured by the real property, assignment of rents, leases and deposits and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the three and six months ended June 30, 2022. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of June 30, 2022 and December 31, 2021, $5.1 million and $5.2 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of June 30, 2022 and December 31, 2021, $22.8 million and $17.4 million, respectively, was outstanding on the PPC II JV Loan. In April 2022, the Pier Park Crossings Phase II JV entered into an amendment of the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the amendment, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The amended loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through May 31, 2032. The amended loan is insured by HUD and is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. As of June 30, 2022, we incurred $0.2 million of additional loan cost. As a result of the amendment, the three and six months ended June 30, 2022 include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income. See Note 10. Debt, Net for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of both June 30, 2022 and December 31, 2021, $14.6 million was outstanding on the Airport Hotel Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The loan is secured by the real property, assignment of leases, rents and profits and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests. As of June 30, 2022 and December 31, 2021, $29.7 million and $14.7 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. The loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan. As of June 30, 2022 and December 31, 2021, $16.4 million and $11.8 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.8% through November 2022, 3.3% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.3% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.8% throughout the term of the loan. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan. As of both June 30, 2022 and December 31, 2021, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan. As of June 30, 2022 and December 31, 2021, $12.0 million and $7.5 million, respectively, was outstanding on the Lodge 30A JV Hotel Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property, assignment of leases and rents and the security interest in the rents and personal property. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan. As of June 30, 2022 and December 31, 2021, $10.9 million and $1.3 million, respectively, was outstanding on the North Bay Landing Apartments Loan. The loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The loan is secured by the real property, assignment of rents and leases and the security interest in the rents, leases and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan. As of June 30, 2022 and December 31, 2021, $13.1 million and $3.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan. As of June 30, 2022 and December 31, 2021, $7.8 million and $0.6 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The loan is secured by the real property, assignment of rents and the security interest in the rents and personal property. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan. As of June 30, 2022, $1.8 million was outstanding on the Hotel Indigo Loan. As of December 31, 2021, there was no principal balance outstanding on the Hotel Indigo Loan. In June 2022, the Hotel Indigo Loan was amended to revise the interest rate to SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property, assignment of rents, leases, deposits, permits, plans, fees, agreements, approvals and contracts and the security interest in the personal property and rents. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. See Note 10. Debt, Net for additional information.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida. As of June 30, 2022, $6.1 million was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the Mexico Beach Crossings JV’s real property and the assignment of rents and leases. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $4.3 million as of June 30, 2022. Total outstanding CDD debt related to our land holdings was $13.2 million as of June 30, 2022, which was comprised of $11.1 million at SouthWood, $2.0 million at the existing Pier Park retail center and less than $0.1 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of June 30, 2022, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV and Busy Bee JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of June 30, 2022, there was no principal balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the six months ended June 30, 2022, we repurchased 4,760 shares of our common stock outstanding at an average purchase price of $37.83, per share for an aggregate purchase price of $0.2 million. During the six months ended June 30, 2021, we did not repurchase shares of our common stock outstanding. See Note 15. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As part of a timberland sale in 2007 and 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $10.2 million for the installment notes monetized through June 30, 2022. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. See Note 9. Other Assets for additional information.

As of June 30, 2022 and December 31, 2021, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.8 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $23.6 million and $12.9 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $11.0 million and $9.3 million as of June 30, 2022 and December 31, 2021, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2022	2021

	In millions
Net cash provided by operating activities	$29.0	$47.2
Net cash used in investing activities	(130.1)	(137.7)
Net cash provided by financing activities	56.4	17.2
Net decrease in cash, cash equivalents and restricted cash	(44.7)	(73.3)
Cash, cash equivalents and restricted cash at beginning of the period	74.4	110.1
Cash, cash equivalents and restricted cash at end of the period	$29.7	$36.8

Cash Flows from Operating Activities

Cash flows provided by operating activities include net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized (gain) loss on investments, net, equity in (income) loss from unconsolidated joint ventures, net of distributions, deferred income tax expense, cost of real estate sold and gain on contributions to unconsolidated joint ventures. Net cash provided by operations was $29.0 million during the six months ended June 30, 2022, as compared to $47.2 million during the same period in 2021. The decrease in net cash provided by operating activities was primarily due to expenditures for and acquisition of real estate to be sold and the changes in deferred income tax expense, partially offset by increased net income and the changes in cost of real estate sold, gain on contribution to unconsolidated joint ventures and other assets during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by SPEs. During the six months ended June 30, 2022, net cash used in investing activities was $130.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $94.2 million and capital contributions to unconsolidated joint ventures of $0.1 million, partially offset by proceeds from insurance claims of $3.3 million, maturities of investments of $69.0 million, capital distributions from unconsolidated joint venture of $0.6 million and maturities of assets held by SPEs of $0.4 million. During the six months ended June 30, 2021, net cash used in investing activities was $137.7 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $107.9 million and capital contributions to unconsolidated joint ventures of $9.7 million, partially offset by proceeds from insurance claims of $1.4 million, maturities of investments of $46.0 million, sales of investments of $1.5 million and maturities of assets held by SPEs of $0.4 million.

Capital expenditures for operating property and property and equipment were $109.1 million and $69.4 million, during the six months ended June 30, 2022 and 2021, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $56.4 million, compared to $17.2 million during the same period in 2021. Net cash provided by financing activities during the six months ended June 30, 2022 included capital contribution from non-controlling interest of $2.0 million and borrowings on debt of $88.8 million, partially offset by capital distributions to non-controlling interest of $1.8 million, repurchase of common shares of $0.2 million, dividends paid of $11.8 million, principal payments for debt of $18.8 million, debt issuance costs of $1.7 million, principal payments for finance leases of $0.1 million. Net cash provided by financing activities during the six months ended June 30, 2021 included capital contribution from non-controlling interest of $3.2 million and borrowings on debt of $26.4 million, partially offset by capital distributions to non-controlling interest of $0.7 million, dividends paid of $9.4 million, principal payments for debt of $1.4 million and debt issuance costs of $0.9 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2022.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: the potential impacts of the ongoing COVID-19 pandemic; our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; supply chain disruptions; inflation; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our joint venture partners to effectively manage the day-to-day activities of our joint venture projects; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; reductions in travel and other risks inherent to the hospitality industry; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions, including the recovery of insurance claims for losses related to Hurricane Michael; the actual or perceived threat of climate change; the seasonality of our business; our ability to obtain adequate insurance for our properties or rising insurance costs; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny could negatively impact our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 6 of our most recent annual report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this quarterly report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.5 million in the market value of these investments as of June 30, 2022. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of June 30, 2022, approximately 99% of our total Securities were rated AA or better.

Our cash and cash equivalents are invested in money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations. The amount of interest earned on one of our retained interest investments is based on LIBOR. A 100-basis point change in the interest rate may result in an insignificant change in interest earned on the investment.

The amount of interest expense on some of our project financing is based on LIBOR and SOFR. Based on the outstanding balance of these loans as of June 30, 2022, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.7 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date.

As of June 30, 2022, we had a total authority of $99.8 million available for purchase of shares of our common stock. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information regarding repurchases of our common stock during each of the three months in the quarter ended June 30, 2022:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
In Millions
April 1-30, 2022	—	$—	—	$—
May 1-31, 2022	—	—	—	—
June 1-30, 2022	4,760	37.83	4,760	99.8
Total	4,760	$37.83	4,760	$99.8

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2011).
*†10.1	Form of Restricted Stock Award (Executive Officers).
*†10.2	Form of Restricted Stock Award (CEO).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

†    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	July 27, 2022	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 27, 2022	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)