Form 10-Q
period 2022-09-30
ST JOE Co
filed 2022-10-26
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 24, 2022, there were 58,335,541 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$883,796	$690,113
Investment in unconsolidated joint ventures	58,865	52,027
Cash and cash equivalents	18,846	70,162
Investments - debt securities	74,033	88,956
Other assets	62,190	70,235
Property and equipment, net of accumulated depreciation of $64,666 and $64,251 as of September 30, 2022 and December 31, 2021, respectively	36,981	31,145
Investments held by special purpose entities	204,829	205,513
Total assets	$1,339,540	$1,208,151
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$321,085	$223,034
Other liabilities	83,338	67,985
Deferred revenue	39,311	36,207
Deferred tax liabilities, net	81,558	77,259
Senior Notes held by special purpose entity	177,783	177,566
Total liabilities	703,075	582,051

Commitments and contingencies (Note 19)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,912,504 and 58,882,549 issued at September 30, 2022 and December 31, 2021, respectively; and 58,335,541 and 58,882,549 outstanding at September 30, 2022 and December 31, 2021, respectively	297,129	296,873
Retained earnings	336,049	310,925
Accumulated other comprehensive income (loss)	2,047	(389)
Treasury stock at cost, 576,963 shares held at September 30, 2022	(19,972)	—
Total stockholders’ equity	615,253	607,409
Non-controlling interest	21,212	18,691
Total equity	636,465	626,100
Total liabilities and equity	$1,339,540	$1,208,151

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of September 30, 2022 and December 31, 2021, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of September 30, 2022, condensed consolidated balances attributable to the Company’s consolidated joint ventures also includes Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the consolidated joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	September 30,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$257,697	$206,565
Cash and cash equivalents	7,539	10,564
Other assets	22,942	17,392
Investments held by special purpose entities	204,829	205,513
Total assets	$493,007	$440,034
LIABILITIES
Debt, net	$226,893	$173,531
Other liabilities	17,868	17,602
Deferred revenue	310	234
Senior Notes held by special purpose entity	177,783	177,566
Total liabilities	$422,854	$368,933

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue:
Real estate revenue	$17,330	$23,500	$82,132	$85,615
Hospitality revenue	29,035	22,292	74,912	57,986
Leasing revenue	10,049	7,146	28,215	19,112
Timber revenue	1,162	1,058	5,438	4,827
Total revenue	57,576	53,996	190,697	167,540
Expenses:
Cost of real estate revenue	7,229	8,471	35,324	33,067
Cost of hospitality revenue	21,959	16,536	58,238	43,469
Cost of leasing revenue	4,946	3,106	12,596	8,297
Cost of timber revenue	172	118	577	502
Corporate and other operating expenses	5,322	4,987	16,493	17,161
Depreciation, depletion and amortization	5,771	4,617	16,263	12,594
Total expenses	45,399	37,835	139,491	115,090
Operating income	12,177	16,161	51,206	52,450
Other income (expense):
Investment income, net	2,735	2,331	7,531	4,813
Interest expense	(4,727)	(4,114)	(12,951)	(11,639)
Gain on contributions to unconsolidated joint ventures	1,430	—	2,001	3,290
Other income, net	2,128	7,329	6,045	9,595
Total other income, net	1,566	5,546	2,626	6,059
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	13,743	21,707	53,832	58,509
Equity in income (loss) from unconsolidated joint ventures	2,481	(501)	3,415	(1,570)
Income tax expense	(4,163)	(6,429)	(14,643)	(15,180)
Net income	12,061	14,777	42,604	41,759
Net loss attributable to non-controlling interest	286	419	194	857
Net income attributable to the Company	$12,347	$15,196	$42,798	$42,616

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.21	$0.26	$0.73	$0.72
Diluted	$0.21	$0.26	$0.73	$0.72

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,814,972	58,882,549	58,859,723	58,882,549
Diluted	58,814,972	58,882,549	58,861,440	58,882,549

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income:	$12,061	$14,777	$42,604	$41,759
Other comprehensive (loss) income:
Net unrealized (loss) gain on available-for-sale investments	(31)	3	(686)	(1)
Interest rate swaps	1,427	301	4,540	410
Interest rate swap - unconsolidated joint venture	307	(1)	615	133
Reclassification of net realized loss included in earnings	15	154	150	251
Total before income taxes	1,718	457	4,619	793
Income tax expense	(327)	(116)	(828)	(201)
Total other comprehensive income, net of tax	1,391	341	3,791	592
Total comprehensive income, net of tax	13,452	15,118	46,395	42,351
Total comprehensive (income) loss attributable to non-controlling interest	(142)	419	(1,161)	857
Total comprehensive income attributable to the Company	$13,310	$15,537	$45,234	$43,208

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at June 30, 2022	58,907,744	$297,021	$329,593	$1,084	$(180)	$19,922	$647,440
Capital contribution from non-controlling interest	—	—	—	—	—	1,579	1,579
Capital distribution to non-controlling interest	—	—	—	—	—	(431)	(431)
Stock based compensation expense	—	108	—	—	—	—	108
Repurchase of common shares	(572,203)	—	—	—	(19,792)	—	(19,792)
Dividends ($0.10 per share)	—	—	(5,891)	—	—	—	(5,891)
Other comprehensive income, net of tax	—	—	—	963	—	428	1,391
Net income	—	—	12,347	—	—	(286)	12,061
Balance at September 30, 2022	58,335,541	$297,129	$336,049	$2,047	$(19,972)	$21,212	$636,465

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at June 30, 2021	58,882,549	$296,873	$273,214	$(1,221)	$—	$19,649	$588,515
Capital distribution to non-controlling interest	—	—	—	—	—	(304)	(304)
Dividends ($0.08 per share)	—	—	(4,711)	—	—	—	(4,711)
Other comprehensive income, net of tax	—	—	—	341	—	—	341
Net income	—	—	15,196	—	—	(419)	14,777
Balance at September 30, 2021	58,882,549	$296,873	$283,699	$(880)	$—	$18,926	$598,618

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Capital contributions from non-controlling interest	—	—	—	—	—	3,613	3,613
Capital distributions to non-controlling interest	—	—	—	—	—	(2,253)	(2,253)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	256	—	—	—	—	256
Repurchase of common shares	(576,963)	—	—	—	(19,972)	—	(19,972)
Dividends ($0.30 per share)	—	—	(17,674)	—	—	—	(17,674)
Other comprehensive income, net of tax	—	—	—	2,436	—	1,355	3,791
Net income	—	—	42,798	—	—	(194)	42,604
Balance at September 30, 2022	58,335,541	$297,129	$336,049	$2,047	$(19,972)	$21,212	$636,465

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contributions from non-controlling interest	—	—	—	—	—	3,188	3,188
Capital distributions to non-controlling interest	—	—	—	—	—	(958)	(958)
Dividends ($0.24 per share)	—	—	(14,133)	—	—	—	(14,133)
Other comprehensive income, net of tax	—	—	—	592	—	—	592
Net income	—	—	42,616	—	—	(857)	41,759
Balance at September 30, 2021	58,882,549	$296,873	$283,699	$(880)	$—	$18,926	$598,618

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$42,604	$41,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	16,263	12,594
Stock based compensation	256	—
Gain on sale of investments	—	(17)
Unrealized (gain) loss on investments, net	(91)	1,947
Equity in (income) loss from unconsolidated joint ventures, net of distributions	(3,114)	1,770
Deferred income tax expense	3,471	11,464
Cost of real estate sold	32,564	30,105
Expenditures for and acquisition of real estate to be sold	(69,699)	(28,288)
Accretion income and other	(1,069)	(614)
Loss on disposal of property and equipment	181	270
Gain on contributions to unconsolidated joint ventures	(2,001)	(3,290)
Gain on insurance for damage to property and equipment, net	(4,186)	(3,924)
Loss on extinguishment of debt	130	—
Changes in operating assets and liabilities:
Other assets	15,755	(6,186)
Deferred revenue	3,039	7,337
Other liabilities	(3,845)	206
Net cash provided by operating activities	30,258	65,133
Cash flows from investing activities:
Expenditures for operating property	(156,478)	(109,215)
Expenditures for property and equipment	(3,384)	(3,135)
Proceeds from the disposition of assets	17	34
Proceeds from insurance claims	4,186	3,924
Purchases of investments - debt securities	(97,133)	(127,958)
Maturities of investments - debt securities	99,000	73,000
Sales of investments - debt securities	12,980	36
Sales of investments - equity securities	207	325
Sales of restricted investments	—	1,173
Capital contributions to unconsolidated joint ventures	(2,505)	(9,213)
Capital distributions from unconsolidated joint ventures	3,203	—
Payments for interest in unconsolidated joint venture	—	(495)
Maturities of assets held by special purpose entities	785	788
Net cash used in investing activities	(139,122)	(170,736)
Cash flows from financing activities:
Capital contributions from non-controlling interest	3,613	3,188
Capital distributions to non-controlling interest	(2,253)	(958)
Repurchase of common shares	(19,972)	—
Dividends paid	(17,666)	(14,133)
Borrowings on debt	119,043	39,812
Principal payments for debt	(19,535)	(1,536)
Principal payments for finance leases	(89)	(75)
Debt issuance costs	(1,876)	(1,087)
Net cash provided by financing activities	61,265	25,211
Net decrease in cash, cash equivalents and restricted cash	(47,599)	(80,392)
Cash, cash equivalents and restricted cash at beginning of the period	74,400	110,119
Cash, cash equivalents and restricted cash at end of the period	$26,801	$29,727

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

	September 30,	September 30,
	2022	2021
Cash and cash equivalents	$18,846	$27,260
Restricted cash included in other assets	7,955	2,467
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$26,801	$29,727

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Nine Months Ended
	September 30,
	2022	2021
Cash paid during the period for:
Interest, net of amounts capitalized	$14,260	$11,949
Income taxes	$13,411	$6,570

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$(3,707)	$(4,616)
Decrease in Community Development District debt	$(177)	$(800)
Transfers of operating property to property and equipment	$8,671	$12,711
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$12,302	$10,277
Unrealized gain on cash flow hedges	$5,155	$543

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) and limited partnerships in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, are accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2021 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2021 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022.

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

Throughout the first nine months of 2022, the Company continued to generate positive financial results. While macro-economic factors such as inflation, rising interest rates, supply chain disruptions, geopolitical conflicts and the continuing recovery from the COVID-19 pandemic, among other things, have created economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily the result of the continued growth of Northwest Florida, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions, and as of September 30, 2022, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2022 the Company had $1.1 million invested in U.S. Treasury Money Market Funds, $74.0 million invested in U.S. Treasury Bills classified as investments – debt securities, and $0.3 million invested in two issuers of preferred stock that are non-investment grade.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For each the three and nine months ended September 30, 2022, the Company had 29,955 unvested shares of restricted stock. For the three months ended September 30, 2022, 29,955 potentially dilutive common shares were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. As of September 30, 2021, there were no outstanding common stock equivalents. For the three and nine months ended September 30, 2021, the Company did not have any potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$12,347	$15,196	$42,798	$42,616

Shares
Weighted average shares outstanding - basic	58,814,972	58,882,549	58,859,723	58,882,549
Incremental shares from restricted stock	—	—	1,717	—
Weighted average shares outstanding - diluted	58,814,972	58,882,549	58,861,440	58,882,549

Net income per share attributable to the Company
Basic income per share	$0.21	$0.26	$0.73	$0.72
Diluted income per share	$0.21	$0.26	$0.73	$0.72

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

3. Investment in Real Estate

Real estate, excluding unconsolidated JVs, by property type and segment includes the following:

	September 30,	December 31,
	2022	2021
Development property:
Residential	$153,299	$122,404
Hospitality	187,406	137,089
Commercial	123,059	85,931
Other	3,451	3,232
Total development property	467,215	348,656

Operating property:
Residential	7,854	7,854
Hospitality	161,439	124,449
Commercial	339,096	296,193
Other	127	127
Total operating property	508,516	428,623
Less: Accumulated depreciation	91,935	87,166
Total operating property, net	416,581	341,457
Investment in real estate, net	$883,796	$690,113

Investment in real estate is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable.

Development property consists of land the Company is developing or intends to develop for sale or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes existing and planned residential homesites and related infrastructure. Hospitality development property consists of land, improvements and construction and development costs primarily related to uncompleted hotels, resorts, club amenities and a marina. Commercial development property primarily consists of land and construction and development costs for planned commercial, multi-family and industrial uses. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rentals, a marina and other operations. Commercial operating property includes property developed or purchased by the Company and used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental, vacation rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of September 30, 2022 and December 31, 2021, operating property, net related to operating leases was $260.0 million and $230.0 million, respectively.

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease apartments in Mexico Beach, Florida. The JV parties are working together to develop and construct the 216-unit apartment community. The community is located on land that was contributed to the JV by the Company. As of September 30, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, Watersound Management, LLC (“Watersound Management JV”), the Company’s unconsolidated JV, will be responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of September 30, 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. As of September 30, 2022 and December 31, 2021, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions, including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The JV parties are working together to develop and construct the 255-room hotel. As of September 30, 2022 and December 31, 2021, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the JV. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of September 30, 2022 and December 31, 2021, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of September 30, 2022 and December 31, 2021, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease apartments near the entrance to the Watersound Origins residential community. Construction of the 217-unit apartment community was completed in the fourth quarter of 2021. As of September 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2022 and December 31, 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2022 and December 31, 2021, the Company owned a 60.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2022 and December 31, 2021.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	September 30,	December 31,
	2022	2021
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$32,468	$30,040
Sea Sound JV	9,454	10,333
Watersound Fountains Independent Living JV	7,508	7,508
Pier Park TPS JV	1,714	1,961
Pier Park RI JV (a)	4,263	—
Busy Bee JV	2,238	1,621
Electric Cart Watersound JV (b)	682	—
Watersound Management JV	538	564
Total investment in unconsolidated joint ventures	$58,865	$52,027

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (c) (d)	$11,795	$7,147
Sea Sound JV	38,742	35,047
Watersound Fountains Independent Living JV (d)	18,755	66
Pier Park TPS JV (d)	13,898	14,124
Busy Bee JV	6,088	6,317
Electric Cart Watersound JV (d)	634	—
Total outstanding debt of unconsolidated JVs	$89,912	$62,701
(a)	JV was formed in May 2022.
(b)	JV was formed in February 2022.
(c)	See Note 9. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(d)	See Note 19. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement in the unconsolidated joint ventures as of September 30, 2022 was $86.9 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables, contribution requirements and derivative instruments.

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$2,181	$(896)	$2,504	$(2,497)
Sea Sound JV	(59)	(71)	21	(104)
Pier Park TPS JV	114	279	217	651
Busy Bee JV	210	180	617	372
Electric Cart Watersound JV (a)	17	—	(3)	—
Watersound Management JV	18	7	59	8
Total equity in income (loss) from unconsolidated joint ventures	$2,481	$(501)	$3,415	$(1,570)
(a)	JV was formed in February 2022.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	September 30, 2022
	Latitude Margaritaville Watersound JV		Sea Sound JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate	$110,144	(a)	$53,224	$34,691	$15,468	$5,580	$7,705	$1,630	$—	$228,442
Cash and cash equivalents	4,185		1,508	279	1,092	2,953	1,231	232	87	11,567
Other assets	2,425		451	8	734	—	2,006	295	—	5,919
Total assets	$116,754		$55,183	$34,978	$17,294	$8,533	$10,942	$2,157	$87	$245,928

LIABILITIES AND EQUITY
Debt, net	$11,610		$38,676	$18,133	$13,615	$—	$6,042	$553	$—	$88,629
Other liabilities	74,785		713	2,889	251	7	424	267	—	79,336
Equity	30,359		15,794	13,956	3,428	8,526	4,476	1,337	87	77,963
Total liabilities and equity	$116,754		$55,183	$34,978	$17,294	$8,533	$10,942	$2,157	$87	$245,928
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

	December 31, 2021
	Latitude Margaritaville Watersound JV		Sea Sound JV	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV (b)	Busy Bee JV	Electric Cart Watersound JV (c)	Watersound Management JV	Total
ASSETS
Investment in real estate	$54,034	(a)	$53,775	$17,003	$16,561	$—	$8,005	$—	$—	$149,378
Cash and cash equivalents	12,541		760	240	1,913	—	855	—	138	16,447
Other assets	1,761		210	187	433	—	1,044	—	—	3,635
Total assets	$68,336		$54,745	$17,430	$18,907	$—	$9,904	$—	$138	$169,460

LIABILITIES AND EQUITY
Debt, net	$7,147		$34,834	$66	$13,839	$—	$6,256	$—	$—	$62,142
Other liabilities	36,419		2,653	3,408	1,147	—	405	—	—	44,032
Equity	24,770		17,258	13,956	3,921	—	3,243	—	138	63,286
Total liabilities and equity	$68,336		$54,745	$17,430	$18,907	$—	$9,904	$—	$138	$169,460
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	JV was formed in May 2022.
(c)	JV was formed in February 2022.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended September 30, 2022
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Pier Park RI JV (a)	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total

Total revenue	$50,784	$1,614	$—	$1,664	$—	$5,090	$226	$320	$59,698
Expenses:
Cost of revenue	42,928	694	—	884	—	4,799	189	283	49,777
Other operating expenses	3,561	—	—	—	—	—	4	—	3,565
Depreciation and amortization	79	546	—	362	—	115	—	—	1,102
Total expenses	46,568	1,240	—	1,246	—	4,914	193	283	54,444
Operating income	4,216	374	—	418	—	176	33	37	5,254
Other (expense) income:
Interest expense	(56)	(470)	—	(189)	—	(41)	—	—	(756)
Other income (expense), net	4	(2)	—	7	—	293	—	—	302
Total other (expense) income	(52)	(472)	—	(182)	—	252	—	—	(454)
Net income (loss)	$4,164	$(98)	$—	$236	$—	$428	$33	$37	$4,800
(a)	The project is under construction with no income or loss for the three months ended September 30, 2022.

	Three Months Ended September 30, 2021
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Pier Park RI JV (b)	Busy Bee JV	Electric Cart Watersound JV (c)	Watersound Management JV	Total

Total revenue	$—	$143	$—	$2,252	$—	$4,918	$—	$201	$7,514
Expenses:
Cost of revenue	—	147	—	902	—	4,386	—	187	5,622
Other operating expenses	1,572	—	—	—	—	—	—	—	1,572
Depreciation and amortization	75	75	—	358	—	116	—	—	624
Total expenses	1,647	222	—	1,260	—	4,502	—	187	7,818
Operating (loss) income	(1,647)	(79)	—	992	—	416	—	14	(304)
Other expense:
Interest expense	(40)	(45)	—	(193)	—	(48)	—	—	(326)
Other income (expense), net	—	—	—	1	—	(51)	—	—	(50)
Total other expense	(40)	(45)	—	(192)	—	(99)	—	—	(376)
Net (loss) income	$(1,687)	$(124)	$—	$800	$—	$317	$—	$14	$(680)

(a)	The project was under construction with no income or loss for the three months ended September 30, 2021.
(b)	The JV was formed in May 2022.
(c)	The JV was formed in February 2022.

	Nine Months Ended September 30, 2022
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Pier Park RI JV (a)	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total

Total revenue	$82,528	$4,312	$—	$4,577	$—	$14,399	$226	$864	$106,906
Expenses:
Cost of revenue	68,468	1,629	—	2,501	—	13,661	218	746	87,223
Other operating expenses	8,949	—	—	—	—	—	13	—	8,962
Depreciation and amortization	229	1,509	—	1,087	—	344	—	—	3,169
Total expenses	77,646	3,138	—	3,588	—	14,005	231	746	99,354
Operating income (loss)	4,882	1,174	—	989	—	394	(5)	118	7,552
Other (expense) income:
Interest expense	(166)	(1,131)	—	(566)	—	(132)	—	—	(1,995)
Other income (expense), net	4	(7)	—	11	—	995	—	—	1,003
Total other (expense) income	(162)	(1,138)	—	(555)	—	863	—	—	(992)
Net income (loss)	$4,720	$36	$—	$434	$—	$1,257	$(5)	$118	$6,560
(a)	The project is under construction with no income or loss for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2021
	Latitude Margaritaville Watersound JV	Sea Sound JV	Watersound Fountains Independent Living JV (a)	Pier Park TPS JV	Pier Park RI JV (b)	Busy Bee JV	Electric Cart Watersound JV (c)	Watersound Management JV	Total

Total revenue	$—	$164	$—	$5,473	$—	$12,452	$—	$263	$18,352
Expenses:
Cost of revenue	—	217	—	2,311	—	11,365	—	247	14,140
Other operating expenses	4,508	—	—	—	—	—	—	—	4,508
Depreciation and amortization	135	76	—	1,075	—	347	—	—	1,633
Total expenses	4,643	293	—	3,386	—	11,712	—	247	20,281
Operating (loss) income	(4,643)	(129)	—	2,087	—	740	—	16	(1,929)
Other (expense) income:
Interest expense	(120)	(45)	—	(546)	—	(145)	—	—	(856)
Other income, net	—	—	—	4	—	205	—	—	209
Total other (expense) income	(120)	(45)	—	(542)	—	60	—	—	(647)
Net (loss) income	$(4,763)	$(174)	$—	$1,545	$—	$800	$—	$16	$(2,576)
(a)	The project was under construction with no income or loss for the nine months ended September 30, 2021.
(b)	The JV was formed in May 2022.
(c)	The JV was formed in February 2022.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes and town center amenities. As of September 30, 2022, the Latitude Margaritaville Watersound JV had 641 homes under contract and has completed 247 home sale transactions of the total estimated 3,500 homes in the community. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements total $35.0 million. As of September 30, 2022 and December 31, 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $32.5 million and $30.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements, equity in income and return of land contribution. The initial present value of the land contribution of $16.6 million, was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.8% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of September 30, 2022, the Company completed $6.0 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. As of September 30, 2022 and December 31, 2021, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of September 30, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. See Note 9. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound JV

FDSJ Eventide, LLC (“Sea Sound JV”) was formed in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of September 30, 2022 and December 31, 2021, the Company owned a 60.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound JV Loan”). The Sea Sound JV Loan bears interest at LIBOR plus 2.2% and matures in January 2024. The loan is secured by the real property and certain other security interests. The Company’s JV partner is the sole guarantor of the Sea Sound JV Loan. As of September 30, 2022 and December 31, 2021, $38.7 million and $35.0 million, respectively, was outstanding on the Sea Sound JV Loan.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of September 30, 2022 and December 31, 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of September 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in May 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct the project. The hotel is located on land that was contributed to the JV by the Company in September 2022, with a fair value of $1.8 million. In addition, during the nine months ended September 30, 2022, the Company contributed cash and impact fees of $2.5 million, and the JV partner contributed cash of $4.3 million. As of September 30, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. In September 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at SOFR plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by the real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of September 30, 2022, there was no principal balance outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. As of September 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In November 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by the real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of September 30, 2022 and December 31, 2021, $5.2 million and $5.3 million, was outstanding on the Busy Bee JV Construction Loan. As of September 30, 2022 and December 31, 2021, $0.9 million and $1.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida. This land was contributed to the JV by the Company in February 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The Watersound West Bay Center location is currently under development. The JV is operating from temporary facilities. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property to be leased to the JV by the Company. As of September 30, 2022, the Company owned a 51% interest in the JV. The Company is currently responsible for the construction activities of the JV and the Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of September 30, 2022 and December 31, 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	September 30, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$74,731	$—	$(698)	$74,033

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$88,966	$1	$(11)	$88,956

During the three and nine months ended September 30, 2022, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2022, proceeds from the sale of available-for-sale securities were $13.0 million, maturities of available-for-sale securities were $99.0 million and purchases of available-for-sale securities were $97.1 million.

During the three months ended September 30, 2021, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $73.0 million and purchases of available-for sale securities were $127.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	September 30, 2022				December 31, 2021
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$74,033	$698	$—	$—	$43,959	$11	$—	$—

As of September 30, 2022, the Company had unrealized losses of $0.7 million related to U.S. Treasury Bills. As of December 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of September 30, 2022 and December 31, 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$74,731	$74,033

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of September 30, 2022, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 42.0% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,079	$—	$—	$1,079
	1,079	—	—	1,079

Investments - debt securities:
U.S. Treasury Bills	74,033	—	—	74,033
	74,033	—	—	74,033

Investments - equity securities:
Preferred stock	—	334	—	334
	—	334	—	334
	$75,112	$334	$—	$75,446

	December 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$40,412	$—	$—	$40,412
U.S. Treasury Bills	4,000	—	—	4,000
	44,412	—	—	44,412

Investments - debt securities:
U.S. Treasury Bills	88,956	—	—	88,956
	88,956	—	—	88,956

Investments - equity securities:
Preferred stock	—	450	—	450
	—	450	—	450
	$133,368	$450	$—	$133,818

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset (Liability) Fair Value		Value	Consolidated
Description	Date	Date	Rate	September 30, 2022	September 30, 2022	December 31, 2021	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	12/10/2022	4/12/2027	3.2%	$42.0	$4,517	$558	2	Other assets
Watercrest JV Loan (a) (b)	6/1/2021	6/1/2024	4.4%	$—	$—	$(634)	2	Other liabilities
Pier Park TPS JV Loan (c)	1/14/2021	1/14/2026	5.2%	$13.9	$277	$(436)	2	Investment in unconsolidated joint ventures
(a)	See Note 10. Debt, Net for additional information.
(b)	In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the nine months ended September 30, 2022.
(c)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into equity in income (loss) from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Amount of gain recognized in other comprehensive income on derivatives	$1,734	$300	$5,155	$543
Amount of loss reclassified into interest expense	$—	$106	$52	$140
Amount of loss reclassified into equity in income (loss) from unconsolidated joint ventures	$15	$48	$98	$126

As of September 30, 2022, based on current value, the Company expects to reclassify $0.4 million of derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and nine months ended September 30, 2022 and 2021. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2022			December 31, 2021
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level

Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$4,452	$4,321	1	$5,132	$5,475	1

Senior Notes held by SPE	$177,783	$178,887	3	$177,566	$204,802	3

Debt
Fixed-rate debt	$131,809	$110,959	2	$129,532	$126,722	2
Variable-rate debt	194,995	194,995	2	97,942	97,942	2
Total debt	$326,804	$305,954		$227,474	$224,664

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2022, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $4.4 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2022 consist of $177.8 million, net of the $2.2 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Hurricane Michael

On October 10, 2018, Hurricane Michael made landfall in the Florida Panhandle. The majority of the Company’s properties incurred minimal or no damage; however, the Company’s Point South Marina Bay Point in Bay County and Point South Marina Port St. Joe in Gulf County, as well as certain timber, commercial and multi-family leasing assets were impacted. The marinas suffered significant damage requiring long-term restoration and have remained closed during the reconstruction of significant portions of these assets. The Point South Marina Bay Point fully reopened in the third quarter of 2022 and a portion of the Point South Marina Port St. Joe is expected to open in 2022.

The Company maintains property and business interruption insurance, subject to certain deductibles, and is continuing to assess claims under such policies; however, the timing and amount of insurance proceeds are uncertain and may not be sufficient to cover all losses. Timing differences exist between the impairment losses, capital expenditures made to repair or restore properties and recognition and receipt of insurance proceeds reflected in the Company’s financial statements. During the three and nine months ended September 30, 2022, no insurance proceeds were received related to business interruption. During the three and nine months ended September 30, 2021, $0.2 million and $0.6 million, respectively, of business interruption proceeds were received related to the marinas, which are included within the cost of hospitality revenue on the condensed consolidated statements of income.

During the three months ended September 30, 2022 and 2021, the Company recognized $0.9 million and $2.5 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million during each period. During the nine months ended September 30, 2022 and 2021, the Company recognized $4.2 million and $3.9 million, respectively, of gain on insurance recovery and incurred loss from hurricane damage of less than $0.1 million during each period. The gain on insurance recovery and loss from hurricane damage were included in other income, net on the condensed consolidated statements of income.

8. Leases

The Company as Lessor

Leasing revenue consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2042, some of which include options to terminate or extend.

The components of leasing revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Leasing revenue
Lease payments	$8,765	$5,904	$24,131	$15,541
Variable lease payments	1,284	1,242	4,084	3,571
Total leasing revenue	$10,049	$7,146	$28,215	$19,112

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2022, for the years ending December 31 are:

2022	$6,727
2023	18,153
2024	12,100
2025	9,004
2026	7,281
Thereafter	32,485
$85,750

The Company as Lessee

As of September 30, 2022, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2049. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$30	$29	$90	$85
Interest on lease liability	3	5	11	14
Operating lease cost	92	80	286	236
Variable and short-term lease cost	576	518	1,401	1,262
Total lease cost	$701	$632	$1,788	$1,597

Other information
Weighted-average remaining lease term - finance lease (in years)			3.2	3.8
Weighted-average remaining lease term - operating leases (in years)			3.0	3.4
Weighted-average discount rate - finance lease			4.9%	4.6%
Weighted-average discount rate - operating leases			4.8%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to September 30, 2022, for the years ending December 31 are:

	Finance Leases	Operating Leases
2022	$34	$92
2023	136	329
2024	89	178
2025	52	55
2026	8	12
Thereafter	1	269
Total	320	935
Less imputed interest	(19)	(174)
Total lease liabilities	$301	$761

9. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2022	2021
Investments - equity securities	$334	$450
Accounts receivable, net	9,763	13,813
Homesite sales receivable	9,089	7,651
Notes receivable, net	2,908	12,377
Income tax receivable	1,558	—
Inventory	3,692	2,797
Prepaid expenses	9,209	7,175
Straight-line rent	2,625	2,489
Operating lease right-of-use assets	761	732
Other assets	13,484	5,987
Retained interest investments	7,832	13,826
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$62,190	$70,235

Investments - Equity Securities

As of September 30, 2022 and December 31, 2021, investments - equity securities included $0.3 million and $0.5 million, respectively, of preferred stock investments recorded at fair value. During each the three and nine months ended September 30, 2022, the Company recognized unrealized gain of less than $0.1 million on investments related to equity securities still held as of September 30, 2022. During the three and nine months ended September 30, 2021, the Company recognized unrealized gain of $0.1 million and unrealized loss of $0.9 million, respectively, on investments related to equity securities still held as of September 30, 2021. These amounts were included within investment income, net on the condensed consolidated statements of income.

Accounts Receivable, Net

The Company’s accounts receivable, net primarily includes leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Topic 326 are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. As of September 30, 2022 and December 31, 2021, accounts receivable were presented net of allowance for credit losses of $0.3 million and $0.4 million, respectively, and net of allowance for lease related receivables of $0.1 million as of each period. During the nine months ended September 30, 2022, allowance for credit losses related to accounts receivable, net decreased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	September 30, 2022	September 30, 2021
Balance at beginning of period	$7,651	$5,675
Increases due to revenue recognized for homesites sold	4,678	3,670
Decreases due to amounts received	(3,240)	(3,376)
Balance at end of period	$9,089	$5,969

Notes Receivable, Net

Notes receivable, net consists of the following:

	September 30,	December 31,
	2022	2021
Interest bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$—	$7,075
Various interest bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due November 2022 through May 2023	2,455	4,824
Interest bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest bearing note with a tenant for tenant improvements, due October 2025	70	76
Mortgage note, secured by certain real estate, bearing interest at a rate of 4.8% due November 2023	24	43
Total notes receivable, net	$2,908	$12,377

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

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting period. As of both September 30, 2022 and December 31, 2021, notes receivable were presented net of allowance for credit losses of $0.1 million. As of September 30, 2022 and December 31, 2021, accrued interest receivable related to notes receivable was $0.2 million and $0.1 million, which is included within other assets on the condensed consolidated balance sheets.

Other Assets

Other assets as of September 30, 2022 and December 31, 2021, include $7.7 million and $3.9 million, respectively, of escrow deposits primarily related to financing and development requirements for certain of the Company’s projects. Other assets as of September 30, 2022 and December 31, 2021, also include $4.5 million and $0.6 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s condensed consolidated financial statements as of

September 30, 2022 and December 31, 2021. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $10.1 million to be received at the end of the installment notes’ fifteen-year maturity period, in 2023 through 2024. During the nine months ended September 30, 2022, two installment notes matured and the Company received $6.9 million of remaining principal. The Company has a beneficial or retained interest investment related to these SPEs of $7.8 million and $13.8 million as of September 30, 2022 and December 31, 2021, respectively, recorded in other assets on the Company’s condensed consolidated balance sheets.

10. Debt, Net

Debt consists of the following:

	Maturity Date	Interest Rate Terms	Effective Rate September 30, 2022	September 30, 2022	December 31, 2021
Watersound Origins Crossings JV Loan	May 2024	SOFR plus 2.8, floor 3.3% (a)	5.7%	$44,015	$37,897
PPN JV Loan	November 2025	Fixed	4.1%	42,816	43,582
Pier Park Resort Hotel JV Loan (b)	April 2027	LIBOR plus 2.2%	5.3%	38,333	14,650
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	35,304	35,670
PPC II JV Loan (insured by HUD) (c)	May 2057	Fixed	2.7%	22,723	17,374
Watercrest JV Loan	June 2047	LIBOR plus 2.2% (d)	5.3%	21,150	20,053
Breakfast Point Hotel Loan	November 2042	LIBOR plus 2.8%, floor 3.8%	5.9%	16,413	11,843
North Bay Landing Apartments Loan	September 2024	LIBOR plus 2.5%, floor 3.2%	5.6%	15,693	1,342
Airport Hotel Loan	March 2025	LIBOR plus 2.0%, floor 3.0%	5.1%	14,642	14,642
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	13,678	—
Watersound Camp Creek Loan	December 2047	LIBOR plus 2.1%, floor 2.6%	5.2%	13,131	3,437
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,039	7,474
Watersound Town Center Grocery Loan	August 2031	LIBOR plus 2.0%, floor 2.2%	5.1%	9,586	620
Hotel Indigo Loan	October 2028	SOFR plus 2.7%, floor 2.7%	5.7%	6,245	—
Beckrich Building III Loan	August 2029	LIBOR plus 1.7%	4.8%	5,038	5,188
Self-Storage Facility Loan	November 2025	LIBOR plus 2.4%, floor 2.9%	5.5%	4,666	4,666
Community Development District debt	May 2023-May 2039	Fixed	3.6 to 6.0%	4,249	4,909
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	5.1%	2,107	—
Beach Homes Loan	May 2029	LIBOR plus 1.7%	4.8%	1,455	1,492
Pier Park Outparcel Loan	March 2027	LIBOR plus 1.7%	4.8%	1,312	1,370
WaterColor Crossings Loan	February 2029	LIBOR plus 1.7%	4.8%	1,209	1,265
Total principal outstanding				326,804	227,474
Unamortized discount and debt issuance costs				(5,719)	(4,440)
Total debt, net				$321,085	$223,034
(a)	In January 2022, the Watersound Origins Crossings JV Loan interest rate was modified from a fixed rate of 5.0%.

(b)	The Pier Park Resort Hotel JV entered into an interest rate swap that is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.
(c)	In April 2022, the PPC II JV Loan was amended from a rate of LIBOR plus 2.1% and maturity date of October 2024.
(d)	As of December 31, 2021, the interest rate was swapped to a fixed rate of 4.4% on the notional amount of related debt of $20.0 million. The interest rate swap was terminated in April 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases, accounts and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of September 30, 2022, the weighted average effective interest rate of outstanding debt was 4.6%, of which 40.3% of the debt outstanding includes fixed interest rates, and the average remaining life of debt outstanding was 14.2 years.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”) to finance the construction of apartments located near the entrance to the Watersound Origins residential community. In January 2022, the Watersound Origins Crossings JV entered into a modification of the loan that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to the Secured Overnight Financing Rate (“SOFR”) plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, the Company’s liability has been reduced to 25% of the outstanding principal amount, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of September 30, 2022, the Company incurred less than $0.1 million of additional loan cost due to the loan modification.

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

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 10% for any additional principal that is prepaid through August 31, 2031. The loan is secured by the real property and certain other Security Interests.

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”) to finance the construction of apartments in Panama City Beach, Florida. In April 2022, the Pier Park Crossings Phase II JV entered into an amendment of the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the amendment, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The amended loan terms include a prepayment premium due to the lender of 1% - 10% for any additional principal that is prepaid through May 31, 2032. The amended loan is insured by HUD and is secured by the real property and certain other Security Interests. As of September 30, 2022, the Company incurred $0.2 million of additional loan cost. As a result of the amendment, the nine months ended September 30, 2022 include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income.

In 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”) to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The loan provides for monthly principal and interest payments through maturity in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the nine months ended September 30, 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida (the “Breakfast Point Hotel Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter through maturity in November 2042. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Apartments Loan”). The loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan (the “Airport Hotel Loan”) to finance construction of the Hilton Garden Inn Panama City Airport. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida (the “Mexico Beach Crossings JV Loan”). The loan provides for interest only payments for the first twenty-seven months and principal and interest payments thereafter through maturity in March 2064. The loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the real property and certain other Security Interests.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). The loan provides for interest only payments for the first eighteen months and principal and interest payments thereafter through maturity in December 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Hotel Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan to finance the construction of a hotel in Panama City, Florida (the “Hotel Indigo Loan”). The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2028. The loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, which would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. In June 2022, the loan was amended to revise the interest rate to SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan is secured by the leasehold property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan.

In 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan (the “Beckrich Building III Loan”) to finance the construction of an office building in Panama City Beach, Florida. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2029. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan.

In November 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in November 2025. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. The Company’s liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage.

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $13.2 million and $14.1 million as of September 30, 2022 and December 31, 2021, respectively. The Company pays interest on this total outstanding CDD debt.

In July 2022, a wholly-owned subsidiary of the Company entered into a $13.7 million loan to finance the construction of a hotel in Santa Rosa Beach, Florida (the “Topsail Hotel Loan”). The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in July 2027. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Topsail Hotel Loan.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million loan to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in May 2029. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beach Homes Loan.

In 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2027. The loan is secured by the real property and certain other Security Interests.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million loan to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in February 2029. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the WaterColor Crossings Loan.

The Company’s financing agreements are subject to various customary debt covenants and as of both September 30, 2022 and December 31, 2021, the Company was in compliance with the financial debt covenants.

As of September 30, 2022, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $469.3 million. These assets are included within investment in real estate, net and property and equipment, net on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to September 30, 2022, for the years ending December 31 are:

2022	$716
2023	5,268
2024	66,599
2025	64,377
2026	5,490
Thereafter	184,354
$326,804

11. Other Liabilities

Other liabilities consist of the following:

	September 30,	December 31,
	2022	2021
Accounts payable	$61,249	$48,597
Income tax payable	—	681
Finance lease liabilities	301	380
Operating lease liabilities	761	732
Accrued compensation	5,138	4,877
Other accrued liabilities	8,367	4,126
Club membership deposits	3,485	3,602
Advance deposits	3,324	2,140
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total other liabilities	$83,338	$67,985

Accounts payable as of September 30, 2022 and December 31, 2021, includes payables for projects under development and construction such as the Embassy Suites by Hilton hotel, the Camp Creek Inn and amenity center, Watersound Town Center, the Watersound Origins residential community and Mexico Beach Crossings.

Other accrued liabilities include $5.2 million and $0.2 million of accrued property taxes as of September 30, 2022 and December 31, 2021, respectively, which are generally paid annually in November.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

As of September 30, 2022 and December 31, 2021, deferred revenue includes club initiation fees of $25.0 million and $22.9 million, respectively, and other deferred revenue of $14.3 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	September 30, 2022	September 30, 2021
Balance at beginning of period	$22,850	$10,716
New club memberships	7,335	12,283
Revenue from amounts included in contract liability opening balance	(4,663)	(2,310)
Revenue from current period new memberships	(535)	(866)
Balance at end of period	$24,987	$19,823

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of September 30, 2022, remaining performance obligations were $25.0 million, of which the Company expects to recognize as revenue $1.5 million in 2022, $11.2 million in 2023 through 2024, $9.3 million in 2025 through 2026 and $3.0 million thereafter.

Other deferred revenue as of both September 30, 2022 and December 31, 2021, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2022 and 2021 to pre-tax income as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Tax at the federal statutory rate	$3,467	$4,543	$12,063	$12,139
State income taxes (net of federal benefit)	799	340	2,703	1,614
Change in state tax rate	—	1,392	—	1,308
Tax credits	(70)	(63)	(179)	(156)
Other	(33)	217	56	275
Total income tax expense	$4,163	$6,429	$14,643	$15,180

As of September 30, 2022, the Company had income tax receivable of $1.6 million included within other assets on the condensed consolidated balance sheets. As of December 31, 2021, the Company had income tax payable of $0.7 million included within other liabilities on the condensed consolidated balance sheets.

On September 14, 2021, the State of Florida announced the reduction of the 2021 corporate tax rate from 4.5% to 3.5% retroactive to the beginning of 2021. The corporate income tax rate has reverted to 5.5% for tax year 2022 and years forward.

The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA extended the Internal Revenue Code Section 45L credit, a credit related to energy efficiency in both single family and multi-family homes, to tax year 2032 with retroactive effect to tax year 2022. While the tax year 2022 credit is the same as in years prior on a per unit basis, the credit is increased marginally for tax years 2023 forward.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both September 30, 2022 and December 31, 2021, the Company’s valuation allowance was $0.3 million.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either September 30, 2022 or December 31, 2021.

14. Accumulated Other Comprehensive Income (Loss)

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized Loss	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive loss as of December 31, 2021	$(7)	$(382)	$(389)
Other comprehensive (loss) income before reclassifications	(512)	4,191	3,679
Amounts reclassified from accumulated other comprehensive income	—	112	112
Other comprehensive (loss) income	(512)	4,303	3,791
Less: Other comprehensive income attributable to non-controlling interest	—	(1,355)	(1,355)
Accumulated other comprehensive (loss) income as of September 30, 2022	$(519)	$2,566	$2,047

Following is a summary of the tax effects allocated to other comprehensive income:

	Three Months Ended September 30, 2022
	Before-	Tax Benefit or	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(31)	$8	$(23)
Interest rate swap	1,427	(253)	1,174
Interest rate swap - unconsolidated affiliate	307	(78)	229
Reclassification adjustment for net loss included in earnings	15	(4)	11
Net unrealized gain	1,718	(327)	1,391
Other comprehensive income	$1,718	$(327)	$1,391

	Three Months Ended September 30, 2021
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized gain on available-for-sale investments	$3	$(1)	$2
Interest rate swap	301	(76)	225
Interest rate swap - unconsolidated affiliate	(1)	—	(1)
Reclassification adjustment for net loss included in earnings	154	(39)	115
Net unrealized gain	457	(116)	341
Other comprehensive income	$457	$(116)	$341

	Nine Months Ended September 30, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(686)	$174	$(512)
Interest rate swaps	4,540	(808)	3,732
Interest rate swap - unconsolidated joint venture	615	(156)	459
Reclassification adjustment for net loss included in earnings	150	(38)	112
Net unrealized gain	4,619	(828)	3,791
Other comprehensive income	$4,619	$(828)	$3,791

	Nine Months Ended September 30, 2021
	Before-	Tax	Net-of-
	Tax Amount	Expense	Tax Amount
Unrealized loss on available-for-sale investments	$(1)	$—	$(1)
Interest rate swaps	410	(104)	306
Interest rate swap - unconsolidated joint venture	133	(34)	99
Reclassification adjustment for net loss included in earnings	251	(63)	188
Net unrealized gain	793	(201)	592
Other comprehensive income	$793	$(201)	$592

15. Stockholders’ Equity

Dividends

During the three months ended September 30, 2022 and 2021, the Company paid cash dividends of $0.10 and $0.08, respectively, per share on the Company’s common stock for a total of $5.9 million and $4.7 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company paid cash dividends of $0.30 and $0.24, respectively, per share on the Company’s common stock for a total of $17.7 million and $14.1 million, respectively.

Stock Repurchase Program

The Company’s Board approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended September 30, 2022, the Company repurchased 572,203 shares of its common stock outstanding at an average purchase price of $34.78, per share for an aggregate purchase price of $19.8 million. During the nine months ended September 30, 2022, the Company repurchased 576,963 shares of its common stock outstanding at an average purchase price of $34.81, per share for an aggregate purchase price of $20.0 million. During the three and nine months ended September 30, 2021, the Company did not repurchase shares of its common stock outstanding. As of September 30, 2022, the Company had a total authority of $80.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares will vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued

employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares during the nine months ended September 30, 2022 was $46.73.

On April 8, 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares will vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares during the nine months ended September 30, 2022 was $55.73.

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During the three and nine months ended September 30, 2022, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to restricted stock awards. During the three and nine months ended September 30, 2021, the Company did not have expense related to restricted stock awards. During the three and nine months ended September 30, 2022 and 2021, there were no restricted shares vested or forfeited.

As of September 30, 2022, there was $1.2 million of unrecognized compensation cost, related to non-vested restricted shares which will be recognized over a weighted average period of 3.4 years.

16. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$15,045	$—	$1,464	$821	$17,330
Hospitality revenue	—	28,843	192	—	29,035
Leasing revenue	5	204	9,800	40	10,049
Timber revenue	—	—	1,162	—	1,162
Total revenue	$15,050	$29,047	$12,618	$861	$57,576

Timing of Revenue Recognition:
Recognized at a point in time	$15,045	$21,573	$2,818	$821	$40,257
Recognized over time	—	7,270	—	—	7,270
Over lease term	5	204	9,800	40	10,049
Total revenue	$15,050	$29,047	$12,618	$861	$57,576

	Three Months Ended September 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$21,603	$—	$1,560	$337	$23,500
Hospitality revenue	—	21,937	355	—	22,292
Leasing revenue	45	20	7,076	5	7,146
Timber revenue	—	—	1,058	—	1,058
Total revenue	$21,648	$21,957	$10,049	$342	$53,996

Timing of Revenue Recognition:
Recognized at a point in time	$21,603	$16,729	$2,973	$337	$41,642
Recognized over time	—	5,208	—	—	5,208
Over lease term	45	20	7,076	5	7,146
Total revenue	$21,648	$21,957	$10,049	$342	$53,996

	Nine Months Ended September 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$70,724	$—	$9,581	$1,827	$82,132
Hospitality revenue	—	74,391	521	—	74,912
Leasing revenue	50	263	27,800	102	28,215
Timber revenue	—	—	5,438	—	5,438
Total revenue	$70,774	$74,654	$43,340	$1,929	$190,697

Timing of Revenue Recognition:
Recognized at a point in time	$70,724	$53,563	$15,540	$1,827	$141,654
Recognized over time	—	20,828	—	—	20,828
Over lease term	50	263	27,800	102	28,215
Total revenue	$70,774	$74,654	$43,340	$1,929	$190,697

	Nine Months Ended September 30, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$74,670	$—	$9,771	$1,174	$85,615
Hospitality revenue	—	57,374	612	—	57,986
Leasing revenue	129	39	18,920	24	19,112
Timber revenue	—	—	4,827	—	4,827
Total revenue	$74,799	$57,413	$34,130	$1,198	$167,540

Timing of Revenue Recognition:
Recognized at a point in time	$74,670	$43,610	$15,210	$1,174	$134,664
Recognized over time	—	13,764	—	—	13,764
Over lease term	129	39	18,920	24	19,112
Total revenue	$74,799	$57,413	$34,130	$1,198	$167,540

17. Other Income, Net

Other income (expense), net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment income, net
Interest, dividend and accretion income	$355	$52	$732	$103
Net realized gain on the sale of investments	—	—	—	17
Unrealized gain (loss) on investments, net	31	63	91	(1,947)
Interest income from investments in SPEs	2,003	2,003	6,009	6,075
Interest earned on notes receivable and other interest	346	213	699	565
Total investment income, net	2,735	2,331	7,531	4,813
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,211)	(2,207)	(6,629)	(6,619)
Other interest expense	(2,516)	(1,907)	(6,322)	(5,020)
Total interest expense	(4,727)	(4,114)	(12,951)	(11,639)
Gain on contributions to unconsolidated joint ventures	1,430	—	2,001	3,290
Other income (expense), net
Accretion income from retained interest investments	412	392	1,262	1,129
Gain on insurance recovery	875	2,540	4,186	3,924
Loss from hurricane damage	(7)	(11)	(51)	(26)
Miscellaneous income, net	848	4,408	648	4,568
Other income, net	2,128	7,329	6,045	9,595
Total other income, net	$1,566	$5,546	$2,626	$6,059

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

During the three months ended September 30, 2022 and 2021, the Company capitalized $0.9 million and $0.2 million, respectively, in interest related to projects under development or construction. During the nine months ended September 30, 2022 and 2021, the Company capitalized $1.8 million and $0.9 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures for the three and nine months ended September 30, 2022, include a gain of $1.4 million on land and impact fees contributed to the Company’s unconsolidated Pier Park RI JV. The three and nine months ended September 30, 2022, also include a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The nine months ended September 30, 2022, also include a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. The Company did not have any gain on contributions to unconsolidated joint ventures during the three months ended September 30, 2021. The nine months ended September 30, 2021, include a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. The nine months ended September 30, 2021, also include a gain of $0.2 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items. The Company records the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method with rates ranging from 4.8% to 12.7%. During the three and nine months ended September 30, 2022, the Company had a gain on insurance recovery of $0.9 million and $4.2 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. During the three and nine months ended September 30, 2021, the Company had a gain on insurance recovery of $2.5 million and $3.9 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net during the three and nine months ended September 30, 2022, includes income of $0.3 million and $1.0 million, respectively, related to a gain on retained interest investment. Miscellaneous income, net includes $0.8 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income, net during the nine months ended September 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment. Miscellaneous income, net during the three and nine months ended September 30, 2021, includes $3.6 million the Company received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael for additional information.

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

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating revenue:
Residential	$15,050	$21,648	$70,774	$74,799
Hospitality	29,047	21,957	74,654	57,413
Commercial	12,618	10,049	43,340	34,130
Other	861	342	1,929	1,198
Consolidated operating revenue	$57,576	$53,996	$190,697	$167,540

Income (loss) before equity in income (loss) from unconsolidated joint ventures and income taxes:
Residential	$8,473	$12,817	$36,073	$41,014
Hospitality	4,404	4,195	9,187	9,901
Commercial (a) (b) (c) (d)	1,992	4,623	11,533	14,867
Other (e)	(1,126)	72	(2,961)	(7,273)
Consolidated income before equity in income (loss) from unconsolidated joint ventures and income taxes	$13,743	$21,707	$53,832	$58,509

(a)	The three and nine months ended September 30, 2022, includes a gain of $1.4 million on land and impact fees contributed to the unconsolidated Pier Park RI JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(b)	The nine months ended September 30, 2022, includes a gain of $0.4 million on land contributed to the unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(c)	The three and nine months ended September 30, 2021, includes $3.6 million the Company received from the Florida Division of Emergency Management’s TRBG program. See Note 7. Hurricane Michael for additional information.
(d)	The nine months ended September 30, 2021, includes a gain of $3.1 million on land contributed to the Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(e)	Includes gain on insurance recovery of $0.9 million and $2.5 million during the three months ended September 30, 2022 and 2021, respectively, and gain on insurance recovery of $4.2 million and $3.9 million during the nine months ended September 30, 2022 and 2021, respectively, related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

	September 30,	December 31,
	2022	2021
Total assets:
Residential	$213,301	$192,290
Hospitality	347,330	256,751
Commercial	457,538	378,118
Other	321,371	380,992
Total assets	$1,339,540	$1,208,151

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both September 30, 2022 and December 31, 2021. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of September 30, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

As of September 30, 2022 and December 31, 2021, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.7 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $19.4 million and $12.9 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2022, the Company had a total of $169.0 million in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal amount, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of September 30, 2022 and December 31, 2021, $13.9 million and $14.1 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million loan (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The loan provides for monthly interest payments with a final balloon payment at maturity in November 2023 and includes annual maturity extension rights for a total of three additional years, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes in favor of the lender. As of September 30, 2022, $11.8 million was outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2021, there was no principal balance outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of September 30, 2022 and December 31, 2021, $18.8 million and $0.1 million, respectively, was outstanding on the Watersound Fountains JV Loan.

In September 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of September 30, 2022, $0.6 million was outstanding on the Electric Cart Watersound JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both September 30, 2022 and December 31, 2021. As of both September 30, 2022 and December 31, 2021, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the condensed consolidated balance sheets.

20. Subsequent Event

On October 26, 2022, the Company’s Board of Directors declared a cash dividend of $0.10 per share on the Company’s common stock, payable on December 9, 2022 to shareholders of record at the close of business on November 10, 2022.

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

Market Conditions

Throughout the nine months of 2022, we continued to generate positive financial results. While macro-economic factors such as inflation, rising interest rates, supply chain disruptions, geopolitical conflicts and the continuing recovery from the COVID-19 pandemic, among other things, have created economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily the result of the continued growth of Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Operating Revenue
Residential	26.1%	40.1%	37.1%	44.6%
Hospitality	50.5%	40.7%	39.2%	34.3%
Commercial	21.9%	18.6%	22.7%	20.4%
Other	1.5%	0.6%	1.0%	0.7%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The East Lake Creek, East Lake Powell, Lake Powell, Teachee and West Laird communities have phases of homesites in preliminary planning. Homesites in these communities will be developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps community, both have additional lands for future development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through an unconsolidated JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of September 30, 2022, the unconsolidated Latitude Margaritaville Watersound JV had 641 homes under contract, which are expected to result in a sales value of approximately $316.5 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
				Additional
		Platted or	Engineering or	Entitlements with
Community/Project	Location	Under Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	250	266	104	620
College Station	Bay County, FL	—	58	265	323
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	891	340	2,022	3,253
Mexico Beach (b)	Bay County, FL	32	60	275	367
Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	96	—	191	287
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	84	180	920	1,184
SummerCamp Beach (b)	Franklin County, FL	37	—	273	310
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	265	144	560	969
Ward Creek (d)	Bay County, FL	938	263	399	1,600
Watersound Camp Creek (f)	Walton County, FL	104	—	—	104
Watersound Origins (f)	Walton County, FL	602	—	—	602
Watersound Origins West (d)	Walton County, FL	103	249	1,679	2,031
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	128	549	317	994
Total Homesites		3,572	3,213	12,015	18,800
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of September 30, 2022, we had 18 different homebuilders within our residential communities. As of September 30, 2022, we had 2,376 residential homesites under contract, which are expected to result in revenue of approximately $186.3 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of September 30, 2021, we had 1,661 residential homesites under contract, with an expected revenue of approximately $160.7 million, plus residuals. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. As of September 30, 2022, in addition to the 2,376 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 641 homes under contract, which together with the 2,376 homesites are expected to result in a sales value of approximately $502.8 million at closing of the homesites and homes.

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

We are in the process of constructing an Embassy Suites by Hilton hotel, with our JV partner, in the Pier Park area of Panama City Beach, Florida; the waterfront Hotel Indigo in Panama City, Florida’s downtown waterfront district; a Home2 Suites by Hilton hotel in Santa Rosa Beach, Florida; The Lodge 30A, with our JV partner, a boutique hotel on Scenic Highway 30A in Seagrove Beach, Florida; and an upscale boutique inn located adjacent to the Camp Creek golf course near the highly desirable Scenic Highway 30A corridor. Once complete, we intend to manage the day-to-day operations of these hotels. We are also in the process of constructing a Residence Inn by Marriott, with our JV partner, in Panama City Beach, Florida. Once complete, the hotel will be operated by our JV partner.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	67	—	67
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (c)	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (d)	Bay County, FL	131	—	131
TownePlace Suites by Marriott Panama City Beach Pier Park (e)	Bay County, FL	124	—	124
Total operational rooms		476	—	476

Managed
The Pearl Hotel (f)	Walton County, FL	55	—	55
Total managed rooms		55	—	55

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (g)	Bay County, FL	—	255	255
Hotel Indigo	Bay County, FL	—	124	124
Residence Inn by Marriott, Panama City Beach, Florida (h)	Bay County, FL	—	121	121
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	—	107	107
The Lodge 30A (g)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	767	767
Total rooms		531	767	1,298
(a)	Includes hotels currently in operation, under management or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Seven additional rooms were completed in June 2022.
(c)	The hotel opened in July 2021.
(d)	The hotel opened on March 24, 2022.
(e)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(f)	The hotel is owned by a third party but is operated by us.
(g)	Under development with JV partners.
(h)	The hotel is under development with our JV partner. Once complete, the hotel will be operated by our JV partner. The Pier Park RI JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.

We own and operate two marinas consisting of the Point South Marina Bay Point in Bay County, Florida and Point South Marina Port St. Joe in Gulf County, Florida. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals, boat storage fees and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. At present, we are reconstructing the Point South Marina Port St. Joe and expect a portion to be open in 2022. The Point South Marina Bay Point fully reopened in the third quarter of 2022. See Note 7. Hurricane Michael for additional information.

We own and operate the WaterColor and WaterColor Kids retail stores that generate revenue from merchandise sales, which are recognized at the point of sale, and incur expenses from the cost of goods provided, personnel costs and facility costs. We own and operate The Powder Room Shooting Range and Training Center (“The Powder Room”) in Panama City Beach, Florida. The approximately 17,000 square feet facility includes a retail store with firearms and ammunition, as well as training and educational space and 14 shooting lanes. The Powder Room generates revenue from service fees and merchandise sales, which are recognized at the point of sale, and incurs expenses from the cost of services and goods provided, personnel costs and facility costs. We own and operate Harrison’s Kitchen & Bar, a standalone restaurant, in Panama City, Florida’s downtown waterfront district and Bruno’s Pizza, a standalone restaurant, in WindMark Beach. These standalone restaurants generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated joint ventures we are in the process of constructing 428 multi-family units and 148 senior living units, in addition to the 1,000 multi-family units and 107 senior living units that have been completed.

Total units and percentage leased/occupied for multi-family and senior living communities by location are as follows:

			September 30, 2022			December 31, 2021
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	231	96%	240	234	98%
Pier Park Crossings Phase II	Bay County, FL	120	120	114	95%	120	113	94%
Watersound Origins Crossings (a)	Walton County, FL	217	217	207	95%	217	207	95%
Sea Sound (b)	Bay County, FL	300	300	280	93%	214	203	95%
North Bay Landing (c)	Bay County, FL	240	48	37	77%	—	—	N/A
Mexico Beach Crossings (d)	Bay County, FL	216	—	—	N/A	—	—	N/A
Origins Crossings Townhomes (e)	Walton County, FL	64	44	27	61%	—	—	N/A
WindMark Beach (f)	Gulf County, FL	31	31	30	97%	31	31	100%
Total multi-family units		1,428	1,000	926	93%	822	788	96%

Senior living communities
Watercrest	Walton County, FL	107	107	72	67%	107	47	44%
Watersound Fountains (g)	Walton County, FL	148	—	—	N/A	—	—	N/A
Total senior living units		255	107	72	67%	107	47	44%
Total units		1,683	1,107	998	90%	929	835	90%
(a)	Construction was completed in the fourth quarter of 2021.
(b)	Construction was completed in the first quarter of 2022. The Sea Sound JV is unconsolidated and is accounted for under the equity method of accounting.

(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction began in the first quarter of 2022 and is ongoing.
(e)	Vertical construction began in the third quarter of 2021 and is ongoing.
(f)	Includes 19 units for short-term lease in a vacation rental program. We are in the process of converting these 19 units to long-term rental units.
(g)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units adjacent to the Watersound Town Center. Sea Sound, an unconsolidated JV, includes 300 completed apartment units in Panama City Beach, Florida near the Breakfast Point residential community. WindMark Beach includes 31 completed long-term and short-term rental units in Port St. Joe, Florida. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have three multi-family communities and one senior living community under construction. North Bay Landing, planned for 240 apartment units, with 48 units completed as of September 30, 2022, is located in Panama City, Florida. Mexico Beach Crossings, planned for 216 apartment units, is located in Mexico Beach, Florida. Origins Crossings Townhomes, planned for 64 units, with 44 units completed as of September 30, 2022, is located near the Watersound Town Center. Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Origins residential community.

Our leasing portfolio consists of approximately 1,043,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. This includes our consolidated Pier Park North JV. Through separate unconsolidated JVs, other commercial properties include a 124-room TownePlace Suites by Marriott operated by our JV partner and a Busy Bee branded fuel station and convenience store operated by our JV partner, both located in Panama City Beach, Florida.

The total net rentable square feet and percentage leased of leasing properties by location are as follows:

		September 30, 2022		December 31, 2021
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North	Bay County, FL	320,310	97%	320,310	95%
VentureCrossings	Bay County, FL	303,605	92%	303,605	88%
Watersound Town Center (a)	Walton County, FL	86,316	96%	24,764	100%
Beckrich Office Park (b) (c)	Bay County, FL	77,613	100%	81,065	85%
Watersound Self-Storage (d)	Walton County, FL	67,694	89%	67,694	50%
WindMark Beach Town Center (b) (e)	Gulf County, FL	44,748	71%	44,748	67%
WaterColor Town Center (b)	Walton County, FL	22,199	100%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (b)	Bay County, FL	14,800	100%	14,800	100%
SummerCamp Commercial	Franklin County, FL	13,000	0%	13,000	0%
South Walton Commerce Park (f)	Walton County, FL	11,570	100%	11,570	88%
WaterSound Gatehouse (b)	Walton County, FL	10,271	100%	10,271	100%
WaterColor Crossings	Walton County, FL	7,135	100%	7,135	100%
395 Office building	Walton County, FL	6,700	100%	6,700	100%
Pier Park outparcel	Bay County, FL	5,565	100%	5,565	100%
Topsail West Commercial	Walton County, FL	3,500	100%	3,500	100%
Bank building	Bay County, FL	3,346	100%	3,346	100%
Bank building	Gulf County, FL	3,346	100%	3,346	100%
WaterColor HOA Office	Walton County, FL	2,520	100%	2,520	100%
RiverCamps	Bay County, FL	2,112	100%	2,112	100%
		1,042,703	93%	984,603	87%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	Construction of additional leasing space was completed in the third quarter of 2022.

(b)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(c)	Included in net rentable square feet as of September 30, 2022 and December 31, 2021, is 1,500 square feet leased to a consolidated JV.
(d)	Construction was completed in the third quarter of 2021.
(e)	Included in net rentable square feet as of September 30, 2022 and December 31, 2021, is 13,808 square feet of unfinished space.
(f)	Included in net rentable square feet as of September 30, 2022 and December 31, 2021, is 1,364 square feet leased to a consolidated JV.

We have other commercial projects under development and construction. This includes approximately 54,000 square feet of leasable space at Watersound Town Center. We have commenced development of Watersound West Bay Center, a lifestyle shopping center adjacent to Latitude Margaritaville Watersound residential community in Panama City Beach, Florida. Watersound West Bay Center has potential to include approximately 350,000 square feet of leasable space at build out, featuring a mix of retail, restaurant, office and medical space. In addition to the properties listed above, we have a number of projects in various stages of planning, including additional commercial buildings and apartment communities.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in these policies during the first nine months of 2022, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	In millions
Revenue:
Real estate revenue	$17.3	$23.5	$82.1	$85.6
Hospitality revenue	29.0	22.3	74.9	58.0
Leasing revenue	10.1	7.1	28.2	19.1
Timber revenue	1.2	1.0	5.5	4.8
Total revenue	57.6	53.9	190.7	167.5
Expenses:
Cost of real estate revenue	7.2	8.5	35.3	33.1
Cost of hospitality revenue	22.0	16.5	58.2	43.5
Cost of leasing revenue	4.9	3.1	12.6	8.3
Cost of timber revenue	0.2	0.1	0.6	0.5
Corporate and other operating expenses	5.3	5.0	16.5	17.1
Depreciation, depletion and amortization	5.8	4.6	16.3	12.6
Total expenses	45.4	37.8	139.5	115.1
Operating income	12.2	16.1	51.2	52.4
Other income (expense):
Investment income, net	2.7	2.3	7.5	4.8
Interest expense	(4.7)	(4.1)	(13.0)	(11.6)
Gain on contributions to unconsolidated joint ventures	1.4	—	2.0	3.3
Other income, net	2.1	7.4	6.1	9.6
Total other income, net	1.5	5.6	2.6	6.1
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	13.7	21.7	53.8	58.5
Equity in income (loss) from unconsolidated joint ventures	2.5	(0.5)	3.4	(1.6)
Income tax expense	(4.1)	(6.4)	(14.6)	(15.2)
Net income	$12.1	$14.8	$42.6	$41.7

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	% (a)	2021	% (a)	2022	% (a)	2021	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$15.0	86.7%	$21.6	91.9%	$70.7	86.1%	$74.7	87.3%
Commercial and rural real estate revenue	1.5	8.7%	1.6	6.8%	9.6	11.7%	9.8	11.4%
Other revenue	0.8	4.6%	0.3	1.3%	1.8	2.2%	1.1	1.3%
Real estate revenue	$17.3	100.0%	$23.5	100.0%	$82.1	100.0%	$85.6	100.0%

Gross profit:
Residential real estate	$9.1	60.7%	$13.5	62.5%	$39.1	55.3%	$44.2	59.2%
Commercial and rural real estate	0.7	46.7%	1.4	87.5%	7.2	75.0%	8.0	81.6%
Other	0.3	37.5%	0.1	33.3%	0.5	27.8%	0.3	27.3%
Gross profit	$10.1	58.4%	$15.0	63.8%	$46.8	57.0%	$52.5	61.3%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2022, residential real estate revenue decreased $6.6 million, or 30.6%, to $15.0 million, as compared to $21.6 million during the same period in 2021. During the three months ended September 30, 2022, residential real estate gross profit decreased $4.4 million to $9.1 million (or gross margin of 60.7%), as compared to $13.5 million (or gross margin of 62.5%) during the same period in 2021. During the three months ended September 30, 2022, we sold 78 homesites and had an unimproved residential land sale of $0.9 million, compared to 119 homesites and no unimproved residential land sales during the same period in 2021. During the three months ended September 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $141,000 and $159,000, respectively. The difference in average revenue per homesite was due to the mix of sales from different communities, primarily from sales in the WaterColor community during the prior period.

During the nine months ended September 30, 2022, residential real estate revenue decreased $4.0 million, or 5.4%, to $70.7 million, as compared to $74.7 million during the same period in 2021. During the nine months ended September 30, 2022, residential real estate gross profit decreased $5.1 million to $39.1 million (or gross margin of 55.3%), as compared to $44.2 million (or gross margin of 59.2%) during the same period in 2021. During the nine months ended September 30, 2022, we sold 490 homesites and had unimproved residential land sales of $1.1 million, compared to 494 homesites, two homes and had unimproved residential land sales of $0.1 million during the same period in 2021. During the nine months ended September 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $117,000 and $125,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended September 30, 2022, we had nine commercial and rural real estate sales totaling approximately 18 acres for $1.4 million and land improvement services of $0.1 million, together resulting in a gross profit of $0.7 million (or gross margin of 46.7%). During the three months ended September 30, 2021, we had five commercial and rural real estate sales totaling approximately 423 acres for $1.6 million, resulting in a gross profit of $1.4 million (or gross margin of 87.5%).

During the nine months ended September 30, 2022, we had twenty-one commercial and rural real estate sales totaling approximately 194 acres for $8.7 million and land improvement services of $0.9 million, together resulting in a gross profit of $7.2 million (or gross margin of 75.0%). During the nine months ended September 30, 2021, we had thirteen commercial and rural real estate sales totaling approximately 536 acres for $9.8 million, resulting in a gross profit of $8.0 million (or gross margin of 81.6%). Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Hospitality revenue	$29.0	$22.3	$74.9	$58.0
Gross profit	$7.0	$5.8	$16.7	$14.5
Gross margin	24.1%	26.0%	22.3%	25.0%

Hospitality revenue increased $6.7 million, or 30.0%, to $29.0 million during the three months ended September 30, 2022, as compared to $22.3 million in the same period in 2021. The increase in hospitality revenue was primarily related to the continued increase of club members from new markets, as well as an increase in lodging revenue from the Homewood Suites by Hilton Panama City Beach, which opened in March 2022 and new WaterColor Inn suites, which opened in June 2022. The increase in hospitality revenue was also due to the opening of a new retail store, standalone restaurants and a marina. Hospitality had a gross margin of 24.1% during the three months ended September 30, 2022, compared to 26.0% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses and onboarding of staff associated with these new assets, and an increase in cost of labor and products in the current period.

Hospitality revenue increased $16.9 million, or 29.1%, to $74.9 million during the nine months ended September 30, 2022, as compared to $58.0 million in the same period in 2021. The increase in hospitality revenue was primarily related to the continued increase of club members from new markets, as well as an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021, the Homewood Suites by Hilton Panama City Beach, which opened in March 2022 and new WaterColor Inn suites, which opened in June 2022. The increase in hospitality revenue was also due to the opening of a new retail store, standalone restaurants and a marina. As of September 30, 2022, Watersound Club had 2,573 members, compared with 2,158 members as of September 30, 2021, an increase of 415 members. Hospitality had a gross margin of 22.3% during the nine months ended September 30, 2022, compared to 25.0% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses and onboarding of staff associated with these new assets, and an increase in cost of labor and products in the current period.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Leasing revenue	$10.1	$7.1	$28.2	$19.1
Gross profit	$5.2	$4.0	$15.6	$10.8
Gross margin	51.5%	56.3%	55.3%	56.5%

Leasing revenue increased $3.0 million, or 42.3%, to $10.1 million during the three months ended September 30, 2022, as compared to $7.1 million in the same period in 2021. Leasing revenue increased $9.1 million, or

47.6%, to $28.2 million during the nine months ended September 30, 2022, as compared to $19.1 million in the same period in 2021. The increase was primarily due to new multi-family and senior living leases, as well as other new leases. Leasing gross margin decreased during the three months ended September 30, 2022 to 51.5%, as compared to 56.3% during the same period in 2021, primarily due to start-up and lease-up expenses for new assets in the current period. Leasing gross margin was 55.3% during the nine months ended September 30, 2022, as compared to 56.5% during the same period in 2021.

Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Timber revenue	$1.2	$1.0	$5.5	$4.8
Gross profit	$1.0	$0.9	$4.9	$4.3
Gross margin	83.3%	90.0%	89.1%	89.6%

Timber revenue increased $0.2 million, or 20.0%, to $1.2 million during the three months ended September 30, 2022, as compared to $1.0 million in the same period in 2021. The increase was primarily due to an increase in the tons of wood products sold and the sales mix of different wood products. There were 60,000 tons of wood products sold during the three months ended September 30, 2022, as compared to 50,000 tons of wood products sold during the same period in 2021. Timber gross margin decreased during the three months ended September 30, 2022 to 83.3%, as compared to 90.0% during the same period in 2021, primarily due to additional maintenance expenses in the current period.

Timber revenue increased $0.7 million, or 14.6%, to $5.5 million during the nine months ended September 30, 2022, as compared to $4.8 million in the same period in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in the tons of wood products sold in the current period. There were 213,000 tons of wood products sold during the nine months ended September 30, 2022, as compared to 223,000 tons of wood products sold during the same period in 2021. Timber gross margin was 89.1% during the nine months ended September 30, 2022, as compared to 89.6% during the same period in 2021.

Corporate and Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Employee costs	$2.3	$2.0	$7.1	$7.8
Property taxes and insurance	1.6	1.4	4.2	4.1
Professional fees	0.8	0.7	2.7	2.3
Marketing and owner association costs	0.2	0.3	0.7	1.3
Occupancy, repairs and maintenance	0.1	0.3	0.6	0.5
Other miscellaneous	0.3	0.3	1.2	1.1
Total corporate and other operating expenses	$5.3	$5.0	$16.5	$17.1

Corporate and other operating expenses increased $0.3 million to $5.3 million for the three months ended September 30, 2022, as compared to $5.0 million in the same period in 2021. Corporate and other operating expenses decreased $0.6 million during the nine months ended September 30, 2022, as compared to the same period in 2021. The decrease is primarily due to $1.2 million of expense during the three months ended June 30, 2021 to 401(k) plan participants related to the final allocation of surplus assets from the pension plan termination in 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.2 million and $3.7 million during the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) net unrealized gain or loss related to investments - equity securities, (iii) interest income earned on the time deposit held by SPE and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Interest, dividend and accretion income	$0.4	$—	$0.7	$0.1
Unrealized gain (loss) on investments, net	—	0.1	0.1	(1.9)
Interest income from investments in special purpose entities	2.0	2.0	6.0	6.1
Interest earned on notes receivable and other interest	0.3	0.2	0.7	0.5
Total investment income, net	$2.7	$2.3	$7.5	$4.8

Investment income, net increased $0.4 million to $2.7 million for the three months ended September 30, 2022, as compared to $2.3 million in the same period in 2021. Investment income, net increased $2.7 million to $7.5 million for the nine months ended September 30, 2022, as compared to $4.8 million in the same period in 2021. The nine months ended September 30, 2022 includes unrealized gains related to preferred stock of $0.1 million, compared to unrealized losses related to preferred stock of $1.9 million during the prior period.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$2.2	$2.2	$6.6	$6.6
Other interest expense	2.5	1.9	6.4	5.0
Total interest expense	$4.7	$4.1	$13.0	$11.6

Interest expense increased $0.6 million, or 14.6%, to $4.7 million during the three months ended September 30, 2022, as compared to $4.1 million in the same period in 2021. Interest expense increased $1.4 million, or 12.1%, to $13.0 million during the nine months ended September 30, 2022, as compared to $11.6 million in the same period in 2021. The increase in interest expense is primarily related to the increase in project financing and higher interest rates. See Note 10. Debt, Net for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures during the three and nine months ended September 30, 2022, were $1.4 million and $2.0 million, respectively. Gain on contributions to unconsolidated joint ventures for the three and nine months ended September 30, 2022, include a gain of $1.4 million on land and impact fees contributed to our unconsolidated Pier Park RI JV. The nine months ended September 30, 2022, includes a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. The three and nine months ended September 30, 2022, also include a gain of $0.1 million and $0.2 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV.

During the three months ended September 30, 2021, we did not have any gain on contributions to unconsolidated joint ventures. Gain on contributions to unconsolidated joint ventures during the nine months ended September 30, 2021, were $3.3 million. The nine months ended September 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. The nine months ended September 30, 2021, also includes a gain of $0.2 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Accretion income from retained interest investments	$0.4	$0.4	$1.3	$1.1
Gain on insurance recovery	0.9	2.5	4.2	3.9
Loss from hurricane damage	—	—	(0.1)	—
Miscellaneous income, net	0.8	4.5	0.7	4.6
Other income, net	$2.1	$7.4	$6.1	$9.6

Other income, net decreased $5.3 million to $2.1 million during the three months ended September 30, 2022, as compared to $7.4 million in the same period in 2021. Other income, net decreased $3.5 million to $6.1 million during the nine months ended September 30, 2022, as compared to $9.6 million in the same period in 2021. The three months ended September 30, 2022 and 2021, includes a gain on insurance recovery of $0.9 million and $2.5 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. The nine months ended September 30, 2022 and 2021, includes a gain on insurance recovery of $4.2 million and $3.9 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Miscellaneous income, net during the three and nine months ended September 30, 2022, includes income of $0.3 million and $1.0 million, respectively, related to a gain on retained interest investment. Miscellaneous income, net includes $0.8 million and $0.9 million during the three months ended September 30, 2022 and 2021, respectively, and $1.8 million and $0.9 million during the nine months ended September 30, 2022 and 2021, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income, net during the nine months ended September 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment. Miscellaneous income, net during the three and nine months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 17. Other Income, Net for additional information.

Income Tax Expense

Income tax expense was $4.1 million during the three months ended September 30, 2022, as compared to $6.4 million during the same period in 2021. Our effective tax rate was 25.2% for the three months ended September 30, 2022, as compared to 29.7% during the same period in 2021.

Income tax expense was $14.6 million during the nine months ended September 30, 2022, as compared to $15.2 million during the same period in 2021. Our effective tax rate was 25.5% for the nine months ended September 30, 2022, as compared to 26.3% during the same period in 2021.

Our effective rate for the three and nine months ended September 30, 2022, differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent items. Our effective rate for the three and nine months ended September 30, 2021, differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in the 2021 Florida income tax rate from 4.5% to 3.5%, tax credits and other permanent differences. See Note 13. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Revenue:
Real estate revenue	$13.8	$20.6	$65.0	$70.3
Leasing revenue	—	—	0.1	0.1
Other revenue	1.2	1.0	5.7	4.4
Total revenue	15.0	21.6	70.8	74.8
Expenses:
Cost of real estate and other revenue	6.0	8.0	31.6	30.5
Other operating expenses	0.9	1.1	3.0	3.9
Depreciation, depletion and amortization	—	—	0.1	0.1
Total expenses	6.9	9.1	34.7	34.5
Operating income	8.1	12.5	36.1	40.3
Other income (expense):
Investment income, net	0.3	0.2	0.7	0.5
Interest expense	(0.1)	(0.1)	(0.4)	(0.4)
Gain on contributions to unconsolidated joint ventures	0.1	—	0.2	0.2
Other income (expense), net	—	0.2	(0.5)	0.4
Total other income, net	0.3	0.3	—	0.7
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$8.4	$12.8	$36.1	$41.0

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended September 30, 2022, real estate revenue includes estimated homesite residuals of $1.0 million. For the three months ended September 30, 2021, real estate revenue did not include any estimated homesite residuals. For the three months ended September 30, 2022 and 2021, other revenue includes estimated fees related to homebuilder homesite sales of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2022 and 2021, real estate revenue includes estimated homesite residuals of $3.6 million and $2.2 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $1.1 million and $1.5 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	78	$12.9	$5.5	$7.4	57.4%	119	$20.6	$7.4	$13.2	64.1%
Land sale	N/A	0.9	—	0.9	100.0%	N/A	—	—	—	—%
Total consolidated	78	$13.8	$5.5	$8.3	60.1%	119	$20.6	$7.4	$13.2	64.1%
Unconsolidated
Homes (a)	117					—
Total	195					119
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

Homesites. Revenue from homesite sales decreased $7.7 million, or 37.4%, during the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the three months ended September 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $141,000 and $159,000, respectively. The difference in average revenue per homesite was due to the mix of sales from different communities, primarily from sales in the WaterColor community during the prior period. Gross margin decreased to 57.4% during the three months ended September 30, 2022, as compared to 64.1% during the same period in 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the three months ended September 30, 2022, we had an unimproved residential land sale for $0.9 million, with de minimis cost of revenue. During the three months ended September 30, 2021, we did not have any unimproved residential land sales.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable and unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV. See Note 9. Other Assets and Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 10. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2022, includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. During the three months ended September 30, 2021, we did not have any gain on contributions to unconsolidated joint ventures. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	490	$63.9	$29.5	$34.4	53.8%	494	$69.2	$27.5	$41.7	60.3%
Homes	—	—	—	—	—%	2	1.0	0.9	0.1	10.0%
Land sales	N/A	1.1	—	1.1	100.0%	N/A	0.1	—	0.1	100.0%
Total consolidated	490	$65.0	$29.5	$35.5	54.6%	496	$70.3	$28.4	$41.9	59.6%

Unconsolidated
Homes (a)	200					—
Total	690					496
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

Homesites. Revenue from homesite sales decreased $5.3 million, or 7.7%, during the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations and the timing of development of completed homesites in our residential communities. During the nine months ended September 30, 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $117,000 and $125,000, respectively. The decrease in average revenue per homesite sold during the current period, was due to the mix of sales from different communities. Gross margin decreased to 53.8% during the nine months ended September 30, 2022, as compared to 60.3% during the same period in 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the nine months ended September 30, 2022, we did not have any home sales. During the nine months ended September 30, 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%.

Land sales. During the nine months ended September 30, 2022, we had unimproved residential land sales for $1.1 million, with de minimis cost of revenue. During the nine months ended September 30, 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable and unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV. See Note 9. Other Assets and Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 10. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for each of the nine months ended September 30, 2022 and 2021, includes a gain of $0.2 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other income (expense), net for the nine months ended September 30, 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Revenue:
Hospitality revenue	$28.8	$22.0	$74.4	$57.4
Leasing revenue	0.2	—	0.3	—
Total revenue	29.0	22.0	74.7	57.4
Expenses:
Cost of hospitality revenue	21.8	16.3	57.7	42.9
Cost of leasing revenue	0.3	—	0.5	—
Other operating expenses	0.2	0.2	0.8	0.5
Depreciation, depletion and amortization	2.4	1.7	6.5	4.4
Total expenses	24.7	18.2	65.5	47.8
Operating income	4.3	3.8	9.2	9.6
Other expense:
Interest expense	(0.5)	(0.2)	(1.0)	(0.3)
Other income, net	0.6	0.6	1.0	0.6
Total other income, net	0.1	0.4	—	0.3
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$4.4	$4.2	$9.2	$9.9

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	In millions
Clubs	$10.8	$3.5	32.4%	$8.2	$2.0	24.4%
Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services	15.3	3.6	23.5%	12.3	3.1	25.2%
Other	2.7	(0.1)	(3.7)%	1.5	0.5	33.3%
Total	$28.8	$7.0	24.3%	$22.0	$5.6	25.5%

Revenue from our clubs increased $2.6 million, or 31.7%, during the three months ended September 30, 2022, as compared to the same period in 2021. The increase in revenue in the current period was primarily due to increases in the number of club members and membership revenue. Our clubs gross margin increased to 32.4% during the three months ended September 30, 2022, compared to 24.4% during the same period in 2021. The increase in gross margin in the current period was due to the additional growth in membership, as well as more local full-time members utilizing club amenities.

Revenue from our hotel operations, certain food and beverage operations, short-term vacation rentals and other management services increased $3.0 million, or 24.4%, during the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in lodging revenue from the Homewood Suites by Hilton Panama City Beach, which opened in March 2022 and new WaterColor Inn suites, which opened in June 2022. The three months ended September 30, 2022 had a gross margin of 23.5%, compared to 25.2% during the same period in 2021.

Revenue from other hospitality operations increased $1.2 million, or 80.0%, during the three months ended September 30, 2022, as compared to the same period in 2021. The increase in other hospitality revenue was primarily related to revenue from Harrison’s Kitchen & Bar, which opened in August 2022, WindMark Beach Bruno’s Pizza, which opened in December 2021 and Point South Marina Bay Point, which fully reopened in the third quarter of 2022. Our other hospitality operations had a negative gross margin of 3.7% during the three months ended September 30, 2022, compared to a gross margin of 33.3% during the same period in 2021. The decrease in gross margin was due to opening expenses and onboarding of staff for these new assets. The gross margin was also impacted by $0.2 million of business interruption proceeds received for the marinas in the prior period. We did not have revenue from our Point South Marina Port St. Joe during the three months ended September 30, 2022 and 2021, due to the impact of Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Leasing revenue includes marina boat slip rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.7 million in depreciation, depletion and amortization expense during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. See Note 10. Debt, Net for additional information.

Other income, net for the three months ended September 30, 2022 and 2021 includes $0.8 million and $0.9 million, respectively, received from the Pier Park CDD for repayment of subordinated notes.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$30.5	$9.0	29.5%	$23.1	$6.5	28.1%
Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services	37.7	7.7	20.4%	29.9	6.7	22.4%
Other	6.2	—	—%	4.4	1.3	29.5%
Total	$74.4	$16.7	22.4%	$57.4	$14.5	25.3%

Revenue from our clubs increased $7.4 million, or 32.0%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in revenue in the current period was due to increases in the number of club members and membership revenue. As of September 30, 2022, Watersound Club had 2,573 members, compared with 2,158 members as of September 30, 2021, an increase of 415 members. Our clubs gross margin was 29.5% during the nine months ended September 30, 2022, compared to 28.1% during the same period in 2021.

Revenue from our hotel operations, certain food and beverage operations, short-term vacation rentals and other management services increased $7.8 million, or 26.1%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021, Homewood Suites by Hilton Panama City Beach, which opened in

March 2022 and new WaterColor Inn suites, which opened in June 2022. The nine months ended September 30, 2022 had a gross margin of 20.4%, compared to 22.4% during the same period in 2021. The decrease in gross margin was due to pre-opening expenses associated with these assets, onboarding of staff for future assets currently under construction and an increase in cost of labor and products.

Revenue from other hospitality operations increased $1.8 million, or 40.9%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase in other hospitality revenue was primarily related to revenue from Harrison’s Kitchen & Bar, which opened in August 2022, WindMark Beach Bruno’s Pizza, which opened in December 2021, WaterColor Kids retail store, which opened in March 2022 and Point South Marina Bay Point, which fully reopened in the third quarter of 2022. Our other hospitality operations had a gross margin of 0.0% during the nine months ended September 30, 2022, compared to 29.5% during the same period in 2021. The decrease in gross margin was due to opening expenses and onboarding of staff for these new assets. The gross margin was also impacted by $0.6 million of business interruption proceeds received for the marinas in the prior period. We did not have revenue from our Point South Marina Port St. Joe during the nine months ended September 30, 2022 and 2021, due to the impact of Hurricane Michael. See Note 7. Hurricane Michael for additional information.

Leasing revenue includes marina boat slip rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $2.1 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $0.7 million in interest expense during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net for additional information.

Other income, net for the nine months ended September 30, 2022 and 2021, includes $1.8 million and $0.9 million, respectively, received from the Pier Park CDD for repayment of subordinated notes, partially offset by $0.6 million of expense for a homeowner’s association special assessment in the current period.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$4.9	$4.1	$14.3	$11.6
Multi-family leasing revenue	3.6	2.4	10.2	6.1
Senior living leasing revenue	1.3	0.6	3.3	1.2
Total leasing revenue	9.8	7.1	27.8	18.9
Commercial and rural real estate revenue	1.5	1.6	9.6	9.8
Timber revenue	1.2	1.0	5.5	4.8
Hospitality revenue	0.2	0.4	0.5	0.6
Total revenue	12.7	10.1	43.4	34.1
Expenses:
Cost of leasing revenue	4.5	3.0	11.9	8.1
Cost of commercial and rural real estate revenue	0.7	0.2	2.4	1.8
Cost of timber revenue	0.2	0.1	0.6	0.5
Cost of hospitality revenue	0.1	0.3	0.5	0.6
Other operating expenses	1.2	1.1	3.3	3.0
Depreciation, depletion and amortization	3.3	2.8	9.3	7.8
Total expenses	10.0	7.5	28.0	21.8
Operating income	2.7	2.6	15.4	12.3
Other (expense) income:
Interest expense	(1.9)	(1.6)	(5.0)	(4.2)
Gain on contributions to unconsolidated joint ventures	1.3	—	1.8	3.1
Other (expense) income, net	(0.1)	3.6	(0.7)	3.7
Total other (expense) income, net	(0.7)	2.0	(3.9)	2.6
Income before equity in income (loss) from unconsolidated joint ventures and income taxes	$2.0	$4.6	$11.5	$14.9

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Leasing
Commercial leasing	$4.9	$3.0	61.2%	$4.1	$2.8	68.3%
Multi-family leasing	3.6	2.1	58.3%	2.4	1.5	62.5%
Senior living leasing	1.3	0.2	15.4%	0.6	(0.2)	(33.3)%
Total leasing	9.8	5.3	54.1%	7.1	4.1	57.7%
Commercial and rural real estate	1.5	0.8	53.3%	1.6	1.4	87.5%
Timber	1.2	1.0	83.3%	1.0	0.9	90.0%
Hospitality	0.2	0.1	50.0%	0.4	0.1	25.0%
Total	$12.7	$7.2	56.7%	$10.1	$6.5	64.4%

Total leasing revenue increased $2.7 million, or 38.0%, during the three months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to new multi-family and senior living leases, as well as other new leases. Total leasing gross margin was 54.1% during the three months ended September 30, 2022, as compared to 57.7% during the same period in 2021.

During the three months ended September 30, 2022, we had nine commercial and rural real estate sales of approximately 18 acres for $1.4 million and land improvement services of $0.1 million, together resulting in a gross margin of approximately 53.3%. During the three months ended September 30, 2021, we had five commercial and rural real estate sales totaling approximately 423 acres for $1.6 million, resulting in gross margin of approximately 87.5%.

Timber revenue increased $0.2 million, or 20.0%, to $1.2 million during the three months ended September 30, 2022, as compared to $1.0 million during the same period in 2021. The increase was primarily due to an increase in the tons of wood products sold and the sales mix of different wood products. There were 60,000 tons of wood products sold during the three months ended September 30, 2022, as compared to 50,000 tons of wood products sold during the same period in 2021. The average price of wood product sold increased to $17.43 per ton during the three months ended September 30, 2022, as compared to $17.32 per ton during the same period in 2021. Timber gross margin decreased during the three months ended September 30, 2022 to 83.3%, as compared to 90.0% during the same period in 2021, primarily due to additional maintenance expenses in the current period.

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.5 million in depreciation, depletion and amortization expense during the three months ended September 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. See Note 10. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2022, includes a gain of $1.4 million on land and impact fees contributed to our unconsolidated Pier Park RI JV. See Note 4. Joint Ventures for additional information. During the three months ended September 30, 2021, we did not have any gain on contributions to unconsolidated joint ventures.

Other (expense) income, net during the three months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 17. Other Income, Net for additional information.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit (Deficit)	Margin

	In millions
Leasing
Commercial leasing	$14.3	$9.2	64.3%	$11.6	$7.9	68.1%
Multi-family leasing	10.2	6.4	62.7%	6.1	4.0	65.6%
Senior living leasing	3.3	0.3	9.1%	1.2	(1.1)	(91.7)%
Total leasing	27.8	15.9	57.2%	18.9	10.8	57.1%
Commercial and rural real estate	9.6	7.2	75.0%	9.8	8.0	81.6%
Timber	5.5	4.9	89.1%	4.8	4.3	89.6%
Hospitality	0.5	—	—%	0.6	—	—%
Total	$43.4	$28.0	64.5%	$34.1	$23.1	67.7%

Total leasing revenue increased $8.9 million, or 47.1%, during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to new multi-family and senior living leases, as well as other new leases. Total leasing gross margin was 57.2% during the nine months ended September 30, 2022, as compared to 57.1% during the same period in 2021. As of September 30, 2022, we had net rentable square feet of approximately 1,043,000, of which approximately 971,000 square feet was under lease. As of September 30, 2021, we had net rentable square feet of approximately 986,000, of which approximately 821,000 square feet was under lease. As of September 30, 2022, we had 998 multi-family and senior living units leased, compared to 657 multi-family and senior living units leased as of September 30, 2021.

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During the nine months ended September 30, 2022, we had twenty-one commercial and rural real estate sales of approximately 194 acres for $8.7 million and land improvement services of $0.9 million, together resulting in a gross margin of approximately 75.0%. During the nine months ended September 30, 2021, we had thirteen commercial and rural real estate sales totaling approximately 536 acres for $9.8 million, resulting in a gross margin of approximately 81.6%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased $0.7 million, or 14.6%, to $5.5 million during the nine months ended September 30, 2022, as compared to $4.8 million during the same period in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in the tons of wood products sold in the current period. There were 213,000 tons of wood products sold during the nine months ended September 30, 2022, as compared to 223,000 tons of wood products sold during the same period in 2021. The average price of wood product sold increased to $23.71 per ton during the nine months ended September 30, 2022, as compared to $19.28 per ton during the same period in 2021. Timber gross margin was 89.1% during the nine months ended September 30, 2022, as compared to 89.6% during the same period in 2021.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Pine pulpwood	33,000	55.0%	33,000	66.0%	113,000	53.1%	124,000	55.6%
Pine sawtimber	27,000	45.0%	16,000	32.0%	95,000	44.6%	89,000	39.9%
Pine grade logs	—	—%	1,000	2.0%	2,000	0.9%	8,000	3.6%
Other	—	—%	—	—%	3,000	1.4%	2,000	0.9%
Total	60,000	100.0%	50,000	100.0%	213,000	100.0%	223,000	100.0%

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $1.5 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $0.8 million in interest expense during the nine months ended September 30, 2022, as compared to the same period in 2021, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2022, includes a gain of $1.4 million on land and impact fees contributed to our unconsolidated Pier Park RI JV and a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures for additional information.

Other (expense) income, net during the nine months ended September 30, 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 7. Hurricane Michael and Note 17. Other Income, Net for additional information.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $92.9 million, compared to $159.1 million as of December 31, 2021. As of September 30, 2022, we also had investments - equity securities in preferred stock investments of $0.3 million. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities and equity securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments for additional information regarding our investments.

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

During the nine months ended September 30, 2022, we invested a total of $229.6 million for capital expenditures, which includes $66.0 million for our residential segment, $70.0 million for our commercial segment, $93.3 million for our hospitality segment and $0.3 million for corporate expenditures. As of September 30, 2022, we had a total of $169.0 million in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements.

As of September 30, 2022 and December 31, 2021, we had various loans outstanding totaling $326.8 million and $227.5 million, respectively, with maturities from May 2023 through March 2064. The weighted average rate on our variable rate loans as of September 30, 2022 was 5.4%. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding LIBOR related risks. See Note 10. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of September 30, 2022 and December 31, 2021, $42.8 million and $43.6 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. As of September 30, 2022 and December 31, 2021, $35.3 million and $35.7 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 10% for any additional principal that is prepaid through August 31, 2031. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan. In January 2022, the Watersound Origins Crossings JV entered into a modification that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to SOFR plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. As of September 30, 2022 and December 31, 2021, $44.0 million and $37.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, our liability has been reduced to 25% of the outstanding principal amount, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of September 30, 2022 and December 31, 2021, $21.2 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the condensed consolidated statements of income for the nine months ended September 30, 2022. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan. As of September 30, 2022 and December 31, 2021, $5.0 million and $5.2 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Beckrich Building III Loan. See Note 10. Debt, Net for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan. As of September 30, 2022 and December 31, 2021, $22.7 million and $17.4 million, respectively, was outstanding on the PPC II JV Loan. In April 2022, the Pier Park Crossings Phase II JV entered into an amendment of the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the amendment, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The amended loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through May 31, 2032. The amended loan is insured by HUD and is secured by the real property and certain other Security Interests. As of September 30, 2022, we incurred $0.2 million of additional loan cost. As a result of the amendment, the nine months ended September 30, 2022 include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income. See Note 10. Debt, Net for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan. As of both September 30, 2022 and December 31, 2021, $14.6 million was outstanding on the Airport Hotel Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Airport Hotel Loan. See Note 10. Debt, Net for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests. As of September 30, 2022 and December 31, 2021, $38.3 million and $14.7 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantors to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap is effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan. As of September 30, 2022 and December 31, 2021, $16.4 million and $11.8 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of LIBOR plus 2.8% through November 2022, 3.3% over the 5-Year T-Bill Index from November 2022 through November 2027 and 3.3% over the 1-Year T-Bill Index from November 2027 through November 2042, with a minimum rate of 3.8% throughout the term of the loan. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Breakfast Point Hotel Loan. See Note 10. Debt, Net for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan. As of both September 30, 2022 and December 31, 2021, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Self-Storage Facility Loan. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan. As of September 30, 2022 and December 31, 2021, $13.0 million and $7.5 million, respectively, was outstanding on the Lodge 30A JV Hotel Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan. As of September 30, 2022 and December 31, 2021, $15.7 million and $1.3 million, respectively, was outstanding on the North Bay Landing Apartments Loan. The loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the North Bay Landing Apartments Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan. As of September 30, 2022 and December 31, 2021, $13.1 million and $3.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment of the borrower under the Watersound Camp Creek Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations of a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan. As of September 30, 2022 and December 31, 2021, $9.6 million and $0.6 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the performance of the borrower under the Watersound Town Center Grocery Loan. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan. As of September 30, 2022, $6.2 million was outstanding on the Hotel Indigo Loan. As of December 31, 2021, there was no principal balance outstanding on the Hotel Indigo Loan. In June 2022, the Hotel Indigo Loan was amended to revise the interest rate to SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee completion of the project and the payment and performance of the borrower under the Hotel Indigo Loan. See Note 10. Debt, Net for additional information.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of apartments in Mexico Beach, Florida. As of September 30, 2022, $13.7 million was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31,

2034 a premium is due to the lender of 1% - 10%. The loan is secured by the real and certain other Security Interests. See Note 10. Debt, Net for additional information.

In July 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan. As of September 30, 2022, $2.1 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Topsail Hotel Loan. See Note 10. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $4.2 million as of September 30, 2022. Total outstanding CDD debt related to our land holdings was $13.2 million as of September 30, 2022, which was comprised of $11.1 million at SouthWood, $2.0 million at the existing Pier Park retail center and less than $0.1 million at Wild Heron. We pay interest on this total outstanding CDD debt.

As of September 30, 2022, our unconsolidated Watersound Fountains Independent Living JV, Sea Sound JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of September 30, 2022, there was no principal balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 9. Other Assets for additional information.

During the three months ended September 30, 2022, we repurchased 572,203 shares of our common stock outstanding at an average purchase price of $34.78, per share for an aggregate purchase price of $19.8 million. During the nine months ended September 30, 2022, we repurchased 576,963 shares of our common stock outstanding at an average purchase price of $34.81, per share for an aggregate purchase price of $20.0 million. During the three and nine months ended September 30, 2021, we did not repurchase shares of our common stock outstanding. See Note 15. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As part of a timberland sale in 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified SPEs of $7.8 million for the installment notes monetized through September 30, 2022. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. See Note 9. Other Assets for additional information.

As of September 30, 2022 and December 31, 2021, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $36.7 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $19.4 million and $12.9 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title agencies for real estate transactions were $11.2 million and $9.3 million as of September 30, 2022 and December 31, 2021, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2022	2021

	In millions
Net cash provided by operating activities	$30.2	$65.1
Net cash used in investing activities	(139.1)	(170.7)
Net cash provided by financing activities	61.3	25.2
Net decrease in cash, cash equivalents and restricted cash	(47.6)	(80.4)
Cash, cash equivalents and restricted cash at beginning of the period	74.4	110.1
Cash, cash equivalents and restricted cash at end of the period	$26.8	$29.7

Cash Flows from Operating Activities

Cash flows provided by operating activities include net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized (gain) loss on investments, net, equity in (income) loss from unconsolidated joint ventures, net of distributions, deferred income tax expense, cost of real estate sold and gain on contributions to unconsolidated joint ventures. Net cash provided by operations was $30.2 million during the nine months ended September 30, 2022, as compared to $65.1 million during the same period in 2021. The decrease in net cash provided by operating activities was primarily due to expenditures for and acquisition of real estate to be sold and the changes in deferred income tax expense, deferred revenue and other liabilities, partially offset by the changes in other assets during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by SPEs. During the nine months ended September 30, 2022, net cash used in investing activities was $139.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $97.1 million and capital contributions to unconsolidated joint ventures of $2.5 million, partially offset by proceeds from insurance claims of $4.2 million, maturities of investments of $99.0 million, sales of investments of $13.2 million, capital distributions from unconsolidated joint venture of $3.2 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2021, net cash used in investing activities was $170.7 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $127.9 million, capital contributions to unconsolidated joint ventures of $9.2 million and payments for interest in unconsolidated joint venture of $0.5 million, partially offset by proceeds from insurance claims of $3.9 million, maturities of investments of $73.0 million, sales of investments of $1.5 million and maturities of assets held by SPEs of $0.8 million.

Capital expenditures for operating property and property and equipment were $159.9 million and $112.3 million, during the nine months ended September 30, 2022 and 2021, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $61.3 million, compared to $25.2 million during the same period in 2021. Net cash provided by financing activities during the nine months ended September 30, 2022 included capital contribution from non-controlling interest of $3.6 million and borrowings on debt of $119.0 million, partially offset by capital distributions to non-controlling interest of $2.2 million, repurchase of common shares of $20.0 million, dividends paid of $17.7 million, principal payments for debt of $19.5 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.8 million. Net cash provided by financing activities during the nine months ended September 30, 2021 included capital contribution from non-controlling interest of $3.2 million and borrowings on debt of $39.8 million, partially offset by capital distributions to non-controlling interest of $1.0 million, dividends paid of $14.1 million, principal payments for debt of $1.5 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2022.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: the continuing recovery from the COVID-19 pandemic; our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; supply chain disruptions; inflation; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our joint venture partners to effectively manage the day-to-day activities of our joint venture projects; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; reductions in travel and other risks inherent to the hospitality industry; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions, including the recovery of insurance claims for losses related to Hurricane Michael; the actual or perceived threat of climate change; the seasonality of our business; our ability to obtain adequate insurance for our properties or rising insurance costs; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny could negatively impact our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 6 of our most recent annual report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this quarterly report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.3 million in the market value of these investments as of September 30, 2022. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of September 30, 2022, approximately 99% of our total Securities were rated AA or better.

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

The amount of interest expense on some of our project financing is based on LIBOR and SOFR. Based on the outstanding balance of these loans as of September 30, 2022, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.9 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2022, we had a total authority of $80.0 million available for purchase of shares of our common stock. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information regarding repurchases of our common stock during each of the three months in the quarter ended September 30, 2022:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs
In Millions
July 1-31, 2022	—	$—	—	$—
August 1-31, 2022	—	—	—	—
September 1-30, 2022	572,203	34.78	572,203	80.0
Total	572,203	$34.78	572,203	$80.0

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

THE ST. JOE COMPANY
(Registrant)

Date:	October 26, 2022	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 26, 2022	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)