Form 10-K
period 2022-12-31
ST JOE Co
filed 2023-02-22
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2022, was approximately $1.4 billion.

As of February 20, 2023, there were 58,335,541 shares of common stock, no par value, issued of which 58,335,541 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2022, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a real estate development, asset management and operating company. We own 169,000 acres of land in Northwest Florida. A portion of our land is within The Bay-Walton Sector Plan (“Sector Plan”), that entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

Capital is invested to achieve risk-adjusted rates of return and support future business initiatives that create value. New projects are planned for stand-alone profitably and to benefit other enterprise activities. Investments, which include investments in joint ventures and limited partnerships, are funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. Actual investments may vary from planned capital investments for various reasons. We do not anticipate immediate benefits from investments. We may choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits. We continue to maintain low fixed expenses, low corporate debt and high liquidity for sustainability in all environments.

We distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). A quarterly cash dividend of $0.10 and $0.08 was paid in each quarter of 2022 and 2021, respectively, and $0.07 was paid in December 2020. During the year ended December 31, 2022, we repurchased 576,963 shares of common stock for an aggregate purchase price of $20.0 million. During the year ended December 31, 2021, we did not repurchase shares of common stock. As of December 31, 2022, we have a total of $80.0 million available for the repurchase of shares pursuant to our Stock Repurchase Program (the “Stock Repurchase Program”). See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K.

Reportable Segments

St. Joe operations are reported in three segments: (1) residential, (2) hospitality and (3) commercial. For financial information about our reportable segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19. Segment Information included in Item 15 of this Form 10-K.

Investments in Joint Ventures and Limited Partnerships

As part of our core business strategy, we have created a meaningful portion of our business through joint ventures and limited partnerships over the past several years. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business.

These entities are beginning to produce substantial revenue. However, in the case of our unconsolidated joint ventures, the revenue generated by these entities is not included in our revenue. Instead, investments in joint ventures in which we are not the primary beneficiary, or a voting interest entity where we do not have a majority voting interest or control, but have significant influence are unconsolidated and accounted for by the equity method. Equity method investments are recorded initially at cost and adjusted subsequently to recognize the investor’s share of earnings, losses and changes in capital of the investee which are included in investment in unconsolidated joint ventures in the accompanying consolidated balance sheets and equity in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of income. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Seasonality and Market Variability

St. Joe’s operations may be affected by seasonal fluctuations. The revenues and earnings from our business segments may vary significantly from period to period. Homebuilders tend to buy multiple homesites in sporadic transactions. In addition, homesite prices vary significantly by community, which further impacts period over period results. Therefore, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as the emergence of new COVID-19 variants or hurricanes may dramatically change demand and pricing for products and services.

Competition

St. Joe competes with local, regional and national real estate related companies; some of which may have greater financial, marketing, sales and other resources than us. Competition may adversely affect our ability to attract tenants to lease our commercial, multi-family and senior living properties or to attract purchasers of our residential and commercial real estate. In addition to the strong competition we face in our residential and commercial segments, highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities. The principal methods of competition are price and quality. Labor markets in the industries in which we operate are also competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. Our forestry business competes with numerous public and privately held timber companies in our region. There can be no assurance we will be able to compete successfully against competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Human Capital Management

At The St. Joe Company, we believe our employees are our greatest asset. We strive to attract, retain and develop the highest quality talent. As of February 20, 2023, we employed 55 professionals in our corporate offices who oversee operations, as well as 625 full-time employees and 89 part-time and seasonal employees in our day-to-day operations.

Recruitment and Retention

Success depends upon our ability to attract and retain skilled employees. As such, we are committed to recruiting top talent and offer competitive benefits, wages and a rewarding work environment.

We have a demonstrated history of investing in our workforce by offering competitive salaries and wages, which we continuously evaluate based on the business environment and labor market. We have consistently made enhancements in wages in order to attract talent to support our growth strategy and enhance the customer experience. At times, we rely on the J-1 and H-2B visa programs to bring workers to the United States (“U.S.”) to fill seasonal staffing needs of our hospitality operations and ensure that we have the appropriate workforce in place. These programs allow students participating in internship programs to expand their cultural experience outside of their home country through employment opportunities within the hospitality environment.

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

As well as being a tool for improving our human capital management strategies, we evaluate employee engagement and satisfaction annually. We focus on our employees’ opinions and collect data through focus groups. Our executive team reviews feedback from our team and, based on the response, action plans are developed to focus on areas of opportunity throughout the course of the year. We are pleased to report that our most recent annual engagement results were favorable overall and have shown that our employees are proud to work for the Company. The results of focus groups help us to continuously improve our human capital strategies and find ways to foster engagement and growth for our team members.

Diversity and Inclusion

We believe that a diverse and inclusive workplace is key to our success, and that it is our responsibility to advance racial and social equity. We strive to foster a diverse and inclusive environment where each of our team members are valued and respected while working to build a workplace, community and Company that reflects our core values.

As of February 20, 2023, approximately 22% of our workforce identify as racially diverse and approximately 47% of our workforce, including 50% of our executive management team, is comprised of female employees.

Health and Safety

The health and safety of our team members is a top priority, and we are committed to providing a safe and injury-free workplace. We continually invest in programs designed to improve physical, mental and social well-being, and provide access to a variety of innovative, flexible and convenient health and wellness programs.

Community Engagement

We are actively engaged in and committed to supporting the communities we serve. Our community engagement efforts seek to bring our core values to life and make a difference in the places where we live and work. We maintain strong connections to these communities, creating positive impact through outreach, recruitment, advocacy, philanthropy, pro bono service, and volunteerism. In addition, our developments positively impact the communities in which they are located, including by creating jobs in the Northwest Florida region and improving the overall quality of life in the area.

Sustainability

We are committed to the development of sustainable and efficient operations and business practices that enhance and protect our people, our communities and our planet. Our goal is to generate shareholder value while aligning our business practices to support the interests of our stakeholders and the communities we serve, including the sustainable development of Northwest Florida. Our process of defining sustainability priorities focuses on the simultaneous improvement of the environmental, social and financial position of the Company, and our strong leadership and governance practices that strive to integrate sustainability into our business strategy and corporate culture.

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

Item 1A.    Risk Factors

Forward-Looking Statements

This annual report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue" or other similar expressions concerning matters that are not historical facts. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. All business decisions involve assessing known risks. However, some risks may be unknown with changing socio-economic, market conditions and interest rates. Estimates are used to assess, among other things, capital allocation decisions. Actual results or events may differ materially from estimates and those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.

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

Management may also fail to accurately forecast financial results, and, as a result, actual results may vary greatly from management estimates. As of December 31, 2022, we had approximately $996.3 million of real estate investments, $50.0 million of investment in unconsolidated joint ventures and $39.6 million of property and equipment, net recorded on our books that may be subject to impairment. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition. Existing and planned operations utilize estimates of revenue, costs, profits, growth, and real estate market values.

We face significant competition across our business units. We compete with local, regional and national real estate leasing and development companies and homebuilders, some of which may have greater financial, marketing, sales and other resources than we do. Hospitality operations are subject to significant competition from other hospitality providers and lodging alternatives. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. Competition from real estate leasing and development companies and homebuilders may adversely affect our ability to attract tenants and lease our commercial, multi-family and senior living properties, attract purchasers and sell residential homesites and commercial real estate and attract and retain experienced real estate leasing and development personnel. Labor markets in the industries in which we operate are also competitive, which have led to increased labor costs in recent years. We must attract, train and retain a large number of qualified employees while controlling related labor costs. In addition, we face competition for tenants from other retail shopping centers and commercial facilities, as well as for our multi-family and senior living communities. The forestry business is also highly competitive in terms of price and quality. Wood products are subject to increasing competition from a variety of substitute products, including non-wood and engineered wood products. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services. Demand for our products and services is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, consumer discretionary spending, consumer preferences, inflation, the availability of financing and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for our products. If market conditions experience volatility or worsen, tenant and other customers’ demand may materially decline. For example, throughout 2022, we faced macroeconomic headwinds caused by, among other things, inflation, rising interest rates, supply chain disruptions, geopolitical conflicts and the continuing recovery from the COVID-19 pandemic, which impacted buyer sentiment. While demand across our segments remained strong despite these challenges, our business, and residential segment in particular, was impacted from the aforementioned macroeconomic factors, including supply chain disruptions, cost increases and rising interest rates, which, for example, have extended homesite and home deliveries in certain residential communities and increased operating costs. Although these delays generally have not resulted in increased cancellation rates, and therefore only impacted the timing of revenue recognition of our homesites, if conditions worsen or demand declines, we could experience cancellations that could adversely impact our business.

We and the real estate industry in general may be adversely affected during periods of high inflation, primarily because of higher construction and operating costs.

We may invest in new business endeavors or product lines, which are inherently risky and could disrupt our ongoing business and present risks not originally contemplated. In recent years, we have invested, and in the future may invest, in new business endeavors and product lines. New endeavors may involve new risks and uncertainties and may amplify existing risks, including additional competition, distraction of management from current operations, greater-than-expected liabilities and expenses, economic, political, legal and regulatory challenges associated with operating in new businesses or product lines, inadequate return on capital and potential impairment of tangible and intangible assets. New ventures are inherently risky and may not be successful. In addition, we may face difficulty integrating new businesses or product lines, assimilating new facilities and personnel and harmonizing diverse businesses and methods of operation. If any of our business endeavors are unsuccessful and we fail to realize the expected benefits of any new investment or product line or are unable to successfully integrate new businesses or product lines, our business, results of operations, cash flows and financial condition could be adversely affected.

Our leasing projects are subject to a variety of risks that could impact returns. Our business strategy includes the development and leasing of multi-family and senior living properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as estimated due to leasing related risks, including the risk that we may not be able to lease new properties or obtain lease rates that are consistent with our projections, as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to, among other things:

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

Our real estate investments are generally illiquid. Real estate and timber holdings are relatively illiquid. It may be difficult for us to sell such assets if the need or desire arises, which may limit our ability to make rapid adjustments to the size and content of our property assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist and therefore can be more difficult to value. In addition, validating third party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This impact may also be exacerbated in periods of general economic instability and capital markets volatility.

We face risks associated with short-term liquid investments. We continue to have significant cash balances that are invested in a variety of short-term, investment-grade investments that are intended to preserve principal value and maintain a high degree of liquidity. We have exposure to credit risk associated with our short-term securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors.

A downgrade of the U.S. government’s credit rating may also decrease the value of our investments – debt securities (“Securities”). The market value of these investments is subject to change from period-to-period, especially in light of the continuing recovery from the COVID-19 pandemic which has caused market volatility. Our Securities currently include investments in U.S. Treasury Bills. Credit-related impairment losses can negatively affect earnings. Investments in securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of an investment, which may result in a loss.

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

RISKS RELATED TO THE OPERATION OF OUR BUSINESS SEGMENTS

We are exposed to risks associated with commercial and residential real estate development and construction. Real estate development and construction, including homebuilding activities, entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

●	general market conditions;
●	construction delays or cost overruns, which may increase project development costs;
●	labor costs and shortages of skilled labor, particularly as a result of the recent low unemployment rate in the U.S. and Florida especially;
●	supply chain disruptions and material shortages;
●	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third party contractors;
●	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
●	an inability to obtain required governmental permits and authorizations;
●	an inability to secure tenants necessary to support commercial, multi-family or senior living projects;
●	compliance with building codes and other local regulations;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
●	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
●	instability in the financial industry may reduce the availability of financing;
●	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs; and
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs.

The construction and building industry, similar to many other industries, are experiencing worldwide supply chain disruptions and cost increases due to a multitude of factors, including inflation, rising interest rates, geopolitical conflicts, such as the conflict between Russia and Ukraine, the continuing recovery from COVID-19 and labor shortages. Materials, parts and labor costs have increased in recent years, sometimes significantly and over a short period of time. In addition, material time delays or increases in construction costs resulting from the aforementioned factors may impact our ability to realize anticipated returns on such projects, impact the timing of revenue recognition, lead to cancellations and otherwise materially adversely affect our business, results of operations, cash flows and financial condition. As discussed above under “A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services,” our residential segment has been particularly impacted year-over-year as a variety of macroeconomic factors have caused delayed homesite and home deliveries and increased certain operating costs. As a consequence, while we have not yet experienced a material increase in cancellations, it has impacted the timing of revenue we have been able to recognize. Nonetheless, should we experience increased cancellations as a result of such macroeconomic factors, our business could be adversely impacted.

Further, with regard to our residential segment, revenues from homesite sales can fluctuate period-to-period due to variations in the mix of sales from different communities, as well as other variations in product mix. Given these fluctuations in product mix, revenues from our residential segment may significantly vary from year to year.

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

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and increases in interest rates, may reduce demand for our products. Purchasers of our real estate products may obtain mortgage loans to finance a substantial portion of the purchase price or may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Homebuilder customers depend on retail purchasers who rely on mortgage financing. Increases in interest rates increase the costs of owning a home and may adversely affect the purchasing power of consumers and lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. While in 2022, rising interest rates negatively impacted buyers’ ability to obtain financing and the housing market generally, to date we have not experienced material declines in customer demand for our homesites. However, in the event financing challenges reduce demand from homebuilders to purchase homesites, then our sales, results of operations, cash flows and financial condition may be negatively affected.

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

Our hospitality segment is subject to various risks inherent to the hospitality industry. The following factors, among others, are common to the hospitality industry, and may reduce the revenues generated by our hotel properties, food and beverage operations, golf courses, beach clubs, marinas and other entertainment assets:

●	reduced travel (including from travel-related health concerns, airline disruptions or adverse economic conditions), which we may be susceptible to given that the travel tourism on which our hospitality segment relies can entail a relatively high cost of participation and is based on discretionary consumer spending;
●	increased labor costs and shortages of skilled labor;
●	inclement weather conditions;
●	changes in desirability of geographic regions in which our properties are located;
●	significant competition from other hospitality providers and lodging or entertainment alternatives;
●	our relationships with and the performance of third-party managers;
●	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased prices; and
●	natural or man-made disasters.

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

Our commercial segment is also exposed to operational risks with respect to our senior living communities. We are exposed to various federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; state regulations regarding senior living resident agreements, which typically require a written resident agreement with each resident; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor.

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

In addition to impacting general economic conditions, a public health emergency such as the COVID-19 pandemic may exacerbate factors that impact our operations, including supply chain disruptions, labor shortages and rising commodity and product costs, which may continue after the public health emergency has subsided. Any continued impact could also amplify the other risks and uncertainties described in this 2022 Form 10-K. The ultimate extent to which a public health emergency such as the COVID-19 pandemic impacts our business is highly uncertain and cannot be predicted with any degree of confidence.

Our financial results may vary significantly period over period. The revenues and earnings from our business segments may vary significantly from period to period. Homebuilders tend to buy multiple homesites in sporadic transactions. In addition, homesite prices vary significantly by community, which further impacts period over period results. Therefore, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Hospitality operations are affected by seasonal fluctuations. Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as the emergence of new COVID-19 variants or hurricanes may dramatically change demand and pricing for products and services.

We are subject to various geographic risks.

●	Growth of Northwest Florida. We are focused on developing real estate and expanding operations in Northwest Florida. Our success will be dependent on strong migration and population expansion in Northwest Florida. The future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new transportation hubs, roads, rail, pipeline, medical facilities and schools and to attract families and companies offering high-quality and high salary jobs. Our future revenues will also depend on individuals seeking retirement or vacation homes in Northwest Florida. Florida’s population growth may be negatively affected in the future by a variety of factors, including adverse economic conditions, changes in state income tax or federal immigration laws, the occurrence of natural or manmade disasters or the high cost of real estate, insurance and property taxes. If Northwest Florida experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition will likely be materially adversely affected.

●	Hurricanes. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions. We maintain property and business interruption insurance, subject to certain deductibles.
●	Climate Conditions. The occurrence of other natural disasters and climate conditions in Northwest Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes (or perceived threat of from climate change) may also have a long-term negative effect on the attractiveness of Northwest Florida. Manmade disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures may simultaneously disrupt our operations.

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

We are dependent on third party service providers for certain services. We rely on various third parties to conduct the day-to-day operations of certain residential, hospitality, multi-family, senior living and other commercial properties. Failure of such third parties to adequately perform their contracted services may negatively impact our ability to retain customers. As a result, any such failure may negatively impact our results of operations, cash flows and financial condition.

Risks RELATED to our existing ownership structure

Our largest shareholder controls approximately 41.6% of our common stock, which may limit our minority shareholders’ ability to influence corporate matters. Mr. Bruce R. Berkowitz is the Chairman of our Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC). As of December 31, 2022, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 41.6% of our common stock. FCM and its client, The Fairholme Fund, a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours. Fairholme is in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board and any potential change in our control. These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

●	Environmental Regulation. Current or past operations are subject to extensive and evolving federal, state and local environmental laws and other regulations. The provisions and enforcement of these environmental laws and regulations may become more stringent in the future, including as a result of attention from environmental advocacy groups. Violations of these laws and regulations can result in, among other things, civil penalties, remediation expenses, natural resource damages, personal injury damages, potential injunctions, cease and desist orders and criminal penalties. In addition, some of these environmental laws impose strict liability, which means that we may be held liable for any environmental damage on our property regardless of fault.

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

We may be subject to risks from changes in certain governmental policies.

●	Mortgage Rates. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. Mortgage rates may also be adversely impacted by rising interest rates, which may continue to increase as a result of the government’s response to inflation. If borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) or if mortgage rates continue to increase generally, it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.
●	Climate Regulation. Potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities may lead to new or greater liabilities that may materially adversely affect our business, results of operations, cash flows or financial condition.
●	Accounting Standards. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes and others may have a material impact on how we record and report our financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Changes to U.S. tax laws may materially affect us.

●	Income Tax. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations. Changes in the tax laws, or in the interpretation or enforcement of existing tax laws, could increase our state and federal tax rates and subject our business to audits, inquiries and legal challenges from taxing authorities. For instance, the Inflation Reduction Act of 2022 was recently signed into law and includes an excise tax on certain corporate stock repurchases (imposed on the corporation repurchasing the stock). As a result of these and other future changes in tax laws, we may incur additional costs, including taxes and penalties for historical periods, which may have a material and adverse effect on our business, results of operations, cash flows or financial condition.
●	QOZ Program. As part of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investments.
●	NOLs. We have significant state net operating loss carryforwards (“NOLs”). These state NOLs may be used against taxable income in future periods; however, we will not receive any tax benefits with regard to tax losses incurred except to the extent we have taxable income in the remaining NOL period. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

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

Risks associated with cybersecurity. We are reliant on computers and digital technology, including certain technology systems from third-party vendors which we use to operate our business which are not under our control. We collect digital information on all aspects of operations. Hospitality related businesses, in particular, require the collection and retention of identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted. The integrity and protection of our customer, employee and other company data, is critical to us. We make efforts to maintain the security and integrity of these networks and related systems. We have implemented various measures to manage the risk of a security breach or disruption. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems, or disruptions would not be successful or damaging. Further, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments or state-sponsored actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, there has been a spike in cybersecurity attacks as work-from-home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks.

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

In addition, companies across many industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, including ESG-focused investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. If we fail, or are perceived to be failing, to meet the expectations of our stakeholders, which are evolving, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

Our financing arrangements contain restrictions and limitations. Our financing arrangements contain customary representations and warranties, as well as customary affirmative and negative covenants that restrict some of our activities. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to repay the amounts due under such financing arrangements, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We may provide a guarantee of the debt in connection with our JVs. In certain instances, these guarantees provide for the full payment and performance of the borrower. See Note 10. Debt, Net and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information. If we were to become obligated to perform on any of these guarantees, our results of operations, cash flows and financial condition may be adversely affected.

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

We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all. In 2022, we paid quarterly cash dividends of $0.10 per share on our common stock and we currently expect to continue to pay quarterly dividends. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant. In addition, we may decide not to make future stock repurchases at the same rate or at all, as a result of, among other factors, the excise tax on stock repurchases, which was recently introduced by the Inflation Reduction Act of 2022.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

St. Joe owns 169,000 acres in Northwest Florida. A portion of our land is within the Sector Plan, that entitles, or gives legal rights, for us to develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. Undeveloped land is managed as timberlands until designated for development. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information. In addition to the properties we own, we have investments in unconsolidated joint ventures that own properties such as LMWS, LLC (the “Latitude Margaritaville Watersound JV”) that includes the Latitude Margaritaville Watersound community.

In our residential segment, we develop land in multiple residential communities into homesites for sale to homebuilders and on a limited basis to retail customers. As of December 31, 2022, we had completed homesites and homesites under development, engineering or in conceptual planning in nineteen separate communities. These include the Watersound Origins, Watersound Origins West, Breakfast Point East, Watersound Camp Creek, WindMark Beach, SouthWood, Titus Park, College Station, Park Place, Ward Creek, Salt Creek at Mexico Beach and other Northwest Florida communities.

In our hospitality segment, we own a beach club and three golf courses that are situated in or near our residential communities. We own the WaterColor Inn, The Pearl Hotel, Hilton Garden Inn Panama City Airport, Homewood Suites by Hilton Panama City Beach and the WaterSound Inn, along with nearby retail and commercial space. We have under construction an Embassy Suites by Hilton hotel (the “Pier Park Resort Hotel JV”), Home2 Suites by Hilton, Camp Creek Inn and The Lodge 30A hotel (“The Lodge 30A JV”). We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. We also have under construction Hotel Indigo and own Harrison’s Kitchen & Bar, a standalone restaurant which opened in 2022, both on leased land in downtown Panama City.

In our commercial segment, we own, or jointly own, the properties used in our operations and have properties under construction that will be used in our operations, which include multi-family, senior living, self-storage, retail, office and commercial property. These commercial properties are located in Beckrich Office Park, where we are headquartered; Pier Park North (the “Pier Park North JV”), Pier Park Crossings (the “Pier Park Crossings JV”), Pier Park Crossings Phase II (the “Pier Park Crossings Phase II JV”), Watersound Origins Crossings (the “Watersound Origins Crossings JV”), Mexico Beach Crossings (the “Mexico Beach Crossings JV”) Watercrest Senior Living (the “Watercrest JV”), North Bay Landing, WindMark Beach, VentureCrossings, Watersound Town Center, West Bay Town Center, Florida State University (“FSU”)/Tallahassee Memorial Hospital (“TMH”) Medical Campus and other Northwest Florida locations.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 20, 2023, we had approximately 789 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

During 2022, we paid quarterly cash dividends of $0.10 per share on our common stock ($0.40 per share in the aggregate) and we expect to continue to pay quarterly dividends. During 2021, we paid quarterly cash dividends of $0.08 per share on our common stock ($0.32 per share in the aggregate). In the fourth quarter of 2020, we paid a cash dividend of $0.07 per share on our common stock. While we expect to continue to pay quarterly dividends, the declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party to at the time, legal requirements, industry practice, and other factors that our Board deems relevant. Past payments of dividends should not be construed as a guarantee of payment or declaration of future dividends in the same amount or at all. See Item 1A. Risk Factors – General Risks – We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period from December 31, 2017 through December 31, 2022, assuming $100 was invested on December 31, 2017, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”). The Custom Real Estate Group is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), The Howard Hughes Corporation (HHC), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group uses an equal weighting for each of the stocks within the peer group. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
The St. Joe Company	$100	$72.96	$109.86	$235.72	$290.99	$218.03
S&P SmallCap 600 Index	$100	$91.52	$112.37	$125.05	$158.59	$133.06
Custom Real Estate Peer Group	$100	$70.73	$86.79	$61.15	$80.71	$61.13

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. As of December 31, 2022, we had a total authority of $80.0 million available for purchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion. Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock. However, we do not believe that it will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act. There were no stock repurchases during the fourth quarter of 2022.

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

Business Overview

St. Joe is a real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through joint ventures and limited partnerships over the past several years. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may also partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 86% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to focus on our core business activity of real estate development, asset management and operations. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

2022 highlights include:

●	As of December 31, 2022, our unconsolidated Latitude Margaritaville Watersound JV has completed 363 home sale transactions of the total estimated 3,500 homes in the community and had 677 homes under contract. This represents 1,040 home contracts in the first nineteen months of the JV’s sales.
●	In December 2022, we acquired The Pearl Hotel, located on Scenic Highway 30A, which was previously operated by our hospitality segment.
●	In November 2022, our unconsolidated JV, FDSJ Eventide, LLC, (the “Sea Sound JV”), sold its assets to a third party. Our proportionate share of the gain on sale of $21.7 million is included within equity in income (loss) from unconsolidated joint ventures on the consolidated statements of income.
●	In November 2022, we purchased an additional 30.0% ownership interest in the consolidated Pier Park North JV.

Market Conditions

Throughout 2022, we continued to generate positive financial results. While macroeconomic factors such as inflation, rising interest rates, supply chain disruptions, geopolitical conflicts and the continuing recovery from the COVID-19 pandemic, among other things, have created economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily the result of the continued growth of Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across our segments, we also continue to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended homesite and home deliveries in certain residential communities, and inflation and rising interests rates, which have increased operating costs and loan rates, as compared to prior periods. However, despite homesite and home delivery delays, we generally have not seen a material increase in cancellation rates, and therefore the impact relates primarily to the timing of revenue recognition. In addition, while rising interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, homebuilders have performed on their contractual obligations with us.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may also impact revenue and margins period over period, as discussed in more detail below.

Further discussion of the potential impacts on our business from the current macroeconomic environment are discussed in Part I. Item 1A. Risk Factors.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2022	2021	2020
Segment Operating Revenue
Residential	36.8%	54.3%	46.3%
Hospitality	38.6%	27.9%	29.5%
Commercial	23.5%	17.1%	23.1%
Other	1.1%	0.7%	1.1%
Consolidated operating revenue	100.0%	100.0%	100.0%

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

Our residential segment includes the Watersound Origins, Watersound Origins West, Watersound Camp Creek, Breakfast Point East, Titus Park, Ward Creek, College Station, Park Place, Salt Creek at Mexico Beach, WindMark Beach and SouthWood communities, which are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The East Lake Creek, East Lake Powell, Lake Powell, Teachee, West Bay Creek and West Laird communities have phases of homesites in preliminary planning. Homesites in these communities will be developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps community, both have additional lands for future development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2022, the unconsolidated Latitude Margaritaville Watersound JV had 677 homes under contract, which are expected to result in a sales value of approximately $338.5 million at closing of the homes. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering or	Entitlements with
Community/Project	Location	Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	201	266	104	571
College Station	Bay County, FL	—	58	265	323
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	869	687	1,581	3,137
Salt Creek at Mexico Beach (b)	Bay County, FL	—	92	275	367
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	42	36	82	160
Park Place	Bay County, FL	82	—	191	273
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	20	180	920	1,120
SummerCamp Beach (b)	Franklin County, FL	35	—	273	308
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	240	144	560	944
Ward Creek (d)	Bay County, FL	567	316	601	1,484
Watersound Camp Creek (f)	Walton County, FL	104	—	—	104
Watersound Origins (f)	Walton County, FL	569	—	—	569
Watersound Origins West (d)	Walton County, FL	83	234	1,694	2,011
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	128	549	317	994
Total Homesites		2,940	3,630	17,041	23,611
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV is building and selling homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of December 31, 2022, we had eighteen different homebuilders within our residential communities. As of December 31, 2022, we had 2,197 residential homesites under contract, which are expected to result in revenue of approximately $176.3 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of December 31, 2021, we had 2,000 residential homesites under contract, with an expected revenue of approximately $158.9 million, plus residuals. The increase in homesites under contract is due to the development of additional homesites and increased homebuilder contracts for residential homesites. The number of homesites under contract are subject to change based on homesite closings and homebuilder interest in each community. Homesite prices vary significantly by community and sell in sporadic transactions that may impact quarterly results. As of December 31, 2022, in addition to the 2,197 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 677 homes under contract, which together with the 2,197 homesites are expected to result in a sales value of approximately $514.8 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue and incurs costs from membership sales, membership reservations, golf courses, lodging at our hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net included in Item 15 of this Form 10-K.

Watersound Club provides club members and guests in some of our hotels access to our member facilities, which include Camp Creek, Shark’s Tooth golf course, WaterSound Beach Club and a Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include our golf courses, beach club and facilities that generate revenue from membership sales, membership reservations, daily play at the golf courses, merchandise sales, charter flights and food and beverage sales and incur expenses from the services provided, maintenance of the golf courses, aircraft, beach club and facilities and personnel costs. Watersound Origins includes an executive golf course, resort-style pool, fitness center, two tennis courts and a private dock located in the community. Access to amenities is reserved to Watersound Origins members consisting of the community residents. The golf course is available for public play.

Watersound Club has a private beach club located on Scenic Highway 30A, which includes over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, a full club house, a pro shop, tennis center with four har-tru courts, as well as two food and beverage outlets. Camp Creek is an 18-hole golf course and soon will feature several new amenities. These amenities include a health and wellness center, restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields.

We own and operate the award-winning WaterColor Inn, (which includes the Fish Out of Water restaurant) and The Pearl Hotel (which includes the Havana Beach Bar & Grill restaurant), as well as the Hilton Garden Inn Panama City Airport, the Homewood Suites by Hilton Panama City Beach, the WaterSound Inn and two gulf-front vacation rental houses. We also operate the WaterColor Beach Club, which includes food and beverage operations and other hospitality related activities, such as beach chair rentals. Revenue is generated from (i) lodging at our hotels, (ii) operation of the WaterColor Beach Club, (iii) management of The Pearl Hotel (prior to December 2022), (iv) short-term vacation rentals, (v) food and beverage operations and (vi) merchandise sales. Lodging at our hotels and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees and incur expenses from the cost of services and goods provided, maintenance of the facilities and personnel costs. Revenue generated from our management services include management fees and expenses consist primarily of internal administrative costs. Lodging at our hotels and short-term vacation rentals generate revenue from rental fees and incur expenses from the holding cost of assets we own and standard lodging personnel, such as front desk, reservations and marketing personnel. Our food and beverage operations generate revenue from food and beverage sales and incur expenses from the cost of services and goods provided and standard personnel costs. Our retail outlets generate revenue from merchandise sales and incur expenses from the cost of goods provided, personnel costs and facility costs.

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

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
WaterColor Inn (b)	Walton County, FL	67	—	67
The Pearl Hotel (c)	Walton County, FL	55	—	55
WaterSound Inn	Walton County, FL	11	—	11
Hilton Garden Inn Panama City Airport (d)	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (e)	Bay County, FL	131	—	131
TownePlace Suites by Marriott Panama City Beach Pier Park (f)	Bay County, FL	124	—	124
Total operational rooms		531	—	531

Under Development/Construction
Embassy Suites by Hilton Panama City Beach (g)	Bay County, FL	—	255	255
Hotel Indigo	Bay County, FL	—	124	124
Residence Inn by Marriott, Panama City Beach, Florida (h)	Bay County, FL	—	121	121
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	—	107	107
The Lodge 30A (g)	Walton County, FL	—	85	85
Camp Creek Inn	Walton County, FL	—	75	75
Total rooms under development/construction		—	767	767
Total rooms		531	767	1,298
(a)	Includes hotels currently in operation or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Seven additional suites were completed in June 2022.
(c)	We acquired the hotel in December 2022. The hotel was previously owned by a third party, but operated by our hospitality segment.
(d)	The hotel opened in July 2021.
(e)	The hotel opened in March 2022.
(f)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(g)	Under development with JV partners.
(h)	The hotel is under development with our JV partner. Once complete, the hotel will be operated by our JV partner. The Pier Park RI JV (Pier Park RI, LLC, the “Pier Park RI JV”) is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.

We own and operate two marinas, the Point South Marina Bay Point in Bay County, Florida and Point South Marina Port St. Joe in Gulf County, Florida. We are planning new marinas along the Intracoastal Waterway. Our marinas generate revenue from boat slip rentals, boat storage fees and fuel sales, and incur expenses from cost of services provided, maintenance of the marina facilities and personnel costs. The Point South Marina Bay Point fully reopened in the third quarter of 2022 and the Point South Marina Port St. Joe reopened in the fourth quarter of 2022 after completion of reconstruction due to damage from Hurricane Michael.

We also own and operate retail stores, two standalone restaurants and other entertainment assets. These assets generate revenue from merchandise sales, food and beverage sales and other service fees which are recognized at the point of sale and incur expenses from the cost of goods and services provided, personnel costs and facility costs.

In addition to the properties listed above, we have a number of hospitality projects in various stages of planning.

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to our Watersound Origins and Latitude Margaritaville Watersound residential communities. In conjunction with FSU and TMH, we are also in the process of developing an 87-acre medical campus in Bay County, Florida. We also have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We also lease land for various other uses.

The commercial segment also manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products. As of December 31, 2022, we had an estimated 1.9 million tons of marketable pulpwood and 3.0 million tons of marketable sawlogs on approximately 64,000 acres. Based on our annual harvest plan, we anticipate harvesting approximately 260,000 tons of pulpwood and sawlogs during 2023.

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

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated JVs we are in the process of constructing 371 multi-family units and 148 senior living units, in addition to the 757 multi-family units and 107 senior living units that have been completed.

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			December 31, 2022			December 31, 2021			December 31, 2020
					Percentage			Percentage			Percentage
					Leased			Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	228	95%	240	234	98%	240	237	99%
Pier Park Crossings Phase II	Bay County, FL	120	120	115	96%	120	113	94%	120	55	46%
Watersound Origins Crossings (a)	Walton County, FL	217	217	199	92%	217	207	95%	18	—	0%
Sea Sound (b)	Bay County, FL	N/A	N/A	N/A	N/A %	214	203	95%	—	—	N/A	%
North Bay Landing (c)	Bay County, FL	240	120	94	78%	—	—	N/A %	—	—	N/A	%
Mexico Beach Crossings (d)	Bay County, FL	216	—	—	N/A %	—	—	N/A %	—	—	N/A	%
Origins Crossings Townhomes (e)	Walton County, FL	64	48	33	69%	—	—	N/A %	—	—	N/A	%
WindMark Beach (f)	Gulf County, FL	31	12	10	83%	31	31	100%	19	19	100%
Total multi-family units		1,128	757	679	90%	822	788	96%	397	311	78%	%

Senior living communities
Watercrest	Walton County, FL	107	107	88	82%	107	47	44%	107	—	N/A	%
Watersound Fountains (g)	Walton County, FL	148	—	—	N/A %	—	—	N/A %	—	—	N/A	%
Total senior living units		255	107	88	82%	107	47	44%	107	—	0%
Total units		1,383	864	767	89%	929	835	90%	504	311	62%
(a)	Construction was completed in the fourth quarter of 2021.
(b)	Construction of the 300-unit multi-family community was completed in the first quarter of 2022. In November 2022, the Sea Sound JV sold its assets to a third party. The Sea Sound JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

(c)	Construction began in the fourth quarter of 2020 and is ongoing.
(d)	Construction began in the first quarter of 2022 and is ongoing.
(e)	Vertical construction began in the third quarter of 2021 and is ongoing.
(f)	The years ended December 31, 2021 and 2020 include 19 units for short-term lease in a vacation rental program. As of December 31, 2022, we were in the process of converting these 19 units for long-term rental use and they were not available for lease.
(g)	Construction began in the second quarter of 2021 and is ongoing. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units adjacent to the Watersound Town Center. Sea Sound, our unconsolidated Sea Sound JV, included 300 completed apartment units in Panama City Beach, Florida near the Breakfast Point residential community, prior to being sold by the JV in November 2022. The WindMark Beach community includes 12 completed long-term rental units and 19 units in the process of being converted from short-term to long-term rental units in Port St. Joe, Florida. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have three multi-family communities and one senior living community under construction. North Bay Landing, planned for 240 apartment units, with 120 units completed as of December 31, 2022, is located in Panama City, Florida. Mexico Beach Crossings, planned for 216 apartment units, is located in Mexico Beach, Florida. Origins Crossings Townhomes, planned for 64 units, with 48 units completed as of December 31, 2022, is located near the Watersound Town Center. Watersound Fountains, an unconsolidated JV (WOSL, LLC, the “Watersound Fountains Independent Living JV”), planned for 148 independent living units, is located near the Watersound Origins residential community. We have additional multi-family communities in various stages of planning.

Our leasing portfolio consists of approximately 1,034,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. This includes our consolidated Pier Park North JV. Through separate unconsolidated JVs, other commercial properties include a 124-room TownePlace Suites by Marriott operated by our JV partner (Pier Park TPS, LLC, the “Pier Park TPS JV”), a Busy Bee branded fuel station and convenience store operated by our JV partner (SJBB, LLC, the “Busy Bee JV”) and a golf cart sales and service facility, which is under construction (SJECC, LLC, the “Electric Cart Watersound JV”), all located in Panama City Beach, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		December 31, 2022		December 31, 2021		December 31, 2020
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased	Feet*	Leased
Pier Park North	Bay County, FL	320,310	97%	320,310	95%	320,310	92%
VentureCrossings	Bay County, FL	303,605	96%	303,605	88%	303,605	86%
Watersound Town Center (a)	Walton County, FL	89,662	99%	24,764	100%	6,496	100%
Beckrich Office Park (b) (c)	Bay County, FL	78,294	99%	81,065	85%	86,296	80%
Watersound Self-Storage (d)	Walton County, FL	67,694	87%	67,694	50%	N/A	N/A %
WindMark Beach Town Center (b) (e)	Gulf County, FL	44,748	71%	44,748	67%	44,748	47%
WaterColor Town Center (b)	Walton County, FL	22,199	100%	22,199	100%	23,121	79%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%	19,449	90%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%	16,964	100%
Beach Commerce Park (b)	Bay County, FL	14,800	100%	14,800	100%	17,450	76%
South Walton Commerce Park (f)	Walton County, FL	11,570	100%	11,570	88%	11,570	88%
WaterSound Gatehouse (b)	Walton County, FL	10,271	100%	10,271	100%	10,271	87%
Other (g)	Bay, Gulf and Walton Counties, FL	34,224	100%	34,224	100%	34,224	100%
SummerCamp Commercial (h)	Franklin County, FL	N/A	N/A %	13,000	0%	13,000	0%
		1,033,730	95%	984,603	87%	907,504	85%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	Construction of additional leasing space was completed in 2022.
(b)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(c)	Included in net rentable square feet as of December 31, 2022, 2021 and 2020, is 1,500 square feet leased to a consolidated JV.

(d)	Construction was completed in the third quarter of 2021.
(e)	Included in net rentable square feet as of December 31, 2022, 2021 and 2020, is 13,808 square feet of unfinished space.
(f)	Included in net rentable square feet as of December 31, 2022, 2021 and 2020, is 1,364 square feet leased to a consolidated JV.
(g)	Includes various other properties, each with less than 10,000 net rentable square feet.
(h)	As of December 31, 2022, the space is no longer available for lease. The property was impaired in 2011 and has no basis as of December 31, 2022 and 2021.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings in various stages of planning.

		December 31, 2022
	Location	Completed Net Rentable Square Feet	Percentage Leased		Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center	Walton County, FL	89,662	99%		50,768	259,570	400,000
Watersound West Bay Center	Bay County, FL	—	N/A	%	—	500,000	500,000
FSU/TMH Medical Campus	Bay County, FL	—	N/A	%	80,300	239,700	320,000
		89,662	99%		131,068	999,270	1,220,000
*	Total square feet are based on current estimates and are subject to change.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2022	2021	2020

	In millions
Revenue:
Real estate revenue	$109.2	$158.6	$87.6
Hospitality revenue	97.2	75.3	47.8
Leasing revenue	39.2	27.1	18.8
Timber revenue	6.7	6.0	6.3
Total revenue	252.3	267.0	160.5
Expenses:
Cost of real estate revenue	50.0	60.7	35.8
Cost of hospitality revenue	77.5	58.3	35.2
Cost of leasing revenue	17.6	11.6	5.9
Cost of timber revenue	0.8	0.7	0.8
Corporate and other operating expenses	22.1	23.0	22.9
Depreciation, depletion and amortization	22.9	18.2	12.8
Total expenses	190.9	172.5	113.4
Operating income	61.4	94.5	47.1
Other income (expense):
Investment income, net	9.9	7.2	5.0
Interest expense	(18.4)	(15.9)	(13.6)
Gain on contributions to unconsolidated joint ventures	2.7	3.6	20.0
Equity in income (loss) from unconsolidated joint ventures	26.0	(0.9)	(0.6)
Other income, net	13.0	10.2	1.3
Total other income, net	33.2	4.2	12.1
Income before income taxes	94.6	98.7	59.2
Income tax expense	(24.4)	(25.0)	(13.7)
Net income	$70.2	$73.7	$45.5

Results of operations in this Form 10-K generally discusses 2022 and 2021 items and comparisons. For a detailed discussion of results of operations and comparisons for 2021 and 2020, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10‑K for the year ended December 31, 2021 filed with the SEC on February 23, 2022.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	2022	% (a)	2021	% (a)	2020	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$92.8	85.0%	$144.7	91.2%	$74.1	84.6%
Commercial and rural real estate revenue	13.7	12.5%	12.0	7.6%	11.7	13.4%
Other revenue	2.7	2.5%	1.9	1.2%	1.8	2.0%
Real estate revenue	$109.2	100.0%	$158.6	100.0%	$87.6	100.0%

Gross profit:
Residential real estate	$48.7	52.5%	$87.9	60.7%	$44.4	59.9%
Commercial and rural real estate	9.7	70.8%	9.5	79.2%	6.2	53.0%
Other	0.8	29.6%	0.5	26.3%	1.2	66.7%
Gross profit	$59.2	54.2%	$97.9	61.7%	$51.8	59.1%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2022, residential real estate revenue decreased $51.9 million, or 35.9%, to $92.8 million, as compared to $144.7 million in 2021. During 2022, residential real estate gross profit decreased $39.2 million, to $48.7 million (or gross margin of 52.5%), as compared to $87.9 million, (or gross margin of 60.7%) in 2021. During 2022, we sold 752 homesites and had unimproved residential land sales of $1.1 million, compared to 804 homesites, two homes and had unimproved residential land sales of $0.1 million during 2021. During 2022 and 2021 the average revenue, excluding homesite residuals, per homesite sold was approximately $98,000 and $157,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied in each period due to the timing of homebuilder contractual closing obligations in our residential communities and the extended timing of development of completed homesites.

Commercial and Rural Real Estate Revenue and Gross Profit. During 2022, we had twenty-nine commercial and rural real estate sales totaling approximately 283 acres for $12.7 million and land improvement services of $1.0 million, together resulting in a gross profit of $9.7 million (or gross margin of 70.8%). During 2021, we had twenty-two commercial and rural real estate sales totaling approximately 577 acres for $12.0 million, resulting in a gross profit of $9.5 million (or gross margin of 79.2%). Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of the property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title insurance business revenue.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2022	2021	2020

	In millions
Hospitality revenue	$97.2	$75.3	$47.8
Gross profit	$19.7	$17.0	$12.6
Gross margin	20.3%	22.6%	26.4%

Hospitality revenue increased $21.9 million, or 29.1%, to $97.2 million during 2022, as compared to $75.3 million in 2021. The increase in hospitality revenue was primarily related to the continued increase of club members, as well as an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021, the Homewood Suites by Hilton Panama City Beach, which opened in March 2022 and new WaterColor Inn suites, which opened in June 2022. The increase in hospitality revenue was also due to the opening of a new retail store, standalone restaurants and marinas. As of December 31, 2022, Watersound Club had 2,604 members, compared with 2,255 members as of December 31, 2021, an increase of 349 members. Gross profit during 2021 includes $0.7 million of business interruption proceeds received for the marinas related to Hurricane Michael.

Hospitality had a gross margin of 20.3% during 2022, compared to 22.6% during 2021. The decrease in gross margin was due to increased pre-opening expenses and onboarding of staff associated with new assets that opened in 2022 and assets scheduled to open in 2023, and an increase in cost of labor and products in the current period. In 2021, gross margin was impacted by the $0.7 million of business interruption proceeds received.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2022	2021	2020

	In millions
Leasing revenue	$39.2	$27.1	$18.8
Gross profit	$21.6	$15.5	$12.9
Gross margin	55.1%	57.2%	68.6%

Leasing revenue increased $12.1 million, or 44.6%, to $39.2 million during 2022, as compared to $27.1 million in 2021. The increase was primarily due to new multi-family and senior living leases, as well as other new leases.

Leasing gross margin decreased to 55.1% during 2022, as compared to 57.2% during 2021, primarily due to start-up and lease-up expenses for new assets in the current period.

Timber Revenue and Gross Profit

	Year Ended December 31,
	2022	2021	2020

	In millions
Timber revenue	$6.7	$6.0	$6.3
Gross profit	$5.9	$5.3	$5.5
Gross margin	88.1%	88.3%	87.3%

Timber revenue increased $0.7 million, or 11.7%, to $6.7 million during 2022, as compared to $6.0 million in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in sales of fill dirt and other products in the current period. There were 275,000 tons of wood products sold during 2022, as compared to 273,000 tons of wood products sold during 2021. Timber gross margin was 88.1% during 2022, compared to 88.3% during 2021.

Corporate and Other Operating Expenses

	Year Ended December 31,
	2022	2021	2020

	In millions
Employee costs	$9.6	$10.4	$9.6
Property taxes and insurance	5.5	5.4	5.3
Professional fees	3.7	3.2	4.7
Marketing and owner association costs	1.1	1.6	1.2
Occupancy, repairs and maintenance	0.7	0.7	0.7
Other miscellaneous	1.5	1.7	1.4
Total corporate and other operating expenses	$22.1	$23.0	$22.9

Corporate and other operating expenses decreased $0.9 million to $22.1 million during 2022, as compared to $23.0 million in 2021. The decrease is primarily due to the $1.2 million of expense during 2021 to 401(k) plan participants related to the final allocation of surplus assets from the pension plan termination in 2014.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $4.7 million during 2022, as compared to 2021, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) net unrealized gain or loss related to investments – equity securities, (iii) interest income earned on the time deposit held by a special purpose entity and (iv) interest earned on mortgage notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2022	2021	2020

	In millions
Interest, dividend and accretion income	$0.8	$0.1	$1.2
Unrealized loss on investments, net	—	(1.9)	(4.7)
Interest income from investments in special purpose entities	8.0	8.1	8.2
Interest earned on notes receivable and other interest	1.1	0.9	0.3
Total investment income, net	$9.9	$7.2	$5.0

Investment income, net increased $2.7 million to $9.9 million during 2022, as compared to $7.2 million in 2021. Investment income, net during 2022 included de minimis unrealized loss on investments, net related to preferred stock, compared to $1.9 million in 2021.

Interest Expense

Interest expense primarily includes interest incurred on the Senior Notes issued by Northwest Florida Timber Finance, LLC, project financing, Community Development District (“CDD”) debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Year Ended December 31,
	2022	2021	2020

	In millions
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	$8.8	$8.8	$8.8
Other interest expense	9.6	7.1	4.8
Total interest expense	$18.4	$15.9	$13.6

Interest expense increased $2.5 million, or 15.7%, to $18.4 million in 2022, as compared to $15.9 million in 2021, primarily related to the increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures includes gain on land, impact fees and additional infrastructure improvements contributed to our unconsolidated JVs as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2022	2021	2020

	In millions
Latitude Margaritaville Watersound JV (a)	$0.9	$0.5	$15.7
Sea Sound JV (b)	—	—	4.3
Watersound Fountains Independent Living JV (c)	—	3.1	—
Pier Park RI JV (d)	1.4	—	—
Electric Cart Watersound JV (e)	0.4	—	—
Gain on Contributions to Unconsolidated Joint Ventures	$2.7	$3.6	$20.0
(a)	Includes a gain of $0.9 million and $0.5 million in 2022 and 2021, respectively, on additional infrastructure improvements contributed. Includes a gain of $15.7 million in 2020 on land and additional infrastructure improvements contributed.
(b)	Includes a gain of $4.3 million in 2020 on land and mitigation credits contributed.
(c)	Includes a gain of $3.1 million in 2021 on land contributed.
(d)	Includes a gain of $1.4 million in 2022 on land and impact fees contributed.
(e)	Includes a gain of $0.4 million in 2022 on land contributed.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated joint ventures accounted for by the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2022	2021	2020

	In millions
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$3.9	$(1.9)	$(0.5)
Sea Sound JV (b)	21.7	—	—
Watersound Fountains Independent Living JV (c)	(0.2)	—	—
Pier Park TPS JV	—	0.6	(0.1)
Busy Bee JV	0.5	0.4	—
Electric Cart Watersound JV (d)	—	—	—
Watersound Management JV (e)	0.1	—	—
Total equity in income (loss) from unconsolidated joint ventures	$26.0	$(0.9)	$(0.6)
(a)	The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022, includes our proportionate share of the gain on sale of $21.7 million.
(c)	JV was formed in April 2021.
(d)	JV was formed in February 2022.

(e)	JV was formed in June 2021.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2022	2021	2020

	In millions
Accretion income from retained interest investments	$1.7	$1.5	$1.4
Gain on insurance recoveries	9.8	4.9	0.7
Loss from hurricane damage	—	(0.1)	(1.1)
Miscellaneous income, net	1.5	3.9	0.3
Other income, net	$13.0	$10.2	$1.3

Other income, net increased $2.8 million to $13.0 million during 2022, as compared to $10.2 million in 2021. The years ended December 31, 2022 and 2021 include a gain on insurance recovery of $9.7 million and $4.9 million, respectively, and loss from hurricane damage of less than $0.1 million during each period, related to Hurricane Michael. In November 2022, we closed out the insurance claim related to Hurricane Michael and therefore will not receive additional proceeds in future periods.

Miscellaneous income, net during 2022 includes income of $1.0 million related to gain on retained interest investment. Miscellaneous income, net during 2022 and 2021 includes $2.6 million and $0.9 million, respectively, received from the Pier Park CDD for repayment of subordinated notes, which have been fully repaid. Miscellaneous income, net during 2022 also includes expense of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment. Miscellaneous income, net during 2021 includes $3.6 million received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information for additional information.

Income Tax Expense

Income tax expense was $24.4 million in 2022, compared to $25.0 million in 2021. Our effective tax rate was 25.6% in 2022, as compared to 25.1% in 2021.

Our effective rate for 2022 differed from the federal statutory rate of 21.0% primarily due to state income taxes. Our effective rate for 2021 differed from the federal statutory rate of 21.0% primarily due to state income taxes, the change in valuation allowance, the changes in the 2021 Florida income tax rate from 4.5% to 3.5%, tax credits, the benefit of QOZ investment and other permanent items. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Year Ended December 31,
	2022	2021	2020

	In millions
Revenue:
Real estate revenue	$85.1	$137.8	$69.4
Leasing revenue	0.1	0.2	0.2
Other revenue	7.7	6.9	4.6
Total revenue	92.9	144.9	74.2
Expenses:
Cost of real estate and other revenue	44.1	56.8	29.8
Other operating expenses	4.0	4.9	5.3
Depreciation, depletion and amortization	0.2	0.2	0.2
Total expenses	48.3	61.9	35.3
Operating income	44.6	83.0	38.9
Other income (expense):
Investment income, net	1.1	0.8	0.2
Interest expense	(0.5)	(0.6)	(0.6)
Gain on contributions to unconsolidated joint ventures	0.9	0.5	15.7
Equity in income (loss) from unconsolidated joint ventures	3.9	(1.9)	(0.5)
Other (expense) income, net	(0.5)	0.1	—
Total other income (expense), net	4.9	(1.1)	14.8
Income before income taxes	$49.5	$81.9	$53.7

Real estate revenue includes sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For 2022 and 2021, real estate revenue includes estimated homesite residuals of $5.8 million and $4.8 million, respectively. For 2022 and 2021, other revenue includes estimated fees related to homebuilder homesite sales of $1.9 million and $2.4 million, respectively. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

The following tables set forth our consolidated residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2022
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	752	$84.0	$41.0	$43.0	51.2%
Land sales	N/A	1.1	—	1.1	100.0%
Total consolidated	752	$85.1	$41.0	$44.1	51.8%

Unconsolidated
Homes (b)	316
Total consolidated and unconsolidated	1,068
(a)	Includes 42 units sold as undeveloped homesites within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2021
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	804	$136.7	$52.7	$84.0	61.4%
Homes	2	1.0	0.9	0.1	10.0%
Land sale	N/A	0.1	—	0.1	100.0%
Total consolidated	806	$137.8	$53.6	$84.2	61.1%

Unconsolidated
Homes (b)	47
Total consolidated and unconsolidated	853
(a)	Includes 55 units sold as undeveloped homesites within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2020
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	509	$67.7	$27.4	$40.3	59.5%
Land sale	N/A	1.7	0.4	1.3	76.5%
Total consolidated	509	$69.4	$27.8	$41.6	59.9%
Unconsolidated
Homes (a)	—
Total consolidated and unconsolidated	509

(a)	Includes the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales decreased $52.7 million, or 38.6%, during 2022, as compared to 2021, primarily due to the mix and number of homesites sold per community, the timing of homebuilder contractual closing obligations in our residential communities and the extended timing of development of completed homesites. During 2022 and 2021, the average revenue, excluding homesite residuals, per homesite sold was approximately $98,000 and $157,000, respectively. The decrease in average revenue per homesite sold during the period was due to the mix of sales from different communities, primarily from sales in the Watersound Camp Creek and WaterColor communities, which had a higher volume during the prior period. Gross margin decreased to 51.2% during 2022, as compared to 61.4% during 2021, primarily due to the mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During 2022, we did not have any home sales. During 2021, we sold two completed homes within our RiverCamps community for a total of $1.0 million, resulting in a gross profit margin of 10.0%.

Land sales. During 2022 we had unimproved residential land sales for $1.1 million, with de minimis cost of revenue. During 2021, we had unimproved residential land sales for $0.1 million, with de minimis cost of revenue.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on our notes receivable and unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. See Note 8. Other Assets and Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Gain on contributions to unconsolidated joint ventures for 2022 and 2021, include a gain of $0.9 million and $0.5 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures for 2020 includes a gain of $15.7 million on land and additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated joint ventures accounted for by the equity method. Equity in income (loss) from unconsolidated joint ventures during 2022 includes $3.9 million of income, compared to $1.9 of loss during 2021, related to the Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021 and sold 316 homes in 2022, compared to 47 in 2021. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net for 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Year Ended December 31,
	2022	2021	2020

	In millions
Revenue:
Hospitality revenue	$96.7	$74.5	$47.4
Leasing revenue	0.5	0.1	—
Total revenue	97.2	74.6	47.4
Expenses:
Cost of hospitality revenue	76.9	57.5	34.7
Cost of leasing revenue	0.9	—	—
Other operating expenses	1.1	0.9	1.2
Depreciation, depletion and amortization	9.4	7.0	4.6
Total expenses	88.3	65.4	40.5
Operating income	8.9	9.2	6.9
Other expense:
Interest expense	(1.7)	(0.5)	(0.2)
Other income, net	1.8	0.6	0.5
Total other income, net	0.1	0.1	0.3
Income before income taxes	$9.0	$9.3	$7.2

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		Gross
		Profit	Gross		Gross	Gross		Gross	Gross
	Revenue	(Deficit)	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs	$40.7	$12.5	30.7%	$31.9	$9.3	29.2%	$22.3	$7.6	34.1%
Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services	47.5	7.4	15.6%	36.8	6.5	17.7%	23.2	3.8	16.4%
Other	8.5	(0.1)	(1.2)%	5.8	1.2	20.7%	1.9	1.3	68.4%
Total	$96.7	$19.8	20.5%	$74.5	$17.0	22.8%	$47.4	$12.7	26.8%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenue from our clubs increased $8.8 million, or 27.6%, during 2022, as compared to 2021. The increase in revenue in the current period was due to increases in the number of club members and membership revenue. As of December 31, 2022, Watersound Club had 2,604 members, compared with 2,255 members as of December 31, 2021, an increase of 349 members. Our clubs gross margin increased to 30.7% during 2022, compared to 29.2% during 2021.

Revenue from our hotel operations, certain food and beverage operations, short-term vacation rentals and other management services increased $10.7 million, or 29.1%, during 2022, as compared to 2021. The increase was primarily due to an increase in lodging revenue from the Hilton Garden Inn Panama City Airport, which opened in July 2021, Homewood Suites by Hilton Panama City Beach, which opened in March 2022, new WaterColor Inn suites, which opened in June 2022 and The Pearl Hotel, which we acquired in December 2022 and managed prior to acquisition. Gross margin decreased to 15.6% during 2022, as compared to 17.7% during 2021. The decrease in gross margin was due to increased preopening expenses associated with assets that opened in 2022, onboarding of staff for assets scheduled to open in 2023 and an increase in cost of labor and products.

Revenue from other hospitality operations increased $2.7 million, or 46.6%, during 2022, as compared to 2021. The increase in other hospitality revenue was primarily related to revenue from two new standalone restaurants, which opened in December 2021 and August 2022, a new retail store, which opened in March 2022, Point South Marina Bay Point, which fully reopened in the third quarter of 2022 and Point South Marina Port St. Joe, which reopened in the fourth quarter of 2022. Our other hospitality operations gross margin decreased to a negative gross margin of 1.2% during 2022, compared to gross margin of 20.7% during 2021, due to opening expenses and onboarding of staff for these new assets. Gross margin during 2021 was also impacted by $0.7 million of business interruption insurance proceeds received for the marinas related to Hurricane Michael. We did not have revenue from our marinas during 2021 or 2020 due to the impact of Hurricane Michael.

Leasing revenue includes marina boat slip and dry storage rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $2.4 million in depreciation, depletion and amortization expense during 2022, as compared to 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $1.2 million in interest expense during 2022, as compared to 2021, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Other income, net for 2022 and 2021, includes $2.6 million and $0.9 million, respectively, received from the Pier Park CDD for repayment of subordinated notes, partially offset by $0.6 million of expense for a homeowner’s association special assessment in the current period.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Year Ended December 31,
	2022	2021	2020

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$19.6	$15.8	$14.8
Multi-family leasing revenue	14.2	9.0	3.9
Senior living leasing revenue	4.7	2.0	—
Total leasing revenue	38.5	26.8	18.7
Commercial and rural real estate revenue	13.7	12.0	11.7
Timber revenue	6.7	6.0	6.3
Hospitality revenue	0.5	0.7	0.4
Total revenue	59.4	45.5	37.1
Expenses:
Cost of leasing revenue	16.4	11.4	5.9
Cost of commercial and rural real estate revenue	4.0	2.5	5.5
Cost of timber revenue	0.8	0.7	0.8
Cost of hospitality revenue	0.6	0.8	0.6
Other operating expenses	4.2	3.9	3.7
Depreciation, depletion and amortization	13.0	10.7	7.1
Total expenses	39.0	30.0	23.6
Operating income	20.4	15.5	13.5
Other (expense) income:
Interest expense	(7.3)	(5.9)	(3.8)
Gain on contributions to unconsolidated joint ventures	1.8	3.1	3.9
Equity in income (loss) from unconsolidated joint ventures	22.1	1.0	(0.1)
Other (expense) income, net	(0.7)	3.7	0.1
Total other income, net	15.9	1.9	0.1
Income before income taxes	$36.3	$17.4	$13.6

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
		Gross			Gross			Gross
		Profit	Gross		Profit	Gross		Profit	Gross
	Revenue	(Deficit)	Margin	Revenue	(Deficit)	Margin	Revenue	(Deficit)	Margin

	In millions
Leasing
Commercial leasing	$19.6	$12.7	64.8%	$15.8	$10.8	68.4%	$14.8	$10.3	69.6%
Multi-family leasing	14.2	8.8	62.0%	9.0	5.6	62.2%	3.9	3.0	76.9%
Senior living leasing	4.7	0.6	12.8%	2.0	(1.0)	(50.0)%	—	(0.5)	—%
Total leasing	38.5	22.1	57.4%	26.8	15.4	57.5%	18.7	12.8	68.4%
Commercial and rural real estate	13.7	9.7	70.8%	12.0	9.5	79.2%	11.7	6.2	53.0%
Timber	6.7	5.9	88.1%	6.0	5.3	88.3%	6.3	5.5	87.3%
Hospitality	0.5	(0.1)	(20.0)%	0.7	(0.1)	(14.3)%	0.4	(0.2)	(50.0)%
Total	$59.4	$37.6	63.3%	$45.5	$30.1	66.2%	$37.1	$24.3	65.5%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $11.7 million, or 43.7% during 2022, as compared to 2021. The increase was primarily due to new multi-family and senior living leases as well as other new leases. Total leasing gross margin during 2022 was 57.4%, as compared to 57.5% during 2021. As of December 31, 2022, we had net rentable square feet of approximately 1,034,000, of which approximately 987,000 square feet were under lease. As of December 31, 2021, we had net rentable square feet of approximately 985,000, of which approximately 857,000 square feet were under lease. As of December 31, 2022, our consolidated entities had 864 multi-family and senior living units completed, of which 767 were leased, compared to 715 multi-family and senior living units completed, of which 632 were leased as of December 31, 2021.

Commercial and rural real estate revenue related to sales for the three years ended December 31, 2022 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2022	29	283	$44,876	$12.7	$9.3
2021	22	577	$20,797	$12.0	$9.5
2020	23	473	$24,736	$11.7	$6.2

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2022, we had twenty-nine commercial and rural real estate sales of approximately 283 acres for $12.7 million and land improvement services of $1.0 million, together resulting in a gross margin of approximately 70.8%. During 2021, we had twenty-two commercial and rural real estate sales totaling approximately 577 acres for $12.0 million, resulting in a gross profit margin of approximately 79.2%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use. This may result in certain assets moving from the commercial segment to the hospitality segment.

Timber revenue increased by $0.7 million, or 11.7%, to $6.7 million during 2022, as compared to $6.0 million in 2021. The increase was primarily due to an increase in prices and the sales mix of different wood products, partially offset by a decrease in sales of fill dirt and other products in the current period. There were 275,000 tons of wood products sold during 2022, as compared to 273,000 tons of wood products sold during 2021. The average price of wood products sold increased to $22.71 per ton during 2022, as compared to $19.57 per ton during 2021. Timber gross margin was 88.1% during 2022, as compared to 88.3% during 2021.

The total tons sold and relative percentages of total tons sold by major type of wood product are as follows:

	Year Ended December 31,
	2022		2021		2020
Pine pulpwood	137,000	49.8%	162,000	59.4%	208,000	64.6%
Pine sawtimber	130,000	47.3%	100,000	36.6%	75,000	23.3%
Pine grade logs	5,000	1.8%	9,000	3.3%	26,000	8.1%
Other	3,000	1.1%	2,000	0.7%	13,000	4.0%
Total	275,000	100.0%	273,000	100.0%	322,000	100.0%

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $2.3 million in depreciation, amortization and depletion expense during 2022, as compared to 2021, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $1.4 million in interest expense during 2022, as compared to 2021, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Gain on contributions to unconsolidated joint ventures for 2022, includes a gain of $1.4 million on land and impact fees contributed to our unconsolidated Pier Park RI JV and a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. Gain on contributions to unconsolidated joint ventures for 2021, includes a gain of $3.1 million on land contributed to our unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in income (loss) during 2022 included $21.7 million related to our proportionate share of the gain on sale. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other income, net during 2021, includes $3.6 million received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. See Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $78.3 million, compared to $159.1 million as of December 31, 2021. In addition to cash and cash equivalents, we consider our investments classified as Securities, as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments included in Item 15 of this Form 10-K for additional information regarding our investments.

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

During 2022, we invested a total of $356.7 million in capital expenditures, which includes $92.2 million for our residential segment, $93.0 million for our commercial segment, $171.1 million for our hospitality segment and $0.4 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, new and existing financing arrangements, cash on hand and cash equivalents. As of December 31, 2022, we had a total of $118.1 million primarily in construction and development related contractual obligations, of which a portion will be funded through committed or new financing arrangements. Capital expenditures and contractual obligations exclude amounts related to unconsolidated joint ventures. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

As of December 31, 2022 and 2021, we had various loans outstanding totaling $391.4 million and $227.5 million, respectively, with maturities from May 2023 through March 2064. As of December 31, 2022, the weighted average effective interest rate of total outstanding debt was 5.1%, of which 60.4% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 13.8 years. As of December 31, 2022, the weighted average rate on our variable rate loans was 6.7%. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information regarding London Interbank Offered Rate (“LIBOR”) related risks. Also, see Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Our indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases, accounts and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan.

In 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2022 and 2021, $42.6 million and $43.6 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings or upon breach of covenants in the security instrument. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”) (the “PPC JV Loan”). As of December 31, 2022 and 2021, $35.2 million and $35.7 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 10% for any additional principal that is prepaid through August 31, 2031. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan (the “Watersound Origins Crossings JV Loan”). In January 2022, the Watersound Origins Crossings JV entered into a modification that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to the Secured Overnight Financing Rate (“SOFR”) plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. As of December 31, 2022 and 2021, $44.0 million and $37.9 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, our liability has been reduced to 25% of the outstanding principal amount, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. We are the sole guarantor and receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. In January 2023, we began the process to refinance the Watersound Origins Crossings JV Loan with a loan commitment to be insured by HUD.

In 2019, the Watercrest JV entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2022 and 2021, $21.0 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of LIBOR plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the consolidated statements of income for the year ended December 31, 2022. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us (the “Beckrich Building III Loan”). As of December 31, 2022 and 2021, $5.0 million and $5.2 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of LIBOR plus 1.7% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan (the “PPC II JV Loan”). As of December 31, 2022 and 2021, $22.6 million and $17.4 million, respectively, was outstanding on the PPC II JV Loan. In April 2022, the Pier Park Crossings Phase II JV refinanced the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the refinance, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through May 31, 2032. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During 2022, we incurred $0.2 million of additional loan cost, related to the refinance. As a result of the refinance, the year ended December 31, 2022 includes a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In March 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us (the “Airport Hotel Loan”). As of both December 31, 2022 and 2021, $14.6 million was outstanding on the Airport Hotel Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 3.0%, and matures in March 2025. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2022 and 2021, $45.2 million and $14.7 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of LIBOR plus 2.2% during construction and LIBOR plus 2.0% upon hotel opening. In December 2022, the Pier Park Resort Hotel Loan was amended, effective February 10, 2023, to bear interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us (the “Breakfast Point Hotel Loan”). As of December 31, 2022 and 2021, $16.4 million and $11.8 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042. In November 2022, the Breakfast Point Hotel loan was amended to fix the interest rate to 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The amendment also includes a prepayment premium due to the lender of 1% - 3% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In November 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan, which is guaranteed by us (the “Self-Storage Facility Loan”). As of both December 31, 2022 and 2021, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of LIBOR plus 2.4%, with a floor of 2.9%. The loan is secured by the real property and certain other Security Interests. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan (the “Lodge 30A JV Loan”). As of December 31, 2022 and 2021, $13.3 million and $7.5 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan, which is guaranteed by us (the “North Bay Landing Loan”). As of December 31, 2022 and 2021, $18.2 million and $1.3 million, respectively, was outstanding on the North Bay Landing Loan. The loan bears interest at a rate of LIBOR plus 2.5%, with a floor of 3.2%. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of LIBOR plus 2.3%, with a floor of 3.0%. The loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us (the “Watersound Camp Creek Loan”). As of December 31, 2022 and 2021, $13.1 million and $3.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan bears interest at a rate of LIBOR plus 2.1%, with a floor of 2.6%, and matures in December 2047. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us (the “Watersound Town Center Grocery Loan”). As of December 31, 2022 and 2021, $11.4 million and $0.6 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at LIBOR plus 2.0%, with a floor of 2.2%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us (the “Hotel Indigo Loan”). As of December 31, 2022, $10.4 million was outstanding on the Hotel Indigo Loan. As of December 31, 2021, there was no principal balance outstanding on the Hotel Indigo Loan. In June 2022, the Hotel Indigo Loan was amended to revise the interest rate to SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD (the “Mexico Beach Crossings JV Loan”). As of December 31, 2022, $23.4 million was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan may not be prepaid prior to April 1, 2024 and if any additional principal is prepaid from April 1, 2024 through March 31, 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In July 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us (the “Topsail Hotel Loan”). As of December 31, 2022, $5.2 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In December 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us (“The Pearl Hotel Loan”). As of December 31, 2022, $37.0 million was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 5% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $4.1 million as of December 31, 2022. Total outstanding CDD debt related to our land holdings was $12.8 million as of December 31, 2022, which is comprised of $10.7 million at the SouthWood community, $2.0 million at the existing Pier Park retail center and $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of December 31, 2022, our unconsolidated Watersound Fountains Independent Living JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

In June 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower (the “Latitude JV Note”). As of December 31, 2022, there was no principal balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 8. Other Assets included in Item 15 of this Form 10-K for additional information.

During the year ended December 31, 2022, we repurchased 576,963 shares of our common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. During the year ended December 31, 2021, we did not repurchase shares of our common stock outstanding. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding the Stock Repurchase Program and treasury stock retirement during 2022.

As part of timberland sales in 2008, we have recorded a retained interest with respect to notes contributed to bankruptcy-remote qualified special purpose entities of $8.2 million for the installment notes monetized through December 31, 2022. This balance represents the present value of future cash flows to be received over the life of the installment notes, using management’s best estimates of underlying assumptions, including credit risk and interest rates as of the date of the monetization, plus the accretion of investment income based on an effective yield, which is recognized over the term of the notes, less actual cash receipts. See Note 8. Other Assets included in Item 15 of this Form 10-K for additional information.

As part of certain sales of timberlands in 2008 and 2014, we generated significant tax gains. The installment note’s structure allowed us to defer the resulting federal tax liability of $20.4 million until 2023 - 2024 and $37.8 million until 2029, respectively, the maturity dates for the installment notes. We have a deferred tax liability related to the gains in connection with these sales.

As of December 31, 2022 and 2021, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $38.1 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $17.3 million and $12.9 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. generally accepted accounting principles (“GAAP”) and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $8.0 million and $9.3 million as of December 31, 2022 and 2021, respectively, these escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2022	2021	2020

	In millions
Net cash provided by operating activities	$48.2	$111.8	$37.3
Net cash used in investing activities	(189.8)	(196.1)	(175.3)
Net cash provided by financing activities	112.5	48.6	59.4
Net decrease in cash, cash equivalents and restricted cash	(29.1)	(35.7)	(78.6)
Cash, cash equivalents and restricted cash at beginning of the year	74.4	110.1	188.7
Cash, cash equivalents and restricted cash at end of the year	$45.3	$74.4	$110.1

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including residential real estate development and related amenities, sales of timberlands or undeveloped and developed land and land developed by the commercial segment. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in (income) loss from unconsolidated joint ventures, net of distributions, deferred income tax expense, cost of real estate sold and gain on contributions to unconsolidated joint ventures. Net cash provided by operations was $48.2 million in 2022, as compared to $111.8 million in 2021. During 2022 net income was $70.2 million, compared to $73.7 million in 2021. The decrease in net cash provided by operating activities was primarily due to expenditures for and acquisition of real estate to be sold, cost of real estate sold, equity in (income) loss from unconsolidated joint ventures, net of distributions, gain on insurance for damage to property and equipment, net and the changes in deferred income tax expense and deferred revenue, partially offset by the changes in other assets during the year.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments, capital contributions to unconsolidated joint ventures and payments for interest in unconsolidated joint venture, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by special purpose entities. During 2022, net cash used in investing activities was $189.8 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $97.1 million and capital contributions to unconsolidated joint ventures of $2.5 million, partially offset by proceeds from insurance claims of $9.8 million, maturities of investments of $92.0 million, sales of investments of $54.3 million, capital distributions from unconsolidated joint ventures of $12.0 million and maturities of assets held by special purpose entities of $0.8 million. During 2021, net cash used in investing activities was $196.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $157.9 million, capital contributions to unconsolidated joint ventures of $9.4 million and payments for interest in unconsolidated joint venture of $0.5 million, partially offset by proceeds from insurance claims of $4.9 million, maturities of investments of $117.0 million, sales of investments of $1.5 million, capital distributions from unconsolidated joint ventures of $1.0 million and maturities of assets held by special purpose entities of $0.8 million.

Capital expenditures for operating property and property and equipment were $259.1 million and $153.5 million during 2022 and 2021, respectively, which were primarily for our commercial and hospitality segments, including the acquisition of The Pearl Hotel in 2022. See Note 3. Investment in Real Estate, Net included in Item 15 of this Form 10-K for additional information regarding the acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities was $112.5 million for 2022, compared to $48.6 million in 2021. Net cash provided by financing activities during 2022 included capital contributions from non-controlling interest of $3.8 million and borrowings on debt of $184.5 million, partially offset by capital distributions to non-controlling interest of $2.4 million, additional ownership interest acquired in Pier Park North JV of $7.7 million, repurchase of common shares of $20.0 million, dividends paid of $23.5 million, principal payments for debt of $20.2 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.9 million. Net cash provided by financing activities during 2021 included capital contribution from non-controlling interest of $3.2 million and borrowings on debt of $69.3 million, partially offset by capital distribution to non-controlling interest of $1.3 million, dividends paid of $18.8 million, principal payments on debt of $2.3 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.4 million.

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

Investment in Real Estate, Net and Cost of Real Estate Revenue. Costs associated with a specific real estate project are capitalized during the development period. These development costs include land and common development costs (such as roads, structures, utilities and amenities). We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, interest (up to total interest expense) and real estate taxes, may also be capitalized.

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

Long-Lived Assets. Long-lived assets include our investments in land holdings, operating and development properties, investment in unconsolidated JV’s and property and equipment. Our investments in land holdings, operating and development properties and property and equipment are carried at cost, net of depreciation and timber depletion. We review our long-lived assets for impairment quarterly to determine whether events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As part of our review for impairment of long-lived assets, we review the long-lived asset’s carrying value, current period actual financial results as compared to prior period and forecasted results contained in our business plan and any other events or changes in circumstances to identify whether an indicator of potential impairment may exist. Some of the events or changes in circumstances that are considered as indicators of potential impairment include:

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

As of December 31, 2022 and 2021, we had a state NOL of $121.1 million and $229.3 million, respectively. As of December 31, 2022 and 2021, we had $3.4 million and $3.1 million of federal NOLs. The federal NOLs are applicable to a specific QOF entity and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2031. As of both December 31, 2022 and 2021, we had a valuation allowance of $0.3 million against certain state NOLs. As of December 31, 2022 and 2021, we had income tax payable of $3.5 million and $0.7 million, respectively, included within other liabilities on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements which would have a material effect on our financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) that extends the temporary reference rate reform guidance under Topic 848 from December 31, 2022 to December 31, 2024. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2024, as reference rate activities occur. In 2022, some of our debt agreements that referenced LIBOR were amended to an alternative rate, ASU 2020-04 was applied at the time of these modifications and there was no impact on our financial condition, results of operations and cash flows. There is no current additional impact to us from this guidance and we will consider the impact on our financial condition, results of operations and cash flows if there are additional modifications to existing agreements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.1 million in the market value of these investments as of December 31, 2022. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of December 31, 2022, all of our total Securities were rated AA or better.

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

The amount of interest expense on some of our project financing is based on LIBOR and SOFR. Based on the outstanding balance of these loans as of December 31, 2022, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $2.0 million.

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
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2022. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 22, 2023, expressed an unqualified opinion on those financial statements.

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

February 22, 2023

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed on or before May 1, 2023.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed on or before May 1, 2023 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed on or before May 1, 2023 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2022 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed on or before May 1, 2023 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed on or before May 1, 2023 and is incorporated by reference in this Part III.

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

(3)	Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed or incorporated by reference as part of this Form 10-K.

Index to Exhibits

Exhibit Number	Description

3.1	Restated and Amended Articles of Incorporation of the registrant, (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

3.2	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2022).

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

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.2†	Form of Director Restricted Stock Award (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.3†	Form of Restricted Stock Award (Executive Officers) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.4†	Form of Restricted Stock Award (CEO) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.5

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

10.6†	2015 Performance and Equity Incentive Plan (incorporated by reference to Exhibit 10.22a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Description
10.7

Investment Management Agreement dated August 23, 2019, by and between The St. Joe Company and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.8

First Amendment to Investment Management Agreement dated February 23, 2021, by and between The St. Joe Company and Fairholme Capital Management, L.L.C. (incorporated by reference to Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020).

10.9†

Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.10	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

10.11

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

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 22, 2023	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 22, 2023
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 22, 2023
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 22, 2023
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 22, 2023
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 22, 2023
Howard S. Frank

/s/ Thomas P. Murphy, Jr.	Director	February 22, 2023
Thomas P. Murphy, Jr.

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2023, expressed an unqualified opinion.

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

Tampa, Florida

February 22, 2023

F 2

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$996,261	$690,113
Investment in unconsolidated joint ventures	50,025	52,027
Cash and cash equivalents	37,747	70,162
Investments - debt securities	40,576	88,956
Other assets	61,729	70,235
Property and equipment, net	39,638	31,145
Investments held by special purpose entities	204,863	205,513
Total assets	$1,430,839	$1,208,151
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$385,860	$223,034
Other liabilities	94,371	67,985
Deferred revenue	38,936	36,207
Deferred tax liabilities, net	82,706	77,259
Senior Notes held by special purpose entity	177,857	177,566
Total liabilities	779,730	582,051

Commitments and contingencies (Note 20)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,335,541 and 58,882,549 issued and outstanding at December 31, 2022 and December 31, 2021	270,028	296,873
Retained earnings	358,344	310,925
Accumulated other comprehensive income (loss)	2,430	(389)
Total stockholders’ equity	630,802	607,409
Non-controlling interest	20,307	18,691
Total equity	651,109	626,100
Total liabilities and equity	$1,430,839	$1,208,151

See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated JVs, which as of December 31, 2022 and 2021, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Watersound Closings & Escrow, LLC (the “Watersound Closings JV”), Pier Park Crossings Phase II JV, Pier Park Resort Hotel JV, The Lodge 30A JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of December 31, 2022, consolidated balances attributable to the Company’s consolidated joint ventures also include the Mexico Beach Crossings JV. See Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	December 31,	December 31,
	2022	2021
ASSETS
Investment in real estate, net	$272,395	$206,565
Cash and cash equivalents	7,353	10,564
Other assets	16,804	8,873
Property and equipment, net	7,219	8,519
Investments held by special purpose entities	204,863	205,513
Total assets	$508,634	$440,034
LIABILITIES
Debt, net	$243,447	$173,531
Other liabilities	18,834	17,602
Deferred revenue	234	234
Senior Notes held by special purpose entity	177,857	177,566
Total liabilities	$440,372	$368,933

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Real estate revenue	$109,159	$158,629	$87,627
Hospitality revenue	97,260	75,265	47,778
Leasing revenue	39,196	27,081	18,819
Timber revenue	6,706	6,021	6,331
Total revenue	252,321	266,996	160,555
Expenses:
Cost of real estate revenue	50,009	60,703	35,794
Cost of hospitality revenue	77,518	58,314	35,239
Cost of leasing revenue	17,589	11,620	5,934
Cost of timber revenue	782	677	809
Corporate and other operating expenses	22,068	23,023	22,906
Depreciation, depletion and amortization	22,888	18,202	12,788
Total expenses	190,854	172,539	113,470
Operating income	61,467	94,457	47,085
Other income (expense):
Investment income, net	9,862	7,254	4,983
Interest expense	(18,383)	(15,854)	(13,564)
Gain on contributions to unconsolidated joint ventures	2,738	3,558	19,983
Equity in income (loss) from unconsolidated joint ventures	25,986	(865)	(666)
Other income, net	12,947	10,181	1,329
Total other income, net	33,150	4,274	12,065
Income before income taxes	94,617	98,731	59,150
Income tax expense	(24,389)	(24,982)	(13,670)
Net income	70,228	73,749	45,480
Net loss (income) attributable to non-controlling interest	699	804	(277)
Net income attributable to the Company	$70,927	$74,553	$45,203

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$1.21	$1.27	$0.77
Diluted	$1.21	$1.27	$0.77

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,720,050	58,882,549	59,009,865
Diluted	58,721,338	58,882,549	59,009,865

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income:	$70,228	$73,749	$45,480
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale investments	(235)	(16)	130
Net unrealized gain on restricted investments	—	—	8
Interest rate swaps	4,633	848	(836)
Interest rate swap - unconsolidated joint venture	621	213	(821)
Reclassification of net realized loss (gain) included in earnings	140	405	(4)
Total before income taxes	5,159	1,450	(1,523)
Income tax (expense) benefit	(957)	(367)	386
Total other comprehensive income (loss), net of tax	4,202	1,083	(1,137)
Total comprehensive income, net of tax	74,430	74,832	44,343
Total comprehensive (income) loss attributable to non-controlling interest	(684)	804	(277)
Total comprehensive income attributable to the Company	$73,746	$75,636	$44,066

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2019	59,414,583	$305,631	$214,225	$(335)	$—	$10,149	$529,670
Capital contributions from non-controlling interest	—	—	—	—	—	7,748	7,748
Capital distributions to non-controlling interest	—	—	—	—	—	(621)	(621)
Stock based compensation expense	—	45	—	—	—	—	45
Repurchase of common shares	(532,034)	—	—	—	(8,803)	—	(8,803)
Retirement of treasury stock	—	(8,803)	—	—	8,803	—	—
Dividends ($0.07 per share)	—	—	(4,122)	—	—	—	(4,122)
Adoption of ASU 2016-13 Financial Instruments - Credit Losses, net of tax	—	—	(90)	—	—	—	(90)
Other comprehensive loss, net of tax	—	—	—	(1,137)	—	—	(1,137)
Net income	—	—	45,203	—	—	277	45,480
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contributions from non-controlling interest	—	—	—	—	—	3,189	3,189
Capital distributions to non-controlling interest	—	—	—	—	—	(1,247)	(1,247)
Dividends ($0.32 per share)	—	—	(18,844)	—	—	—	(18,844)
Other comprehensive income, net of tax	—	—	—	1,083	—	—	1,083
Net income	—	—	74,553	—	—	(804)	73,749
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Additional ownership interest acquired in Pier Park North JV	—	(7,237)	—	—	—	(458)	(7,695)
Capital contributions from non-controlling interest	—	—	—	—	—	3,823	3,823
Capital distributions to non-controlling interest	—	—	—	—	—	(2,433)	(2,433)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	364	—	—	—	—	364
Repurchase of common shares	(576,963)	—	—	—	(19,972)	—	(19,972)
Retirement of treasury stock	—	(19,972)	—	—	19,972	—	—
Dividends ($0.40 per share)	—	—	(23,508)	—	—	—	(23,508)
Other comprehensive income, net of tax	—	—	—	2,819	—	1,383	4,202
Net income	—	—	70,927	—	—	(699)	70,228
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$—	$20,307	$651,109

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$70,228	$73,749	$45,480
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,888	18,202	12,788
Stock based compensation	364	—	45
(Gain) loss on sale of investments	—	(17)	48
Unrealized loss on investments, net	26	1,872	4,688
Equity in (income) loss from unconsolidated joint ventures, net of distributions	(2,758)	1,298	666
Deferred income tax expense	4,490	15,977	8,524
Cost of real estate sold	46,384	55,933	33,366
Expenditures for and acquisition of real estate to be sold	(97,535)	(47,318)	(40,469)
Accretion income and other	(1,274)	(810)	(919)
Loss on disposal of property and equipment	181	270	146
Gain on contributions to unconsolidated joint ventures	(2,738)	(3,558)	(19,983)
Gain on insurance for damage to property and equipment, net	(9,835)	(4,853)	(690)
Loss on extinguishment of debt	130	—	—
Changes in operating assets and liabilities:
Other assets	15,317	(6,372)	(10,148)
Deferred revenue	2,684	8,568	841
Other liabilities	(331)	(1,144)	2,948
Net cash provided by operating activities	48,221	111,797	37,331
Cash flows from investing activities:
Expenditures for operating property	(251,809)	(149,199)	(116,085)
Expenditures for property and equipment	(7,348)	(4,302)	(5,689)
Proceeds from the disposition of assets	49	34	8
Proceeds from insurance claims	9,835	4,853	690
Purchases of investments - debt securities	(97,133)	(157,928)	(58,912)
Purchases of restricted investments	—	—	(24)
Maturities of investments - debt securities	92,000	117,000	11,000
Sales of investments - debt securities	53,901	36	—
Sales of investments - equity securities	424	325	2,502
Sales of restricted investments	—	1,173	1,225
Capital contributions to unconsolidated joint ventures	(2,505)	(9,389)	(10,815)
Capital distributions from unconsolidated joint ventures	12,025	1,020	—
Payments for interest in unconsolidated joint venture	—	(495)	—
Maturities of assets held by special purpose entities	785	787	787
Net cash used in investing activities	(189,776)	(196,085)	(175,313)
Cash flows from financing activities:
Capital contributions from non-controlling interest	3,823	3,189	7,748
Capital distributions to non-controlling interest	(2,433)	(1,247)	(621)
Additional ownership interest acquired in Pier Park North JV	(7,695)	—	—
Repurchase of common shares	(19,972)	—	(8,803)
Dividends paid	(23,497)	(18,844)	(4,122)
Borrowings on debt	184,476	69,300	69,008
Principal payments for debt	(20,228)	(2,327)	(1,940)
Principal payments for finance leases	(121)	(104)	(55)
Debt issuance costs	(1,895)	(1,398)	(1,791)
Net cash provided by financing activities	112,458	48,569	59,424
Net decrease in cash, cash equivalents and restricted cash	(29,097)	(35,719)	(78,558)
Cash, cash equivalents and restricted cash at beginning of the year	74,400	110,119	188,677
Cash, cash equivalents and restricted cash at end of the year	$45,303	$74,400	$110,119

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2022	2021	2020
Cash and cash equivalents	$37,747	$70,162	$106,794
Restricted cash included in other assets	7,556	4,238	3,325
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$45,303	$74,400	$110,119

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects.

	Year Ended December 31,
	2022	2021	2020
Cash paid during the period for:
Interest, net of amounts capitalized	$17,152	$13,621	$12,801
Income taxes	$17,111	$11,070	$—

Non-cash investing and financing activities:
Non-cash capital contribution from non-controlling interest	$—	$—	$2,359
Non-cash contributions to unconsolidated joint ventures	$(4,044)	$(6,136)	$(23,737)
Decrease in Community Development District debt, net	$(311)	$(900)	$(157)
Transfers of operating property to property and equipment	$9,594	$12,012	$—
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$13,205	$19,223	$7,939
Unrealized gain on cash flow hedges	$5,243	$1,481	$(821)

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

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 19. Segment Information.

References to the number of acres, hotel rooms and suites, multi-family units, senior living units and homesites and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income.

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

Investment in Real Estate, Net

The Company capitalizes costs directly associated with development and construction of identified real estate projects. These costs include land and common development costs (such as roads, structures, utilities and amenities). The Company also capitalizes indirect costs that relate to specific projects under development or construction. These

F 10

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

Investment in real estate, net is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable. If the Company determines that an impairment exists due to the inability to recover an asset’s carrying value, an impairment charge is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value less costs to sell.

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

F 11

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

F 12

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

Investments

Investments – debt securities consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and losses on investments, net of tax, are recorded in other comprehensive income (loss). Realized gains and losses on investments are determined using the specific identification method. The amortized cost of debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion is included in investment income, net.

F 13

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

Derivatives and Hedging

The Company has entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with variable rate debt. For cash flow hedges that are effective, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same period during which the hedged transaction affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company accounts for the changes in fair value of derivatives that do not qualify for hedge accounting treatment directly in earnings.

Receivables

The Company’s receivables primarily include receivables related to certain homesite sales, homebuilder notes, a revolving promissory note with an unconsolidated JV, leasing receivables, membership initiation fees, hospitality receivables and other receivables. At each reporting period, receivables in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible and recoveries on receivables previously charged-off are credited to the allowance. The Company does not measure an allowance for credit losses for accrued interest receivables and will write off uncollectible balances in a timely manner, which is within 90 days from when it is determined uncollectible.

F 14

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

Deferred Revenue

Deferred revenue consists of amounts received related to incomplete performance obligations. Deferred revenue primarily includes club initiation fees, which are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. Deferred revenue also includes land sales that are recognized as revenue once the Company has transferred control to the customer and all revenue recognition criteria are met.

Advertising Costs

Advertising costs are expensed as services are incurred. Advertising costs of $2.4 million, $2.0 million and $1.6 million for the years ended December 31, 2022, 2021 and 2020, respectively, are included within cost of revenue and corporate and other operating expenses in the consolidated statements of income.

Income Taxes

The Company’s provision for income taxes includes the current tax owed on the current period earnings, as well as deferred income taxes, which reflects the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

For tax positions taken or expected to take in the tax returns, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive income (loss) with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

All of the Company’s real estate assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

F 15

Throughout 2022, the Company continued to generate positive financial results. While macroeconomic factors such as inflation, rising interest rates, supply chain disruptions, geopolitical conflicts and the continuing recovery from the COVID-19 pandemic, among other things, have created economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily the result of the continued growth of Northwest Florida, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across the Company’s segments, the Company also continues to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended homesite and home deliveries in certain residential communities, and inflation and rising interests rates, which have increased operating costs and loan rates, as compared to prior periods. However, despite homesite and home delivery delays, the Company generally has not seen a material increase in cancellation rates, and therefore the impact relates primarily to the timing of revenue recognition. In addition, while rising interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, homebuilders have performed on their contractual obligations with the Company.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may also impact revenue and margins period over period.

Further discussion of the potential impacts on our business from the current macroeconomic environment are discussed in Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables, investments held by special purpose entity or entities (“SPE”) and investments in retained interests. The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2022 these balances exceed the amount of FDIC insurance provided on such deposits by $15.2 million. In addition, as of December 31, 2022, the Company had $19.2 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents and $40.6 million invested in U.S. Treasury Bills classified as investments – debt securities.

Earnings Per Share

Basic earnings per share are calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share are calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the year ended December 31, 2022, the Company had 29,955 unvested shares of restricted stock. For the year ended December 31, 2022, 29,955 potentially dilutive common shares were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. For the years ended December 31, 2021 and 2020, there were no outstanding common stock equivalents or potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

F 16

The computation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2022	2021	2020

Income
Net income attributable to the Company	$70,927	$74,553	$45,203

Shares
Weighted average shares outstanding - basic	58,720,050	58,882,549	59,009,865
Incremental shares from restricted stock	1,288	—	—
Weighted average shares outstanding - diluted	58,721,338	58,882,549	59,009,865

Net income per share attributable to the Company
Basic income per share	$1.21	$1.27	$0.77
Diluted income per share	$1.21	$1.27	$0.77

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations, and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the Company satisfies a performance obligation. Lease related revenue is excluded from Topic 606. The following summary details the Company’s revenue and the related timing of revenue recognition.

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

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of completed homes (iii) the sale of parcels of entitled or undeveloped land or homesites; (iv) a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (v) the sale of tap and impact fee credits; (vi) marketing fees; (vii) title insurance business revenue and (viii) other fees on certain transactions.

Title insurance business revenue is recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Estimated homesite residuals and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in material circumstances from the estimated amounts will be updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the years ended December 31, 2022, 2021 and 2020, real estate

F 17

revenue includes $5.8 million, $4.8 million and $1.9 million, respectively, of estimated homesite residuals and $1.9 million, $2.4 million and $1.9 million, respectively, of estimated fees related to homebuilder homesite sales.

Hospitality Revenue

The Company’s hospitality operations generate revenue from membership sales, membership reservations, golf courses, lodging, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees.

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

Hotel Operations, Certain Food and Beverage Operations, Short-Term Vacation Rentals and Other Management Services – Hotel operations, certain food and beverage operations, short-term vacation rentals and other management services generate revenue from (i) lodging at the Company’s hotels, (ii) operation of the WaterColor Beach Club, (iii) management of The Pearl Hotel (prior to December 2022), (iv) short-term vacation rentals, (v) food and beverage operations and (vi) merchandise sales. Lodging at the Company’s hotels and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Revenue generated from the Company’s management services is recognized over time as time elapses and the Company’s performance obligations are met. The short-term vacation rentals owned by the Company generate revenue from rental fees, which are recognized at the point of sale. The Company’s food and beverage operations and retail outlets generate revenue from food and beverage sales and merchandise sales, which are recognized at the point of sale.

Other Hospitality Operations – Other hospitality operations include retail stores, marinas, two standalone restaurants and other entertainment assets. Other hospitality operations generate revenue from merchandise sales, fuel sales, other service fees and food and beverage sales, which are recognized at the point of sale.

Leasing Revenue

Leasing revenue is excluded from Topic 606 and consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property; rural land and other assets; as well as boat slip rentals and boat storage fees at the marinas, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate non-lease components from lease components and, instead, accounts for each separate lease component and the non-lease components associated with that lease as a single component if the non-lease components otherwise would be accounted for under Topic 606. Non-lease components primarily include common area maintenance and senior living services provided related to the Watercrest JV. Leasing revenue includes properties located in the Company’s Beckrich Office Park, Watersound Town Center, consolidated Pier Park North JV, Pier Park Crossings JV, Pier Park Crossings Phase II JV, Watersound Origins Crossings JV and Watercrest JV, as well as the Company’s industrial parks and other properties. See Note 7. Leases for additional information related to leases.

F 18

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

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$92,804	$—	$13,678	$2,677	$109,159
Hospitality revenue	—	96,731	529	—	97,260
Leasing revenue	82	505	38,466	143	39,196
Timber revenue	—	—	6,706	—	6,706
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

Timing of Revenue Recognition:
Recognized at a point in time	$92,804	$68,653	$20,913	$2,677	$185,047
Recognized over time	—	28,078	—	—	28,078
Over lease term	82	505	38,466	143	39,196
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

	Year Ended December 31, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$144,664	$—	$12,002	$1,963	$158,629
Hospitality revenue	—	74,538	727	—	75,265
Leasing revenue	190	53	26,807	31	27,081
Timber revenue	—	—	6,021	—	6,021
Total revenue	$144,854	$74,591	$45,557	$1,994	$266,996

Timing of Revenue Recognition:
Recognized at a point in time	$144,664	$55,181	$18,750	$1,963	$220,558
Recognized over time	—	19,357	—	—	19,357
Over lease term	190	53	26,807	31	27,081
Total revenue	$144,854	$74,591	$45,557	$1,994	$266,996

F 19

	Year Ended December 31, 2020
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$74,137	$—	$11,689	$1,801	$87,627
Hospitality revenue	—	47,366	412	—	47,778
Leasing revenue	166	8	18,645	—	18,819
Timber revenue	—	—	6,331	—	6,331
Total revenue	$74,303	$47,374	$37,077	$1,801	$160,555

Timing of Revenue Recognition:
Recognized at a point in time	$74,137	$36,262	$18,432	$1,801	$130,632
Recognized over time	—	11,104	—	—	11,104
Over lease term	166	8	18,645	—	18,819
Total revenue	$74,303	$47,374	$37,077	$1,801	$160,555

Recently Adopted Accounting Pronouncements

There are no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, that provides temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This guidance provides expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarifies the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 that extends the temporary reference rate reform guidance under Topic 848 from December 31, 2022 to December 31, 2024. This new guidance was effective upon issuance and may be applied prospectively through December 31, 2024, as reference rate activities occur. In 2022, some of the Company’s debt agreements that referenced LIBOR were amended to an alternative rate, ASU 2020-04 was applied at the time of these modifications and there was no impact on the Company’s financial condition, results of operations and cash flows. See Note 10. Debt, Net for additional information. There is no current additional impact to the Company from this guidance and the Company will consider the impact on its financial condition, results of operations and cash flows if there are additional modifications to existing agreements.

F 20

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	December 31,	December 31,
	2022	2021
Development property:
Residential	$171,504	$122,404
Hospitality	200,209	137,089
Commercial	131,133	85,931
Other	3,618	3,232
Total development property	506,464	348,656

Operating property:
Residential	7,854	7,854
Hospitality	221,542	124,449
Commercial	356,242	296,193
Other	127	127
Total operating property	585,765	428,623
Less: Accumulated depreciation	95,968	87,166
Total operating property, net	489,797	341,457
Investment in real estate, net	$996,261	$690,113

Investment in real estate, net is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable.

Development property consists of land the Company is developing or intends to develop for sale, lease or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes existing and planned residential homesites and related infrastructure. Hospitality development property consists of land, improvements and construction and development costs primarily related to uncompleted hotels, resorts and club amenities. Commercial development property primarily consists of land and construction and development costs for planned commercial, multi-family and industrial uses. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes the following components:

	December 31,	December 31,
	2022	2021
Land and land improvements	$146,257	$111,698
Buildings and building improvements	425,347	303,335
Timber	14,161	13,590
	585,765	428,623
Less: Accumulated depreciation	95,968	87,166
Total operating property, net	$489,797	$341,457

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental, vacation rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of December 31, 2022 and 2021, operating property, net related to operating leases was $285.1 million and $230.0 million, respectively.

F 21

In December 2022, the Company acquired The Pearl Hotel property for a purchase price of $52.0 million. The Pearl Hotel acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805 Business Combinations. The Company allocated the purchase price based on the relative fair value of each acquired component. Costs related to the acquisition were capitalized and included in the cost basis of the asset. The allocation of the purchase price and costs primarily consisted of $49.3 million for the building and land included within operating property, net and $3.0 million included within property and equipment, net. There were no in-place leases at the acquisition date. See Note 10. Debt, Net for additional information regarding financing related to the asset acquisition.

Depreciation expense related to real estate investments was $13.9 million, $11.7 million and $8.3 million in 2022, 2021 and 2020, respectively. Depletion and amortization expense related to the Company’s timber operations was $0.4 million, $0.3 million and $0.4 million in 2022, 2021 and 2020, respectively.

4. Joint Ventures

The Company enters into JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of voting interest entities where the Company has a majority voting interest or control and VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 8. Other Assets, Note 10. Debt, Net and Note 20. Commitments and Contingencies for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease apartments in Mexico Beach, Florida. The JV parties are working together to develop and construct the 216-unit apartment community. The community is located on land that was contributed to the JV by the Company. As of December 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, Watersound Management, LLC (“Watersound Management JV”), the Company’s unconsolidated JV, will be responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of December 31, 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in July 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The JV parties are working together to develop and construct the 85-room hotel. As of December 31, 2022 and 2021, the Company owned a 52.8% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development and approves all major decisions,

F 22

including annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in April 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The JV parties are working together to develop and construct the 255-room hotel. As of December 31, 2022 and 2021, the Company owned a 70.0% interest in the consolidated JV. The Company’s partner is currently responsible for the construction activities of the JV, but once operational, a wholly-owned subsidiary of the Company will manage the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. Construction of the community was completed in December 2020. As of December 31, 2022 and 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2022 and 2021, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. Construction of the community was completed in the fourth quarter of 2020. As of December 31, 2022 and 2021, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease apartments near the entrance to the Watersound Origins residential community. Construction of the 217-unit apartment community was completed in the fourth quarter of 2021. As of December 31, 2022 and 2021, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

F 23

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2022 and 2021 the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. In November 2022, the Company purchased an additional 30% ownership interest for $7.7 million. As of December 31, 2022 and 2021, the Company owned a 90.0% and 60.0%, respectively, interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV s partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2022 and 2021.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2022	2021
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$33,235	$30,040
Sea Sound JV (a)	411	10,333
Watersound Fountains Independent Living JV	7,258	7,508
Pier Park TPS JV	1,451	1,961
Pier Park RI JV (b)	4,263	—
Busy Bee JV	2,160	1,621
Electric Cart Watersound JV (c)	703	—
Watersound Management JV	544	564
Total investment in unconsolidated joint ventures	$50,025	$52,027

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (d) (e)	$30,001	$7,147
Sea Sound JV (a)	—	35,047
Watersound Fountains Independent Living JV (e)	21,327	66
Pier Park TPS JV (e)	13,822	14,124
Busy Bee JV	6,010	6,317
Electric Cart Watersound JV (e)	923	—
Total outstanding debt of unconsolidated JVs	$72,083	$62,701
(a)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The Company’s proportionate share of the gain on sale of $21.7 million is included within equity in income (loss) from unconsolidated joint ventures on the consolidated statements of income for the year ended December 31, 2022.
(b)	JV was formed in May 2022.
(c)	JV was formed in February 2022.

F 24

(d)	See Note 8. Other Assets for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(e)	See Note 20. Commitments and Contingencies for additional information.

The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of December 31, 2022, was $87.8 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables, contribution requirements and derivative instruments.

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Year Ended December 31,
	2022	2021	2020
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$3,859	$(1,861)	$(524)
Sea Sound JV (b)	21,705	(15)	—
Watersound Fountains Independent Living JV (c)	(250)	—	—
Pier Park TPS JV	33	551	(112)
Busy Bee JV	538	441	(30)
Electric Cart Watersound JV (d)	18	—	—
Watersound Management JV (e)	83	19	—
Total equity in income (loss) from unconsolidated joint ventures	$25,986	$(865)	$(666)
(a)	The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022, includes the Company’s proportionate share of the gain on sale of $21.7 million. As a result of the sale, the Sea Sound JV will no longer have activity from operations.
(c)	JV was formed in April 2021.
(d)	JV was formed in February 2022.
(e)	JV was formed in June 2021.

Summarized balance sheets for unconsolidated JVs are as follows:

	December 31, 2022
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$125,231	(a)	$—	$38,783	$15,106	$9,858	$7,627	$1,875	$—	$198,480
Cash and cash equivalents	10,633		327	190	775	580	1,081	259	98	13,943
Other assets	3,267		363	11	748	340	1,957	234	—	6,920
Total assets	$139,131		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$219,343

LIABILITIES AND EQUITY
Debt, net	$29,530		$—	$20,716	$13,542	$—	$5,970	$843	$—	$70,601
Other liabilities	76,506		5	4,776	186	2,252	376	147	—	84,248
Equity	33,095		685	13,492	2,901	8,526	4,319	1,378	98	64,494
Total liabilities and equity	$139,131		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$219,343
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

F 25

(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. As a result of the sale, the Sea Sound JV will no longer have activity from operations.

	December 31, 2021
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV	Electric Cart Watersound JV (d)	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$54,034	(a)	$53,775	$17,003	$16,561	$—	$8,005	$—	$—	$149,378
Cash and cash equivalents	12,541		760	240	1,913	—	855	—	138	16,447
Other assets	1,761		210	187	433	—	1,044	—	—	3,635
Total assets	$68,336		$54,745	$17,430	$18,907	$—	$9,904	$—	$138	$169,460

LIABILITIES AND EQUITY
Debt, net	$7,147		$34,834	$66	$13,839	$—	$6,256	$—	$—	$62,142
Other liabilities	36,419		2,653	3,408	1,147	—	405	—	—	44,032
Equity	24,770		17,258	13,956	3,921	—	3,243	—	138	63,286
Total liabilities and equity	$68,336		$54,745	$17,430	$18,907	$—	$9,904	$—	$138	$169,460
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and will no longer have activity from operations.
(c)	JV was formed in May 2022.
(d)	JV was formed in February 2022.

Summarized statements of operations for unconsolidated JVs are as follows:

	Year Ended December 31, 2022
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$139,326	$5,182		$—	$5,460	$—	$17,747		$579	$1,196	$169,490
Expenses:
Cost of revenue	118,468	1,883		—	3,199	—	16,954		519	1,030	142,053
Other operating expenses	12,903	32		465	—	—	—		20	—	13,420
Depreciation and amortization	308	1,671		—	1,449	—	459		2	—	3,889
Total expenses	131,679	3,586		465	4,648	—	17,413		541	1,030	159,362
Operating income (loss)	7,647	1,596		(465)	812	—	334		38	166	10,128
Other (expense) income:
Interest expense	(235)	(1,560)		—	(752)	—	(190)		(3)	—	(2,740)
Other income, net	18	36,138	(b)	—	17	—	957	(d)	—	—	37,130
Total other (expense) income	(217)	34,578		—	(735)	—	767		(3)	—	34,390
Net income (loss)	$7,430	$36,174		$(465)	$77	$—	$1,101		$35	$166	$44,518
(a)	The Latitude Margaritaville Watersound JV completed 316 home sale transactions during 2022.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. As a result of the sale, the Sea Sound JV will no longer have activity from operations.
(c)	The project is under construction with no income or loss for the year ended December 31, 2022.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

F 26

	Year Ended December 31, 2021
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total
Total revenue	$18,653	$1,012	$—	$6,474	$—	$16,365		$—	$511	$43,015
Expenses:
Cost of revenue	17,850	439	—	2,971	—	15,064		—	473	36,797
Other operating expenses	3,904	—	—	—	—	—		—	—	3,904
Depreciation and amortization	210	359	—	1,434	—	461		—	—	2,464
Total expenses	21,964	798	—	4,405	—	15,525		—	473	43,165
Operating (loss) income	(3,311)	214	—	2,069	—	840		—	38	(150)
Other (expense) income:
Interest expense	(165)	(239)	—	(735)	—	(192)		—	—	(1,331)
Other income, net	—	—	—	11	—	198	(e)	—	—	209
Total other (expense) income	(165)	(239)	—	(724)	—	6		—	—	(1,122)
Net (loss) income	$(3,476)	$(25)	$—	$1,345	$—	$846		$—	$38	$(1,272)
(a)	The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021 and completed 47 home sale transactions during 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and will no longer have activity from operations.
(c)	The project was under construction with no income or loss for the year ended December 31, 2021.
(d)	JV was formed in May 2022.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	JV was formed in February 2022.

	Year Ended December 31, 2020
	Latitude Margaritaville Watersound JV	Sea Sound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV	Electric Cart Watersound JV (d)	Watersound Management JV (e)	Total
Total revenue	$—	$—	$—	$2,338	$—	$5,892	$—	$—	$8,230
Expenses:
Cost of revenue	—	—	—	1,370	—	5,467	—	—	6,837
Other operating expenses	980	—	—	—	—	—	—	—	980
Depreciation and amortization	—	—	—	951	—	228			1,179
Total expenses	980	—	—	2,321	—	5,695	—	—	8,996
Operating (loss) income	(980)	—	—	17	—	197	—	—	(766)
Other expense:
Interest expense	(25)	—	—	(232)	—	(99)	—	—	(356)
Other expense, net	—	—	—	(252)	—	(146)	—	—	(398)
Total other expense	(25)	—	—	(484)	—	(245)	—	—	(754)
Net loss	$(1,005)	$—	$—	$(467)	$—	$(48)	$—	$—	$(1,520)
(a)	The project was under construction with no income or loss for the year ended December 31, 2020. In November 2022, the Sea Sound JV sold its assets to an unrelated third party and will no longer have activity from operations.
(b)	JV was formed in April 2021.
(c)	JV was formed in May 2022.
(d)	JV was formed in February 2022.
(e)	JV was formed in June 2021.

F 27

Latitude Margaritaville Watersound JV

LMWS, LLC was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes and town center amenities. As of December 31, 2022, the Latitude Margaritaville Watersound JV had 677 homes under contract and completed 363 home sale transactions of the total estimated 3,500 homes in the community. The community is located on land that was contributed to the JV by the Company in June 2020. As part of the land contribution, the Company agreed to make certain infrastructure improvements, such that the total contractual value of the land and its improvements total $35.0 million. As of December 31, 2022 and 2021, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $33.2 million and $30.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less the pro-rata return of land contribution. The initial net present value of the land contribution of $16.6 million, was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 5.8% and timing of home sales. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of December 31, 2022, the Company completed $6.4 million of the agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. As of December 31, 2022 and 2021, the Company owned a 50.0% voting interest in the JV. Each JV member will continue to contribute an equal amount of cash towards the development and construction of the main spine infrastructure and amenities. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of December 31, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. See Note 8. Other Assets for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound JV

FDSJ Eventide, LLC was formed in January 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of December 31, 2022 and 2021, the Company owned a 60.0% interest in the JV. In November 2022, the Sea Sound JV sold its assets to a third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The Company’s proportionate share of the gain on sale of $21.7 million is included within equity in income (loss) from unconsolidated joint ventures on the consolidated statements of income for the year ended December 31, 2022. The Sea Sound JV has a contingent gain related to the sale for a $0.5 million indemnity holdback liability required through August 2023. The Company’s partner was responsible for the day-to-day activities of the JV. The Company has determined that Sea Sound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound JV is accounted for using the equity method. In January 2020, the JV entered into a $40.3 million loan (the “Sea Sound JV Loan”). The Sea Sound JV Loan was paid in full in November 2022. The Sea Sound JV Loan bore interest at LIBOR plus 2.2% and was to mature in January 2024. The Sea Sound JV Loan was secured by the real property and certain other security interests. The Company’s JV partner was the sole guarantor of the Sea Sound JV Loan. As of December 31, 2021, $35.0 million was outstanding on the Sea Sound JV Loan.

F 28

Watersound Fountains Independent Living JV

WOSL, LLC was formed in April 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in April 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of December 31, 2022 and 2021, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of December 31, 2022 and 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC was formed in May 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct the project. The hotel is located on land that was contributed to the JV by the Company in September 2022, with a fair value of $1.8 million. In addition, during 2022 the Company contributed cash and impact fees of $2.5 million, and the JV partner contributed cash of $4.3 million. The Company and the JV partner each have additional remaining capital contributions of $1.9 million required as part of the JV agreement. As of December 31, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. In September 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at SOFR plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of December 31, 2022, there was no principal balance outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store in Panama City Beach, Florida. As of December 31, 2022 and 2021, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In November 2019, the JV entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear

F 29

interest at LIBOR plus 1.5%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures on November 12, 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures on November 12, 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of December 31, 2022 and 2021, $5.1 million and $5.3 million, was outstanding on the Busy Bee JV Construction Loan. As of December 31, 2022 and 2021, $0.9 million and $1.1 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida. This land was contributed to the JV by the Company in February 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The Watersound West Bay Center location is currently under development. The JV is operating from temporary facilities. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property leased to the JV by the Company. As of December 31, 2022, the Company owned a 51% interest in the JV. The Company is currently responsible for the construction activities of the JV and the Company’s JV partner manages the day-to-day operations of the business. The Company has determined that Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of December 31, 2022, the Electric Cart Watersound JV had $1.7 million of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from three to six months. As of December 31, 2022, the JV had an outstanding principal balance of $0.1 million on these line of credit facilities. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in June 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. In addition, the Company and its JV partner each contributed cash of less than $0.1 million. As of December 31, 2022 and 2021, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

F 30

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$40,820	$—	$(244)	$40,576

	December 31, 2021
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$88,966	$1	$(11)	$88,956

During 2022, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During 2022, proceeds from the sale of available-for-sale securities were $53.9 million, maturities of available-for-sale securities were $92.0 million and purchases of available-for-sale securities were $97.1 million. During 2021, net realized gains from the sale of available-for-sale securities were less than $0.1 million, proceeds from the sale of available-for-sale securities were $1.2 million, maturities of available-for-sale securities were $117.0 million and purchases of available-for-sale securities were $157.9 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	December 31, 2022				December 31, 2021
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$37,578	$244	$—	$—	$43,959	$11	$—	$—

As of December 31, 2022, the Company had $0.2 million unrealized losses related to U.S. Treasury Bills. As of December 31, 2021, the Company had de minimis unrealized losses related to U.S. Treasury Bills. As of December 31, 2022 and 2021, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities. In addition, the Company did not intend to sell the investments with a material unrealized loss and it is more likely than not that the Company will not be required to sell any of these securities prior to their anticipated recovery.

The amortized cost and estimated fair value of investments – debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$40,820	$40,576

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of

F 31

FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of December 31, 2022, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 41.6% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$19,233	$—	$—	$19,233
	19,233	—	—	19,233

Investments - debt securities:
U.S. Treasury Bills	40,576	—	—	40,576
	40,576	—	—	40,576
	$59,809	$—	$—	$59,809

	December 31, 2021
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$40,412	$—	$—	$40,412
U.S. Treasury Bills	4,000	—	—	4,000
	44,412	—	—	44,412

Investments - debt securities:
U.S. Treasury Bills	88,956	—	—	88,956
	88,956	—	—	88,956

Investments - equity securities:
Preferred stock	—	450	—	450
	—	450	—	450
	$133,368	$450	$—	$133,818

Money market funds and U.S. Treasury Bills are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds and short-term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

The Company’s preferred stock investments are not traded on a nationally recognized exchange, but are traded in the U.S. over-the-counter market where there is less trading activity and the investments are measured primarily using pricing data from external pricing services that report prices observed for recently executed market transactions. For

F 32

these reasons, the Company has determined that preferred stock investments are categorized as Level 2 financial instruments since their fair values were determined from market inputs in an inactive market.

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset (Liability) Fair Value		Value	Consolidated
Description	Date	Date	Rate	December 31, 2022	December 31, 2022	December 31, 2021	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	12/10/2022	4/12/2027	3.2%	$42.0	$4,609	$558	2	Other assets
Watercrest JV Loan (a) (b)	6/1/2021	6/1/2024	4.4%	$—	$—	$(634)	2	Other liabilities
Pier Park TPS JV Loan (c)	1/14/2021	1/14/2026	5.2%	$13.8	$273	$(436)	2	Investment in unconsolidated joint ventures
(a)	See Note 10. Debt, Net for additional information.
(b)	In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the consolidated statements of income for the year ended December 31, 2022.
(c)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset or liability has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into equity in income (loss) from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended December 31,
	2022	2021	2020

Amount of net gain (loss) recognized in other comprehensive income on derivatives	$5,254	$1,061	$(1,657)
Amount of net loss reclassified into interest expense	$52	$247	$—
Amount of net loss reclassified into equity in income (loss) from unconsolidated joint ventures	$88	$173	$—

As of December 31, 2022, based on current value, the Company expects to reclassify $0.6 million of derivative instruments from accumulated other comprehensive income (loss) to earnings during the next twelve months. See Note 14. Accumulated Other Comprehensive Income (Loss) for additional information.

Investment in Unconsolidated Joint Ventures

The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2022, 2021 or 2020. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. During 2022, 2021 and 2020 the Company did not record any impairment charges related to long-lived assets.

F 33

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2022			December 31, 2021
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$4,486	$4,361	1	$5,132	$5,475	1

Senior Notes held by SPE	$177,857	$179,564	3	$177,566	$204,802	3

Debt
Fixed-rate debt	$194,525	$172,241	2	$129,532	$126,722	2
Variable-rate debt	196,886	196,886	2	97,942	97,942	2
Total debt	$391,411	$369,127		$227,474	$224,664

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2022, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $4.5 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2022 consist of $177.9 million, net of the $2.1 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

7. Leases

The Company as Lessor

Leasing revenue consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. The Company’s leases have remaining lease terms up to the year 2072, some of which include options to terminate or extend.

F 34

The components of leasing revenue are as follows:

	Year Ended December 31,
	2022	2021	2020
Leasing revenue
Lease payments	$33,600	$22,256	$14,710
Variable lease payments	5,596	4,825	4,109
Total leasing revenue	$39,196	$27,081	$18,819

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2022, for the years ending December 31 are:

2023	$22,524
2024	12,542
2025	9,414
2026	7,676
2027	6,448
Thereafter	28,441
$87,045

The Company as Lessee

As of December 31, 2022, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within other liabilities on the consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

F 35

The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$122	$114	$57
Interest on lease liability	15	18	11
Operating lease cost	378	308	289
Variable and short-term lease cost	1,793	1,476	1,016
Total lease cost	$2,308	$1,916	$1,373

Other information
Weighted-average remaining lease term - finance lease (in years)	3.3	3.6	3.9
Weighted-average remaining lease term - operating leases (in years)	2.9	3.3	3.9
Weighted-average discount rate - finance lease	5.2%	4.6%	5.0%
Weighted-average discount rate - operating leases	4.8%	4.9%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to December 31, 2022, for the years ending December 31 are:

	Finance Leases	Operating Leases
2023	$148	$329
2024	99	178
2025	56	55
2026	12	12
2027	4	12
Thereafter	—	257
Total	319	843
Less imputed interest	(19)	(165)
Total lease liabilities	$300	$678

F 36

8. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2022	2021
Investments - equity securities	$—	$450
Accounts receivable, net	9,035	13,813
Homesite sales receivable	10,086	7,651
Notes receivable, net	1,742	12,377
Inventory	3,976	2,797
Prepaid expenses	9,393	7,175
Straight-line rent	2,546	2,489
Operating lease right-of-use assets	678	732
Other assets	13,138	5,987
Retained interest investments	8,197	13,826
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$61,729	$70,235

Investments – Equity Securities

As of December 31, 2022, the Company did not have any investments – equity securities. As of December 31, 2021, investments – equity securities included $0.5 million of preferred stock investments recorded at fair value. During the year ended December 31, 2021, the Company recognized unrealized loss of $0.9 million on investments related to equity securities still held as of December 31, 2021. During the year ended December 31, 2020, the Company recognized an unrealized loss of $4.6 million on investments related to equity securities still held as of December 31, 2020. These amounts were included within investment income, net on the consolidated statements of income.

Accounts Receivable, Net

Accounts receivable, net primarily includes leasing receivables, membership initiation fees, hospitality receivables and other receivables. As of December 31, 2022 and 2021, accounts receivable were presented net of allowance for credit losses of $0.3 million and $0.4 million, respectively. As of both December 31, 2022 and 2021, accounts receivable were presented net of allowance for lease related receivables of less than $0.1 million. During 2022, allowance for credit losses related to accounts receivable, net decreased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	December 31, 2022	December 31, 2021
Balance at beginning of year	$7,651	$5,675
Increases due to revenue recognized for homesites sold	7,660	7,213
Decreases due to amounts received	(5,225)	(5,237)
Balance at end of year	$10,086	$7,651

F 37

Notes Receivable, Net

Notes receivable, net consist of the following:

	December 31,	December 31,
	2022	2021
Interest-bearing revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, secured by the JV's real property — bearing interest at a rate of 5.0%, matures June 2025	$—	$7,075
Various interest-bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, due May 2023	1,296	4,824
Interest-bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest-bearing note with a tenant for tenant improvements, due October 2025	68	76
Mortgage note, secured by certain real estate, bearing interest at a rate of 4.8% due November 2023	19	43
Total notes receivable, net	$1,742	$12,377

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

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes and the need for an allowance for credit losses at each reporting date. As of both December 31, 2022 and 2021, notes receivable were presented net of allowance for credit losses of $0.1 million. As of both December 31, 2022 and 2021, accrued interest receivable related to notes receivable was $0.1 million, which is included within other assets on the consolidated balance sheets.

Other Assets

Other assets as of December 31, 2022 and 2021, include $7.3 million and $3.9 million, respectively, of escrow deposits primarily related to financing and development requirements for certain of the Company’s projects. Other assets as of December 31, 2022 and 2021, also include $4.6 million and $0.6 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

Retained Interest Investments

The Company has a beneficial interest in certain bankruptcy-remote qualified SPEs used in the installment sale monetization of certain sales of timberlands in 2008. The SPEs’ assets are not available to satisfy the Company’s liabilities or obligations and the liabilities of the SPEs are not the Company’s liabilities or obligations. Therefore, the SPEs’ assets and liabilities are not consolidated in the Company’s financial statements as of December 31, 2022 and 2021. The Company’s continuing involvement with the SPEs is the receipt of the net interest payments and the remaining principal of approximately $10.2 million to be received at the end of the installment notes’ fifteen-year maturity period, in 2023 through 2024. During 2022, two installment notes matured and the Company received $6.9 million of remaining principal. The Company has beneficial or retained interest investments related to these SPEs of $8.2 million and $13.8 million as of December 31, 2022 and 2021, respectively, recorded in other assets on the Company’s consolidated balance sheets.

F 38

9. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2022	2021
Railroad and equipment	$33,627	$33,627
Furniture and fixtures	28,659	25,556
Machinery and equipment	31,159	23,058
Office equipment	5,518	4,865
Autos, trucks and aircraft	7,033	6,773
	105,996	93,879
Less: Accumulated depreciation	67,133	64,251
	38,863	29,628
Construction in progress	775	1,517
Total property and equipment, net	$39,638	$31,145

Depreciation expense on property and equipment was $8.5 million, $6.1 million and $4.0 million in 2022, 2021 and 2020, respectively.

F 39

10. Debt, Net

Debt consists of the following:

	Maturity Date	Interest Rate Terms	Effective Rate December 31, 2022	December 31, 2022	December 31, 2021
Pier Park Resort Hotel JV Loan	April 2027	LIBOR plus 2.2% (a)	3.2%	$45,209	$14,650
Watersound Origins Crossings JV Loan	May 2024	SOFR plus 2.8, floor 3.3% (b)	7.1%	44,015	37,897
PPN JV Loan	November 2025	Fixed	4.1%	42,555	43,582
Pearl Hotel Loan	December 2032	Fixed	6.3%	37,000	—
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	35,180	35,670
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	23,374	—
PPC II JV Loan (insured by HUD) (c)	May 2057	Fixed	2.7%	22,623	17,374
Watercrest JV Loan	June 2047	LIBOR plus 2.2% (d)	6.6%	21,038	20,053
North Bay Landing Loan	September 2024	LIBOR plus 2.5%, floor 3.2%	6.8%	18,222	1,342
Breakfast Point Hotel Loan	November 2042	Fixed (e)	6.0%	16,376	11,843
Airport Hotel Loan	March 2025	LIBOR plus 2.0%, floor 3.0%	6.4%	14,642	14,642
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,304	7,474
Watersound Camp Creek Loan	December 2047	LIBOR plus 2.1%, floor 2.6%	6.5%	13,131	3,437
Watersound Town Center Grocery Loan	August 2031	LIBOR plus 2.0%, floor 2.2%	6.3%	11,379	620
Hotel Indigo Loan	October 2028	SOFR plus 2.7%, floor 2.7%	7.0%	10,427	—
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	6.4%	5,199	—
Beckrich Building III Loan	August 2029	LIBOR plus 1.7%	6.1%	5,020	5,188
Self-Storage Facility Loan	November 2025	LIBOR plus 2.4%, floor 2.9%	6.7%	4,666	4,666
Community Development District debt	May 2023-May 2039	Fixed	3.6 to 6.0%	4,113	4,909
Beach Homes Loan	May 2029	LIBOR plus 1.7%	6.1%	1,447	1,492
Pier Park Outparcel Loan	March 2027	LIBOR plus 1.7%	6.1%	1,300	1,370
WaterColor Crossings Loan	February 2029	LIBOR plus 1.7%	6.1%	1,191	1,265
Total principal outstanding				391,411	227,474
Unamortized discount and debt issuance costs				(5,551)	(4,440)
Total debt, net				$385,860	$223,034
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that was effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information. In December 2022, the Pier Park Resort Hotel Loan was amended, effective February 10, 2023, to bear interest at a rate of SOFR plus 2.1%.
(b)	In January 2022, the Watersound Origins Crossings JV Loan interest rate was modified from a fixed rate of 5.0%. In January 2023, the Company began the process to refinance the Watersound Origins Crossings JV Loan with a loan commitment to be insured by HUD.
(c)	In April 2022, the PPC II JV Loan was refinanced from a rate of LIBOR plus 2.1% and maturity date of October 2024.
(d)	As of December 31, 2021, the interest rate was swapped to a fixed rate of 4.4% on the notional amount of related debt of $20.0 million. The interest rate swap was terminated in April 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

F 40

(e)	In November 2022, the Breakfast Point Hotel Loan interest rate was modified from a rate of LIBOR plus 2.8%, with a floor of 3.8%. The modified rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases, accounts and fixtures. The specific Security Interests vary from loan to loan. As of December 31, 2022, the weighted average effective interest rate of outstanding debt was 5.1%, of which 60.4% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 13.8 years.

In April 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in April 2027. In December 2022, the Pier Park Resort Hotel Loan was amended, effective February 10, 2023, to bear interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective December 10, 2022 and matures on April 12, 2027 and fixed the variable rate on the notional amount of related debt of $42.0 million to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $37.9 million loan to finance the construction of apartments located near the entrance to the Watersound Origins residential community. In January 2022, the Watersound Origins Crossings JV entered into a modification of the loan that increased the principal amount of the loan to $44.0 million, modified the interest rate from 5.0% to SOFR plus 2.8%, with a floor of 3.3%, and provides for payments of interest only with a final balloon payment at maturity in May 2024. The Watersound Origins Crossings JV Loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Origins Crossings JV Loan. As guarantor, the Company’s liability has been reduced to 25% of the outstanding principal amount, based on meeting certain debt service coverage and loan to value requirements. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. The Company is the sole guarantor and receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. During 2022, the Company incurred less than $0.1 million of additional loan cost due to the loan modification. In January 2023, the Company began the process to refinance the Watersound Origins Crossings JV Loan with a loan commitment to be insured by HUD.

In 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest payments with a final balloon payment at maturity in November 2025. In connection with the loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument.

F 41

In December 2022, a wholly-owned subsidiary of the Company entered into a $37.0 million loan, which is guaranteed by the Company, to finance the acquisition of a hotel located on Scenic Highway 30A. The Pearl Hotel Loan provides for monthly principal and interest payments through maturity in December 2032. The loan includes a prepayment fee due to the lender of 1% - 5% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment provision due to the lender of 2% - 10% for any additional principal that is prepaid through August 31, 2031. The loan is secured by the real property and certain other Security Interests.

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

In 2019, the Pier Park Crossings Phase II JV entered into a $17.5 million loan to finance the construction of apartments in Panama City Beach, Florida. In April 2022, the Pier Park Crossings Phase II JV refinanced the PPC II JV Loan that increased the principal amount of the loan, which had a balance of $17.3 million at the time of the refinance, to $22.9 million, fixed the interest rate to 2.7% and provides for monthly payments of principal and interest through maturity in May 2057. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any additional principal that is prepaid through May 31, 2032. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During 2022, the Company incurred $0.2 million of additional loan cost related to the refinance. As a result of the refinance, the year ended December 31, 2022 includes a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income.

In 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The loan provides for monthly principal and interest payments through maturity in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. The Watercrest JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective June 1, 2021 and matures on June 1, 2024 and fixed the variable rate on the notional amount of related debt of $20.0 million to a rate of 4.4%. In April 2022, the swap was terminated resulting in a gain of $0.1 million, included in interest expense on the consolidated statements of income for the year ended December 31, 2022. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million loan, which is guaranteed by the Company, to finance the construction of apartments in Panama City, Florida. The North Bay Landing Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the North Bay Landing Loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor.

F 42

In November 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan, which is guaranteed by the Company, to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. The Breakfast Point Hotel Loan provides for monthly principal and interest payments through maturity in November 2042. In November 2022, the Breakfast Point Hotel loan was amended to fix the interest rate to 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The amendment also includes a prepayment premium due to the lender of 1% - 3% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests.

In March 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance the construction of the Hilton Garden Inn Panama City Airport. The Airport Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in March 2025. The loan is secured by the real property and certain other Security Interests.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. The Lodge 30A JV Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan, which is guaranteed by the Company, to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community. The Watersound Camp Creek Loan provides for principal and interest payments through maturity in December 2047. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan, which is guaranteed by the Company, to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center Grocery Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions, issuance of the certificate of occupancy for the project and receipt of the initial base rent payment and reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan, which is guaranteed by the Company, to finance the construction of a hotel in Panama City, Florida. The Hotel Indigo Loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in October 2028. The loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, which would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. In June 2022, the loan was amended to revise the interest rate to SOFR

F 43

plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan is secured by the leasehold property and certain other Security Interests.

In July 2022, a wholly-owned subsidiary of the Company entered into a $13.7 million loan, which is guaranteed by the Company, to finance the construction of a hotel in Santa Rosa Beach, Florida. The Topsail Hotel Loan provides for interest only payments for the first thirty-six months and principal and interest payments thereafter with a final balloon payment at maturity in July 2027. The loan is secured by the real property and certain other Security Interests.

In 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan, which is guaranteed by the Company, to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2029. The loan is secured by the real property and certain other Security Interests.

In November 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan, which is guaranteed by the Company, to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. The Self-Storage Facility Loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in November 2025. The loan is secured by the real property and certain other Security Interests. The Company’s liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, upon reaching and maintaining certain debt service coverage.

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $12.8 million and $14.1 million as of December 31, 2022 and 2021, respectively. The Company pays interest on this total outstanding CDD debt.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million loan, which is guaranteed by the Company, to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in May 2029. The loan is secured by the real property and certain other Security Interests.

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

In 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million loan, which is guaranteed by the Company, to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in February 2029. The loan is secured by the real property and certain other Security Interests.

The Company’s financing agreements are subject to various customary debt covenants and as both of December 31, 2022 and 2021, the Company was in compliance with the financial debt covenants.

As of December 31, 2022, assets that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $552.1 million. These assets are included within investment in real estate, net and property and equipment, net on the consolidated balance sheets.

F 44

The aggregate maturities of debt subsequent to December 31, 2022 are:

2023	$6,684
2024	69,956
2025	65,911
2026	6,935
2027	54,003
Thereafter	187,922
$391,411

11. Other Liabilities

Other liabilities consist of the following:

	December 31,	December 31,
	2022	2021
Accounts payable	$69,864	$48,597
Income tax payable	3,470	681
Finance lease liabilities	300	380
Operating lease liabilities	678	732
Accrued compensation	5,731	4,877
Other accrued liabilities	3,641	4,126
Club membership deposits	3,422	3,602
Advance deposits	4,415	2,140
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total other liabilities	$94,371	$67,985

Accounts payable as of December 31, 2022 and 2021, includes payables for projects under development and construction, such as the Embassy Suites by Hilton hotel, the Camp Creek Inn and amenity center, Hotel Indigo, Watersound Town Center, Mexico Beach Crossings and the Watersound Origins, Breakfast Point East and Ward Creek residential communities. As of December 31, 2022 and 2021, accounts payable also include $27.7 million and $16.0 million, respectively, of retainage payable for projects under development and construction that are approaching completion.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

As of December 31, 2022 and 2021, deferred revenue includes club initiation fees of $25.1 million and $22.9 million, respectively, and other deferred revenue of $13.8 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	December 31, 2022	December 31, 2021
Balance at beginning of year	$22,850	$10,716
New club memberships	9,170	16,804
Revenue from amounts included in contract liability opening balance	(6,040)	(3,037)
Revenue from current period new memberships	(892)	(1,633)
Balance at end of year	$25,088	$22,850

F 45

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of December 31, 2022 remaining performance obligations were $25.1 million, of which the Company expects to recognize as revenue $6.0 million in 2023, $10.9 million in 2024 through 2025, $7.5 million in 2026 through 2027 and $0.7 million thereafter.

Other deferred revenue as of both December 31, 2022 and 2021 includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes

Income tax expense consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$19,067	$9,005	$5,146
State	832	—	—
Total	19,899	9,005	5,146
Deferred:
Federal	661	12,120	6,321
State	3,829	3,857	2,203
Total	4,490	15,977	8,524
Income tax expense	$24,389	$24,982	$13,670

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax expense	$24,389	$24,982	$13,670
Income tax recorded in accumulated other comprehensive income (loss)
Income tax expense (benefit)	957	367	(386)
Total income tax expense	$25,346	$25,349	$13,284

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2022, 2021 and 2020 to pre-tax income as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Tax at the statutory federal rate	$20,016	$20,902	$12,385
State income taxes (net of federal benefit)	4,495	3,581	2,203
(Decrease) increase in valuation allowance	(21)	275	—
Change in US and State tax rates	—	458	—
Income tax credits	(150)	(186)	(454)
Benefit of Qualified Opportunity Zone investments	—	(195)	(161)
Dividend received deduction	—	—	(33)
Other permanent items	49	147	(270)
Total income tax expense	$24,389	$24,982	$13,670

F 46

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
State net operating loss carryforwards	$5,965	$10,617
Impairment losses	26,714	28,496
Prepaid income from land sales	6,871	6,177
Capital loss carryforwards	—	4,090
Capitalized costs	2,121	2,462
Reserves and accruals	1,975	1,950
Unrealized losses on investments	—	359
Other	2,685	1,446
Total gross deferred tax assets	46,331	55,597
Valuation allowance	(290)	(305)
Total net deferred tax assets	46,041	55,292
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	21,713	14,014
Deferred gain on land sales and involuntary conversions	36,977	33,643
Installment sales	67,418	83,498
Other	2,639	1,396
Total gross deferred tax liabilities	128,747	132,551
Net deferred tax liabilities	$(82,706)	$(77,259)

As of December 31, 2022 and 2021, the Company had state NOLs of $121.1 million and $229.3 million, respectively. As of December 31, 2022 and 2021, the Company had $3.4 million and $3.1 million, respectively, of federal NOLs. The federal NOLs are applicable to a specific QOF entity and do not expire. The majority of state net operating losses are available to offset future taxable income through 2036 and will begin expiring in 2031. As of December 31, 2022 and 2021, the Company had income tax payable of $3.5 million and $0.7 million, respectively, included within other liabilities on the consolidated balance sheets.

The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA extended the Internal Revenue Code Section 45L credit, a credit for the installation of energy efficient appliances and equipment in both single family and multi-family homes, to tax year 2032 with retroactive effect to tax year 2022. While the tax year 2022 credit is the same as in years prior on a per unit basis, the credit is increased marginally for tax years 2023 forward.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both December 31, 2022 and 2021, the Company’s valuation allowance was $0.3 million against certain state NOLs.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more likely than not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either December 31, 2022 or 2021. There were no penalties required to be accrued as of December 31, 2022 and 2021. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

The Company is currently open to examination by taxing authorities for the tax years 2019 through 2021.

F 47

14. Accumulated Other Comprehensive Income (Loss)

Following is a summary of the changes in the balances of accumulated other comprehensive income (loss), which is presented net of tax:

	Unrealized Gain (Loss)	Unrealized
	on Available-for-	(Loss) Gain
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive income (loss) as of December 31, 2020	$16	$(1,488)	$(1,472)
Other comprehensive (loss) income before reclassifications	(12)	792	780
Amounts reclassified from accumulated other comprehensive (loss) income	(11)	314	303
Other comprehensive (loss) income	(23)	1,106	1,083
Accumulated other comprehensive loss as of December 31, 2021	$(7)	$(382)	$(389)
Other comprehensive (loss) income before reclassifications	(175)	4,272	4,097
Amounts reclassified from accumulated other comprehensive income	—	105	105
Other comprehensive (loss) income	(175)	4,377	4,202
Less: Other comprehensive income attributable to non-controlling interest	—	(1,383)	(1,383)
Accumulated other comprehensive (loss) income as of December 31, 2022	$(182)	$2,612	$2,430

Following is a summary of the tax effects allocated to other comprehensive income:

	Year Ended December 31, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(235)	$60	$(175)
Interest rate swaps	4,633	(825)	3,808
Interest rate swap - unconsolidated joint venture	621	(157)	464
Reclassification adjustment for net loss included in earnings	140	(35)	105
Net unrealized gain	5,159	(957)	4,202
Other comprehensive income	$5,159	$(957)	$4,202

	Year Ended December 31, 2021
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(16)	$4	$(12)
Interest rate swaps	848	(215)	633
Interest rate swap - unconsolidated joint venture	213	(54)	159
Reclassification adjustment for net loss included in earnings	405	(102)	303
Net unrealized gain	1,450	(367)	1,083
Other comprehensive income	$1,450	$(367)	$1,083

15. Stockholders’ Equity

Dividends

During 2022, 2021 and 2020, the Company paid cash dividends of $0.40, $0.32 and $0.07, respectively, per share on the Company’s common stock for a total of $23.5 million, $18.8 million and $4.1 million, respectively.

F 48

Stock Repurchase Program

The Company’s Board approved the Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the year ended December 31, 2022, the Company repurchased 576,963 shares of its common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. During the year ended December 31, 2021, the Company did not repurchase shares of its common stock outstanding. As of December 31, 2022, the Company had a total authority of $80.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2022, the Company retired 576,963 shares of treasury stock at a value of $20.0 million.

Issuance of Common Stock for Employee Compensation

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares will vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $46.73.

On April 8, 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares will vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $55.73.

During 2022, the Company recorded expense of $0.4 million related to restricted stock awards for employee compensation. During 2021 and 2020 the Company did not have expense related to restricted stock awards for employee compensation. During the years ended December 31, 2022, 2021 and 2020, there were no restricted shares related to employee compensation vested or forfeited.

16. Stock Based Compensation

The Company’s 2015 Plan offers a stock incentive plan whereby awards can be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation and Human Capital Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. As of December 31, 2022, 1,433,588 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in corporate and other operating expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2022	2021	2020
Stock compensation expense before tax benefit	$364	$—	$45
Income tax benefit	(93)	—	(11)
	$271	$—	$34

F 49

During the years ended December 31, 2022, 2021 and 2020, the Company did not issue any common stock for director’s fees.

In 2022, the Company granted 29,955 shares of restricted stock awards to certain of the Company’s employees pursuant to the 2015 Plan, of which none vested during 2022. The weighted average grant date fair value of restricted stock units during 2022 was $48.04.

In 2019, the Company granted 5,708 shares of restricted stock awards to certain of the Company’s directors as fees for services rendered under the 2015 Plan, of which 5,708 vested during the year ended December 31, 2020. The weighted average grant date fair value of restricted stock units during 2019 was $17.52. The total fair value of restricted stock units that vested during 2020 was $0.1 million.

As of December 31, 2022, there were 29,955 unvested restricted stock units outstanding. As of December 31, 2022, there was $1.1 million of unrecognized compensation cost, related to non-vested restricted shares which will be recognized over a weighted average period of 3.2 years.

17. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

In 2021, the 401(k) retirement plan was amended to include a matching contribution. The plan provides for employer matching contributions of 100% up to the first 3% of eligible compensation. For contributions in excess of 3%, the plan provides for employer matching contributions of 50% up to the next 2%, but not more than 5%, of eligible compensation. The Company’s matching contributions expensed under the plan were $0.7 million and $0.1 million in 2022 and 2021, respectively. The Company also maintains a profit-sharing plan and allows for discretionary qualified non-elective and matching employer contributions.

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

The Company expensed the fair value of the assets at the time the assets were allocated to participants. During each 2021 and 2020 the Company recorded an expense of $1.2 million, for the fair value of the assets, less expenses, that were allocated to participants. Any gain or loss on these assets is reflected in the Company’s consolidated statements of income and was less than a $0.1 million gain during each 2021 and 2020.

F 50

18. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2022	2021	2020
Investment income, net
Interest, dividend and accretion income	$793	$157	$1,194
Net realized gain (loss) on the sale of investments	—	17	(48)
Unrealized loss on investments, net	(26)	(1,872)	(4,688)
Interest income from investments in SPEs	8,012	8,078	8,180
Interest earned on notes receivable and other interest	1,083	874	345
Total investment income, net	9,862	7,254	4,983
Interest expense
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,841)	(8,827)	(8,813)
Other interest expense	(9,542)	(7,027)	(4,751)
Total interest expense	(18,383)	(15,854)	(13,564)
Gain on contributions to unconsolidated joint ventures	2,738	3,558	19,983
Equity in income (loss) from unconsolidated joint ventures	25,986	(865)	(666)
Other income (expense), net
Accretion income from retained interest investments	1,671	1,532	1,391
Gain on insurance recoveries	9,835	4,853	690
Loss from hurricane damage	(51)	(56)	(1,123)
Miscellaneous income, net	1,492	3,852	371
Other income, net	12,947	10,181	1,329
Total other income, net	$33,150	$4,274	$12,065

Investment Income, Net

Interest, dividend and accretion income includes interest income accrued or received on the Company’s investments and amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain (loss) on the sale of investments includes the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities.

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

During 2022, 2021 and 2020 the Company capitalized $3.0 million, $1.0 million and $1.1 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

F 51

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures for the year ended December 31, 2022, includes a gain of $1.4 million on land and impact fees contributed to the Company’s unconsolidated Pier Park RI JV. The year ended December 31, 2022, also includes a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. Gain on contributions to unconsolidated joint ventures for the year ended December 31, 2021, includes a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. Gain on contributions to unconsolidated joint ventures also includes a gain of $0.9 million and $0.5 million during 2022 and 2021, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures for the year ended December 31, 2020, includes a gain of $15.7 million on land and additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The year ended December 31, 2020, also includes a gain of $4.3 million on land and mitigation credits contributed to the Company’s unconsolidated Sea Sound JV. See Note 4. Joint Ventures for additional information.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in income (loss) from unconsolidated joint ventures during 2022 includes $21.7 million related to the Company’s proportionate share of the gain on sale. Equity in income (loss) from unconsolidated joint ventures during 2022 also includes $3.9 million of income, compared to $1.9 of loss during 2021, related to the Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items.

The Company records the accretion of investment income from its retained interest investments over the life of the retained interest using the effective yield method with rates ranging from 4.8% to 12.8%.

During the years ended December 31, 2022, 2021 and 2020, the Company had a gain on insurance recovery of $9.7 million, $4.9 million and $0.7 million, respectively, and incurred loss from hurricane damage of less than $0.1 million in both 2022 and 2021 and $1.1 million in 2020 related to Hurricane Michael. In November 2022, the Company closed out the insurance claim related to Hurricane Michael and therefore will not receive additional proceeds in future periods.

Miscellaneous income, net during 2022, includes income of $1.0 million related to a gain on retained interest investment. Miscellaneous income, net includes $2.6 million, $0.9 million and $0.7 million in 2022, 2021 and 2020, respectively, received from the Pier Park CDD for repayment of subordinated notes, which have been fully repaid. Miscellaneous income, net during 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment. Miscellaneous income, net during the year ended December 31, 2021, includes $3.6 million the Company received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael.

19. Segment Information

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. The Company’s reportable segments are strategic business units that offer different products and services. They are each managed separately and decisions about allocations of resources are determined by

F 52

management based on these strategic business units. The Company uses income before income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The accounting policies of the segments are the same as those described herein. Total revenue represents sales to unaffiliated customers, as reported in the Company’s consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The captions entitled “Other” consists of mitigation credit, title insurance and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Year Ended December 31,
	2022	2021	2020
Operating revenue:
Residential	$92,886	$144,854	$74,303
Hospitality	97,236	74,591	47,374
Commercial	59,379	45,557	37,077
Other	2,820	1,994	1,801
Consolidated operating revenue	$252,321	$266,996	$160,555

Cost of revenue:
Cost of residential revenue	$44,115	$56,889	$29,790
Cost of hospitality revenue (a)	77,862	57,494	34,670
Cost of commercial revenue (b)	21,786	15,393	12,797
Cost of other revenue	2,135	1,538	519
Consolidated cost of revenue	$145,898	$131,314	$77,776

Corporate and other operating expenses:
Residential	$3,994	$4,883	$5,272
Hospitality	1,086	919	1,180
Commercial	4,239	3,969	3,692
Other	12,749	13,252	12,762
Consolidated corporate and other operating expenses	$22,068	$23,023	$22,906

Depreciation, depletion and amortization:
Residential	$156	$179	$180
Hospitality	9,366	6,966	4,638
Commercial	12,968	10,662	7,125
Other	398	395	845
Consolidated depreciation, depletion and amortization	$22,888	$18,202	$12,788

Investment income, net:
Residential and commercial	$1,079	$874	$298
Other (c)	8,783	6,380	4,685
Consolidated investment income, net	$9,862	$7,254	$4,983

F 53

Interest expense:
Residential	$484	$581	$683
Hospitality	1,709	488	222
Commercial	7,343	5,949	3,836
Other (d)	8,847	8,836	8,823
Consolidated interest expense	$18,383	$15,854	$13,564

Gain on contributions to unconsolidated joint ventures:
Residential (e)	$939	$503	$15,706
Commercial (f) (g) (h)	1,799	3,055	3,949
Other	—	—	328
Consolidated gain on contributions to unconsolidated joint ventures	$2,738	$3,558	$19,983

Equity in income (loss) from unconsolidated joint ventures:
Residential (i)	$3,859	$(1,861)	$(524)
Commercial (j)	22,127	996	(142)
Consolidated equity in income (loss) from unconsolidated joint ventures	$25,986	$(865)	$(666)

Other (expense) income, net:
Residential	$(508)	$113	$(22)
Hospitality	1,807	635	575
Commercial (k)	(687)	3,722	51
Other (l)	12,335	5,711	725
Other income, net	$12,947	$10,181	$1,329

Income (loss) before income taxes:
Residential (e)	$49,474	$81,905	$53,780
Hospitality (a)	9,021	9,359	7,238
Commercial (b) (f) (g) (h) (j) (k)	36,316	17,403	13,539
Other (c) (d) (l)	(194)	(9,936)	(15,407)
Consolidated income before income taxes	$94,617	$98,731	$59,150

Capital expenditures:
Residential	$92,203	$52,838	$33,634
Hospitality (m)	171,056	101,686	42,770
Commercial	92,992	45,843	85,070
Other	441	452	769
Total capital expenditures	$356,692	$200,819	$162,243

F 54

	December 31,	December 31,
	2022	2021
Investment in unconsolidated joint ventures:
Residential	$33,236	$30,039
Commercial	16,789	21,988
Total investment in unconsolidated joint ventures	$50,025	$52,027

Total assets:
Residential	$231,054	$192,290
Hospitality	420,329	256,751
Commercial	470,629	378,118
Other	308,827	380,992
Total assets	$1,430,839	$1,208,151
(a)	Includes business interruption insurance proceeds for the marinas related to Hurricane Michael of $0.7 million and $1.3 million in 2021 and 2020, respectively. See Note 18. Other Income, Net for additional information.
(b)	Includes business interruption insurance proceeds for the Pier Park Crossings JV related to Hurricane Michael of $0.7 million in 2020.
(c)	Includes interest income from investments in SPEs of $8.0 million, $8.1 million and $8.2 million in 2022, 2021 and 2020, respectively.
(d)	Includes interest expense from Senior Notes issued by SPE of $8.8 million in each 2022, 2021 and 2020.
(e)	Includes a gain of $15.7 million in 2020 on land and additional infrastructure improvements contributed to the unconsolidated Latitude Watersound Margaritaville JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(f)	Includes gains in 2022 of $1.4 million on land and impact fees contributed to the unconsolidated Pier Park RI JV and $0.4 million on land contributed to the unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(g)	Includes a gain of $3.1 million in 2021 on land contributed to the unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(h)	Includes a gain of $3.9 million in 2020 on land contributed to the unconsolidated Sea Sound JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(i)	Includes the Latitude Margaritaville Watersound JV, which began completing home sale transactions in the fourth quarter of 2021. See Note 4. Joint Ventures for additional information.
(j)	Includes a gain of $21.7 million in 2022 related to the sale of the Sea Sound JV assets. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(k)	Includes $3.6 million in 2021 received from the Florida Division of Emergency Management’s TRBG program. See Note 18. Other Income, Net for additional information.
(l)	Includes gain on insurance recovery of $9.7 million, $4.9 million and $0.7 million in 2022, 2021 and 2020, respectively, related to Hurricane Michael. In addition, includes loss from hurricane damage of $0.1 million in both 2022 and 2021 and $1.1 million in 2020 related to Hurricane Michael. See Note 18. Other Income, Net for additional information.
(m)	Includes acquisition of The Pearl Hotel. See Note 3. Investment in Real Estate, Net for additional information.

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

F 55

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both December 31, 2022 and 2021, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In June 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of December 31, 2022, there was no balance outstanding on the Latitude JV Note. As of December 31, 2021, $7.1 million was outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 8. Other Assets for additional information.

As of December 31, 2022 and 2021, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $38.1 million and $36.9 million, respectively, as well as standby letters of credit in the amount of $17.3 million and $12.9 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2022, the Company had a total of $118.1 million primarily in construction and development related contractual obligations, of which a significant portion will be funded through committed or new financing arrangements.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at LIBOR plus 2.5% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain

F 56

other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal balance, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR. The interest rate swap was effective January 14, 2021 and matures on January 14, 2026 and fixed the variable rate on the related debt, initially at $14.4 million, to a rate of 5.2%. As of December 31, 2022 and 2021, $13.8 million and $14.1 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In November 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $25.0 million loan (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at LIBOR plus 2.5%, with a floor of 3.3%. The loan provides for monthly interest payments with a final balloon payment at maturity in November 2023 and includes annual maturity extension rights for a total of three additional years, subject to bank approval. In December 2022, the Latitude Margaritaville Watersound JV entered into a loan amendment to increase the principal to $45.0 million and extend the maturity date to December 2025, with an option to extend the maturity date by one year, subject to bank approval. The amendment also adjusted the interest rate to SOFR plus 2.5%, with a floor of 3.0%. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of December 31, 2022, $30.0 million was outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2021, there was no principal balance outstanding on the Latitude Margaritaville Watersound JV Loan.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at LIBOR plus 2.0%, with a floor of 2.5%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of December 31, 2022 and 2021, $21.3 million and $0.1 million, respectively, was outstanding on the Watersound Fountains JV Loan.

In September 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of December 31, 2022, $0.8 million was outstanding on the Electric Cart Watersound JV Loan.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2022 and 2021. As of both December 31, 2022 and 2021,

F 57

allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within other liabilities on the consolidated balance sheets.

As part of certain sales of timberlands in 2008 and 2014, the Company generated significant tax gains. The installment note’s structure allowed the Company to defer the resulting federal tax liability of $20.4 million until 2023 - 2024 and $37.8 million until 2029, respectively, the maturity dates for the installment notes. The Company has a deferred tax liability related to the gains in connection with these sales.

21. Subsequent Events

On February 22, 2023, the Board declared a cash dividend of $0.10 per share on the Company’s common stock, payable on March 28, 2023, to shareholders of record as of the close of business on March 6, 2023.

F 58

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(in thousands)

		Initial Cost to Company (b)			Gross Amount as of December 31, 2022
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Residential developments
Bay County, FL	$19	$10,398	$—	$68,333	$78,731	$—	$78,731	$—	through 2022
Gulf County, FL	—	4,000	—	22,710	26,710	—	26,710	—	through 2022
Walton County, FL	—	—	—	56,268	56,268	—	56,268	—	through 2022
Franklin and Leon Counties, FL	634	8,789	—	1,007	9,796	—	9,796	—	through 2022
Residential operating property	—	5,953	9,447	(7,547)	5,913	1,940	7,853	2,446	2004 - 2007, 2011 - 2012, 2018
Hospitality
WaterColor Hospitality	—	1,137	19,520	11,466	2,915	29,208	32,123	12,340	2002, 2013, 2022
The Pearl Hotel	37,000	10,518	38,742	—	10,518	38,742	49,260	89	2022
Pier Park Resort Hotel JV	45,209	1,438	72,047	—	1,438	72,047	73,485	—	2022
The Lodge 30A JV	13,304	2,143	16,878	—	2,143	16,878	19,021	—	2022
Hotel Indigo/Harrison's Kitchen & Bar (e)	10,427	268	28,440	—	268	28,440	28,708	32	2022
Hilton Garden Inn Panama City Airport	14,642	1,693	17,100	—	1,693	17,100	18,793	806	2021
Homewood Suites by Hilton Panama City Beach	16,376	1,952	20,194	—	1,952	20,194	22,146	524	2022
Home2 Suites by Hilton Santa Rosa Beach	5,199	817	15,637	—	817	15,637	16,454	—	2022
Watersound Club	13,131	34,608	75,563	(330)	36,287	73,554	109,841	22,948	2001 - 2007, 2018 - 2022
Marinas	—	16,698	18,084	(212)	16,940	17,630	34,570	996	2022
Other	3,501	3,994	12,509	847	4,752	12,598	17,350	3,539	2008, 2010, 2016, 2019 - 2020
Commercial
Leasing properties:
Pier Park North JV	42,555	13,175	35,243	4,064	13,601	38,881	52,482	14,545	2014 - 2017
VentureCrossings	—	7,199	29,823	(1,852)	5,717	29,453	35,170	7,746	2012, 2017, 2019
FSU/TMH Medical Campus	—	3,183	3,697	—	3,183	3,697	6,880	—	2022
Watersound Origins Crossings JV	44,015	6,853	33,912	—	6,853	33,912	40,765	1,932	2020 - 2021
Pier Park Crossings JV	35,180	8,456	28,662	—	8,456	28,662	37,118	3,685	2019 - 2020
Pier Park Crossings Phase II JV	22,623	3,567	15,586	—	3,567	15,586	19,153	1,166	2020
Mexico Beach Crossings	23,374	670	30,608	—	669	30,609	31,278	—	2022
North Bay Landing	18,222	1,924	30,102	—	1,924	30,102	32,026	156	2022
Origins Crossings Townhomes	—	2,425	15,953	1	2,426	15,953	18,379	298	2022
Watercrest JV	21,038	3,073	18,475	—	3,073	18,475	21,548	1,168	2020
Self-Storage	4,666	1,003	5,880	52	1,055	5,880	6,935	251	2021
Beckrich Office Park	5,020	2,200	13,298	360	2,223	13,635	15,858	1,563	2017, 2020

F 59

		Initial Cost to Company (b)			Gross Amount as of December 31, 2022
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Watersound Town Center	11,379	10,185	39,367	—	10,185	39,367	49,552	886	2020, 2021, 2022
Watersound West Bay, WindMark Beach, WaterColor and WaterSound Gatehouse Town centers	—	64	16,391	2,571	71	18,955	19,026	11,510	2001 - 2007, 2016, 2022
Other	2,491	4,496	16,740	517	4,930	16,823	21,753	5,089	through 2022
Commercial developments	1,406	32,361	—	23,309	55,670	—	55,670	35	through 2022
Timberlands and other unimproved land	—	6,686	1,788	15,308	21,994	1,788	23,782	2,137	N/A
Mitigation banks and other	—	—	—	3,745	3,663	82	3,745	81	through 2022
Total	$391,411	$211,926	$679,686	$200,617	$406,401	$685,828	$1,092,229	$95,968
*	Excludes unconsolidated JVs.
(a)	All real estate properties are located in Northwest Florida.
(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.
(d)	Depreciation is computed based on the following estimated useful lives. See Note 2. Significant Accounting Policies for additional information.
(i)	Land improvements 15 – 20 years
(ii)	Buildings 20 – 40 years
(iii)	Building improvements 5 – 25 years
(iv)	Leasehold improvements 2 – 25 years (shorter of the minimum lease term or the estimated economic life)
(e)	Properties are located on leased land.

Notes:

(A)	The aggregate cost of real estate owned as of December 31, 2022 for federal income tax purposes is approximately $992.6 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31,	December 31,	December 31,
	2022	2021	2020
Balance at beginning of the year	$777,279	$627,613	$505,032
Amounts capitalized	379,183	222,303	167,258
Impairments	—	—	—
Cost of real estate sold	(48,646)	(55,932)	(33,324)
Amounts retired or adjusted (a)	(15,587)	(16,705)	(11,353)
Balance at the end of the year	$1,092,229	$777,279	$627,613
(a)	Includes transfers of operating property to property and equipment, net.

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31,	December 31,	December 31,
	2022	2021	2020
Balance at beginning of the year	$87,168	$75,960	$74,256
Depreciation expense	13,886	11,730	8,298
Amounts retired or adjusted	(5,086)	(522)	(6,594)
Balance at the end of the year	$95,968	$87,168	$75,960

F 60

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2022

(in thousands)

							Principal Amount
							of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description of Note Receivable (a)	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
Secured revolving promissory note with unconsolidated Latitude Margaritaville Watersound JV, homesite development	5.0%	June 2025	P&I(b)	$—	$—	$—	$—
Seller financing, residential homesites	5.5%	May 2023	P&I(c)	—	814	814	—
Seller financing, residential homesites	5.5%	May 2023	P&I(c)	—	482	482	—
Various other seller financing, rural land	4.8%	November 2023	P&I(d)	—	19	19	—
Total(e)				$—	$1,315	$1,315	$—
(a)	All seller financed properties are located in Northwest Florida.
(b)	Principal and interest due at closing of each residential homesite to a third party. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. See Note 8. Other Assets for additional information related to the revolving promissory note.
(c)	Interest is paid quarterly over a twenty-year amortization schedule. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full.
(d)	Principal and interest is paid monthly.
(e)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2022	2021	2020
Balance at beginning of the year	$11,942	$10,321	$2,683
Additions during the year - new mortgage loans	—	7,798	9,615
Deductions during the year:
Collections of principal	10,699	6,005	1,949
Foreclosures	—	128	—
Other	(72)	44	28
Balance at the end of the year	$1,315	$11,942	$10,321

F 61