Form 10-Q
period 2023-09-30
ST JOE Co
filed 2023-10-25
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 23, 2023, there were 58,372,040 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Investment in real estate, net	$1,011,400	$996,261
Investment in unconsolidated joint ventures	68,406	50,025
Cash and cash equivalents	91,998	37,747
Investments - debt securities	9,975	40,576
Other assets	87,027	61,729
Property and equipment, net of accumulated depreciation of $75,875 and $67,133 as of September 30, 2023 and December 31, 2022, respectively	69,133	39,638
Investments held by special purpose entities	204,167	204,863
Total assets	$1,542,106	$1,430,839
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$453,116	$385,860
Accounts payable and other liabilities	91,199	94,371
Deferred revenue	55,489	38,936
Deferred tax liabilities, net	70,581	82,706
Senior Notes held by special purpose entity	178,085	177,857
Total liabilities	848,470	779,730

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,372,040 and 58,335,541 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	270,621	270,028
Retained earnings	404,191	358,344
Accumulated other comprehensive income	2,575	2,430
Total stockholders’ equity	677,387	630,802
Non-controlling interest	16,249	20,307
Total equity	693,636	651,109
Total liabilities and equity	$1,542,106	$1,430,839

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures, which, as of September 30, 2023 and December 31, 2022, include the Pier Park North joint venture (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated joint ventures and the following liabilities are only obligations of the consolidated joint ventures and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 9. Debt, Net.

	September 30,	December 31,
	2023	2022
ASSETS
Investment in real estate, net	$265,406	$272,395
Cash and cash equivalents	4,216	7,353
Other assets	20,366	16,804
Property and equipment, net	23,185	7,219
Investments held by special purpose entities	204,167	204,863
Total assets	$517,340	$508,634
LIABILITIES
Debt, net	$275,745	$243,447
Accounts payable and other liabilities	11,541	18,834
Deferred revenue	198	234
Senior Notes held by special purpose entity	178,085	177,857
Total liabilities	$465,569	$440,372

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue:
Real estate revenue	$39,947	$17,330	$144,296	$82,132
Hospitality revenue	47,369	29,035	116,967	74,912
Leasing revenue	13,084	10,049	37,252	28,215
Timber revenue	990	1,162	4,032	5,438
Total revenue	101,390	57,576	302,547	190,697
Expenses:
Cost of real estate revenue	21,059	7,229	72,504	35,324
Cost of hospitality revenue	36,159	21,959	92,407	58,238
Cost of leasing revenue	6,795	4,946	18,709	12,596
Cost of timber revenue	202	172	572	577
Corporate and other operating expenses	6,170	5,322	17,426	16,493
Depreciation, depletion and amortization	10,712	5,771	27,502	16,263
Total expenses	81,097	45,399	229,120	139,491
Operating income	20,293	12,177	73,427	51,206
Other income (expense):
Investment income, net	3,649	2,735	9,753	7,531
Interest expense	(8,411)	(4,727)	(21,827)	(12,951)
Gain on contributions to unconsolidated joint ventures	76	1,430	633	2,001
Equity in income from unconsolidated joint ventures	8,708	2,481	18,409	3,415
Other income, net	1,150	2,128	3,332	6,045
Total other income, net	5,172	4,047	10,300	6,041
Income before income taxes	25,465	16,224	83,727	57,247
Income tax expense	(6,764)	(4,163)	(21,709)	(14,643)
Net income	18,701	12,061	62,018	42,604
Net loss attributable to non-controlling interest	708	286	2,509	194
Net income attributable to the Company	$19,409	$12,347	$64,527	$42,798

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.33	$0.21	$1.11	$0.73
Diluted	$0.33	$0.21	$1.11	$0.73

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,314,117	58,814,972	58,312,461	58,859,723
Diluted	58,334,828	58,814,972	58,320,499	58,861,440

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income:	$18,701	$12,061	$62,018	$42,604
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale investments	(6)	(31)	247	(686)
Interest rate swaps	606	1,427	1,010	4,540
Interest rate swap - unconsolidated joint venture	58	307	172	615
Reclassification of net realized (gain) loss included in earnings	(473)	15	(1,281)	150
Total before income taxes	185	1,718	148	4,619
Income tax expense	(33)	(327)	(50)	(828)
Total other comprehensive income, net of tax	152	1,391	98	3,791
Total comprehensive income, net of tax	18,853	13,452	62,116	46,395
Total comprehensive loss (income) attributable to non-controlling interest	654	(142)	2,556	(1,161)
Total comprehensive income attributable to the Company	$19,507	$13,310	$64,672	$45,234

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at June 30, 2023	58,372,040	$270,395	$391,787	$2,477	$—	$17,051	$681,710
Capital distribution to non-controlling interest	—	—	—	—	—	(148)	(148)
Stock based compensation expense	—	226	—	—	—	—	226
Dividends ($0.12 per share)	—	—	(7,005)	—	—	—	(7,005)
Other comprehensive income, net of tax	—	—	—	98	—	54	152
Net income (loss)	—	—	19,409	—	—	(708)	18,701
Balance at September 30, 2023	58,372,040	$270,621	$404,191	$2,575	$—	$16,249	$693,636

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at June 30, 2022	58,907,744	$297,021	$329,593	$1,084	$(180)	$19,922	$647,440
Capital contribution from non-controlling interest	—	—	—	—	—	1,579	1,579
Capital distribution to non-controlling interest	—	—	—	—	—	(431)	(431)
Stock based compensation expense	—	108	—	—	—	—	108
Repurchase of common shares	(572,203)	—	—	—	(19,792)	—	(19,792)
Dividends ($0.10 per share)	—	—	(5,891)	—	—	—	(5,891)
Other comprehensive income, net of tax	—	—	—	963	—	428	1,391
Net income (loss)	—	—	12,347	—	—	(286)	12,061
Balance at September 30, 2022	58,335,541	$297,129	$336,049	$2,047	$(19,972)	$21,212	$636,465

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$—	$20,307	$651,109
Capital contributions from non-controlling interest	—	—	—	—	—	740	740
Capital distributions to non-controlling interest	—	—	—	—	—	(2,242)	(2,242)
Issuance of restricted stock	36,499	—	—	—	—	—	—
Stock based compensation expense	—	593	—	—	—	—	593
Dividends ($0.32 per share)	—	—	(18,680)	—	—	—	(18,680)
Other comprehensive income (loss), net of tax	—	—	—	145	—	(47)	98
Net income (loss)	—	—	64,527	—	—	(2,509)	62,018
Balance at September 30, 2023	58,372,040	$270,621	$404,191	$2,575	$—	$16,249	$693,636

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Capital contributions from non-controlling interest	—	—	—	—	—	3,613	3,613
Capital distributions to non-controlling interest	—	—	—	—	—	(2,253)	(2,253)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	256	—	—	—	—	256
Repurchase of common shares	(576,963)	—	—	—	(19,972)	—	(19,972)
Dividends ($0.30 per share)	—	—	(17,674)	—	—	—	(17,674)
Other comprehensive income, net of tax	—	—	—	2,436	—	1,355	3,791
Net income (loss)	—	—	42,798	—	—	(194)	42,604
Balance at September 30, 2022	58,335,541	$297,129	$336,049	$2,047	$(19,972)	$21,212	$636,465

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$62,018	$42,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	27,502	16,263
Stock based compensation	593	256
Unrealized gain on investments, net	—	(91)
Equity in income from unconsolidated joint ventures, net of distributions	(14,658)	(3,114)
Deferred income tax (benefit) expense	(12,173)	3,471
Cost of real estate sold	68,878	32,564
Expenditures for and acquisition of real estate to be sold	(64,452)	(69,699)
Accretion income and other	(2,694)	(1,069)
Loss on disposal of property and equipment	2	181
Gain on contributions to unconsolidated joint ventures	(633)	(2,001)
Gain on insurance for damage to property and equipment, net	—	(4,186)
Loss on extinguishment of debt	133	130
Changes in operating assets and liabilities:
Other assets	(8,767)	15,755
Deferred revenue	6,308	3,039
Accounts payable and other liabilities	30,229	(3,845)
Net cash provided by operating activities	92,286	30,258
Cash flows from investing activities:
Expenditures for operating property	(107,391)	(156,478)
Expenditures for property and equipment	(4,452)	(3,384)
Proceeds from the disposition of assets	71	17
Proceeds from insurance claims	—	4,186
Purchases of investments - debt securities	(37,407)	(97,133)
Maturities of investments - debt securities	69,000	99,000
Sales of investments - debt securities	—	12,980
Sales of investments - equity securities	—	207
Capital contributions to unconsolidated joint ventures	(2,305)	(2,505)
Capital distributions from unconsolidated joint ventures	235	3,203
Maturities of assets held by special purpose entities	787	785
Net cash used in investing activities	(81,462)	(139,122)
Cash flows from financing activities:
Capital contributions from non-controlling interest	740	3,613
Capital distributions to non-controlling interest	(2,242)	(2,253)
Repurchase of common shares	—	(19,972)
Dividends paid	(18,665)	(17,666)
Borrowings on debt	118,255	119,043
Principal payments for debt	(50,116)	(19,535)
Principal payments for finance leases	(111)	(89)
Debt issuance costs	(954)	(1,876)
Net cash provided by financing activities	46,907	61,265
Net increase (decrease) in cash, cash equivalents and restricted cash	57,731	(47,599)
Cash, cash equivalents and restricted cash at beginning of the period	45,303	74,400
Cash, cash equivalents and restricted cash at end of the period	$103,034	$26,801

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

	September 30,	September 30,
	2023	2022
Cash and cash equivalents	$91,998	$18,846
Restricted cash included in other assets	11,036	7,955
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$103,034	$26,801

Restricted cash includes amounts reserved as a requirement of financing, development, or advance draws on construction loans for certain of the Company’s projects.

	Nine Months Ended
	September 30,
	2023	2022
Cash paid during the period for:
Interest, net of amounts capitalized	$22,951	$14,260
Income taxes	$11,100	$13,411

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$(1,575)	$(3,707)
Decrease in Community Development District debt, net	$(686)	$(177)
Transfers of expenditures for operating property to property and equipment	$35,562	$8,671
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(19,070)	$12,302
Unrealized gain on cash flow hedges	$546	$5,155

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in joint ventures (“JV”) in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2022 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2022 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023.

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

Throughout the first nine months of 2023, the Company continued to generate positive financial results. While macroeconomic factors such as inflation, rising interest rates and insurance costs, supply chain disruptions, financial institution disruptions and geopolitical conflicts, among other things, have created economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily the result of the continued growth of Northwest Florida, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across the Company’s segments, the Company also continues to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended the time to complete hospitality and commercial projects. In addition, inflation and rising insurance costs and interest rates, have increased operating costs and loan rates, as compared to prior periods. In addition, while rising interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into the Company’s markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have also not led to increased cancellation rates as homebuilders have continued to perform on their contractual obligations with the Company.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may also impact revenue and margins period over period.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of September 30, 2023, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2023 the Company had $48.8 million invested in short-term U.S. Treasury Bills and $1.6 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents and $10.0 million invested in U.S. Treasury Bills classified as investments – debt securities.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the nine months ended September 30, 2023 and 2022, the Company had 57,923 and 29,955, respectively, unvested shares of restricted stock. For the three months ended September 30, 2023 and 2022, 37,212 and 29,955, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share and for the nine months ended September 30, 2023 and 2022, 49,885 and 26,784, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 14. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$19,409	$12,347	$64,527	$42,798

Shares
Weighted average shares outstanding - basic	58,314,117	58,814,972	58,312,461	58,859,723
Incremental shares from restricted stock	20,711	—	8,038	1,717
Weighted average shares outstanding - diluted	58,334,828	58,814,972	58,320,499	58,861,440

Net income per share attributable to the Company
Basic income per share	$0.33	$0.21	$1.11	$0.73
Diluted income per share	$0.33	$0.21	$1.11	$0.73

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provided temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. The guidance provided expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria were met. The amendments applied only to contracts and hedging relationships that referenced London Interbank Offered Rate (“LIBOR”) or another reference rate that was expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) which clarified the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 that extended the temporary reference rate reform guidance under Topic 848 from December 31, 2022 to December 31, 2024. This guidance was effective upon issuance and could be applied prospectively through December 31, 2024, as reference rate activities occurred. In 2022 and the first half of 2023, some of the Company’s debt agreements that referenced LIBOR were amended to an alternative rate and on July 1, 2023, the remainder of the Company’s debt agreements that referenced a benchmark interest rate index based on LIBOR automatically transitioned to the Secured Overnight Financing Rate (“SOFR”). Topic 848 was applied at the time of these modifications and there was no impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Leases Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”) that improves accounting guidance for arrangements between entities under common control. The new guidance requires that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group, as long as the lessee controls the use of the underlying asset through a lease. When the lessee no longer controls the use of the underlying asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. This guidance will be effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The guidance can be applied prospectively to all new leasehold improvements recognized on or after adoption and any remaining unamortized balance of existing leasehold improvements amortized over their remaining useful life to the common control group, or retrospectively to the beginning of the period in which the entity first applied Leases Topic 842 through a cumulative-

effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) that requires a joint venture to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. This guidance will be effective prospectively for all joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. A joint venture formed before January 1, 2025 may elect to apply the guidance retrospectively if sufficient information is available. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations and cash flows.

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	September 30,	December 31,
	2023	2022
Development property:
Residential	$142,475	$166,304
Hospitality	18,354	205,409
Commercial	103,648	131,133
Other	3,085	3,618
Total development property	267,562	506,464

Operating property:
Residential	10,900	7,854
Hospitality	416,533	221,542
Commercial	428,298	356,242
Other	—	127
Total operating property	855,731	585,765
Less: Accumulated depreciation	111,893	95,968
Total operating property, net	743,838	489,797
Investment in real estate, net	$1,011,400	$996,261

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of September 30, 2023 and December 31, 2022, operating property, net related to operating leases was $351.4 million and $285.1 million, respectively.

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease apartments in Mexico Beach, Florida. The JV parties are working together to develop and construct the remaining 144 units of the 216-unit apartment community. The community is located on land that was contributed to the JV by the Company. As of September 30, 2023 and December 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s partner is responsible for the construction activities of the JV and Watersound Management, LLC (“Watersound Management JV”), the Company’s unconsolidated JV, is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of September 30, 2023 and December 31, 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. Construction of the 85-room hotel was completed in the first quarter of 2023. As of September 30, 2023 and December 31, 2022, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. Construction of the 255-room hotel was completed in the second quarter of 2023. As of September 30, 2023 and December 31, 2022, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2023 and December 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of September 30, 2023 and December 31, 2022, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of September 30, 2023 and December 31, 2022, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit apartment community near the entrance to the Watersound Origins residential community. As of September 30, 2023 and December 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2023 and December 31, 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2023 and December 31, 2022, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center.

The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2023 and December 31, 2022.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	September 30,	December 31,
	2023	2022
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$49,713	$33,235
Sea Sound JV (a)	381	411
Watersound Fountains Independent Living JV	6,741	7,258
Pier Park TPS JV	1,255	1,451
Pier Park RI JV	6,156	4,263
Busy Bee JV	2,748	2,160
Electric Cart Watersound JV	878	703
Watersound Management JV	534	544
Total investment in unconsolidated joint ventures	$68,406	$50,025

Outstanding debt of unconsolidated JVs
Latitude Margaritaville Watersound JV (b) (c)	$10,771	$30,001
Watersound Fountains Independent Living JV (c)	34,684	21,327
Pier Park TPS JV (c)	13,584	13,822
Pier Park RI JV	11,831	—
Busy Bee JV	5,799	6,010
Electric Cart Watersound JV (c)	4,394	923
Total outstanding debt of unconsolidated JVs	$81,063	$72,083
(a)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations.
(b)	See Note 18. Commitments and Contingencies for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 18. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $17.0 million in cumulative undistributed earnings from its unconsolidated joint ventures with 50% or less ownership included within investment in unconsolidated joint ventures as of September 30, 2023. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of September 30, 2023 was $120.7 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments.

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$8,762	$2,181	$18,566	$2,504
Sea Sound JV (a)	24	(59)	(30)	21
Watersound Fountains Independent Living JV (b)	(215)	—	(518)	—
Pier Park TPS JV	(14)	114	(27)	217
Busy Bee JV	76	210	177	617
Electric Cart Watersound JV	61	17	175	(3)
Watersound Management JV	14	18	66	59
Total equity in income from unconsolidated joint ventures	$8,708	$2,481	$18,409	$3,415
(a)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(b)	The project is under construction.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	September 30, 2023
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$134,311	(a)	$—	$50,009	$14,029	$26,938	$8,728	$5,423	$—	$239,438
Cash and cash equivalents	12,306		637	147	1,085	22	866	677	79	15,819
Other assets	2,523		—	51	987	25	2,420	449	—	6,455
Total assets	$149,140		$637	$50,207	$16,101	$26,985	$12,014	$6,549	$79	$261,712

LIABILITIES AND EQUITY
Debt, net	$10,540		$—	$34,103	$13,314	$11,491	$5,748	$4,320	$—	$79,516
Accounts payable and other liabilities	68,223		1	3,574	277	3,181	799	508	—	76,563
Equity	70,377		636	12,530	2,510	12,313	5,467	1,721	79	105,633
Total liabilities and equity	$149,140		$637	$50,207	$16,101	$26,985	$12,014	$6,549	$79	$261,712
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

	December 31, 2022
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$125,231	(a)	$—	$38,783	$15,106	$9,858	$7,627	$1,875	$—	$198,480
Cash and cash equivalents	10,633		327	190	775	580	1,081	259	98	13,943
Other assets	3,267		363	11	748	340	1,957	234	—	6,920
Total assets	$139,131		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$219,343

LIABILITIES AND EQUITY
Debt, net	$29,530		$—	$20,716	$13,542	$—	$5,970	$843	$—	$70,601
Accounts payable and other liabilities	76,506		5	4,776	186	2,252	376	147	—	84,248
Equity	33,095		685	13,492	2,901	8,526	4,319	1,378	98	64,494
Total liabilities and equity	$139,131		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$219,343
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended September 30, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$92,133	$—	$—	$1,371	$—	$5,331		$919	$513	$100,267
Expenses:
Cost of revenue	70,095	—	—	865	—	4,919		786	484	77,149
Other operating expenses	4,370	(40)	393	—	—	—		7	—	4,730
Depreciation and amortization	80	—	6	361	—	133		2	—	582
Total expenses	74,545	(40)	399	1,226	—	5,052		795	484	82,461
Operating income (loss)	17,588	40	(399)	145	—	279		124	29	17,806
Other (expense) income:
Interest expense	(79)	—	(2)	(185)	—	(62)		(4)	—	(332)
Other income, net	16	—	—	11	—	212	(e)	—	—	239
Total other (expense) income	(63)	—	(2)	(174)	—	150		(4)	—	(93)
Net income (loss)	$17,525	$40	$(401)	$(29)	$—	$429		$120	$29	$17,713
(a)	The Latitude Margaritaville Watersound JV completed 189 home sale transactions during the three months ended September 30, 2023.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The project is under construction.
(d)	The project is under construction with no income or loss for the three months ended September 30, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Three Months Ended September 30, 2022
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$50,784	$1,614	$—	$1,664	$—	$5,090		$226	$320	$59,698
Expenses:
Cost of revenue	42,928	694	—	884	—	4,799		189	283	49,777
Other operating expenses	3,561	—	—	—	—	—		4	—	3,565
Depreciation and amortization	79	546	—	362	—	115		—	—	1,102
Total expenses	46,568	1,240	—	1,246	—	4,914		193	283	54,444
Operating income	4,216	374	—	418	—	176		33	37	5,254
Other (expense) income:
Interest expense	(56)	(470)	—	(189)	—	(41)		—	—	(756)
Other income (expense), net	4	(2)	—	7	—	293	(d)	—	—	302
Total other (expense) income	(52)	(472)	—	(182)	—	252		—	—	(454)
Net income (loss)	$4,164	$(98)	$—	$236	$—	$428		$33	$37	$4,800
(a)	The Latitude Margaritaville Watersound JV completed 117 home sale transactions during the three months ended September 30, 2022.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The project was under construction with no income or loss for the three months ended September 30, 2022.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Nine Months Ended September 30, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$249,404	$—	$—	$4,005	$—	$13,823		$2,396	$1,382	$271,010
Expenses:
Cost of revenue	199,402	—	—	2,445	—	13,176		2,013	1,250	218,286
Other operating expenses	12,431	53	952	—	—	—		23	—	13,459
Depreciation and amortization	240	—	8	1,082	—	368		7	—	1,705
Total expenses	212,073	53	960	3,527	—	13,544		2,043	1,250	233,450
Operating income (loss)	37,331	(53)	(960)	478	—	279		353	132	37,560
Other (expense) income:
Interest expense	(239)	—	(2)	(554)	—	(132)		(11)	—	(938)
Other income, net	40	—	—	21	—	180	(e)	—	—	241
Total other (expense) income	(199)	—	(2)	(533)	—	48		(11)	—	(697)
Net income (loss)	$37,132	$(53)	$(962)	$(55)	$—	$327		$342	$132	$36,863
(a)	The Latitude Margaritaville Watersound JV completed 502 home sale transactions during the nine months ended September 30, 2023.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The project is under construction.
(d)	The project is under construction with no income or loss for the nine months ended September 30, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Nine Months Ended September 30, 2022
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$82,528	$4,312	$—	$4,577	$—	$14,399		$226	$864	$106,906
Expenses:
Cost of revenue	68,468	1,629	—	2,501	—	13,661		218	746	87,223
Other operating expenses	8,949	—	—	—	—	—		13	—	8,962
Depreciation and amortization	229	1,509	—	1,087	—	344		—	—	3,169
Total expenses	77,646	3,138	—	3,588	—	14,005		231	746	99,354
Operating income (loss)	4,882	1,174	—	989	—	394		(5)	118	7,552
Other (expense) income:
Interest expense	(166)	(1,131)	—	(566)	—	(132)		—	—	(1,995)
Other income (expense), net	4	(7)	—	11	—	995	(d)	—	—	1,003
Total other (expense) income	(162)	(1,138)	—	(555)	—	863		—	—	(992)
Net income (loss)	$4,720	$36	$—	$434	$—	$1,257		$(5)	$118	$6,560
(a)	The Latitude Margaritaville Watersound JV completed 200 home sale transactions during the nine months ended September 30, 2022.
(b)	In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The project was under construction with no income or loss for the nine months ended September 30, 2022.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes. The town square amenities opened in June 2023. As of September 30, 2023, the Latitude Margaritaville Watersound JV had 632 homes under contract and has completed 865 home sale transactions of the total estimated 3,500 homes planned in the community. As of September 30, 2023 and December 31, 2022, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $49.7 million and $33.2 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less the pro-rata return of land contribution. The Company continues to have a performance obligation to provide agreed upon infrastructure improvements in the vicinity of the contributed land, which will be recognized over time as improvements are completed. As of September 30, 2023, the Company completed $8.0 million of the agreed upon infrastructure improvements. As of September 30, 2023 and December 31, 2022, the Company owned a 50.0% voting interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of September 30, 2023 and December 31, 2022, there was no balance outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. See Note 18. Commitments and Contingencies for additional information related to the revolving promissory note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to the guaranty by the Company.

Sea Sound JV

FDSJ Eventide, LLC (“Sea Sound JV”) was formed in 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of September 30, 2023 and December 31, 2022, the Company owned a 60.0% interest in the JV. In November 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations. The Sea Sound JV had a contingent gain related to the sale for a $0.5 million indemnity holdback liability, which was received in October 2023. The Company has determined that Sea Sound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound JV is accounted for using the equity method.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. As of September 30, 2023 and December 31, 2022, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of September 30, 2023 and December 31, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in May 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct the project. The hotel is located on land that was contributed to the JV by the Company in September 2022, with a fair value of $1.8 million. In addition, as of September 30, 2023, the Company has contributed cash and impact fees of $4.4 million, and the JV partner contributed cash of $6.2 million. As of September 30, 2023 and December 31, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. In September 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at SOFR plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of September 30, 2023, $11.8 million was outstanding on the Pier Park RI JV Loan. As of December 31, 2022, there was no principal balance outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of September 30, 2023 and December 31, 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. As of both September 30, 2023 and December 31, 2022, $5.0 million, was outstanding on the Busy Bee JV Construction Loan. As of September 30, 2023 and December 31, 2022, $0.8 million and $0.9 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida. The land was contributed to the JV by the Company in February 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The JV operated out of a temporary facility while its permanent Watersound West Bay Center location was being constructed. The Watersound West Bay Center Facility opened in October 2023 and provides sales and service. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property leased to the JV by the Company. As of September 30, 2023 and December 31, 2022, the Company owned a 51% interest in the JV. The Company is responsible for the construction activities of the JV and the Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of September 30, 2023 and December 31, 2022, the Electric Cart Watersound JV had $2.4 million and $1.7 million, respectively, of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from three to six months. As of September 30, 2023 and December 31, 2022, the JV had an outstanding principal balance of $0.4 million and $0.1 million, respectively, on these line of credit facilities. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. As of September 30, 2023 and December 31, 2022, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method.

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	September 30, 2023
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$9,972	$3	$—	$9,975

	December 31, 2022
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$40,820	$—	$(244)	$40,576

During the three and nine months ended September 30, 2023, the Company did not have any realized gains or losses or proceeds from the sale of available-for-sale securities. During the nine months ended September 30, 2023, maturities of available-for-sale securities were $69.0 million and purchases of available-for-sale securities were $37.4 million.

During the three and nine months ended September 30, 2022, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During the nine months ended September 30, 2022, proceeds from the sale of available-for-sale securities were $13.0 million, maturities of available-for-sale securities were $99.0 million and purchases of available-for sale securities were $97.1 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	September 30, 2023				December 31, 2022
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$—	$—	$—	$—	$37,578	$244	$—	$—

As of September 30, 2023, the Company did not have any unrealized losses. As of December 31, 2022, the Company had unrealized losses of $0.2 million related to U.S. Treasury Bills. As of December 31, 2022, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities.

The amortized cost and estimated fair value of investments - debt securities classified as available-for-sale, by contractual maturity are shown in the following table.

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$9,972	$9,975

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of September 30, 2023, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 38.9% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2023
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,557	$—	$—	$1,557
U.S. Treasury Bills	48,833	—	—	48,833
	50,390	—	—	50,390

Investments - debt securities:
U.S. Treasury Bills	9,975	—	—	9,975
	$60,365	$—	$—	$60,365

	December 31, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$19,233	$—	$—	$19,233

Investments - debt securities:
U.S. Treasury Bills	40,576	—	—	40,576
	$59,809	$—	$—	$59,809

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	September 30, 2023	September 30, 2023	December 31, 2022	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.3%	$41.7	$4,453	$4,609	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.6	$330	$273	2	Investment in unconsolidated joint ventures
(a)	See Note 9. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Amount of net gain recognized in other comprehensive income on derivatives	$664	$1,734	$1,182	$5,155
Amount of net (gain) loss reclassified into interest expense	$(428)	$—	$(1,166)	$52
Amount of net (gain) loss reclassified into equity in income from unconsolidated joint ventures	$(45)	$15	$(115)	$98

As of September 30, 2023, based on current value, the Company expects to reclassify $1.9 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 13. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and nine months ended September 30, 2023 and 2022. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPEs - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPEs - U.S. Treasury Bills are measured based on quoted market prices in an active market.

●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2023			December 31, 2022
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$3,795	$3,640	1	$4,486	$4,361	1

Senior Notes held by SPE	$178,085	$175,195	3	$177,857	$179,564	3

Debt
Fixed-rate debt	$262,541	$205,446	2	$194,525	$172,241	2
Variable-rate debt	196,323	196,323	2	196,886	196,886	2
Total debt	$458,864	$401,769		$391,411	$369,127

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2023, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $3.8 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2023 consist of $178.1 million, net of the $1.9 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Leasing revenue
Lease payments	$11,185	$8,765	$32,063	$24,131
Variable lease payments	1,899	1,284	5,189	4,084
Total leasing revenue	$13,084	$10,049	$37,252	$28,215

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2023, for the years ending December 31 are:

2023	$8,402
2024	19,976
2025	11,191
2026	9,451
2027	8,150
Thereafter	38,485
$95,655

The Company as Lessee

As of September 30, 2023, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Finance lease right-of-use assets are included within property, plant and equipment and operating lease right-of-use assets are included within other assets on the condensed consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within accounts payable and other liabilities on the condensed consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$41	$30	$109	$90
Interest on lease liability	5	3	11	11
Operating lease cost	103	92	330	286
Variable and short-term lease cost	667	576	1,605	1,401
Total lease cost	$816	$701	$2,055	$1,788

Other information
Weighted-average remaining lease term - finance lease (in years)			3.0	3.2
Weighted-average remaining lease term - operating leases (in years)			1.7	3.0
Weighted-average discount rate - finance lease			5.3%	4.9%
Weighted-average discount rate - operating leases			4.9%	4.8%

The aggregate payments of finance and operating lease liabilities subsequent to September 30, 2023, for the years ending December 31 are:

	Finance Leases	Operating Leases
2023	$46	$154
2024	137	323
2025	94	120
2026	50	59
2027	32	55
Thereafter	9	385
Total	368	1,096
Less imputed interest	(28)	(156)
Total lease liabilities	$340	$940

8. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2023	2022
Accounts receivable, net	$19,842	$9,035
Homesite sales receivable	27,900	10,086
Notes receivable, net	422	1,742
Inventory	4,517	3,976
Prepaid expenses	13,488	9,393
Straight-line rent	2,562	2,546
Operating lease right-of-use assets	1,009	678
Other assets	16,352	13,138
Retained interest investments	—	8,197
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$87,027	$61,729

Accounts Receivable, Net

The Company’s accounts receivable, net primarily includes leasing receivables, membership fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. Accounts receivable as of September 30, 2023 and December 31, 2022, include $9.7 million and $1.8 million, respectively, of club membership initiation fee installments receivable. As of September 30, 2023 and December 31, 2022, accounts receivable were presented net of allowance for credit losses of $0.4 million and $0.3 million, respectively. As of both September 30, 2023 and December 31, 2022, there was no allowance for lease related receivables. During the nine months ended September 30, 2023, allowance for credit losses related to accounts receivable, net increased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	September 30, 2023	September 30, 2022
Balance at beginning of period	$10,086	$7,651
Increases due to revenue recognized for homesites sold	24,377	4,678
Decreases due to amounts received	(6,563)	(3,240)
Balance at end of period	$27,900	$9,089

Notes Receivable, Net

Notes receivable, net consists of the following:

	September 30,	December 31,
	2023	2022
Various interest-bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, paid in full May 2023	$—	$1,296
Interest-bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest-bearing note with a tenant for tenant improvements, due October 2025	59	68
Mortgage note, secured by certain real estate, bearing interest at a rate of 6.6% due November 2023	4	19
Total notes receivable, net	$422	$1,742

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting period. As of both September 30, 2023 and December 31, 2022, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of both September 30, 2023 and December 31, 2022, accrued interest receivable related to notes receivable was $0.1 million, which is included within other assets on the condensed consolidated balance sheets.

Prepaid Expenses

Prepaid expenses as of September 30, 2023 and December 31, 2022, include $6.4 million and $2.8 million, respectively, related to prepaid insurance.

Other Assets

Other assets as of September 30, 2023 and December 31, 2022, include $11.0 million and $7.6 million, respectively, of restricted cash and escrow deposits primarily related to requirements for financing and development, or advance draws on construction loans for certain of the Company’s projects. Other assets as of September 30, 2023 and December 31, 2022, also include $4.5 million and $4.6 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

Retained Interest Investments

The Company had a beneficial interest in a bankruptcy-remote qualified SPE used in the installment sale monetization of certain sales of timberlands in 2008. During the nine months ended September 30, 2023, the installment notes were prepaid, in full, and the Company received $10.6 million of remaining principal. As of December 31, 2022, the Company had a beneficial or retained interest investment related to the SPEs of $8.2 million recorded in other assets on the Company’s condensed consolidated balance sheets.

9. Debt, Net

Debt consists of the following:

	Maturity Date	Interest Rate Terms	Effective Rate September 30, 2023	September 30, 2023	December 31, 2022
Watersound Origins Crossings JV Loan (insured by HUD) (a)	April 2058	Fixed	5.0%	$52,690	$44,015
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (b)	4.1%	52,131	45,209
PPN JV Loan	November 2025	Fixed	4.1%	41,757	42,555
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	41,351	23,374
Pearl Hotel Loan	December 2032	Fixed	6.3%	35,890	37,000
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	34,803	35,180
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6% (c)	7.4%	27,999	13,131
North Bay Landing Loan	September 2024	SOFR plus 2.6%, floor 3.3% (d) (e)	7.9%	26,750	18,222
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	22,318	22,623
Watercrest JV Loan	June 2047	SOFR plus 2.2% (e)	7.5%	20,192	21,038
Hotel Indigo Loan	October 2028	SOFR plus 2.7%, floor 2.7% (f)	8.0%	18,298	10,427
Breakfast Point Hotel Loan	November 2042	Fixed (g)	6.0%	16,050	16,376
Lodge 30A JV Loan	January 2028	Fixed	3.8%	14,781	13,304
Airport Hotel Loan	March 2025	SOFR plus 2.1%, floor 3.0% (e)	7.4%	14,561	14,642
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	7.4%	12,307	5,199
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3% (e)	7.4%	10,567	11,379
Beckrich Building III Loan	August 2029	SOFR plus 1.8% (e)	7.1%	5,014	5,020
Self-Storage Facility Loan	November 2025	SOFR plus 2.5%, floor 2.9% (e)	7.8%	4,666	4,666
Community Development District debt	May 2024-May 2039	Fixed	3.6 to 6.0%	2,901	4,113
Beach Homes Loan	May 2029	SOFR plus 1.7% (e)	7.0%	1,423	1,447
Pier Park Outparcel Loan	March 2027	SOFR plus 1.8% (e)	7.1%	1,280	1,300
WaterColor Crossings Loan	February 2029	SOFR plus 1.8% (e)	7.1%	1,135	1,191
Total principal outstanding				458,864	391,411
Unamortized discount and debt issuance costs				(5,748)	(5,551)
Total debt, net				$453,116	$385,860
(a)	In March 2023, the Watersound Origins Crossings JV Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.8% and maturity date of May 2024.
(b)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.3%. See Note 6. Financial Instruments and Fair Value Measurements for additional information. Effective February 2023, the Pier Park Resort Hotel Loan was amended from an interest rate of LIBOR plus 2.2%.
(c)	In February 2023, the Watersound Camp Creek Loan was amended from an interest rate of LIBOR plus 2.1%.
(d)	Upon reaching a certain debt service coverage ratio, the North Bay Landing Loan will bear interest at a rate of SOFR plus 2.4%, with a floor of 3.1%.
(e)	Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR.

(f)	The Hotel Indigo Loan interest rate will adjust to SOFR plus 2.5%, with a floor of 2.5% beginning November 2023 through maturity.
(g)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases, accounts and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of September 30, 2023, the weighted average effective interest rate of outstanding debt was 5.2%, of which 66.9% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 17.4 years.

In 2019, the Watersound Origins Crossings JV entered into a $44.0 million loan, as amended, to finance the construction of apartments located near the entrance to the Watersound Origins residential community (the “Watersound Origins Crossings JV Loan”). In March 2023, the Watersound Origins Crossings JV refinanced the Watersound Origins Crossings JV Loan that increased the principal amount of the loan, which had a balance of $44.0 million at the time of the refinance, to $52.9 million, fixed the interest rate to 5.0% and provides for monthly payments of principal and interest through maturity in April 2058. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through April 2033. The refinanced loan is insured by the U.S. Department of Housing and Urban Development (“HUD”) and is secured by the real property and certain other Security Interests. The Company incurred $0.9 million of additional loan cost due to the refinance. As a result of the refinance, the nine months ended September 30, 2023, include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income.

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

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 9% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

In 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan, which is guaranteed by the Company, to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). The loan provides for monthly principal and interest payments through maturity in December 2047. In February 2023, the Watersound Camp Creek Loan was amended, which modified the interest rate to SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million construction loan, which is guaranteed by the Company, to finance the construction of apartments in Panama City, Florida (the “North Bay Landing Loan”). The loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 50% of the principal amount upon satisfaction of final advance conditions and will be further reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. In May 2023, the Company began the process to refinance the North Bay Landing Loan with a loan commitment to be insured by HUD.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of the Hilton Garden Inn Panama City Airport (the “Airport Hotel Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2025. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan, which is guaranteed by the Company, to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 50% of the outstanding principal amount and will be further reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $10.6 million and $12.8 million as of September 30, 2023 and December 31, 2022, respectively. The Company pays interest on this total outstanding CDD debt.

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

The Company’s financing agreements are subject to various customary debt covenants and as of both September 30, 2023 and December 31, 2022, the Company was in compliance with the financial debt covenants.

As of September 30, 2023, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $598.8 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to September 30, 2023, for the years ending December 31 are:

2023	$1,883
2024	35,378
2025	67,026
2026	8,054
2027	68,836
Thereafter	277,687
$458,864

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	September 30,	December 31,
	2023	2022
Accounts payable	$37,277	$69,864
Income tax payable	26,252	3,470
Finance lease liabilities	340	300
Operating lease liabilities	940	678
Accrued compensation	6,081	5,731
Other accrued liabilities	10,163	3,641
Club membership deposits	3,322	3,422
Advance deposits	6,111	4,415
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total accounts payable and other liabilities	$91,199	$94,371

Accounts payable as of September 30, 2023 and December 31, 2022, primarily includes payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $6.2 million and $0.3 million of accrued property taxes as of September 30, 2023 and December 31, 2022, respectively, which are generally paid annually in November.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

11. Deferred Revenue

As of September 30, 2023 and December 31, 2022, deferred revenue includes club initiation fees of $40.7 million and $25.1 million, respectively, and other deferred revenue of $14.8 million and $13.8 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	September 30, 2023	September 30, 2022
Balance at beginning of period	$25,088	$22,850
New club memberships	22,025	7,335
Revenue from amounts included in contract liability opening balance	(5,243)	(4,663)
Revenue from current period new memberships	(1,149)	(535)
Balance at end of period	$40,721	$24,987

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of September 30, 2023, remaining performance obligations were $40.7 million, of which the Company expects to recognize as revenue $2.3 million in 2023, $17.9 million in 2024 through 2025, $14.6 million in 2026 through 2027 and $5.9 million thereafter.

Other deferred revenue as of both September 30, 2023 and December 31, 2022, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

12. Income Taxes

Income tax expense attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2023 and 2022 to pre-tax income as a result of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tax at the federal statutory rate	$5,496	$3,467	$18,109	$12,063
State income taxes (net of federal benefit)	1,067	799	3,699	2,703
Tax credits	(53)	(70)	(460)	(179)
Other	254	(33)	361	56
Total income tax expense	$6,764	$4,163	$21,709	$14,643

As of September 30, 2023 and December 31, 2022, the Company had income tax payable of $26.3 million and $3.5 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

The Inflation Reduction Act (“IRA”) was signed into law on August 16, 2022. The IRA extended the Internal Revenue Code Section 45L credit, a credit for the installation of energy efficient appliances and equipment in both single family and multi-family homes, to tax year 2032.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both September 30, 2023 and December 31, 2022, the Company’s valuation allowance was $0.3 million against certain state net operating loss carryforwards.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either September 30, 2023 or December 31, 2022.

13. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized (Loss) Gain	Unrealized
	on Available-for-	Gain (Loss)
	Sale Securities	Cash Flow Hedges	Total
Accumulated other comprehensive (loss) income as of December 31, 2022	$(182)	$2,612	$2,430
Other comprehensive income before reclassifications	184	959	1,143
Amounts reclassified from accumulated other comprehensive income	—	(1,045)	(1,045)
Other comprehensive income (loss)	184	(86)	98
Less: Other comprehensive loss attributable to non-controlling interest	—	47	47
Accumulated other comprehensive income as of September 30, 2023	$2	$2,573	$2,575

Following is a summary of the tax effects allocated to other comprehensive income:

	Three Months Ended September 30, 2023
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(6)	$2	$(4)
Interest rate swap	606	(108)	498
Interest rate swap - unconsolidated affiliate	58	(15)	43
Reclassification adjustment for net gain included in earnings	(473)	88	(385)
Net unrealized gain	185	(33)	152
Other comprehensive income	$185	$(33)	$152

	Three Months Ended September 30, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(31)	$8	$(23)
Interest rate swap	1,427	(253)	1,174
Interest rate swap - unconsolidated affiliate	307	(78)	229
Reclassification adjustment for net loss included in earnings	15	(4)	11
Net unrealized gain	1,718	(327)	1,391
Other comprehensive income	$1,718	$(327)	$1,391

	Nine Months Ended September 30, 2023
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$247	$(63)	$184
Interest rate swaps	1,010	(179)	831
Interest rate swap - unconsolidated joint venture	172	(44)	128
Reclassification adjustment for net gain included in earnings	(1,281)	236	(1,045)
Net unrealized gain	148	(50)	98
Other comprehensive income	$148	$(50)	$98

	Nine Months Ended September 30, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(686)	$174	$(512)
Interest rate swaps	4,540	(808)	3,732
Interest rate swap - unconsolidated joint venture	615	(156)	459
Reclassification adjustment for net loss included in earnings	150	(38)	112
Net unrealized gain	4,619	(828)	3,791
Other comprehensive income	$4,619	$(828)	$3,791

14. Stockholders’ Equity

Dividends

During the three months ended September 30, 2023 and 2022, the Company paid cash dividends of $0.12 and $0.10, respectively, per share on the Company’s common stock for a total of $7.0 million and $5.9 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company paid cash dividends of $0.32 and $0.30, respectively, per share on the Company’s common stock for a total of $18.7 million and $17.7 million, respectively.

Stock Repurchase Program

The Company’s Board approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three and nine months ended September 30, 2023, the Company did not repurchase shares of its common stock outstanding. During the three months ended September 30, 2022, the Company repurchased 572,203 shares of its common stock outstanding at an average purchase price of $34.78, per share, for an aggregate purchase price of $19.8 million. During the nine months ended September 30, 2022, the Company repurchased 576,963 shares of its common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. As of September 30, 2023, the Company had a total authority of $80.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

On March 24, 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $39.42 per share.

On February 21, 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. On February 21, 2023, the Company also granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $44.30 per share.

On April 8, 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $55.73 per share.

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2023, 8,531 of the restricted shares vested on the first annual anniversary. The weighted average grant date fair value of the restricted shares was $46.73 per share.

Following is a summary of non-vested restricted share activity:

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	29,955	$48.04	—	$—
Granted	36,499	$42.59	29,955	$48.04
Vested	(8,531)	$46.73	—	$—
Forfeited	—	$—	—	$—
Balance at end of period	57,923	$44.80	29,955	$48.04

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During the three and nine months ended September 30, 2023, the Company recorded expense of $0.2 million and $0.6 million, respectively, related to restricted stock awards. During the three and nine months ended September 30, 2022, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to restricted stock awards.

As of September 30, 2023 and December 31, 2022, there was $2.0 million and $1.1 million, respectively, of unrecognized compensation cost, related to non-vested restricted shares. As of September 30, 2023, unrecognized compensation costs will be recognized over a weighted average period of 3.0 years.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations, leasing operations and timber sales. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$35,466	$—	$3,133	$1,348	$39,947
Hospitality revenue	—	47,369	—	—	47,369
Leasing revenue	43	630	12,254	157	13,084
Timber revenue	—	—	990	—	990
Total revenue	$35,509	$47,999	$16,377	$1,505	$101,390

Timing of Revenue Recognition:
Recognized at a point in time	$35,466	$38,504	$4,123	$1,348	$79,441
Recognized over time	—	8,865	—	—	8,865
Over lease term	43	630	12,254	157	13,084
Total revenue	$35,509	$47,999	$16,377	$1,505	$101,390

	Three Months Ended September 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$15,045	$—	$1,464	$821	$17,330
Hospitality revenue	—	28,843	192	—	29,035
Leasing revenue	5	204	9,800	40	10,049
Timber revenue	—	—	1,162	—	1,162
Total revenue	$15,050	$29,047	$12,618	$861	$57,576

Timing of Revenue Recognition:
Recognized at a point in time	$15,045	$21,573	$2,818	$821	$40,257
Recognized over time	—	7,270	—	—	7,270
Over lease term	5	204	9,800	40	10,049
Total revenue	$15,050	$29,047	$12,618	$861	$57,576

	Nine Months Ended September 30, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$126,894	$—	$14,214	$3,188	$144,296
Hospitality revenue	—	116,963	4	—	116,967
Leasing revenue	52	1,503	35,434	263	37,252
Timber revenue	—	—	4,032	—	4,032
Total revenue	$126,946	$118,466	$53,684	$3,451	$302,547

Timing of Revenue Recognition:
Recognized at a point in time	$126,894	$92,983	$18,250	$3,188	$241,315
Recognized over time	—	23,980	—	—	23,980
Over lease term	52	1,503	35,434	263	37,252
Total revenue	$126,946	$118,466	$53,684	$3,451	$302,547

	Nine Months Ended September 30, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$70,724	$—	$9,581	$1,827	$82,132
Hospitality revenue	—	74,391	521	—	74,912
Leasing revenue	50	263	27,800	102	28,215
Timber revenue	—	—	5,438	—	5,438
Total revenue	$70,774	$74,654	$43,340	$1,929	$190,697

Timing of Revenue Recognition:
Recognized at a point in time	$70,724	$53,563	$15,540	$1,827	$141,654
Recognized over time	—	20,828	—	—	20,828
Over lease term	50	263	27,800	102	28,215
Total revenue	$70,774	$74,654	$43,340	$1,929	$190,697

16. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment income, net
Interest, dividend and accretion income	$826	$355	$2,003	$732
Unrealized gain on investments, net	—	31	—	91
Interest income from investments in SPEs	2,003	2,003	6,009	6,009
Interest earned on notes receivable and other interest	820	346	1,741	699
Total investment income, net	3,649	2,735	9,753	7,531
Interest expense
Interest incurred for project financing and other interest expense	(6,197)	(2,516)	(15,187)	(6,322)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,214)	(2,211)	(6,640)	(6,629)
Total interest expense	(8,411)	(4,727)	(21,827)	(12,951)
Gain on contributions to unconsolidated joint ventures	76	1,430	633	2,001
Equity in income from unconsolidated joint ventures	8,708	2,481	18,409	3,415
Other income (expense), net
Accretion income from retained interest investments	1,099	412	2,594	1,262
Gain on insurance recoveries	—	875	—	4,186
Loss from hurricane damage	—	(7)	—	(51)
Miscellaneous income, net	51	848	738	648
Other income, net	1,150	2,128	3,332	6,045
Total other income, net	$5,172	$4,047	$10,300	$6,041

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

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

Interest earned on the Company’s notes receivable and other interest includes interest earned on notes receivable and on the Company’s unimproved land contribution to the unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. See Note 4. Joint Ventures and Note 8. Other Assets for additional information.

Interest Expense

Interest expense includes interest incurred related to the Company’s project financing, Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases. Interest expense also includes amortization of debt discount and premium and debt issuance costs. Discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

During the three months ended September 30, 2023 and 2022, the Company capitalized $0.1 million and $0.9 million, respectively, in interest related to projects under development or construction. During the nine months ended September 30, 2023 and 2022, the Company capitalized $2.6 million and $1.8 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures for both the three months ended September 30, 2023 and 2022, include a gain of less than $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2023 and 2022, include a gain of $0.6 million and $0.2 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. The three and nine months ended September 30, 2022, include a gain of $1.4 million on land and impact fees contributed to the Company’s unconsolidated Pier Park RI JV. The nine months ended September 30, 2022, also include a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in income from unconsolidated joint ventures during the three months ended September 30, 2023 and 2022, includes $8.8 million and $2.2 million of income, respectively, related to the Latitude Margaritaville Watersound JV. Equity in income from unconsolidated joint ventures during the nine months ended September 30, 2023 and 2022, includes $18.6 million and $2.5 million of income, respectively, related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recovery, loss from hurricane damage and other income and expense items. Prior to optional prepayment, in full, of the installment notes in August 2023, the Company recorded the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method. See Note 8. Other Assets for additional information. During the three and nine months ended September 30, 2022, the Company had a gain on insurance recovery of $0.9 million and $4.2 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. In November 2022, the Company closed out the claim related to Hurricane Michael.

Miscellaneous income, net during the three and nine months ended September 30, 2023, includes $0.5 million and $1.1 million, respectively, the Company received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant (“TRBG”) program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. The Company has met all requirements related to the TRBG program as of September 30, 2023. Miscellaneous income, net during the nine months ended September 30, 2023, also includes a $0.4 million gain on retained interest investment. Miscellaneous income, net during the three and nine months ended September 30, 2023, includes $0.4 million and $0.6 million, respectively, of expense for cleanup of damaged timber as a result of Hurricane Michael. Miscellaneous income, net during the three and nine months ended September 30, 2022, includes a $0.3 million and $1.0 million, respectively, gain on retained interest investment and $0.8 million and $1.8 million, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income, net during the nine months ended September 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

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

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating revenue:
Residential	$35,509	$15,050	$126,946	$70,774
Hospitality	47,999	29,047	118,466	74,654
Commercial	16,377	12,618	53,684	43,340
Other	1,505	861	3,451	1,929
Consolidated operating revenue	$101,390	$57,576	$302,547	$190,697

Income (loss) before income taxes:
Residential (a)	$24,231	$10,654	$79,333	$38,577
Hospitality	1,174	4,404	1,296	9,187
Commercial (b) (c)	653	2,291	7,128	12,444
Other (d)	(593)	(1,125)	(4,030)	(2,961)
Consolidated income before income taxes	$25,465	$16,224	$83,727	$57,247

(a)	The three months ended September 30, 2023 and 2022, includes $8.8 million and $2.2 million, respectively, of equity in income from unconsolidated joint ventures related to the Latitude Margaritaville Watersound JV. The nine months ended September 30, 2023 and 2022, includes $18.6 million and $2.5 million, respectively, of equity in income from unconsolidated joint ventures related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.
(b)	The three and nine months ended September 30, 2022, include a gain of $1.4 million on land and impact fees contributed to the unconsolidated Pier Park RI JV. See Note 4. Joint Ventures and Note 16. Other Income, Net for additional information.
(c)	The nine months ended September 30, 2022, include a gain of $0.4 million on land contributed to the unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 16. Other Income, Net for additional information.
(d)	The three and nine months ended September 30, 2022, include a gain on insurance recovery of $0.9 million and $4.2 million, respectively, related to Hurricane Michael. See Note 16. Other Income, Net for additional information.

	September 30,	December 31,
	2023	2022
Total assets:
Residential	$234,802	$225,854
Hospitality	478,357	425,529
Commercial	510,131	470,629
Other	318,816	308,827
Total assets	$1,542,106	$1,430,839

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both September 30, 2023 and December 31, 2022. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of September 30, 2023 and December 31, 2022, there was no balance outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

As of September 30, 2023 and December 31, 2022, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $41.0 million and $38.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $17.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2023, the Company had a total of $58.8 million in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal balance, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. Effective July 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. As of September 30, 2023 and December 31, 2022, $13.6 million and $13.8 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of September 30, 2023 and December 31, 2022, $10.8 million and $30.0 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. Effective July 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of September 30, 2023 and December 31, 2022, $34.7 million and $21.3 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In September 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of September 30, 2023 and December 31, 2022, $4.0 million and $0.8 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both September 30, 2023 and December 31, 2022. As of both September 30, 2023 and December 31, 2022, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

19. Subsequent Event

On October 25, 2023, the Company’s Board of Directors declared a cash dividend of $0.12 per share on the Company’s common stock, payable on December 8, 2023 to shareholders of record at the close of business on November 9, 2023.

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

Highlights for the third quarter of 2023 compared to the third quarter of 2022 include:

●	Quarterly net income attributable to the Company increased by 57.2% to $19.4 million compared to $12.3 million.
●	Quarterly revenue increased by 76.0% to $101.4 million from $57.6 million.
●	Real estate revenue increased by 130.6% to $39.9 million from $17.3 million.
●	Hospitality revenue increased by 63.4% to a quarterly record of $47.4 million from $29.0 million.
●	Leasing revenue increased by 29.7% to $13.1 million from $10.1 million. As of September 30, 2023, the 1,082,000 of net rentable square feet were 96% leased.
●	Homesite closings volume increased 225.6% to 254 homesites from 78 homesites.
●	Latitude Margaritaville Watersound JV, an unconsolidated joint venture, completed home sale transactions increased by 61.5% to 189 homes as compared to 117 homes.

Market Conditions

Throughout the first nine months of 2023, we continued to generate positive financial results. While macroeconomic factors such as inflation, rising interest rates and insurance costs, supply chain disruptions, financial institution disruptions and geopolitical conflicts, among other things, have created economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily the result of the continued growth of Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across our segments, we also continue to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended the time to complete hospitality and commercial projects. In addition, inflation and rising insurance costs and interest rates, have increased operating costs and loan rates, as compared to prior periods. In addition, while rising interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into our markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have also not led to increased cancellation rates as homebuilders have continued to perform on their contractual obligations with us.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may also impact revenue and margins period over period, as discussed in more detail below.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment Operating Revenue
Residential	35.0%	26.1%	42.0%	37.1%
Hospitality	47.3%	50.5%	39.2%	39.2%
Commercial	16.2%	21.9%	17.7%	22.7%
Other	1.5%	1.5%	1.1%	1.0%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of September 30, 2023, the unconsolidated Latitude Margaritaville Watersound JV had 632 homes under contract, which are expected to result in a sales value of approximately $330.4 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering or	Entitlements with
Community/Project	Location	Development	Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	58	266	104	428
College Station	Bay County, FL	—	58	265	323
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,080	426	1,129	2,635
Salt Creek at Mexico Beach (b)	Bay County, FL	—	92	275	367
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	36	82	118
Park Place	Bay County, FL	46	—	191	237
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	10	80	920	1,010
SummerCamp Beach (b)	Franklin County, FL	27	13	260	300
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	153	144	560	857
Ward Creek (d)	Bay County, FL	474	316	601	1,391
Watersound Camp Creek (f)	Walton County, FL	81	—	—	81
Watersound Origins (f)	Walton County, FL	287	—	—	287
Watersound Origins West (d)	Walton County, FL	38	234	1,694	1,966
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	109	549	317	975
Total Homesites		2,363	3,282	16,576	22,221
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of September 30, 2023, we had nineteen different homebuilders within our residential communities. As of September 30, 2023, we had 1,575 residential homesites under contract, which are expected to result in revenue of approximately $135.5 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of September 30, 2022, we had 2,376 residential homesites under contract, with an expected revenue of approximately $186.3 million, plus residuals. The change in homesites under contract is due to increased homesite transactions in the first nine months of 2023 and amount of remaining homesites in current phases of the residential communities. There were no cancellations of any contracts held by builders in the current period. The number of homesites under contract is subject to change based on homesite closings and new sales activity. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact quarterly results. As of September 30, 2023, in addition to the 1,575 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 632 homes under contract, which together with the 1,575 homesites are expected to result in a sales value of approximately $465.9 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue from membership sales, membership reservations, golf courses, lodging at our hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations that include boat slip rentals, boat storage fees and fuel sales, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to loans as described in Note 9. Debt, Net.

Watersound Club provides club members and guests of some of our hotels access to our member facilities, which include Camp Creek golf course and amenities, Shark’s Tooth golf course and tennis center, Watersound Beach Club and a Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include a private beach club located on Scenic Highway 30A, with over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, tennis center, a full club house, a pro shop, as well as two food and beverage outlets. Camp Creek includes an 18-hole golf course, health and wellness center, three restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields.

Watersound Origins includes an executive golf course, resort-style pool, fitness center, two tennis courts and a private dock located in the community. Access to these amenities is reserved to Watersound Origins and Watersound Origins West members consisting of the communities’ residents. The golf course is available for public play.

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

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
Camp Creek Inn (b)	Walton County, FL	75	—	75
WaterColor Inn (c)	Walton County, FL	67	—	67
The Pearl Hotel (d)	Walton County, FL	55	—	55
WaterSound Inn	Walton County, FL	11	—	11
The Lodge 30A (e)	Walton County, FL	85	—	85
Home2 Suites by Hilton Santa Rosa Beach (b)	Walton County, FL	107	—	107
Embassy Suites by Hilton Panama City Beach Resort (f)	Bay County, FL	255	—	255
Hilton Garden Inn Panama City Airport	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (g)	Bay County, FL	131	—	131
Hotel Indigo Panama City Marina (b)	Bay County, FL	124	—	124
TownePlace Suites by Marriott Panama City Beach Pier Park (h)	Bay County, FL	124	—	124
Total operational rooms		1,177	—	1,177

Under Development/Construction
Residence Inn by Marriott, Panama City Beach, Florida (i)	Bay County, FL	—	121	121
Total rooms under development/construction		—	121	121
Total rooms		1,177	121	1,298
(a)	Includes hotels currently in operation or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel opened in June 2023.
(c)	Seven additional suites were completed in June 2022.
(d)	We acquired the hotel in December 2022. The hotel was previously owned by a third party, but operated by our hospitality segment.
(e)	The hotel opened in February 2023.
(f)	The hotel opened in April 2023.
(g)	The hotel opened in March 2022.
(h)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.
(i)	The hotel is under development with our JV partner. Once complete, the hotel will be operated by our JV partner. The Pier Park RI JV is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment.

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

The commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment also generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and/or entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Some of our JV assets and other assets incur interest and financing expenses related to loans as described in Note 9. Debt, Net.

The commercial segment’s portfolio of leasable properties continues to expand and diversify. Through wholly-owned subsidiaries and consolidated and unconsolidated JVs we are in the process of constructing or renovating 156 multi-family units and 148 senior living units, in addition to the 972 multi-family units and 107 senior living units that have been completed.

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			September 30, 2023			December 31, 2022
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings	Bay County, FL	240	240	226	94%	240	228	95%
Pier Park Crossings Phase II	Bay County, FL	120	120	116	97%	120	115	96%
Watersound Origins Crossings	Walton County, FL	217	217	199	92%	217	199	92%
North Bay Landing (a)	Bay County, FL	240	240	224	93%	120	94	78%
Mexico Beach Crossings (b)	Bay County, FL	216	72	34	47%	—	—	N/A %
Origins Crossings Townhomes	Walton County, FL	64	64	44	69%	48	33	69%
WindMark Beach (c)	Gulf County, FL	31	19	10	53%	12	10	83%
Total multi-family units		1,128	972	853	88%	757	679	90%

Senior living communities
Watercrest	Walton County, FL	107	107	107	100%	107	88	82%
Watersound Fountains (d)	Walton County, FL	148	—	—	N/A %	—	—	N/A %
Total senior living units		255	107	107	100%	107	88	82%
Total units		1,383	1,079	960	89%	864	767	89%
(a)	Construction was completed in the second quarter of 2023.
(b)	Construction began in the first quarter of 2022 and is ongoing.
(c)	As of September 30, 2023 and December 31, 2022, we were in the process of converting 12 and 19 units, respectively, for long-term rental use, which were not available for lease due to renovation.
(d)	Construction began in the second quarter of 2021 and is ongoing. Once complete, the senior living community will be operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units adjacent to the Watersound Town Center. North Bay Landing includes 240 completed apartment units in Panama City, Florida. Origins Crossings Townhomes includes 64 completed units near the Watersound Town Center. The WindMark Beach community includes 19 completed long-term rental units and 12 units in the process of being converted from short-term to long-term rental units in Port St. Joe, Florida. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have a multi-family community and senior living community under construction. Mexico Beach Crossings, planned for 216 apartment units, with 72 units completed as of September 30, 2023, is located in Mexico Beach, Florida.

Watersound Fountains, an unconsolidated JV, planned for 148 independent living units, is located near the Watersound Town Center the Watersound Origins residential community. We have additional multi-family communities in various stages of planning.

Our leasing portfolio consists of approximately 1,082,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. This includes our consolidated Pier Park North JV. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Panama City Beach, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		September 30, 2023		December 31, 2022
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North	Bay County, FL	320,310	100%	320,310	97%
VentureCrossings	Bay County, FL	303,605	100%	303,605	96%
Watersound Town Center (a) (b)	Walton County, FL	137,892	83%	89,662	99%
Beckrich Office Park (b) (c)	Bay County, FL	78,322	97%	78,294	99%
Watersound Self-Storage	Walton County, FL	67,694	91%	67,694	87%
WindMark Beach Town Center (b) (d)	Gulf County, FL	44,748	71%	44,748	71%
WaterColor Town Center (b)	Walton County, FL	22,199	99%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (b)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park (e)	Walton County, FL	11,570	88%	11,570	100%
WaterSound Gatehouse (b)	Walton County, FL	10,271	100%	10,271	100%
Other (f)	Bay, Gulf and Walton Counties, FL	34,224	100%	34,224	100%
		1,081,988	96%	1,033,730	95%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Includes net rentable square feet of 6,752 within our residential segment. Included in net rentable square feet as of September 30, 2023, is 2,137 square feet leased to a consolidated JV.
(b)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(c)	Included in net rentable square feet as of September 30, 2023 and December 31, 2022, is 1,500 square feet leased to a consolidated JV.
(d)	Included in net rentable square feet as of September 30, 2023 and December 31, 2022, is 13,808 square feet of unfinished space.
(e)	Included in net rentable square feet as of December 31, 2022, is 1,364 square feet leased to a consolidated JV.
(f)	Includes various other properties, each with less than 10,000 net rentable square feet.

We have other commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings in various stages of planning.

		September 30, 2023
	Location	Completed Net Rentable Square Feet	Percentage Leased		Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center	Walton County, FL	137,892	83%		16,020	246,088	400,000
Watersound West Bay Center	Bay County, FL	—	N/A	%	—	500,000	500,000
FSU/TMH Medical Campus	Bay County, FL	—	N/A	%	80,300	239,700	320,000
		137,892	83%		96,320	985,788	1,220,000
*	Total square feet are based on current estimates and are subject to change.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in these policies during the first nine months of 2023, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	In millions
Revenue:
Real estate revenue	$39.9	$17.3	$144.3	$82.1
Hospitality revenue	47.4	29.0	117.0	74.9
Leasing revenue	13.1	10.1	37.2	28.2
Timber revenue	1.0	1.2	4.0	5.5
Total revenue	101.4	57.6	302.5	190.7
Expenses:
Cost of real estate revenue	21.1	7.2	72.5	35.3
Cost of hospitality revenue	36.1	22.0	92.4	58.2
Cost of leasing revenue	6.8	4.9	18.7	12.6
Cost of timber revenue	0.2	0.2	0.6	0.6
Corporate and other operating expenses	6.2	5.3	17.4	16.5
Depreciation, depletion and amortization	10.7	5.8	27.5	16.3
Total expenses	81.1	45.4	229.1	139.5
Operating income	20.3	12.2	73.4	51.2
Other income (expense):
Investment income, net	3.6	2.7	9.8	7.5
Interest expense	(8.4)	(4.7)	(21.8)	(13.0)
Gain on contributions to unconsolidated joint ventures	0.1	1.4	0.6	2.0
Equity in income from unconsolidated joint ventures	8.7	2.5	18.4	3.4
Other income, net	1.2	2.1	3.3	6.1
Total other income, net	5.2	4.0	10.3	6.0
Income before income taxes	25.5	16.2	83.7	57.2
Income tax expense	(6.8)	(4.1)	(21.7)	(14.6)
Net income	$18.7	$12.1	$62.0	$42.6

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	% (a)	2022	% (a)	2023	% (a)	2022	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$35.5	89.0%	$15.0	86.7%	$126.9	87.9%	$70.7	86.1%
Commercial and rural real estate revenue	3.1	7.8%	1.5	8.7%	14.2	9.9%	9.6	11.7%
Other revenue	1.3	3.2%	0.8	4.6%	3.2	2.2%	1.8	2.2%
Real estate revenue	$39.9	100.0%	$17.3	100.0%	$144.3	100.0%	$82.1	100.0%

Gross profit:
Residential real estate	$16.4	46.2%	$9.1	60.7%	$62.3	49.1%	$39.1	55.3%
Commercial and rural real estate	1.8	58.1%	0.7	46.7%	8.2	57.7%	7.2	75.0%
Other	0.6	46.2%	0.3	37.5%	1.3	40.6%	0.5	27.8%
Gross profit	$18.8	47.1%	$10.1	58.4%	$71.8	49.8%	$46.8	57.0%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2023, residential real estate revenue increased $20.5 million, or 136.7%, to $35.5 million, as compared to $15.0 million during the same period in 2022. During the three months ended September 30, 2023, residential real estate gross profit increased $7.3 million to $16.4 million (or gross margin of 46.2%), as compared to $9.1 million (or gross margin of 60.7%) during the same period in 2022. During the three months ended September 30, 2023, we sold 254 homesites and had no unimproved residential land sales, compared to 78 homesites and an unimproved residential land sale of $0.9 million during the same period in 2022. During the three months ended September 30, 2023 and 2022, the average base revenue, excluding homesite residuals, per homesite sold was approximately $103,000 and $141,000, respectively. The decrease in average base revenue per homesite sold during the current period was due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

During the nine months ended September 30, 2023, residential real estate revenue increased $56.2 million, or 79.5%, to $126.9 million, as compared to $70.7 million during the same period in 2022. During the nine months ended September 30, 2023, residential real estate gross profit increased $23.2 million to $62.3 million (or gross margin of 49.1%), as compared to $39.1 million (or gross margin of 55.3%) during the same period in 2022. During the nine months ended September 30, 2023, we sold 881 homesites and had unimproved residential land sales of $0.6 million, compared to 490 homesites and unimproved residential land sales of $1.1 million during the same period in 2022. During the nine months ended September 30, 2023 and 2022, the average base revenue, excluding homesite residuals, per homesite sold was approximately $105,000 and $117,000, respectively. The decrease in average base revenue per homesite sold during the current period was due to the mix of sales from different communities. The current period homesite sales also include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, compared to 42 in the prior period, which reduced the average price per homesite. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During the three months ended September 30, 2023, we had five commercial and rural real estate sales totaling approximately 29 acres for $3.1 million and land improvement services of less than $0.1 million, together resulting in a gross profit of $1.8 million (or gross margin of 58.1%). During the three months ended September 30, 2022, we had nine commercial and rural real estate sales totaling approximately 18 acres for $1.4 million and land improvement services of $0.1 million, together resulting in a gross profit of $0.7 million (or gross margin of 46.7%).

During the nine months ended September 30, 2023, we had twenty-one commercial and rural real estate sales totaling approximately 212 acres for $13.9 million and land improvement services of $0.3 million, together resulting in a gross profit of $8.2 million (or gross margin of 57.7%). During the nine months ended September 30, 2022, we had twenty-one commercial and rural real estate sales totaling approximately 194 acres for $8.7 million and land improvement services of $0.9 million, together resulting in a gross profit of $7.2 million (or gross margin of 75.0%). Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial, rural and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title insurance business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Hospitality revenue	$47.4	$29.0	$117.0	$74.9
Gross profit	$11.3	$7.0	$24.6	$16.7
Gross margin	23.8%	24.1%	21.0%	22.3%

Hospitality revenue increased $18.4 million, or 63.4%, to $47.4 million during the three months ended September 30, 2023, as compared to $29.0 million in the same period in 2022. The increase in hospitality revenue was primarily related to the continued increase of club members and opening of new Camp Creek amenities in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was related to The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023; and Camp Creek Inn, which opened in June 2023. The increase in hospitality revenue was also due to the opening of a standalone restaurant and marinas in 2022. Hospitality had a gross margin of 23.8% during the three months ended September 30, 2023, compared to 24.1% during the same period in 2022.

Hospitality revenue increased $42.1 million, or 56.2%, to $117.0 million during the nine months ended September 30, 2023, as compared to $74.9 million in the same period in 2022. The increase in hospitality revenue was primarily related to the continued increase of club members and opening of new Camp Creek amenities in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was related to The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023; Homewood Suites by Hilton Panama City Beach, which opened in March 2022; new WaterColor Inn suites, which opened in June 2022; and Camp Creek Inn, which opened in June 2023. The increase in hospitality revenue was also due to the opening of a standalone restaurant and marinas. As of September 30, 2023, Watersound Club had 3,088 members, compared with 2,573 members as of September 30, 2022, an increase of 515 members. Hospitality had a gross margin of 21.0% during the nine months ended September 30, 2023, compared to 22.3% during the same period in 2022. The decrease in gross margin was primarily due to the opening costs associated with the opening of five new hotels in the current period.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Leasing revenue	$13.1	$10.1	$37.2	$28.2
Gross profit	$6.3	$5.2	$18.5	$15.6
Gross margin	48.1%	51.5%	49.7%	55.3%

Leasing revenue increased $3.0 million, or 29.7%, to $13.1 million during the three months ended September 30, 2023, as compared to $10.1 million in the same period in 2022. Leasing revenue increased $9.0 million, or 31.9%, to $37.2 million during the nine months ended September 30, 2023, as compared to $28.2 million in the same period in 2022. The increase was primarily due to new multi-family, senior living and marina leases, as well as other new leases. Leasing gross margin was 48.1% during the three months ended September 30, 2023, as compared to 51.5% during the same period in 2022. Leasing gross margin was 49.7% during the nine months ended September 30, 2023, as compared to 55.3% during the same period in 2022. The decrease in gross margin was primarily due to increased operating costs, as well as start-up and lease-up expenses in the current periods.

Timber Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Timber revenue	$1.0	$1.2	$4.0	$5.5
Gross profit	$0.8	$1.0	$3.4	$4.9
Gross margin	80.0%	83.3%	85.0%	89.1%

Timber revenue decreased $0.2 million, or 16.7%, to $1.0 million during the three months ended September 30, 2023, as compared to $1.2 million in the same period in 2022. The decrease was primarily due to a decrease in the tons of wood products sold and the sales mix of different wood products. There were 48,000 tons of wood products sold at an average price per ton of $17.77, during the three months ended September 30, 2023, as compared to 60,000 tons of wood products sold at an average price per ton of $17.43, during the same period in 2022. Timber gross margin was 80.0% during the three months ended September 30, 2023, as compared to 83.3% during the same period in 2022. The decrease was primarily due to less tons of wood products sold in the current period.

Timber revenue decreased $1.5 million, or 27.3%, to $4.0 million during the nine months ended September 30, 2023, as compared to $5.5 million in the same period in 2022. The decrease was primarily due to a decrease in prices, partially offset by an increase in tons of wood products sold in the current period. There were 216,000 tons of wood products sold at an average price per ton of $16.62 during the nine months ended September 30, 2023, as compared to 213,000 tons of wood products sold at an average price per ton of $23.71, during the same period in 2022. Timber gross margin was 85.0% during the nine months ended September 30, 2023, as compared to 89.1% during the same period in 2022. The decrease was primarily due to lower prices in the current period.

Corporate and Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Employee costs	$2.5	$2.3	$7.8	$7.1
Property taxes and insurance	1.8	1.6	4.6	4.2
Professional fees	1.1	0.8	2.8	2.7
Marketing and owner association costs	0.3	0.2	0.7	0.7
Occupancy, repairs and maintenance	0.1	0.1	0.3	0.6
Other miscellaneous	0.4	0.3	1.2	1.2
Total corporate and other operating expenses	$6.2	$5.3	$17.4	$16.5

Corporate and other operating expenses increased $0.9 million during both the three and nine months ended September 30, 2023, as compared to the same periods in 2022, primarily due to employee costs related to restricted stock awards, property taxes and professional fees. See Note 14. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $4.9 million and $11.2 million during the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Interest, dividend and accretion income	$0.8	$0.4	$2.0	$0.7
Unrealized gain on investments, net	—	—	—	0.1
Interest income from investments in special purpose entities	2.0	2.0	6.0	6.0
Interest earned on notes receivable and other interest	0.8	0.3	1.8	0.7
Total investment income, net	$3.6	$2.7	$9.8	$7.5

Investment income, net increased $0.9 million to $3.6 million for the three months ended September 30, 2023, as compared to $2.7 million in the same period in 2022. Investment income, net increased $2.3 million to $9.8 million for the nine months ended September 30, 2023, as compared to $7.5 million in the same period in 2022. The increases were primarily due to higher interest rates earned on our investments and cash equivalents in the current periods. The increases were also due to interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV related to increased home sales transactions in the community in the current periods. See Note 4. Joint Ventures for additional information.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Interest incurred for project financing and other interest expense	$6.2	$2.5	$15.2	$6.4
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2	6.6	6.6
Total interest expense	$8.4	$4.7	$21.8	$13.0

Interest expense increased $3.7 million, or 78.7%, to $8.4 million during the three months ended September 30, 2023, as compared to $4.7 million in the same period in 2022. Interest expense increased $8.8 million, or 67.7%, to $21.8 million during the nine months ended September 30, 2023, as compared to $13.0 million in the same period in 2022. The increase in interest expense is primarily related to the increase in project financing and higher interest rates. See Note 9. Debt, Net for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures includes gain on land and additional infrastructure improvements contributed to our unconsolidated JVs as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Latitude Margaritaville Watersound JV (a)	$0.1	$—	$0.6	$0.2
Pier Park RI JV (b)	—	1.4	—	1.4
Electric Cart Watersound JV (c)	—	—	—	0.4
Gain on Contributions to Unconsolidated Joint Ventures	$0.1	$1.4	$0.6	$2.0
(a)	The three months ended September 30, 2023 and 2022, include a gain of less than $0.1 million, during each period, on additional infrastructure improvements contributed. The nine months ended September 30, 2023 and 2022, include a gain of $0.6 million and $0.2 million, respectively, on additional infrastructure improvements contributed.
(b)	The three and nine months ended September 30, 2022, include a gain of $1.4 million on land and impact fees contributed.
(c)	The nine months ended September 30, 2022, include a gain of $0.4 million on land contributed.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated joint ventures accounted for by the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Latitude Margaritaville Watersound JV (a)	$8.7	$2.2	$18.5	$2.5
Sea Sound JV (b)	—	—	(0.1)	—
Watersound Fountains Independent Living JV (c)	(0.2)	—	(0.5)	—
Pier Park TPS JV	—	0.1	—	0.2
Busy Bee JV	0.1	0.2	0.2	0.6
Electric Cart Watersound JV	0.1	—	0.2	—
Watersound Management JV	—	—	0.1	0.1
Total equity in income from unconsolidated joint ventures	$8.7	$2.5	$18.4	$3.4
(a)	During the three months ended September 30, 2023 and 2022, the Latitude Margaritaville Watersound JV completed 189 and 117 homes sale transactions, respectively. During the nine months ended September 30, 2023 and 2022, the Latitude Margaritaville Watersound JV completed 502 and 200 homes sale transactions, respectively.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations. See Note 4. Joint Ventures.
(c)	The project is under construction.

Other Income, Net

Other income, net primarily includes income from our retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Accretion income from retained interest investments	$1.1	$0.4	$2.6	$1.3
Gain on insurance recoveries	—	0.9	—	4.2
Loss from hurricane damage	—	—	—	(0.1)
Miscellaneous income, net	0.1	0.8	0.7	0.7
Other income, net	$1.2	$2.1	$3.3	$6.1

Other income, net decreased $0.9 million to $1.2 million during the three months ended September 30, 2023, as compared to $2.1 million in the same period in 2022. Other income, net decreased $2.8 million to $3.3 million during the nine months ended September 30, 2023, as compared to $6.1 million in the same period in 2022. Accretion income from retained interest investments increased $0.7 million and $1.3 million during the three and nine months ended September 30, 2023, respectively, due to an agreement by all parties for an optional prepayment of the related bonds, in full, in August 2023, prior to the installment notes’ scheduled maturity in 2024. See Note 8. Other Assets for additional information. The three and nine months ended September 30, 2022, include a gain on insurance recovery of $0.9 million and $4.2 million, respectively, and loss from hurricane damage of less than $0.1 million during each period related to Hurricane Michael. In November 2022, we closed out the insurance claim related to Hurricane Michael and therefore will not receive additional proceeds in future periods.

Miscellaneous income, net during the three and nine months ended September 30, 2023, includes $0.5 million and $1.1 million, respectively, of income received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. Miscellaneous income, net during the nine months ended September 30, 2023, also includes a $0.4 million gain on retained interest investment. Miscellaneous income, net during the three and nine months ended September 30, 2023, includes $0.4 million and $0.6 million, respectively, of expense for cleanup of damaged timber as a result of Hurricane Michael. Miscellaneous income, net during the three and nine months ended September 30, 2022, includes a $0.3 million and $1.0 million, respectively, gain on retained interest investment and $0.8 million and $1.8 million, respectively, received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income, net during the nine months ended September 30, 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

Income Tax Expense

Income tax expense was $6.8 million during the three months ended September 30, 2023, as compared to $4.1 million during the same period in 2022. Our effective tax rate was 25.8% for the three months ended September 30, 2023, as compared to 25.2% during the same period in 2022.

Income tax expense was $21.7 million during the nine months ended September 30, 2023, as compared to $14.6 million during the same period in 2022. Our effective tax rate was 25.2% for the nine months ended September 30, 2023, as compared to 25.5% during the same period in 2022.

Our effective rate for the three and nine months ended September 30, 2023 and 2022, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent items. See Note 12. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Revenue:
Real estate revenue	$32.5	$13.8	$118.6	$65.0
Leasing revenue	—	—	—	0.1
Other revenue	3.0	1.2	8.3	5.7
Total revenue	35.5	15.0	126.9	70.8
Expenses:
Cost of real estate and other revenue	19.1	6.0	64.6	31.6
Other operating expenses	1.3	0.9	3.2	3.0
Depreciation, depletion and amortization	0.1	—	0.2	0.1
Total expenses	20.5	6.9	68.0	34.7
Operating income	15.0	8.1	58.9	36.1
Other income (expense):
Investment income, net	0.4	0.3	1.3	0.7
Interest expense	(0.1)	(0.1)	(0.3)	(0.4)
Gain on contributions to unconsolidated joint ventures	0.1	0.1	0.6	0.2
Equity in income from unconsolidated joint ventures	8.8	2.2	18.6	2.5
Other income (expense), net	—	—	0.2	(0.5)
Total other income, net	9.2	2.5	20.4	2.5
Income before income taxes	$24.2	$10.6	$79.3	$38.6

Real estate revenue includes sales of homesites and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Leasing revenue includes long-term leases of residential assets. Other revenue includes tap and impact fee credits sold and marketing fees. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. For the three months ended September 30, 2023 and 2022, real estate revenue includes estimated homesite residuals of $4.9 million and $1.0 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $1.5 million and $0.3 million, respectively. For the nine months ended September 30, 2023 and 2022, real estate revenue includes estimated homesite residuals of $20.0 million and $3.6 million, respectively, and other revenue includes estimated fees related to homebuilder homesite sales of $4.4 million and $1.1 million, respectively. The increase in estimated homesite residuals and fees related to homebuilder homesite sales was due to the mix and number of homesites sold per community in the current period. Cost of real estate revenue includes direct costs (e.g., development and construction costs), selling costs and other indirect costs.

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	254	$32.5	$18.0	$14.5	44.6%	78	$12.9	$5.5	$7.4	57.4%
Land sale	N/A	—	—	—	N/A %	N/A	0.9	—	0.9	100.0%
Total consolidated	254	$32.5	$18.0	$14.5	44.6%	78	$13.8	$5.5	$8.3	60.1%

Unconsolidated
Homes (a)	189					117
Total consolidated and unconsolidated	443					195
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $19.6 million, or 151.9%, during the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended September 30, 2023 and 2022, the average base revenue, excluding homesite residuals, per homesite sold was approximately $103,000 and $141,000, respectively. The decrease in average base revenue per homesite sold during the current period was due to the mix of sales from different communities. Gross margin decreased to 44.6% during the three months ended September 30, 2023, as compared to 57.4% during the same period in 2022, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the three months ended September 30, 2023, we did not have any unimproved residential land sales. During the three months ended September 30, 2022, we had unimproved residential land sales of $0.9 million, with de minimis cost of revenue.

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

Gain on contributions to unconsolidated joint ventures for both the three months ended September 30, 2023 and 2022, includes a gain of less than $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated joint ventures accounted for by the equity method. Equity in income from unconsolidated joint ventures increased $6.6 million during the three months ended September 30, 2023, as compared to the same period in 2022. The increase was due to the completion of 189 home sale transactions by the Latitude Margaritaville Watersound JV during the three months ended September 30, 2023, compared to 117 home sale transactions during the same period in 2022. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	881	$118.0	$60.9	$57.1	48.4%	490	$63.9	$29.5	$34.4	53.8%
Land sales	N/A	0.6	0.1	0.5	83.3%	N/A	1.1	—	1.1	100.0%
Total consolidated	881	$118.6	$61.0	$57.6	48.6%	490	$65.0	$29.5	$35.5	54.6%

Unconsolidated
Homes (b)	502					200
Total consolidated and unconsolidated	1,383					690
(a)	The nine months ended September 30, 2023 and 2022, includes 100 and 42 entitled but undeveloped homesites, respectively, sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $54.1 million, or 84.7%, during the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the nine months ended September 30, 2023 and 2022, the average base revenue, excluding homesite residuals, per homesite sold was approximately $105,000 and $117,000, respectively. The decrease in average base revenue per homesite sold during the current period was due to the mix of sales from different communities. The current period homesite sales also include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, compared to 42 in the prior period, which reduced the average price per homesite. Gross margin decreased to 48.4% during the nine months ended September 30, 2023, as compared to 53.8% during the same period in 2022, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the nine months ended September 30, 2023, we had unimproved residential land sales of $0.6 million, resulting in a gross margin of approximately 83.3%. During the nine months ended September 30, 2022, we had unimproved residential land sales of $1.1 million, with de minimis cost of revenue.

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

Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2023 and 2022, includes a gain of $0.6 million and $0.2 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated joint ventures accounted for by the equity method. Equity in income from unconsolidated joint ventures increased $16.1 million during the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was due to the completion of 502 home sale transactions by the Latitude Margaritaville Watersound JV during the nine months ended September 30, 2023, compared to 200 home sale transactions during the same period in 2022. See Note 4. Joint Ventures for additional information.

Other income (expense), net for the nine months ended September 30, 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Revenue:
Hospitality revenue	$47.4	$28.8	$117.0	$74.4
Leasing revenue	0.6	0.2	1.5	0.3
Total revenue	48.0	29.0	118.5	74.7
Expenses:
Cost of hospitality revenue	36.1	21.8	92.4	57.7
Cost of leasing revenue	0.8	0.3	1.8	0.5
Other operating expenses	0.6	0.2	1.2	0.8
Depreciation, depletion and amortization	6.4	2.4	15.4	6.5
Total expenses	43.9	24.7	110.8	65.5
Operating income	4.1	4.3	7.7	9.2
Other (expense) income:
Interest expense	(3.0)	(0.5)	(6.4)	(1.0)
Other income, net	0.1	0.6	—	1.0
Total other (expense) income, net	(2.9)	0.1	(6.4)	—
Income before income taxes	$1.2	$4.4	$1.3	$9.2

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
					Gross
		Gross	Gross		Profit	Gross
	Revenue	Profit	Margin	Revenue	(Deficit)	Margin

	In millions
Clubs (a)	$14.7	$3.2	21.8%	$10.8	$3.5	32.4%
Hotels	29.0	7.2	24.8%	14.9	3.6	24.2%
Other	3.7	0.9	24.3%	3.1	(0.1)	(3.2)%
Total	$47.4	$11.3	23.8%	$28.8	$7.0	24.3%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Revenue from our clubs increased $3.9 million, or 36.1%, during the three months ended September 30, 2023, as compared to the same period in 2022. The increase in revenue in the current period was due to increases in the number of club members and membership revenue, as well as the opening of new Camp Creek amenities in April 2023 and Camp Creek Inn in June 2023. Our clubs gross margin was 21.8% during the three months ended September 30, 2023, compared to 32.4% during the same period in 2022. The decrease in gross margin was primarily due to opening and ongoing operating costs for the new Camp Creek Inn and amenities during the current period.

Revenue from our hotel operations increased $14.1 million, or 94.6%, during the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in lodging revenue from The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; and Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023. Hotels had a gross margin of 24.8% for the three months ended September 30, 2023, compared to 24.2% during the same period in 2022.

Revenue from other hospitality operations increased $0.6 million, or 19.4%, during the three months ended September 30, 2023, as compared to the same period in 2022. The increase in other hospitality revenue was primarily related to revenue from a new standalone restaurant, which opened in August 2022, Point South Marina Bay Point, which reopened in the third quarter of 2022 and Point South Marina Port St. Joe, which reopened in the fourth quarter of 2022. Our other hospitality operations had a gross margin of 24.3% during the three months ended September 30, 2023, compared to a negative gross margin of 3.2% during the same period in 2022. The increase in gross margin was due to new assets being operational in the current period, compared to the prior period.

Leasing revenue includes marina boat slip and dry storage rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $4.0 million in depreciation, depletion and amortization expense during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $2.5 million in interest expense during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in project financing and higher interest rates. See Note 9. Debt, Net for additional information.

Other income, net for the three months ended September 30, 2022, includes $0.8 million of income received from the Pier Park CDD for repayment of subordinated notes.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table sets forth details of our hospitality segment consolidated revenue and cost of revenue:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$38.2	$10.0	26.2%	$30.6	$9.0	29.4%
Hotels	69.4	12.7	18.3%	36.5	7.5	20.5%
Other	9.4	1.9	20.2%	7.3	0.2	2.7%
Total	$117.0	$24.6	21.0%	$74.4	$16.7	22.4%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Revenue from our clubs increased $7.6 million, or 24.8%, during the nine months ended September 30, 2023, as compared to the same period in 2022. The increase in revenue in the current period was due to increases in the number of club members and membership revenue, as well as the opening of new Camp Creek amenities in April 2023 and Camp Creek Inn in June 2023. As of September 30, 2023, Watersound Club had 3,088 members, compared with 2,573 members as of September 30, 2022, an increase of 515 members. Our clubs gross margin was 26.2% during the nine months ended September 30, 2023, compared to 29.4% during the same period in 2022. The decrease in gross margin was primarily due to the opening costs associated with the opening of new assets in the current period.

Revenue from our hotel operations increased $32.9 million, or 90.1%, during the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in lodging revenue from The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023; Homewood Suites by Hilton Panama City Beach, which opened in March 2022; and new WaterColor Inn suites, which opened in June 2022. Hotels had a gross margin of 18.3% for the nine months ended September 30, 2023, compared to 20.5% during the same period in 2022. The decrease in gross margin was primarily due to the opening costs associated with the opening of new hotels in the current period.

Revenue from other hospitality operations increased $2.1 million, or 28.8%, during the nine months ended September 30, 2023, as compared to the same period in 2022. The increase in other hospitality revenue was primarily related to revenue from a new standalone restaurant, which opened in August 2022, Point South Marina Bay Point, which reopened in the third quarter of 2022 and Point South Marina Port St. Joe, which reopened in the fourth quarter of 2022. Our other hospitality operations had a gross margin of 20.2% during the nine months ended September 30, 2023, compared to 2.7% during the same period in 2022. The increase in gross margin was due to new assets being operational in the current period, compared to the prior period. We had minimal revenue from our marinas during the nine months ended September 30, 2022, due to reconstruction after Hurricane Michael.

Leasing revenue includes marina boat slip and dry storage rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $8.9 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $5.4 million in interest expense during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in project financing and higher interest rates. See Note 9. Debt, Net for additional information.

Other income, net for the nine months ended September 30, 2022, includes $1.8 million of income received from the Pier Park CDD for repayment of subordinated notes, partially offset by $0.6 million of expense for a homeowner’s association special assessment.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$5.4	$4.9	$16.0	$14.3
Multi-family leasing revenue	5.0	3.6	14.0	10.2
Senior living leasing revenue	1.9	1.3	5.4	3.3
Total leasing revenue	12.3	9.8	35.4	27.8
Commercial and rural real estate revenue	3.1	1.5	14.2	9.6
Timber revenue	1.0	1.2	4.0	5.5
Hospitality revenue	—	0.2	—	0.5
Total revenue	16.4	12.7	53.6	43.4
Expenses:
Cost of leasing revenue	5.9	4.5	16.6	11.9
Cost of commercial and rural real estate revenue	1.3	0.7	6.0	2.4
Cost of timber revenue	0.2	0.2	0.6	0.6
Cost of hospitality revenue	—	0.1	—	0.5
Other operating expenses	1.1	1.2	3.2	3.3
Depreciation, depletion and amortization	4.1	3.3	11.7	9.3
Total expenses	12.6	10.0	38.1	28.0
Operating income	3.8	2.7	15.5	15.4
Other (expense) income:
Interest expense	(3.1)	(1.9)	(8.4)	(5.0)
Gain on contributions to unconsolidated joint ventures	—	1.3	—	1.8
Equity in (loss) income from unconsolidated joint ventures	(0.1)	0.3	(0.2)	0.9
Other (expense) income, net	—	(0.1)	0.2	(0.7)
Total other expense, net	(3.2)	(0.4)	(8.4)	(3.0)
Income before income taxes	$0.6	$2.3	$7.1	$12.4

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$5.4	$3.5	64.8%	$4.9	$3.0	61.2%
Multi-family leasing	5.0	2.5	50.0%	3.6	2.1	58.3%
Senior living leasing	1.9	0.4	21.1%	1.3	0.2	15.4%
Total leasing	12.3	6.4	52.0%	9.8	5.3	54.1%
Commercial and rural real estate	3.1	1.8	58.1%	1.5	0.8	53.3%
Timber	1.0	0.8	80.0%	1.2	1.0	83.3%
Hospitality	—	—	N/A %	0.2	0.1	50.0%
Total	$16.4	$9.0	54.9%	$12.7	$7.2	56.7%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $2.5 million, or 25.5%, during the three months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to new multi-family and senior living leases, as well as other new leases. Leasing gross margin decreased to 52.0% during the three months ended September 30, 2023, as compared to 54.1% during the same period in 2022, primarily due to increased operating costs, as well as start-up and lease-up expenses in the current period.

During the three months ended September 30, 2023, we had five commercial and rural real estate sales totaling approximately 29 acres for $3.1 million and land improvement services of less than $0.1 million, together resulting in a gross margin of approximately 58.1%. During the three months ended September 30, 2022, we had nine commercial and rural real estate sales totaling approximately 18 acres for $1.4 million and land improvement services of $0.1 million, together resulting in a gross margin of approximately 53.3%.

Timber revenue decreased $0.2 million, or 16.7%, to $1.0 million during the three months ended September 30, 2023, as compared to $1.2 million in the same period in 2022. The decrease was primarily due to a decrease in the tons of wood products sold and the sales mix of different wood products. There were 48,000 tons of wood products sold during the three months ended September 30, 2023, as compared to 60,000 tons of wood products sold during the same period in 2022. The average price of wood product sold increased to $17.77 per ton during the three months ended September 30, 2023, as compared to $17.43 per ton during the same period in 2022. Timber gross margin was 80.0% during the three months ended September 30, 2023, as compared to 83.3% during the same period in 2022. The decrease was primarily due to less tons of wood products sold in the current period.

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.8 million in depreciation, depletion and amortization expense during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $1.2 million in interest expense during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in project financing and higher interest rates. See Note 9. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2022, includes a gain of $1.4 million on land contributed to our unconsolidated Pier Park RI JV. See Note 4. Joint Ventures for additional information.

Equity in (loss) income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table sets forth details of our commercial segment consolidated revenue and cost of revenue:

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$16.0	$9.7	60.6%	$14.3	$9.2	64.3%
Multi-family leasing	14.0	7.8	55.7%	10.2	6.4	62.7%
Senior living leasing	5.4	1.3	24.1%	3.3	0.3	9.1%
Total leasing	35.4	18.8	53.1%	27.8	15.9	57.2%
Commercial and rural real estate	14.2	8.2	57.7%	9.6	7.2	75.0%
Timber	4.0	3.4	85.0%	5.5	4.9	89.1%
Hospitality	—	—	N/A %	0.5	—	—%
Total	$53.6	$30.4	56.7%	$43.4	$28.0	64.5%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $7.6 million, or 27.3%, during the nine months ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to new multi-family and senior living leases, as well as other new leases. Total leasing gross margin decreased to 53.1% during the nine months ended September 30, 2023, as compared to 57.2% during the same period in 2022, primarily due to increased operating costs, as well as start-up and lease-up expenses in the current period. As of September 30, 2023, we had net rentable square feet of approximately 1,082,000, of which approximately 1,036,000 square feet were under lease. As of September 30, 2022, we had net rentable square feet of approximately 1,043,000, of which approximately 971,000 square feet were under lease. As of September 30, 2023, our consolidated entities had 1,079 multi-family and senior living units completed, of which 960 were leased, compared to 807 multi-family and senior living units completed, of which 718 were leased as of September 30, 2022 (excludes multi-family units for the unconsolidated Sea Sound JV, which sold its assets in November 2022).

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial, rural and other commercial uses. During the nine months ended September 30, 2023, we had twenty-one commercial and rural real estate sales totaling approximately 212 acres for $13.9 million and land improvement services of $0.3 million, together resulting in a gross margin of approximately 57.7%. During the nine months ended September 30, 2022, we had twenty-one commercial and rural real estate sales totaling approximately 194 acres for $8.7 million and land improvement services of $0.9 million, together resulting in a gross margin of approximately 75.0%. As our focus continues to evolve more towards recurring revenue from leasing operations, we expect to have limited commercial and rural real estate sales. Further, we may continue to transform and operate commercial properties for higher and better use.

Timber revenue decreased $1.5 million, or 27.3%, to $4.0 million during the nine months ended September 30, 2023, as compared to $5.5 million during the same period in 2022. The decrease was primarily due to a decrease in prices, partially offset by an increase in tons of wood products sold in the current period. There were 216,000 tons of wood products sold during the nine months ended September 30, 2023, as compared to 213,000 tons of wood products sold during the same period in 2022. The average price of wood product sold decreased to $16.62 per ton during the nine months ended September 30, 2023, as compared to $23.71 per ton during the same period in 2022. Timber gross margin was 85.0% during the nine months ended September 30, 2023, as compared to 89.1% during the same period in 2022. The decrease was primarily due to the lower prices in the current period.

The total tons sold and relative percentage of total tons sold by major type of wood product are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Pine pulpwood	15,000	31.3%	33,000	55.0%	93,000	43.1%	113,000	53.1%
Pine sawtimber	29,000	60.4%	27,000	45.0%	105,000	48.6%	95,000	44.6%
Pine grade logs	—	—%	—	—%	2,000	0.9%	2,000	0.9%
Other	4,000	8.3%	—	—%	16,000	7.4%	3,000	1.4%
Total	48,000	100.0%	60,000	100.0%	216,000	100.0%	213,000	100.0%

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $2.4 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $3.4 million in interest expense during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in project financing and higher interest rates. See Note 9. Debt, Net for additional information.

Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2022, includes a gain of $1.4 million on land contributed to our unconsolidated Pier Park RI JV and a $0.4 million gain on land contributed to our unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in (loss) income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. See Note 4. Joint Ventures for additional information.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $102.0 million, compared to $78.3 million as of December 31, 2022. In addition to cash and cash equivalents, we consider our investments classified as available-for-sale securities (“Securities”), as being generally available to meet our liquidity needs. Securities are not as liquid as cash and cash equivalents, but they are generally convertible into cash within a relatively short period of time. See Note 5. Investments for additional information regarding our investments.

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

During the nine months ended September 30, 2023, we invested a total of $176.3 million for capital expenditures, which includes $61.4 million for our residential segment, $59.7 million for our commercial segment, $54.3 million for our hospitality segment and $0.9 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, new and existing financing arrangements, cash on hand and cash equivalents. As of September 30, 2023, we had a total of $58.8 million, primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated joint ventures. See Note 4. Joint Ventures for additional information.

As of September 30, 2023 and December 31, 2022, we had various loans outstanding totaling $458.9 million and $391.4 million, respectively, with maturities from May 2024 through March 2064. As of September 30, 2023, the weighted average effective interest rate of total outstanding debt was 5.2%, of which 66.9% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 17.4 years. As of September 30, 2023 the weighted average rate on our variable rate loans was 7.6%. See Note 9. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of September 30, 2023 and December 31, 2022, $41.8 million and $42.6 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 9. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD. As of September 30, 2023 and December 31, 2022, $34.8 million and $35.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 9% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2019, the Watersound Origins Crossings JV entered into a $44.0 million loan, as amended. In March 2023, the Watersound Origins Crossings JV refinanced the Watersound Origins Crossings JV Loan that increased the principal amount of the loan, which had a balance of $44.0 million at the time of the refinance, to $52.9 million, fixed the interest rate to 5.0% and provides for monthly payments of principal and interest through maturity in April 2058. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through April 2033. As of September 30, 2023 and December 31, 2022, $52.7 million and $44.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. We incurred $0.9 million of additional loan cost due to the refinance. As a result of the refinance, the nine months ended September 30, 2023, include a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income. See Note 9. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of September 30, 2023 and December 31, 2022, $20.2 million and $21.0 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of SOFR plus 2.2% and matures in June 2047. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 9. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us. As of both September 30, 2023 and December 31, 2022, $5.0 million was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, as amended. As of September 30, 2023 and December 31, 2022, $22.3 million and $22.6 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us. As of both September 30, 2023 and December 31, 2022, $14.6 million was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%, and matures in March 2025. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests. As of September 30, 2023 and December 31, 2022, $52.1 million and $45.2 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.3%. See Note 6. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $16.1 million and $16.4 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% - 3% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan, which is guaranteed by us. As of both September 30, 2023 and December 31, 2022, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of SOFR plus 2.5%, with a floor of 2.9%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, with the project maintaining a certain debt service coverage. See Note 9. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of September 30, 2023 and December 31, 2022, $14.8 million and $13.3 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $26.8 million and $18.2 million, respectively, was outstanding on the North Bay Landing Loan. The loan bears interest at a rate of SOFR plus 2.6%, with a floor of 3.3%. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of SOFR plus 2.4%, with a floor of 3.1%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and will be further reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 9. Debt, Net for additional information. In May 2023, the Company began the process to refinance the North Bay Landing Loan with a loan commitment to be insured by HUD.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $28.0 million and $13.1 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047. In February 2023, the loan was amended, which modified the interest rate from LIBOR plus 2.1%, with a floor of 2.6%, to SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $10.6 million and $11.4 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 50% of the outstanding principal amount and will be further reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $18.3 million and $10.4 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.7%, with a floor of 2.7%, through October 2023 and SOFR plus 2.5%, with a floor of 2.5%, from November 2023 through maturity. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In January 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of September 30, 2023 and December 31, 2022, $41.4 million and $23.4 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan may not be prepaid prior to April 2024 and if any additional principal is prepaid from April 2024 through March 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In July 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $12.3 million and $5.2 million, respectively, was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In December 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of September 30, 2023 and December 31, 2022, $35.9 million and $37.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 5% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.9 million as of September 30, 2023. Total outstanding CDD debt related to our land holdings was $10.6 million as of September 30, 2023, which was comprised of $8.6 million at the SouthWood community, $1.9 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron community. We pay interest on this total outstanding CDD debt.

As of September 30, 2023, our unconsolidated Watersound Fountains Independent Living JV, Latitude Margaritaville Watersound JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

In 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both September 30, 2023 and December 31, 2022, there was no principal balance outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See 18. Commitments and Contingencies for additional information.

During the three and nine months ended September 30, 2023, we did not repurchase shares of our common stock outstanding. During the three months ended September 30, 2022, we repurchased 572,203 shares of our common stock outstanding at an average purchase price of $34.78, per share, for an aggregate purchase price of $19.8 million. During the nine months ended September 30, 2022, we repurchased 576,963 shares of our common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. See Note 14. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As of September 30, 2023 and December 31, 2022, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $41.0 million and $38.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $17.3 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $7.4 million and $8.0 million as of September 30, 2023 and December 31, 2022, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2023	2022

	In millions
Net cash provided by operating activities	$92.3	$30.2
Net cash used in investing activities	(81.5)	(139.1)
Net cash provided by financing activities	46.9	61.3
Net increase (decrease) in cash, cash equivalents and restricted cash	57.7	(47.6)
Cash, cash equivalents and restricted cash at beginning of the period	45.3	74.4
Cash, cash equivalents and restricted cash at end of the period	$103.0	$26.8

Cash Flows from Operating Activities

Cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including developed and undeveloped land. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, net of distributions, deferred income tax expense and cost of real estate sold. Net cash provided by operations was $92.3 million during the nine months ended September 30, 2023, as compared to $30.2 million during the same period in 2022. The increase in net cash provided by operating activities was primarily due to the changes in net income, cost of real estate sold and accounts payable and other liabilities, partially offset by the changes in equity in income from unconsolidated joint ventures, net of distributions, deferred income tax and other assets during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by SPEs. During the nine months ended September 30, 2023, net cash used in investing activities was $81.5 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $37.4 million and capital contributions to unconsolidated joint ventures of $2.3 million, partially offset by maturities of investments of $69.0 million, capital distributions from unconsolidated joint ventures of $0.2 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2022, net cash used in investing activities was $139.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $97.1 million and capital contributions to unconsolidated joint ventures of $2.5 million, partially offset by proceeds from insurance claims of $4.2 million, maturities of investments of $99.0 million, sales of investments of $13.2 million, capital distributions from unconsolidated joint ventures of $3.2 million and maturities of assets held by SPEs of $0.8 million.

Capital expenditures for operating property and property and equipment were $111.8 million and $159.9 million, during the nine months ended September 30, 2023 and 2022, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $46.9 million, compared to $61.3 million during the same period in 2022. Net cash provided by financing activities during the nine months ended September 30, 2023 included capital contribution from non-controlling interest of $0.7 million and borrowings on debt of $118.3 million, partially offset by capital distributions to non-controlling interest of $2.2 million, dividends paid of $18.7 million, principal payments for debt of $50.1 million, principal payments for finance leases of less than $0.1 million and debt issuance costs of $1.0 million. Net cash provided by financing activities during the nine months ended September 30, 2022 included capital contribution from non-controlling interest of $3.6 million and borrowings on debt of $119.0 million, partially offset by capital distributions to non-controlling interest of $2.2 million, repurchase of common shares of $20.0 million, dividends paid of $17.7 million, principal payments for debt of $19.5 million, debt issuance costs of $1.8 million and principal payments for finance leases of $0.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2023.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; supply chain disruptions; inflation; financial institution disruptions; geopolitical conflicts (such as the conflict between Russia and Ukraine and the conflict in the Gaza Strip) and political uncertainty and the corresponding impact on the global economy; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our joint venture partners to effectively manage the day-to-day activities of our joint venture projects; our ability to complete construction and development projects within expected timeframes; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; mix of sales from different communities and the corresponding impact on sales period over period; reductions in travel and other risks inherent to the hospitality industry; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions; the actual or perceived threat of climate change; the seasonality of our business; our ability to obtain adequate insurance for our properties or rising insurance costs; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny could negatively impact our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 6 of our most recent annual report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this quarterly report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.1 million in the market value of these investments as of September 30, 2023. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have exposure to credit risk associated with our Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of our Securities. As of September 30, 2023, all of our Securities were rated AA or better.

Our cash and cash equivalents are invested in money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations.

The amount of interest expense on some of our project financing is based on SOFR. Based on the outstanding balance of these loans as of September 30, 2023, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.5 million.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

THE ST. JOE COMPANY
(Registrant)

Date:	October 25, 2023	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 25, 2023	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)