Form 10-K
period 2023-12-31
ST JOE Co
filed 2024-02-21
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2023, was approximately $1.7 billion.

As of February 19, 2024, there were 58,372,040 shares of common stock, no par value, issued of which 58,372,040 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2023, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a real estate development, asset management and operating company. As of December 31, 2023, we owned 168,000 acres of land in Northwest Florida, compared to 169,000 acres and 170,000 acres as of December 31, 2022 and 2021, respectively. A portion of our land is within The Bay-Walton Sector Plan (“Sector Plan”), that entitles, or gives legal rights, for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

Capital is invested to achieve risk-adjusted rates of return and support future business initiatives that create value. New projects are planned for stand-alone profitably and to benefit other enterprise activities. Investments, which include investments in joint ventures (“JVs”) and limited partnerships, are funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. Actual investments may vary from planned capital investments for various reasons. We do not anticipate immediate benefits from investments. We may choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits. We continue to maintain low fixed expenses, low corporate debt and high liquidity for sustainability in all environments.

We distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). A cash dividend of $0.10 per share on our common stock was paid in each of the first and second quarters of 2023 and $0.12 per share on our common stock was paid in each of the third and fourth quarters of 2023. A quarterly cash dividend of $0.10 and $0.08 per share on our common stock was paid in each quarter of 2022 and 2021, respectively. During the year ended December 31, 2023, we did not repurchase shares of our common stock. During the year ended December 31, 2022, we repurchased 576,963 shares of our common stock for an aggregate purchase price of $20.0 million. As of December 31, 2023, we have a total of $80.0 million available for the repurchase of shares pursuant to our Stock Repurchase Program (the “Stock Repurchase Program”). See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K.

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

Investments in Joint Ventures and Limited Partnerships

As part of our core business strategy, we have created a meaningful portion of our business through JVs and limited partnerships over the past several years. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business.

These entities produce meaningful revenue. However, in the case of our unconsolidated JVs, the revenue generated by these entities is not included in our revenue. Instead, investments in JVs in which we are not the primary beneficiary, or a voting interest entity where we do not have a majority voting interest or control, but have significant influence are unconsolidated and accounted for by the equity method. Equity method investments are recorded initially at cost and adjusted subsequently to recognize the investor’s share of earnings, losses and changes in capital of the investee which are included in investment in unconsolidated joint ventures in the accompanying consolidated balance sheets and equity in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of income. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Additionally, we have determined that as of December 31, 2023, our unconsolidated LMWS, LLC JV (the “Latitude Margaritaville Watersound JV”) has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The Latitude Margaritaville Watersound JV did not meet the significant subsidiary test under Rule 1-02(w) of Regulation S-X as of December 31, 2022 or as of December 31, 2021. The separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 in Item 15 of this Form 10-K.

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

Regulations

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

Human Capital Management

At The St. Joe Company, we believe our employees are our greatest asset. We strive to attract, retain and develop the highest quality talent. As of February 19, 2024, we employed 810 full-time employees and 168 part-time and seasonal employees.

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

In addition to competitive wages, we offer our employees and eligible family members a comprehensive and valuable benefits program. Our suite of benefits offered to all full-time employees include group health plans, which include medical, dental, vision, life and disability benefits with Company sharing of premiums for certain coverages. We also offer a 401(k) retirement savings plan with Company match, paid vacation and holidays, jury pay, bereavement leave, an employee referral bonus program, tuition reimbursement program and discounted gym memberships. From time to time we provide team members with health care screenings and vaccinations on our properties. Our employees also enjoy discounts at our Company-owned properties and amenities, as well as other exclusive discounts and special offers which may include access to preferred seating and tickets to top attractions, theme parks, shows, sporting events, movie tickets, hotels and more.

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

As of February 19, 2024, approximately 32% of our workforce identify as racially diverse and approximately 47% of our workforce, including 50% of our executive management team, is comprised of female employees.

Health and Safety

The health and safety of our team members is a top priority. We are committed to providing a safe and injury-free workplace. We continually invest in programs designed to improve physical, mental and social well-being, and provide access to a variety of innovative, flexible and convenient health and wellness programs.

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

The acreage we own is located in Northwest Florida and the majority is managed in our forestry operations under our commercial segment. Many of Northwest Florida's state parks, state forests and wildlife refuges were created in part with St. Joe land.

The guiding principles of our sustainable forest management practices include complying with laws and regulations, developing a long-term sustainable timber harvest plan, and understanding the economic and social impacts on the surrounding region. We take a holistic approach to managing our resources – timber, land, water, soil and wildlife – with the goal of sustainability. We are leading by example and protecting the best of Florida by working closely with environmental agencies, community leaders and leading environmental and conservation organizations. Our sustainable forest management practices take many forms, including eradication of invasive plant species, restoring wetlands, thinning forests, replanting trees and conducting prescribed burns. We carry out prescribed burns annually, which helps restore natural ecosystems, improves wildlife habitats and reduces wildfire hazards. Additionally, we are engaged in the operation of two mitigation banks, which pursuant to mitigation plans approved by the applicable state and federal authorities, produce mitigation credits that are marketed and sold to developers of land in the Bay County, Florida and Walton County, Florida areas for the purpose of enabling the developers to obtain certain regulatory permits.

Additional information regarding our sustainability efforts is available in the Stewardship section of our website at https://www.joe.com/stewardship. The content of the Stewardship section of our website is not incorporated by reference into this Form 10-K or in any other report or document filed with the U.S. Securities and Exchange Commission (“SEC”), unless expressly noted.

Information

St. Joe’s most recent Annual Report on Form 10-K (“Form 10-K”), Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”), and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website at www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com. St. Joe will provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Form 10-K.

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

Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent Form 10-Q, Form 8-K and other reports filed with the SEC.

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

Management may also fail to accurately forecast financial results, and, as a result, actual results may vary greatly from management estimates. As of December 31, 2023, we had approximately $1,018.6 million of real estate investments, $66.4 million of investment in unconsolidated joint ventures and $66.0 million of property and equipment, net recorded on our books at depreciated cost basis subject to impairment testing. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition. Existing and planned operations utilize estimates of revenue, costs, profits, growth, and real estate market values.

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

A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services. Demand for our products and services is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, consumer discretionary spending, consumer preferences, inflation, the availability of financing, changes in fiscal monetary policy and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments and assets are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for our products. If market conditions experience volatility or worsen, tenant and other customers’ demand may materially decline. For example, over the past several years, we have faced macroeconomic headwinds caused by, among other things, inflation, elevated interest rates, higher insurance costs, supply chain disruptions, financial institution disruptions and geopolitical conflicts, which impacted buyer sentiment. While demand across our segments remained strong despite these challenges, our business was impacted from the aforementioned macroeconomic factors, including insurance costs, supply chain disruptions, financial institution disruptions, cost increases and elevated interest rates, which, for example, have extended homesite and home deliveries in certain residential communities and increased operating costs. Although these delays generally have not resulted in increased cancellation rates, and therefore only impacted the timing of revenue recognition of our homesites, if conditions worsen or demand declines, we could experience cancellations that could adversely impact our business.

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

We face risks stemming from our strategic partnerships. We currently maintain, and in the future may seek additional strategic partnerships, including the formation of JVs, to develop real estate or to pursue other business activities, capitalize on the potential of our residential, hospitality and commercial opportunities and maximize the value of our assets. Certain of these JVs may be material to our business. For example, for the year ended December 31, 2023, our equity in income from the unconsolidated Latitude Margaritaville Watersound JV accounted for over 20% of our pre-tax income.

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

We face risks associated with short-term U.S. Treasury Bills. We hold significant cash balances that are invested in a variety of short-term U.S. Treasury Bills, that are intended to preserve principal value and maintain a high degree of liquidity. We have exposure to credit risk associated with our short-term U.S. Treasury Bills and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors.

A downgrade of the U.S. government’s credit rating may also decrease the value of any future investments in investments – debt securities (“Securities”). The market value of such potential future investments will be subject to change from period-to-period, especially in light of the financial institution disruptions and geopolitical conflicts which have caused market volatility. Our Securities have historically included investments in U.S. Treasury Bills classified as investments – debt securities. Credit-related impairment losses can negatively affect earnings. Investments in securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of any future investment, which may result in a loss.

Our investments are supervised and directed by Fairholme Capital Management, L.L.C. (“FCM”, an investment advisor registered with the SEC) pursuant to the terms of an Investment Management Agreement, as amended, (the “Investment Management Agreement”). See Note 5. Investments included in Item 15 of this Form 10-K for additional information.

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

The construction and building industry, similar to many other industries, have experienced, and may continue to experience worldwide supply chain disruptions and cost increases due to a multitude of factors, including inflation, elevated interest rates, higher insurance costs, labor shortages and geopolitical conflicts, such as the conflict between Russia and Ukraine, the conflict in the Gaza Strip and the general unrest in the Middle East. Materials, parts and labor costs have increased in recent years, sometimes significantly and over a short period of time. In addition, material time delays or increases in construction costs resulting from the aforementioned factors may impact our ability to realize anticipated returns on such projects, impact the timing of revenue recognition, lead to cancellations and otherwise materially adversely affect our business, results of operations, cash flows and financial condition. Nonetheless, should we experience increased cancellations as a result of such macroeconomic factors, our business could be adversely impacted.

Further, with regard to our residential segment, revenues from homesite sales can fluctuate period-to-period due to variations in the mix of sales from different communities, as well as other variations in product mix. Given these fluctuations in product mix, revenues from our residential segment may significantly vary from period to period.

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

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and increases in interest rates, may reduce demand for our products. Purchasers of our real estate products may obtain mortgage loans to finance a substantial portion of the purchase price or may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Homebuilder customers depend on retail purchasers who rely on mortgage financing. Increases in interest rates increase the costs of owning a home and may adversely affect the purchasing power of consumers and lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. While over the past couple years, elevated interest rates negatively impacted buyers’ ability to obtain financing and the housing market generally, to date we have not experienced material declines in customer demand for our homesites. However, in the event financing challenges reduce demand from homebuilders to purchase homesites, then our sales, results of operations, cash flows and financial condition may be negatively affected.

Our residential segment is highly dependent on homebuilders and are subject to the risk of homebuilder concentration. We are highly dependent on homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. The homebuilder customers that have already committed to purchase homesites from us may decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time, we finance real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from other sellers. We also rely on a concentrated number of homebuilders for a significant portion of our residential homesite sales. Any of these events may have an adverse effect on our business, results of operations, cash flows and financial condition.

Our hospitality segment is subject to various risks inherent to the hospitality industry. The following factors, among others, are common to the hospitality industry, and may reduce the revenues generated by our hotel properties, food and beverage operations, golf courses, beach clubs, marinas and other entertainment assets:

●	reduced travel (including from airline disruptions, business reduction or elimination of typical travel in efforts to be conservative in uncertain financial times or adverse economic conditions), which we may be susceptible to given that the travel tourism on which our hospitality segment relies can entail a relatively high cost of participation and is based on discretionary consumer spending;
●	increased labor costs and shortages of skilled labor;
●	inclement weather conditions;

●	changes in desirability of geographic regions in which our properties are located;
●	significant competition from other hospitality providers and lodging or entertainment alternatives;
●	our relationships with and the performance of third-party managers;
●	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased prices; and
●	natural or man-made disasters.

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

Our insurance policies are generally renewed on an annual basis and, depending on factors such as market conditions, the premiums, terms, policy limits and/or deductibles can vary substantially. We can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. To offset negative insurance market trends, we may decide to self-insure additional risks. In the even that we decide to self-insure, if we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected. If we lose our ability to, or decide not to, self-insure these risks, our insurance cost could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

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

Our commercial segment is exposed to operational risks with respect to our senior living communities. We are exposed to various federal, state, local, and industry-regulated licensure, certification and inspection laws, regulations, and standards; state regulations regarding senior living resident agreements, which typically require a written resident agreement with each resident; the availability and increases in cost of general and professional liability insurance coverage; state regulation and rights of residents related to entrance fees; and the availability and increases in the cost of labor.

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

We are subject to various geographic risks.

●	Growth of Northwest Florida. We are focused on developing real estate and expanding operations in Northwest Florida. Our success will be dependent on continued strong migration and population expansion in Northwest Florida. The future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new or existing transportation hubs, roads, rail, pipeline, medical facilities and schools and to attract families and companies offering high-quality and high salary jobs. Our future revenues will also depend on individuals seeking retirement or vacation homes in Northwest Florida. Florida’s population growth may be negatively affected in the future by a variety of factors, including adverse economic conditions, changes in state income tax or federal immigration laws, the occurrence of natural or manmade disasters or the high cost of real estate, insurance and property taxes. If Northwest Florida experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition will likely be materially adversely affected.
●	Hurricanes. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions. We maintain property and business interruption insurance, subject to certain deductibles.
●	Climate Conditions. The occurrence of other natural disasters and climate conditions in Northwest Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. To the extent that such natural disasters and climate conditions occur, our projects could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters and climate conditions can also lead to increased competition for subcontracts, which can delay construction activities even after an event has concluded. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes (or perceived threat of from climate change) may also have a long-term negative effect on the attractiveness of Northwest Florida and on our ability to obtain flood or other hazard insurance coverage. Manmade disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures may simultaneously disrupt our operations.

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

Public health emergencies could adversely affect our business. An epidemic, pandemic or similar serious public health issue, and the measures undertaken by governmental authorities to address it, could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period, and thereby, and/or along with any associated economic and/or social instability or distress, have a material adverse impact on our results of operations, cash flows and financial condition.

In addition to impacting general economic conditions, a public health emergency may exacerbate factors that impact our operations, including supply chain disruptions, labor shortages and rising commodity and product costs, which may continue after the public health emergency has subsided. Any continued impact could also amplify the other risks and uncertainties. The ultimate extent to which a public health emergency could impact our business is highly uncertain and cannot be predicted with any degree of confidence.

Risks RELATED to our existing ownership structure

Our largest shareholder controls approximately 38.9% of our common stock, which may limit our minority shareholders’ ability to influence corporate matters. Mr. Bruce R. Berkowitz is the Chairman of our Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC (“Fairholme”), which wholly owns FCM. As of December 31, 2023, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 38.9% of our common stock. FCM and its client, The Fairholme Fund, a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours. Fairholme is in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board and any potential change in our control. These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

LEGAL, REGULATORY, AND LITIGATION RISK

We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company Act of 1940 (the “Investment Company Act”). We are not registered as an “investment company” under the Investment Company Act and we intend to invest our assets in a manner such that we are not required to register as an investment company. This plan will require monitoring our portfolio so that on an unconsolidated basis we will not have more than 40% of total assets (excluding U.S. government securities and cash items) in investment securities or that we will meet and maintain another exemption from registration. As a result, we may be unable to make some potentially profitable investments, unable to sell assets we would otherwise want to sell or forced to sell investments in investment securities before we would otherwise want to do so.

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

We may be subject to risks from changes in certain governmental policies.

●	Mortgage Rates. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. Mortgage rates may also be adversely impacted by elevated interest rates, which may continue to increase as a result of the government’s response to inflation. If borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) or if mortgage rates continue to increase generally, it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.
●	Climate Regulation. Potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities may lead to new or greater liabilities that may materially adversely affect our business, results of operations, cash flows or financial condition.
●	Accounting Standards. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes and others may have a material impact on how we record and report our financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Changes to U.S. tax laws may materially affect us.

●	Income Tax. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations. Changes in the tax laws, or in the interpretation or enforcement of existing tax laws, could increase our state and federal tax rates and subject our business to audits, inquiries and legal challenges from taxing authorities. As a result of changes in tax laws, we may incur additional costs, including taxes and penalties for historical periods, which may have a material and adverse effect on our business, results of operations, cash flows or financial condition.
●	QOZ Program. As part of the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), Congress established the Qualified Opportunity Zone program (the “QOZ Program”), which provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investments.

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

GENERAL RISKS

Risks associated with our human capital. Our ability to successfully implement our business strategy depends on our ability to attract and retain skilled employees. The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, labor relations and immigration policy. While we are committed to recruiting top talent by offering, among other things, competitive wages, a significant increase in competition or labor costs increasing from any of the aforementioned factors may have a material adverse impact on our business, results of operations, cash flows and financial condition. In addition, our hospitality operations are highly dependent on a large seasonal workforce. We have historically relied on the J-1 and H-2B visa programs to bring workers to the U.S. to fill seasonal staffing needs and ensure that we have the appropriate workforce in place. If we are unable to obtain sufficient numbers of seasonal workers, through the J-1 and H-2B programs or otherwise, we may not be able to recruit and hire adequate personnel, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages or an inadequate workforce may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks associated with cybersecurity. We are reliant on computers and digital technology, including certain technology systems from third-party vendors which we use to operate our business which are not under our control. We collect digital information on all aspects of operations. Hospitality related businesses, in particular, require the collection and retention of identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted. The integrity and protection of our customer, employee and other company data, is critical to us. We make efforts to maintain the security and integrity of these networks and related systems. We have implemented various measures to manage the risk of a security breach or disruption. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems, or disruptions would not be successful or damaging. Further, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments or state-sponsored actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, there has been a spike in cybersecurity attacks as work-from-home measures have led businesses to increase reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. Additionally, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. Our failure to maintain the security of the data, including via the penetration of our network security and the misappropriation of confidential and personal information, may result in business disruption, increase in costs, damage to our reputation, material legal claims, fines, penalties, regulatory proceedings and other severe financial and business implications.

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

In addition, companies across many industries are facing increasing scrutiny from lawmakers, regulators, investors, customers, employees and other stakeholders related to their environmental, social, and governance (“ESG”) practices, including those related to the environment, climate, diversity and inclusion, human rights and governance transparency. Various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. Additionally, investor advocacy groups, including ESG-focused investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Legal and regulatory requirements, as well as stakeholder expectations, on ESG practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. Further, there is an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. If we fail, or are perceived to be failing, to meet evolving legal and regulatory requirements or the expectations of our stakeholders, which are evolving, we may be subject to enforcement actions, required to pay fines, investors may sell their shares, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates. We may enter into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to some of our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. In addition, we typically refinance our outstanding debt prior to or in connection with its maturity. If we are unable to refinance our debt on favorable terms, our interest expense may increase. A refinancing of our debt could also require us to comply with more onerous covenants and further restrict our business operations. Any of these circumstances could adversely impact our financial position and results of operations.

We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all. In 2023, we paid cash dividends of $0.10 per share on our common stock in the first and second quarters and $0.12 per share on our common stock in the third and fourth quarters, and we currently expect to continue to pay quarterly dividends. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, and other factors that our Board deems relevant. In addition, we may decide not to make future stock repurchases at the same rate or at all.

We may continue to experience significant volatility in the market price of our common stock. Numerous factors may have a significant effect on the price of our common stock, including low trading volumes; announcements of fluctuations in our operating results; other announcements concerning our Company or business, including acquisitions or litigation announcements; changes in market conditions in Northwest Florida, the real estate or real estate development industry or hospitality operations in general; economic and/or political factors unrelated to our performance; comments by public figures or other third parties (including blogs, articles, message boards and social and other media); changes in recommendations or earnings estimates by securities analysts; novel and unforeseen trading strategies adopted by retail investors or other market participants and less volume and reduced shares outstanding due to execution of the Stock Repurchase Program that would reduce our “public float”. The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile, which may be unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock may cause shareholders to lose some or all of their investment in our common stock. Institutional investors might not be interested in owning our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a data security plan designed to provide a documented and formalized information security policy to detect, identify, classify and mitigate cybersecurity and other data security threats. This cybersecurity program is based in-part on, and its effectiveness is measured using, the Payment Card Industry Data Security Standard (“PCI DSS”) and is included in our overall enterprise risk management program.

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, we also:

●	assess baseline configuration standards to meet the intent and effectiveness for overall safety and security (both logically and physically) of critical system components;
●	track asset inventory for relevant system components;
●	maintain network connection arrangement documents;
●	limit access rights to system components to authorized personnel, with end-users being granted access in accordance with stated access rights;
●	deploy anti-virus solutions on applicable system components, which are enabled for automatic updates and configured for conducting periodic scans as necessary;
●	provision and harden critical system resources;
●	use internal and external vulnerability scanning procedures, along with network layer and anti-hacking tests;
●	facilitate requests for validation of baseline configurations for purposes of regulatory compliance assessments and audits; and
●	provide cybersecurity training for employees.

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For more information about these and other cybersecurity risks faced by us, see Part 1. Item 1A. Risk Factors.

Our Board has ultimate oversight for risks relating to our data security plan. In addition, the Board has delegated primary responsibility to the Audit Committee for assessing and managing data privacy and cybersecurity risks, reviewing data security and cybersecurity policies and processes with respect to data privacy and cybersecurity risk assessment and management, reviewing steps management has taken to monitor and control such risks, and regular inquires with our management team, internal auditors and independent auditors in connection therewith. The Audit Committee is also responsible for overseeing our investigation of, and response to, any cybersecurity attacks or threats.

We also have a dedicated team of employees overseeing our data security plan and initiatives, led by our Vice President of Information Systems (who has over twenty years’ experience working in cyber and information security roles with large companies), and works directly in consultation with internal and external advisors in connection with these efforts.

We have developed a procedure by which the Board and management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Incident Response Team, comprised of representatives of different departments within the Company, including the Vice President of Information Systems, works to identify cybersecurity-related incidents, and reports such incidents, along with any pertinent recommendations to update cybersecurity policies and procedures, to our management team. Our management team regularly reports to the Audit Committee, and more frequently as needed on such matters. The Audit Committee and management also provide an annual report to the Board on pertinent cybersecurity matters.

Item 2.     Properties

St. Joe owns 168,000 acres in Northwest Florida. A portion of our land is within the Sector Plan, that entitles, or gives legal rights, for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. Undeveloped land is managed as timberlands until designated for development. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets and related encumbrances, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information. In addition to the properties we own, we have investments in unconsolidated JVs that own properties such as the Latitude Margaritaville Watersound JV that includes the Latitude Margaritaville Watersound community.

In our residential segment, we develop communities into homesites for sale to homebuilders and on a limited basis to retail customers. As of December 31, 2023, we had completed homesites and homesites under development, engineering or in conceptual planning in nineteen separate communities. These include the Watersound Origins, Watersound Origins West, Watersound Camp Creek, Breakfast Point East, Titus Park, Ward Creek, College Station, Park Place, Salt Creek at Mexico Beach, WindMark Beach, SouthWood, and other Northwest Florida communities.

In our hospitality segment, we own a beach club, club amenities and three golf courses that are situated in or near our residential communities. We own the WaterColor Inn, The Pearl Hotel, Camp Creek Inn, Hilton Garden Inn Panama City Airport, Homewood Suites by Hilton Panama City Beach, Home2 Suites by Hilton Santa Rosa Beach, and the WaterSound Inn, along with nearby retail and commercial space. With our JV partners, we own The Lodge 30A and

Embassy Suites by Hilton Panama City Beach Resort. We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. We also own Hotel Indigo Panama City Marina and Harrison’s Kitchen & Bar, both on leased land in downtown Panama City. We are in the process of constructing The Third, an 18-hole golf course, in Bay County, Florida.

In our commercial segment, we own, or jointly own, the properties used in our operations and have properties under construction that will be used in our operations, which include multi-family, senior living, self-storage, retail, office, industrial and commercial property. These commercial properties are located in Beckrich Office Park, where we are headquartered, North Bay Landing, WindMark Beach, VentureCrossings, Watersound Town Center, West Bay Town Center, Florida State University (“FSU”)/Tallahassee Memorial Hospital (“TMH”) Medical Campus and other Northwest Florida locations. In addition, with our JV partners we own Pier Park North, Pier Park Crossings, Pier Park Crossings Phase II, Watersound Origins Crossings, Mexico Beach Crossings and Watercrest Senior Living.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 19, 2024, we had approximately 760 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

During each of the first and second quarters of 2023, a cash dividend of $0.10 per share on our common stock was paid and during each of the third and fourth quarters of 2023, a cash dividend of $0.12 per share on our common stock was paid ($0.44 per share in the aggregate). During 2022, we paid quarterly cash dividends of $0.10 per share on our common stock ($0.40 per share in the aggregate). During 2021, we paid quarterly cash dividends of $0.08 per share on our common stock ($0.32 per share in the aggregate). While we expect to continue to pay quarterly dividends, the declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party to at the time, legal requirements, industry practice, and other factors that our Board deems relevant. Past payments of dividends should not be construed as a guarantee of payment or declaration of future dividends in the same amount or at all. See Part I. Item 1A. Risk Factors – General Risks – We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period from December 31, 2018 through December 31, 2023, assuming $100 was invested on December 31, 2018, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”). The Custom Real Estate Group is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), Howard Hughes Holdings, Inc. (HHH), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group uses an equal weighting for each of the stocks within the peer group. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
The St. Joe Company	$100	$150.57	$323.10	$398.91	$298.92	$469.65
S&P SmallCap 600 Index	$100	$120.86	$132.43	$165.89	$137.00	$156.02
Custom Real Estate Peer Group	$100	$123.04	$90.97	$121.68	$97.39	$113.57

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. As of December 31, 2023, we had a total authority of $80.0 million available for purchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion. Execution of the Stock Repurchase Program will reduce our “public float”, and the beneficial ownership of common stock by our directors, executive officers and affiliates will proportionately increase as a percentage of our outstanding common stock. However, we do not believe that it will cause our common stock to be delisted from NYSE or cause us to stop being subject to the periodic reporting requirements of the Exchange Act. There were no stock repurchases during the fourth quarter of 2023.

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

Business Overview

St. Joe is a real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs and limited partnerships over the past several years. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may also partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

Highlights for the year ended December 31, 2023 compared to the year ended December 31, 2022 include:

●	Revenue increased by 54.3% to $389.2 million from $252.3 million.
●	Operating income increased by 47.7% to $90.7 million from $61.4 million.
●	Net income attributable to the Company increased by 9.6% to $77.7 million from $70.9 million. (Prior year net income attributable to the Company includes approximately $16.2 million after-tax gain on one unconsolidated joint venture and approximately $7.3 million after-tax gain on insurance recoveries.)

Market Conditions

Throughout 2023, we continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily the result of the continued growth of Northwest Florida, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across our segments, we also continue to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended the time to complete residential, hospitality and commercial projects. In addition, inflation, higher insurance costs and elevated interest rates, have increased operating costs and loan rates, as compared to prior periods. While elevated interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into our markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with us.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period, as discussed in more detail below.

Further discussion of the potential impacts on our business from the current macroeconomic environment are discussed in Part I. Item 1A. Risk Factors.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2023	2022	2021
Segment Operating Revenue
Residential	40.0%	36.8%	54.3%
Hospitality	39.7%	38.6%	27.9%
Commercial	19.1%	23.5%	17.1%
Other	1.2%	1.1%	0.7%
Consolidated operating revenue	100.0%	100.0%	100.0%

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

The residential segment generates revenue from sales of developed homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Revenue is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. The residential segment also generates revenue from the sale of tap and impact fee credits, marketing fees and other fees on certain transactions. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. The residential segment incurs cost from direct costs (e.g., development and construction costs), selling costs and other indirect costs.

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2023, the unconsolidated Latitude Margaritaville Watersound JV had 609 homes under contract, which are expected to result in a sales value of approximately $318.5 million at closing of the homes. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	31	266	104	401
College Station	Bay County, FL	—	58	265	323
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	—	1,352	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,367	386	743	2,496
Salt Creek at Mexico Beach (b)	Bay County, FL	—	92	275	367
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	36	82	118
Park Place	Bay County, FL	34	—	191	225
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	7	80	920	1,007
SummerCamp Beach (b)	Franklin County, FL	27	—	260	287
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	128	144	560	832
Ward Creek (d)	Bay County, FL	444	316	601	1,361
Watersound Camp Creek (f)	Walton County, FL	74	—	—	74
Watersound Origins (f)	Walton County, FL	253	—	—	253
Watersound Origins West (d)	Walton County, FL	99	158	1,694	1,951
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	94	549	317	960
Total Homesites		2,558	3,153	16,190	21,901
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of December 31, 2023, we had nineteen different homebuilders within our residential communities. As of December 31, 2023, we had 1,486 residential homesites under contract, which are expected to result in revenue of approximately $132.5 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of December 31, 2022, we had 2,197 residential homesites under contract, with an expected revenue of approximately $176.3 million, plus residuals. The change in homesites under contract is due to increased homesite transactions during 2023 and the amount of remaining homesites in current phases of residential communities. The number of homesites under contract is subject to change based on homesite closings and new sales activity. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact quarterly results. As of December 31, 2023, in addition to the 1,486 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 609 homes under contract, which together with the 1,486 homesites are expected to result in a sales value of approximately $451.0 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue from membership sales, golf courses, lodging at our hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net included in Item 15 of this Form 10-K.

Watersound Club provides club members and guests of some of our hotels access to our member facilities, which include Camp Creek golf course and amenities, Shark’s Tooth golf course and tennis center, Watersound Beach Club and a Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include a private beach club located on Scenic Highway 30A, with over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, tennis center, a full club house, a pro shop, as well as two food and beverage outlets. Camp Creek includes an 18-hole golf course, a full club house, health and wellness center, three restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. We are in the process of constructing The Third, an 18-hole golf course, planned to be added to our Watersound Club operations.

Watersound Origins amenities include an executive golf course, resort-style pool, fitness center and two tennis courts located in the community. Access to these amenities is reserved to Watersound Origins and Watersound Origins West members consisting of the communities’ residents. The golf course is available for public play.

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

We are in the process of constructing a Residence Inn by Marriott, with our JV partner, in Panama City Beach, Florida. Once complete, the hotel will be operated by our JV partner and will be included within our commercial segment.

Our hotel portfolio by property is as follows:

		Rooms (a)
	Location	Completed	Planned	Total
Operational
Camp Creek Inn (b)	Walton County, FL	75	—	75
WaterColor Inn (c)	Walton County, FL	67	—	67
The Pearl Hotel (d)	Walton County, FL	55	—	55
WaterSound Inn	Walton County, FL	11	—	11
The Lodge 30A (e) (f)	Walton County, FL	85	—	85
Home2 Suites by Hilton Santa Rosa Beach (b)	Walton County, FL	107	—	107
Embassy Suites by Hilton Panama City Beach Resort (f) (g)	Bay County, FL	255	—	255
Hilton Garden Inn Panama City Airport	Bay County, FL	143	—	143
Homewood Suites by Hilton Panama City Beach (h)	Bay County, FL	131	—	131
Hotel Indigo Panama City Marina (b)	Bay County, FL	124	—	124
TownePlace Suites by Marriott Panama City Beach Pier Park (i)	Bay County, FL	124	—	124
Total operational rooms		1,177	—	1,177

Under Development/Construction
Residence Inn by Marriott, Panama City Beach, Florida (j)	Bay County, FL	—	121	121
Total rooms under development/construction		—	121	121
Total rooms		1,177	121	1,298
(a)	Includes hotels currently in operation or under development and construction. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel opened in June 2023.
(c)	Seven additional suites were completed in June 2022.
(d)	We acquired the hotel in December 2022. The hotel was previously owned by a third party, but operated by our hospitality segment.
(e)	The hotel opened in February 2023.
(f)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(g)	The hotel opened in April 2023.
(h)	The hotel opened in March 2022.
(i)	The hotel is operated by our JV partner. Pier Park TPS, LLC, (the “Pier Park TPS JV”) is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(j)	The hotel is under development with our JV partner. Once complete, the hotel will be operated by our JV partner. The Pier Park RI JV (Pier Park RI, LLC, the “Pier Park RI JV”) is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment oversees the planning, development, entitlement, management and sale of our commercial and rural land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to our Watersound Origins and Latitude Margaritaville Watersound residential communities. In conjunction with FSU and TMH, we are in the process of developing an 87-acre medical campus in Panama City Beach, Florida. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We lease land for various other uses. The commercial segment manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products.

The commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and/or entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Some of our JV assets and other assets incur interest and financing expenses related to loans as described in Note 10. Debt, Net included in Item 15 of this Form 10-K.

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			December 31, 2023			December 31, 2022			December 31, 2021
					Percentage			Percentage			Percentage
					Leased			Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned	Completed	Leased	Completed	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (a) (b)	Bay County, FL	240	240	226	94%	240	228	95%	240	234	98%
Pier Park Crossings Phase II (a) (b)	Bay County, FL	120	120	118	98%	120	115	96%	120	113	94%
Watersound Origins Crossings (a) (b)	Walton County, FL	217	217	193	89%	217	199	92%	217	207	95%
Sea Sound (c)	Bay County, FL	N/A	N/A	N/A	N/A %	N/A	N/A	N/A %	214	203	95%
North Bay Landing (b) (d)	Bay County, FL	240	240	222	93%	120	94	78%	—	—	N/A %
Mexico Beach Crossings (a) (b) (e)	Bay County, FL	216	216	76	35%	—	—	N/A %	—	—	N/A %
Origins Crossings Townhomes (b) (f)	Walton County, FL	64	64	46	72%	48	33	69%	—	—	N/A %
WindMark Beach (g)	Gulf County, FL	31	31	12	39%	12	10	83%	31	31	100%
Total multi-family units		1,128	1,128	893	79%	757	679	90%	822	788	96% %

Senior living communities
Watercrest (a)	Walton County, FL	107	107	106	99%	107	88	82%	107	47	44%
Watersound Fountains (h)	Walton County, FL	148	—	—	N/A %	—	—	N/A %	—	—	N/A %
Total senior living units		255	107	106	99%	107	88	82%	107	47	44%
Total units		1,383	1,235	999	81%	864	767	89%	929	835	90%
(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

(b)	The community is managed by our unconsolidated JV, Watersound Management, LLC (“Watersound Management JV”). The Watersound Management JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(c)	Construction of the 300-unit multi-family community was completed in the first quarter of 2022. In November 2022, FDSJ Eventide, LLC (the “Sea Sound JV”) sold its assets to a third party. The Sea Sound JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(d)	Construction was completed in the second quarter of 2023.
(e)	Construction was completed in the fourth quarter of 2023.
(f)	Construction was completed in the first quarter of 2023.
(g)	Renovation of 19 units for long-term rental use was completed in the second half of 2023. As of December 31, 2022, we were in the process of converting 19 units for long-term rental use, which were not available for lease due to renovation. The year ended December 31, 2021 included 19 units for short-term lease in a vacation rental program.
(h)	Construction began in the second quarter of 2021 and is ongoing. Once complete, the senior living community will be operated by our JV partner. WOSL, LLC, (the “Watersound Fountains Independent Living JV”) is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Pier Park Crossings, which was developed in two phases, includes 360 completed apartment units in Panama City Beach, Florida. Watersound Origins Crossings includes 217 completed apartment units and Origins Crossings Townhomes includes 64 completed units near the Watersound Town Center. North Bay Landing includes 240 completed apartment units in Panama City, Florida. Mexico Beach Crossings includes 216 completed apartment units in Mexico Beach, Florida. The WindMark Beach community includes 31 completed long-term rental units in Port St. Joe, Florida. Watercrest includes 107 completed senior living units in Santa Rosa Beach, Florida. In addition, we have a senior living community under construction, through our unconsolidated Watersound Fountains Independent Living JV. Watersound Fountains, planned for 148 independent living units, is located near the Watersound Town Center and the Watersound Origins residential community. We have additional multi-family communities in various stages of planning.

Our leasing portfolio consists of approximately 1,082,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott (Pier Park TPS JV), a Busy Bee branded fuel station and convenience store, which includes a Starbucks, (SJBB, LLC, the “Busy Bee JV”) and a golf cart sales and service facility (SJECC, LLC, the “Electric Cart Watersound JV”), all located in Bay County, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		December 31, 2023		December 31, 2022		December 31, 2021
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	97%	320,310	95%
VentureCrossings	Bay County, FL	303,605	98%	303,605	96%	303,605	88%
Watersound Town Center (b) (c)	Walton County, FL	137,921	83%	89,662	99%	24,764	100%
Beckrich Office Park (c) (d)	Bay County, FL	78,322	93%	78,294	99%	81,065	85%
Watersound Self-Storage (e)	Walton County, FL	67,694	92%	67,694	87%	67,694	50%
WindMark Beach Town Center (c) (f)	Gulf County, FL	44,748	71%	44,748	71%	44,748	67%
WaterColor Town Center (c)	Walton County, FL	22,199	100%	22,199	100%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%	14,800	100%
South Walton Commerce Park (g)	Walton County, FL	11,570	100%	11,570	100%	11,570	88%
WaterSound Gatehouse (c)	Walton County, FL	10,271	100%	10,271	100%	10,271	100%
Other (h)	Bay, Gulf and Walton Counties, FL	34,224	100%	34,224	100%	34,224	100%
SummerCamp Commercial (i)	Franklin County, FL	N/A	N/A %	N/A	N/A %	13,000	0%
		1,082,017	95%	1,033,730	95%	984,603	87%

*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(b)	Construction of additional leasing space was completed in 2023 and 2022. Includes net rentable square feet of 6,752 within our residential segment. Included in net rentable square feet as of December 31, 2023, is 2,137 square feet leased to a consolidated JV.
(c)	In addition to net rentable square feet there is also space that we occupy or that serves as common area.
(d)	Included in net rentable square feet as of December 31, 2023, 2022 and 2021, is 1,500 square feet leased to a consolidated JV.
(e)	Construction was completed in the third quarter of 2021.
(f)	Included in net rentable square feet as of December 31, 2023, 2022 and 2021, is 13,808 square feet of unfinished space.
(g)	Included in net rentable square feet as of December 31, 2022 and 2021, is 1,364 square feet leased to a consolidated JV.
(h)	Includes various other properties, each with less than 10,000 net rentable square feet.
(i)	As of December 31, 2022, the space was no longer available for lease. The property was impaired in 2011 and has no cost basis as of December 31, 2023, 2022 and 2021.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		December 31, 2023
	Location	Completed Net Rentable Square Feet	Percentage Leased		Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center	Walton County, FL	137,921	83%		16,020	246,059	400,000
Watersound West Bay Center	Bay County, FL	—	N/A	%	3,346	496,654	500,000
FSU/TMH Medical Campus	Bay County, FL	—	N/A	%	78,670	241,330	320,000
		137,921	83%		98,036	984,043	1,220,000
*	Total square feet are based on current estimates and are subject to change.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2023	2022	2021

	In millions
Revenue:
Real estate revenue	$186.0	$115.9	$164.6
Hospitality revenue	152.4	97.2	75.3
Leasing revenue	50.8	39.2	27.1
Total revenue	389.2	252.3	267.0
Expenses:
Cost of real estate revenue	88.0	50.8	61.4
Cost of hospitality revenue	122.2	77.5	58.3
Cost of leasing revenue	25.8	17.6	11.6
Corporate and other operating expenses	23.8	22.1	23.0
Depreciation, depletion and amortization	38.7	22.9	18.2
Total expenses	298.5	190.9	172.5
Operating income	90.7	61.4	94.5
Other income (expense):
Investment income, net	13.3	9.9	7.2
Interest expense	(30.6)	(18.4)	(15.9)
Gain on contributions to unconsolidated joint ventures	0.7	2.7	3.6
Equity in income (loss) from unconsolidated joint ventures	22.7	26.0	(0.9)
Other income, net	3.2	13.0	10.2
Total other income, net	9.3	33.2	4.2
Income before income taxes	100.0	94.6	98.7
Income tax expense	(26.0)	(24.4)	(25.0)
Net income	$74.0	$70.2	$73.7

Results of operations in this Form 10-K generally discusses 2023 and 2022 items and comparisons. For a detailed discussion of results of operations and comparisons for 2022 and 2021, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10‑K for the year ended December 31, 2022 filed with the SEC on February 22, 2023.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	2023	% (a)	2022	% (a)	2021	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$155.7	83.7%	$92.8	80.1%	$144.7	87.9%
Commercial and rural real estate revenue	21.3	11.5%	13.7	11.8%	12.0	7.3%
Timber revenue	4.9	2.6%	6.7	5.8%	6.0	3.6%
Other revenue	4.1	2.2%	2.7	2.3%	1.9	1.2%
Real estate revenue	$186.0	100.0%	$115.9	100.0%	$164.6	100.0%

Gross profit:
Residential real estate	$77.8	50.0%	$48.7	52.5%	$87.9	60.7%
Commercial and rural real estate	14.7	69.0%	9.7	70.8%	9.5	79.2%
Timber	4.1	83.7%	5.9	88.1%	5.3	88.3%
Other	1.4	34.1%	0.8	29.6%	0.5	26.3%
Gross profit	$98.0	52.7%	$65.1	56.2%	$103.2	62.7%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2023, residential real estate revenue increased $62.9 million, or 67.8%, to $155.7 million, as compared to $92.8 million in 2022. During 2023, residential real estate gross profit increased $29.1 million, to $77.8 million (or gross margin of 50.0%), as compared to $48.7 million, (or gross margin of 52.5%) in 2022. During 2023, we sold 1,063 homesites and had unimproved residential land sales of $0.6 million, compared to 752 homesites and unimproved residential land sales of $1.1 million during 2022. During 2023 and 2022 the average base revenue, excluding homesite residuals, per homesite sold was approximately $107,000 and $98,000, respectively, due to the mix of sales from different communities. The current period homesite sales also include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, compared to 42 in the prior period, which reduced the average price per homesite. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied in each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Rural Real Estate Revenue and Gross Profit. During 2023, we had twenty-eight commercial and rural real estate sales totaling approximately 474 acres for $21.0 million and land improvement services of $0.3 million, together resulting in a gross profit of $14.7 million (or gross margin of 69.0%). During 2022, we had twenty-nine commercial and rural real estate sales totaling approximately 283 acres for $12.7 million and land improvement services of $1.0 million, together resulting in a gross profit of $9.7 million (or gross margin of 70.8%). Revenue from commercial and rural real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses.

Our gross margin can vary significantly from period-to-period depending on the characteristics of the property sold. Sales of rural and timber land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development or other costs incurred on the property.

Timber Revenue and Gross Profit. Timber revenue decreased $1.8 million, or 26.9%, to $4.9 million during 2023, as compared to $6.7 million in 2022. The decrease was primarily due to a decrease in prices and tons of wood products sold in the current period. There were 259,000 tons of wood products sold at an average price per ton of $16.56 during 2023, as compared to 275,000 tons of wood products sold at an average price per ton of $22.71, during 2022. Timber gross margin was 83.7% during 2023, compared to 88.1% during 2022. The decrease was primarily due to lower prices and less tons sold in the current period.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title insurance business revenue.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2023	2022	2021

	In millions
Hospitality revenue	$152.4	$97.2	$75.3
Gross profit	$30.2	$19.7	$17.0
Gross margin	19.8%	20.3%	22.6%

Hospitality revenue increased $55.2 million, or 56.8% to $152.4 million during 2023, as compared to $97.2 million in 2022. The increase in hospitality revenue was primarily related to the continued increase of club members and opening of new Camp Creek amenities in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was related to The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach, Hotel Indigo Panama City Marina and Camp Creek Inn, which opened in June 2023; Homewood Suites by Hilton Panama City Beach, which opened in March 2022; and new WaterColor Inn suites, which opened in June 2022. The increase in hospitality revenue was also due to the opening of a standalone restaurant and marinas in 2022. As of December 31, 2023, Watersound Club had 3,317 members, compared with 2,604 members as of December 31, 2022, an increase of 713 members. As of December 31, 2023, we had 1,053 operational hotel rooms, compared with 407 operational hotel rooms as of December 31, 2022, an increase of 646 rooms (both periods exclude 124 rooms related to an unconsolidated JV). Hospitality had a gross margin of 19.8% during 2023, compared to 20.3% during 2022. The decrease in gross margin was primarily due to the opening costs associated with opening five new hotels in 2023.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2023	2022	2021

	In millions
Leasing revenue	$50.8	$39.2	$27.1
Gross profit	$25.0	$21.6	$15.5
Gross margin	49.2%	55.1%	57.2%

Leasing revenue increased $11.6 million, or 29.6%, to $50.8 million during 2023, as compared to $39.2 million in 2022. The increase was primarily due to new multi-family, senior living and marina leases, as well as other new leases. Leasing gross margin decreased to 49.2% during 2023, as compared to 55.1% during 2022, primarily due to increased operating costs, as well as start-up and lease-up expenses in the current period.

Corporate and Other Operating Expenses

	Year Ended December 31,
	2023	2022	2021

	In millions
Employee costs	$10.4	$9.6	$10.4
Property taxes and insurance	6.4	5.5	5.4
Professional fees	4.0	3.7	3.2
Marketing and owner association costs	1.0	1.1	1.6
Occupancy, repairs and maintenance	0.4	0.7	0.7
Other miscellaneous	1.6	1.5	1.7
Total corporate and other operating expenses	$23.8	$22.1	$23.0

Corporate and other operating expenses increased $1.7 million to $23.8 million during 2023, as compared to $22.1 million in 2022. The increase was primarily due to employee costs related to restricted stock awards, property taxes and professional fees. See Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information related to the issuance of common stock for employee compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $15.8 million during 2023, as compared to 2022, primarily due to new hospitality and commercial assets placed in service. Depreciation is a non-cash, generally accepted accounting principles (“GAAP”) expense which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred. See Note 2. Significant Account Policies included in Item 15 of this Form 10-K for additional information.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) net unrealized gain or loss related to investments – equity securities, (iii) interest income earned on the time deposit held by a special purpose entity and (iv) interest earned on notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2023	2022	2021

	In millions
Interest, dividend and accretion income	$2.9	$0.8	$0.1
Unrealized loss on investments, net	—	—	(1.9)
Interest income from investments in special purpose entities	8.0	8.0	8.1
Interest earned on notes receivable and other interest	2.4	1.1	0.9
Total investment income, net	$13.3	$9.9	$7.2

Investment income, net increased $3.4 million to $13.3 million during 2023, as compared to $9.9 million in 2022. The increase was primarily due to higher interest rates earned on our investments and cash equivalents in the current period. The increase was also due to interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV related to increased home sale transactions in the community in the current period. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, Community Development District (“CDD”) debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Year Ended December 31,
	2023	2022	2021

	In millions
Interest incurred for project financing and other interest expense	$21.8	$9.6	$7.1
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	8.8	8.8	8.8
Total interest expense	$30.6	$18.4	$15.9

Interest expense increased $12.2 million, or 66.3%, to $30.6 million in 2023, as compared to $18.4 million in 2022, related to the increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures includes gain on land, impact fees and additional infrastructure improvements contributed to our unconsolidated JVs as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2023	2022	2021

	In millions
Latitude Margaritaville Watersound JV (a)	$0.7	$0.9	$0.5
Watersound Fountains Independent Living JV (b)	—	—	3.1
Pier Park RI JV (c)	—	1.4	—
Electric Cart Watersound JV (d)	—	0.4	—
Gain on Contributions to Unconsolidated Joint Ventures	$0.7	$2.7	$3.6
(a)	Includes a gain of $0.7 million, $0.9 million and $0.5 million in 2023, 2022 and 2021, respectively, on additional infrastructure improvements contributed.
(b)	Includes a gain of $3.1 million in 2021 on land contributed.
(c)	Includes a gain of $1.4 million in 2022 on land and impact fees contributed.
(d)	Includes a gain of $0.4 million in 2022 on land contributed.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2023	2022	2021

	In millions
Latitude Margaritaville Watersound JV (a)	$23.6	$3.9	$(1.9)
Sea Sound JV (b)	—	21.7	—
Watersound Fountains Independent Living JV (c)	(0.7)	(0.2)	—
Pier Park TPS JV	(0.4)	—	0.6
Busy Bee JV	—	0.5	0.4
Electric Cart Watersound JV (d)	0.1	—	—
Watersound Management JV	0.1	0.1	—
Total equity in income (loss) from unconsolidated joint ventures	$22.7	$26.0	$(0.9)
(a)	During 2023 and 2022, the Latitude Margaritaville Watersound JV completed 641 and 316 home sale transactions, respectively. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022, includes our proportionate share of the gain on sale of $21.7 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.

(c)	The project is under construction.
(d)	JV was formed in February 2022. The permanent sales and service facility located in the Watersound West Bay Center was completed in the fourth quarter of 2023.

Other Income, Net

Other income (expense), net primarily includes income from our retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2023	2022	2021

	In millions
Accretion income from retained interest investments	$2.6	$1.7	$1.5
Gain on insurance recoveries	—	9.8	4.9
Loss from hurricane damage	—	—	(0.1)
Miscellaneous income, net	0.6	1.5	3.9
Other income, net	$3.2	$13.0	$10.2

Other income, net decreased $9.8 million to $3.2 million during 2023, as compared to $13.0 million in 2022. Accretion income from retained interest investments increased $0.9 million during 2023 due to an agreement by all parties for an optional prepayment of the related bonds, in full, in August 2023, prior to the installment notes’ scheduled maturity in 2024. See Note 8. Other Assets included in Item 15 of this Form 10-K for additional information. The year ended December 31, 2022 includes a gain on insurance recovery of $9.7 million related to Hurricane Michael. In November 2022, we closed out the insurance claim related to Hurricane Michael and therefore will not receive additional proceeds in future periods.

Miscellaneous income, net during 2023, includes $1.1 million of income received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. Miscellaneous income, net during 2023 also includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael. Miscellaneous income, net during 2023 and 2022 includes income of $0.4 million and $1.0 million, respectively, related to gain on retained interest investment. Miscellaneous income, net during 2022 includes $2.6 million received from the Pier Park CDD for repayment of subordinated notes. Miscellaneous income, net during 2022 also includes expense of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment. See Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information.

Income Tax Expense

Income tax expense was $26.0 million in 2023, compared to $24.4 million in 2022. Our effective tax rate was 25.1% in 2023, as compared to 25.6% in 2022.

Our effective rate for 2023 and 2022, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent items. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Year Ended December 31,
	2023	2022	2021

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$145.6	$85.1	$137.8
Other revenue	10.1	7.7	6.9
Total real estate revenue	155.7	92.8	144.7
Leasing revenue	0.1	0.1	0.2
Total revenue	155.8	92.9	144.9
Expenses:
Cost of real estate and other revenue	77.9	44.1	56.8
Other operating expenses	4.5	3.9	4.8
Depreciation, depletion and amortization	0.2	0.2	0.2
Total expenses	82.6	48.2	61.8
Operating income	73.2	44.7	83.1
Other income (expense):
Investment income, net	1.7	1.1	0.8
Interest expense	(0.4)	(0.5)	(0.6)
Gain on contributions to unconsolidated joint ventures	0.7	0.9	0.5
Equity in income (loss) from unconsolidated joint ventures	23.6	3.9	(1.9)
Other income (expense), net	0.2	(0.5)	0.1
Total other income (expense), net	25.8	4.9	(1.1)
Income before income taxes	$99.0	$49.6	$82.0

The following tables set forth our consolidated residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2023
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	1,063	$145.0	$73.5	$71.5	49.3%
Land sales	N/A	0.6	0.1	0.5	83.3%
Total consolidated	1,063	$145.6	$73.6	$72.0	49.5%

Unconsolidated
Homes (b)	641
Total consolidated and unconsolidated	1,704
(a)	Includes 100 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2022
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	752	$84.0	$41.0	$43.0	51.2%
Land sale	N/A	1.1	—	1.1	100.0%
Total consolidated	752	$85.1	$41.0	$44.1	51.8%

Unconsolidated
Homes (b)	316
Total consolidated and unconsolidated	1,068
(a)	Includes 42 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2021
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	804	$136.7	$52.7	$84.0	61.4%
Homes	2	1.0	0.9	0.1	10.0%
Land sale	N/A	0.1	—	0.1	100.0%
Total consolidated	806	$137.8	$53.6	$84.2	61.1%
Unconsolidated
Homes (b)	47
Total consolidated and unconsolidated	853
(a)	Includes 55 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $61.0 million, or 72.6%, during 2023, as compared to 2022, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During 2023 and 2022, the average base revenue, excluding homesite residuals, per homesite sold was approximately $107,000 and $98,000, respectively, due to the mix of sales from different communities. The current period homesite sales also include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, compared to 42 in the prior period, which reduced the average price per homesite. Revenue includes estimated homesite residuals of $24.0 million and $5.8 million, during 2023 and 2022, respectively. Gross margin decreased to 49.3% during 2023, as compared to 51.2% during 2022, primarily due to the cost, mix and number of homesites sold from different communities during each period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During 2023, we had unimproved residential land sales for $0.6 million, resulting in a gross margin of approximately 83.3%. During 2022, we had unimproved residential land sales for $1.1 million, with de minimis cost of revenue.

Other revenue includes tap and impact fee credits sold and marketing fees. Other revenue includes estimated fees related to homebuilder homesite sales of $5.0 million and $1.9 million during 2023 and 2022, respectively. The increase in estimated homesite residuals and fees related to homebuilder homesite sales was due to the mix and number of homesites sold per community in the current period.

Leasing revenue includes long-term leases of residential assets.

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

Gain on contributions to unconsolidated joint ventures during 2023 and 2022, includes a gain of $0.7 million and $0.9 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for by the equity method. Equity in income (loss) from unconsolidated joint ventures increased $19.7 million during 2023, compared to 2022. The increase was due to the completion of 641 home sale transactions by the Latitude Margaritaville Watersound JV during 2023, compared to 316 home sale transactions during 2022. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other income (expense), net for 2022 includes $1.0 million of design costs no longer pursued.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Year Ended December 31,
	2023	2022	2021

	In millions
Revenue:
Hospitality revenue	$152.4	$96.7	$74.5
Leasing revenue	2.1	0.5	0.1
Total revenue	154.5	97.2	74.6
Expenses:
Cost of hospitality revenue	122.2	76.9	57.5
Cost of leasing revenue	2.6	0.9	—
Other operating expenses	1.8	1.2	1.0
Depreciation, depletion and amortization	22.1	9.4	7.0
Total expenses	148.7	88.4	65.5
Operating income	5.8	8.8	9.1
Other income (expense):
Investment income, net	0.3	—	—
Interest expense	(9.6)	(1.7)	(0.5)
Other (expense) income, net	(0.1)	1.8	0.6
Total other (expense) income, net	(9.4)	0.1	0.1
(Loss) income before income taxes	$(3.6)	$8.9	$9.2

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$54.0	$15.5	28.7%	$40.7	$12.4	30.5%	$31.9	$9.3	29.2%
Hotels	86.4	12.4	14.4%	46.0	7.3	15.9%	35.5	6.5	18.3%
Other	12.0	2.3	19.2%	10.0	0.1	1.0%	7.1	1.2	16.9%
Total	$152.4	$30.2	19.8%	$96.7	$19.8	20.5%	$74.5	$17.0	22.8%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue from our clubs increased $13.3 million, or 32.7%, during 2023, as compared to 2022. The increase in revenue in the current period was due to increases in the number of club members and membership revenue, as well as the opening of new Camp Creek amenities in April 2023 and Camp Creek Inn in June 2023. As of December 31, 2023, Watersound Club had 3,317 members, compared with 2,604 members as of December 31, 2022, an increase of 713 members. Our clubs gross margin was 28.7% during 2023, compared to 30.5% during 2022. The decrease in gross margin was primarily due to the opening costs associated with the opening of new assets in the current period.

Revenue from our hotel operations increased $40.4 million, or 87.8%, during 2023, as compared to 2022. The increase was primarily due to an increase in lodging revenue from The Pearl Hotel, which we acquired in December 2022; Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023; Homewood Suites by Hilton Panama City Beach, which opened in March 2022; and new WaterColor Inn suites, which opened in June 2022. Our hotels had a gross margin of 14.4% during 2023, as compared to

15.9% during 2022. The decrease in gross margin was due to the opening costs associated with the opening of new hotels in the current period.

As of December 31, 2023, we had 1,053 operational hotel rooms, compared with 407 operational hotel rooms as of December 31, 2022, an increase of 646 rooms (both periods exclude 124 rooms related to an unconsolidated JV).

Revenue from other hospitality operations increased $2.0 million, or 20.0%, during 2023, as compared to 2022. The increase in other hospitality revenue was primarily related to revenue from a new standalone restaurant, which opened in August 2022, Point South Marina Bay Point, which reopened in the third quarter of 2022 and Point South Marina Port St. Joe, which reopened in the fourth quarter of 2022. Our other hospitality operations had a gross margin of 19.2% during 2023, compared to 1.0% during 2022. The increase in gross margin was due to new assets being operational in the current period.

Leasing revenue includes marina boat slip and dry storage rentals.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $12.7 million in depreciation, depletion and amortization expense during 2023, as compared to 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $7.9 million in interest expense during 2023, as compared to 2022, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net for 2022, includes $2.6 million received from the Pier Park CDD for repayment of subordinated notes, partially offset by $0.6 million of expense for a homeowner’s association special assessment.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Year Ended December 31,
	2023	2022	2021

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$21.5	$19.6	$15.8
Multi-family leasing revenue	19.4	14.2	9.0
Senior living leasing revenue	7.3	4.7	2.0
Total leasing revenue	48.2	38.5	26.8
Real estate revenue
Commercial and rural real estate revenue	21.3	13.7	12.0
Timber revenue	4.9	6.7	6.0
Total real estate revenue	26.2	20.4	18.0
Hospitality revenue	—	0.5	0.7
Total revenue	74.4	59.4	45.5
Expenses:
Cost of leasing revenue	22.9	16.4	11.4
Cost of real estate revenue	7.4	4.8	3.2
Cost of hospitality revenue	—	0.6	0.8
Other operating expenses	4.3	4.2	3.9
Depreciation, depletion and amortization	16.1	13.0	10.7
Total expenses	50.7	39.0	30.0
Operating income	23.7	20.4	15.5
Other (expense) income:
Interest expense	(11.7)	(7.3)	(5.9)
Gain on contributions to unconsolidated joint ventures	—	1.8	3.1
Equity in (loss) income from unconsolidated joint ventures	(0.9)	22.1	1.0
Other income (expense), net	0.1	(0.7)	3.7
Total other (expense) income, net	(12.5)	15.9	1.9
Income before income taxes	$11.2	$36.3	$17.4

The following table sets forth details of our commercial segment consolidated revenue and gross profit (deficit):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
					Gross			Gross
		Gross	Gross		Profit	Gross		Profit	Gross
	Revenue	Profit	Margin	Revenue	(Deficit)	Margin	Revenue	(Deficit)	Margin

	In millions
Leasing
Commercial leasing	$21.5	$13.2	61.4%	$19.6	$12.7	64.8%	$15.8	$10.8	68.4%
Multi-family leasing	19.4	10.3	53.1%	14.2	8.8	62.0%	9.0	5.6	62.2%
Senior living leasing	7.3	1.8	24.7%	4.7	0.6	12.8%	2.0	(1.0)	(50.0)%
Total leasing	48.2	25.3	52.5%	38.5	22.1	57.4%	26.8	15.4	57.5%
Real estate
Commercial and rural real estate	21.3	14.7	69.0%	13.7	9.7	70.8%	12.0	9.5	79.2%
Timber	4.9	4.1	83.7%	6.7	5.9	88.1%	6.0	5.3	88.3%
Total real estate	26.2	18.8	71.8%	20.4	15.6	76.5%	18.0	14.8	82.2%
Hospitality	—	—	N/A %	0.5	(0.1)	(20.0)%	0.7	(0.1)	(14.3)%
Total	$74.4	$44.1	59.3%	$59.4	$37.6	63.3%	$45.5	$30.1	66.2%

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $9.7 million, or 25.2% during 2023, as compared to 2022. The increase was primarily due to new multi-family and senior living leases as well as other new leases. Total leasing gross margin during 2023 was 52.5%, as compared to 57.4% during 2022. The decrease in leasing gross margin was primarily due to increased operating costs, as well as start-up and lease-up expenses in the current period. As of December 31, 2023, we had net rentable square feet of approximately 1,082,000, of which approximately 1,029,000 square feet were under lease. As of December 31, 2022, we had net rentable square feet of approximately 1,034,000, of which approximately 987,000 square feet were under lease. As of December 31, 2023, our consolidated entities had 1,235 multi-family and senior living units completed, of which 999 were leased, compared to 864 multi-family and senior living units completed, of which 767 were leased as of December 31, 2022.

Commercial and rural real estate revenue related to sales for the three years ended December 31, 2023 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2023	28	474	$44,304	$21.0	$14.5
2022	29	283	$44,876	$12.7	$9.3
2021	22	577	$20,797	$12.0	$9.5

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and rural real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and rural real estate sold in each period, with varying compositions of retail, office, industrial and other commercial uses. During 2023, we had twenty-eight commercial and rural real estate sales of approximately 474 acres for $21.0 million and land improvement services of $0.3 million, together resulting in a gross margin of approximately 69.0%. During 2022, we had twenty-nine commercial and rural real estate sales of approximately 283 acres for $12.7 million and land improvement services of $1.0 million, together resulting in a gross margin of approximately 70.8%.

Timber revenue decreased by $1.8 million, or 26.9%, to $4.9 million during 2023, as compared to $6.7 million in 2022. The decrease was primarily due to a decrease in prices and tons of wood products sold in the current period. There were 259,000 tons of wood products sold during 2023, as compared to 275,000 tons of wood products sold during 2022. The average price of wood product sold decreased to $16.56 per ton during 2023, as compared to $22.71 per ton during 2022. Timber gross margin was 83.7% during 2023, as compared to 88.1% during 2022. The decrease was primarily due to the lower prices and less tons sold in the current period.

Hospitality revenue includes some of our short-term vacation rentals.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $3.1 million in depreciation, depletion and amortization expense during 2023, as compared to 2022, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $4.4 million in interest expense during 2023, as compared to 2022, was primarily due to an increase in project financing and higher interest rates. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Gain on contributions to unconsolidated joint ventures for 2022, includes a gain of $1.4 million on land contributed to our unconsolidated Pier Park RI JV and a gain of $0.4 million on land contributed to our unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Equity in (loss) income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in (loss) income from unconsolidated joint ventures during 2023 had a loss of $0.9 million, primarily related to start-up expenses for the Watersound Fountains Independent Living JV. In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in (loss) income during 2022 included $21.7 million related to our proportionate share of the gain on sale. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $86.1 million, compared to cash and cash equivalents and U.S. Treasury Bills classified as investments – debt securities of $78.3 million as of December 31, 2022. Although we do not currently hold any Securities, we did hold Securities as of December 31, 2022. See Note 5. Investments included in Item 15 of this Form 10-K for additional information regarding our previous investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, capital contributions to JVs, Latitude Margaritaville Watersound JV note commitment, authorized stock repurchases and authorized dividends for the next twelve months. See Part I. Item 1A. Risk Factors.

During 2023, we invested a total of $217.8 million in capital expenditures, which includes $74.4 million for our residential segment, $70.1 million for our commercial segment, $72.3 million for our hospitality segment and $1.0 million for corporate expenditures. The $217.8 million in capital expenditures included $209.8 million for new operating assets or for residential development and $8.0 million for sustaining capital on existing operating properties. We anticipate that future capital commitments will be funded through cash generated from operations, new financing arrangements, cash on hand and cash equivalents. As of December 31, 2023, we had a total of $48.6 million primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

As of December 31, 2023 and 2022, we had various loans outstanding totaling $459.2 million and $391.4 million, respectively, with maturities from May 2024 through March 2064. As of December 31, 2023, the weighted average effective interest rate of total outstanding debt was 5.3%, of which 66.2% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 17.2 years. As of December 31, 2023, the weighted average rate on our variable rate loans, excluding the swapped portion, was 7.6%. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Our indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan.

In 2015, the Pier Park North JV (the “Pier Park North JV”) entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2023 and 2022, $41.5 million and $42.6 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings or upon breach of covenants in the security instrument. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2018, Pier Park Crossings LLC (the “Pier Park Crossings JV”) entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”) (the “PPC JV Loan”). As of December 31, 2023 and 2022, $34.7 million and $35.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 9% for any additional principal that is prepaid through August 31, 2031. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, Origins Crossings, LLC (the “Watersound Origins Crossings JV”) entered into a $44.0 million loan, as amended (the “Watersound Origins Crossings JV Loan”). In March 2023, the Watersound Origins Crossings JV refinanced the Watersound Origins Crossings JV Loan that increased the principal amount of the loan, which had a balance of $44.0 million at the time of the refinance, to $52.9 million, fixed the interest rate to 5.0% and provides for monthly payments of principal and interest through maturity in April 2058. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through April 2033. As of December 31, 2023 and 2022, $52.5 million and $44.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The refinanced loan is insured by HUD and secured by the real property and certain other Security Interests. We incurred $0.9 million of additional loan cost due to the refinance. As a result of the refinance, 2023 includes a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, SJWCSL, LLC (the “Watercrest JV”) entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2023 and 2022, $20.1 million and $21.0 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 2.2% and matures in June 2047. Effective July 1, 2023, the benchmark interest rate index based on the London Interbank Offered Rate (“LIBOR”) transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us (the “Beckrich Building III Loan”). As of both December 31, 2023 and 2022, $5.0 million was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, Pier Park Crossings Phase II LLC (the “Pier Park Crossings Phase II JV”) entered into a $22.9 million loan, insured by HUD, as amended (the “PPC II JV Loan”). As of December 31, 2023 and 2022, $22.2 million and $22.6 million, respectively, was outstanding on the PPC II JV Loan. The loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us (the “Airport Hotel Loan”). As of December 31, 2023 and 2022, $13.0 million and $14.6 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%, and matures in March 2025. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, Pier Park Resort Hotel, LLC (the “Pier Park Resort Hotel JV”) entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2023 and 2022, $51.9 million and $45.2 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us (the “Breakfast Point Hotel Loan”). As of December 31, 2023 and 2022, $15.9 million and $16.4 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% - 2% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan, which is guaranteed by us (the “Self-Storage Facility Loan”). As of both December 31, 2023 and 2022, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of SOFR plus 2.5%, with a floor of 2.9%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, with the project maintaining a certain debt service coverage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2021, 30A Greenway Hotel, LLC (“The Lodge 30A JV”) entered into a $15.0 million loan (the “Lodge 30A JV Loan”). As of December 31, 2023 and 2022, $14.7 million and $13.3 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In March 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan, which is guaranteed by us (the “North Bay Landing Loan”). As of December 31, 2023 and 2022, $26.8 million and $18.2 million, respectively, was outstanding on the North Bay Landing Loan. The loan bears interest at a rate of SOFR plus 2.6%, with a floor of 3.3%. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of SOFR plus 2.4%, with a floor of 3.1%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan matures in September 2024 and includes an option for an extension of the maturity date by eighteen months, subject to certain conditions. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 50% of the outstanding principal amount upon satisfaction of final advance conditions and will be further reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. In May 2023, we began the process to make available the option to refinance the North Bay Landing Loan by seeking a loan commitment to be insured by HUD.

In June 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us (the “Watersound Camp Creek Loan”). As of December 31, 2023 and 2022, $28.0 million and $13.1 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047. In February 2023, the loan was amended, which modified the interest rate from LIBOR plus 2.1%, with a floor of 2.6%, to SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In August 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us (the “Watersound Town Center Grocery Loan”). As of December 31, 2023 and 2022, $10.5 million and $11.4 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 50% of the outstanding principal amount and will be further reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In October 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us (the “Hotel Indigo Loan”). As of December 31, 2023 and 2022, $20.7 million and $10.4 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2022, Mexico Beach Crossings, LLC (the “Mexico Beach Crossings JV”) entered into a $43.5 million loan, insured by HUD (the “Mexico Beach Crossings JV Loan”). As of December 31, 2023 and 2022, $42.4 million and $23.4 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan may not be prepaid prior to April 2024 and if any additional principal is prepaid from April 2024 through March 2034 a premium is due to the lender of 1% - 10%. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In July 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us (the “Topsail Hotel Loan”). As of December 31, 2023 and 2022, $12.3 million and $5.2 million, respectively, was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In December 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us (“The Pearl Hotel Loan”). As of December 31, 2023 and 2022, $35.5 million and $37.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 4% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $3.0 million as of December 31, 2023. Total outstanding CDD debt related to our land holdings was $10.7 million as of December 31, 2023, which is comprised of $8.7 million at the SouthWood community, $1.9 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of December 31, 2023, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

In 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower (the “Latitude JV Note”). As of both December 31, 2023 and 2022, there was no principal balance outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

During the year ended December 31, 2023, we did not repurchase shares of our common stock outstanding. During the year ended December 31, 2022, we repurchased 576,963 shares of our common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding the Stock Repurchase Program and treasury stock retirement during 2022.

As part of a certain sale of timberlands in 2014, we generated significant tax gains. The installment note’s structure allowed us to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. We have a deferred tax liability related to the gain in connection with the sale.

As of December 31, 2023 and 2022, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $40.0 million and $38.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $17.3 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with U.S. GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $10.0 million and $8.0 million as of December 31, 2023 and 2022, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2023	2022	2021

	In millions
Net cash provided by operating activities	$103.8	$48.2	$111.8
Net cash used in investing activities	(99.1)	(189.8)	(196.1)
Net cash provided by financing activities	40.8	112.5	48.6
Net increase (decrease) in cash, cash equivalents and restricted cash	45.5	(29.1)	(35.7)
Cash, cash equivalents and restricted cash at beginning of the year	45.3	74.4	110.1
Cash, cash equivalents and restricted cash at end of the year	$90.8	$45.3	$74.4

Cash Flows from Operating Activities

Net cash flows provided by operating activities includes net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including developed and undeveloped land. Adjustments for non-cash items primarily include depreciation, depletion and amortization, unrealized loss on investments, net, equity in (income) loss from unconsolidated joint ventures, net of distributions, deferred income tax, cost of real estate sold and gain on contributions to unconsolidated joint ventures. Net cash provided by operations was $103.8 million in 2023, as compared to $48.2 million in 2022. During 2023 net income was $74.1 million, compared to $70.2 million in 2022. The increase in net cash provided by operating activities was primarily due to the changes in net income, expenditures for and acquisition of real estate to be sold, depreciation, depletion and amortization, and gain on insurance for damage to property and equipment, net, partially offset by the changes in cost of real estate sold and other assets during the year.

Cash Flows from Investing Activities

Net cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, sales and maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by special purpose entities. During 2023, net cash used in investing activities was $99.1 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $37.4 million and capital contributions to unconsolidated joint ventures of $2.3 million, partially offset by maturities of investments of $79.0 million, capital distributions from unconsolidated joint ventures of $0.7 million and maturities of assets held by special purpose entities of $0.8 million. During 2022, net cash used in investing activities was $189.8 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $97.1 million and capital contributions to unconsolidated joint ventures of $2.5 million, partially offset by proceeds from insurance claims of $9.8 million, maturities of investments of $92.0 million, sales of investments of $54.3 million, capital distributions from unconsolidated joint ventures of $12.0 million and maturities of assets held by special purpose entities of $0.8 million.

Capital expenditures for operating property and property and equipment were $139.9 million and $259.1 million during 2023 and 2022, respectively, which were primarily for our commercial and hospitality segments, including the acquisition of The Pearl Hotel in 2022. See Note 3. Investment in Real Estate, Net included in Item 15 of this Form 10-K for additional information regarding the acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities was $40.8 million for 2023, compared to $112.5 million in 2022. Net cash provided by financing activities during 2023 included capital contributions from non-controlling interest of $1.4 million and borrowings on debt of $121.8 million, partially offset by capital distributions to non-controlling interest of $2.2 million, dividends paid of $25.7 million, principal payments for debt of $53.5 million, principal payments for finance leases of $0.1 million and debt issuance costs of $0.9 million. Net cash provided by financing activities during 2022 included capital contributions from non-controlling interest of $3.8 million and borrowings on debt of $184.5 million, partially offset by capital distributions to non-controlling interest of $2.4 million, additional ownership interest acquired in Pier Park North JV of $7.7 million, repurchase of common shares of $20.0 million, dividends paid of $23.5 million, principal payments for debt of $20.2 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.9 million.

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

As of December 31, 2023 and 2022, we had $11.0 million and $3.4 million, respectively, of federal net operating loss carryforwards (“NOLs”). The federal NOLs are specific to our QOF entity and do not expire. As of December 31, 2023 and 2022, we had state net NOLs of $12.9 million and $121.1 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2042 and will begin expiring in 2025. As of both December 31, 2023 and 2022, we had a valuation allowance of $0.3 million against approximately $7.2 million of certain state NOLs. As of December 31, 2023 and 2022, we had income tax payable of $9.2 million and $3.5 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) that provided temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This guidance provided expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria were met. The amendments applied only to contracts and hedging relationships that referenced LIBOR or another reference rate that was expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”) which clarified the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848) - Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”) that extended the temporary reference rate reform guidance under Topic 848 from December 31, 2022 to December 31, 2024. This new guidance was effective upon issuance and could be applied prospectively through December 31, 2024, as reference rate activities occurred. In 2022 and the first half of 2023, some of our debt agreements that referenced LIBOR were amended to an alternative rate and on July 1, 2023, the remainder of our debt agreements that referenced a benchmark interest rate index based on LIBOR automatically transitioned to SOFR. Topic 848 was applied at the time of these modifications and there was no impact on our financial condition, results of operations and cash flows.

Leases Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, Leases (“Topic 842”): Common Control Arrangements (“ASU 2023-01”) that improved accounting guidance for arrangements between entities under common control. The new guidance required that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group, as long as the lessee controls the use of the underlying asset through a lease. When the lessee no longer controls the use of the underlying asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. We adopted this guidance as of December 31, 2023 and will apply the guidance prospectively to all new leasehold improvements recognized on or after adoption. As of December 31, 2023, there were no leasehold improvements associated with common control leases. The adoption of this guidance had no impact on our financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) that requires a JV to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. This guidance will be effective prospectively for all JVs with a formation date on or after January 1, 2025, with early adoption permitted. A JV formed before January 1, 2025 may elect to apply the guidance retrospectively if sufficient information is available. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations, cash flows and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”) that requires an entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This guidance also requires that an entity disclose an amount and description of other segment items, provide all annual disclosures currently required by Topic 280 in interim periods and disclose the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance will be effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all prior periods presented. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations, cash flows and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”) that increases transparency about income tax information by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This guidance will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations, cash flows and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate fluctuations. We have investments in short-term U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of $0.1 million in the market value of these investments as of December 31, 2023. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

We have historically been exposed, and in the future may again be exposed, to credit risk associated with Securities and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors. A downgrade of the U.S. government’s credit rating may also decrease the value of Securities.

Some of our cash and cash equivalents are invested in money market instruments. Changes in interest rates related to these investments would not significantly impact our results of operations.

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of December 31, 2023, we had variable-rate debt outstanding totaling $196.7 million, of which $41.5 million was swapped to a fixed interest rate. As of December 31, 2023, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 7.6%. Based on the outstanding balance of these loans as of December 31, 2023, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.6 million. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Report of Independent Registered Public Accounting Firm are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 21, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Tampa, Florida

February 21, 2024

Item 9B.    Other Information

During the fourth quarter of 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed on or before April 29, 2024.

Item 11.    Executive Compensation

Information concerning executive compensation will be included in the Registrant’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed on or before April 29, 2024 and is incorporated by reference in this Part III.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and of management will be set forth under the caption “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in the Registrant’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed on or before April 29, 2024 and is incorporated by reference in this Part III.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions during 2023 and director independence will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in the Registrant’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed on or before April 29, 2024 and is incorporated by reference in this Part III.

Item 14.    Principal Accounting Fees and Services

Information concerning our independent registered public accounting firm will be presented under the caption “Audit Committee Information” in the Registrant’s Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed on or before April 29, 2024 and is incorporated by reference in this Part III.

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

The financial statements of LMWS, LLC JV required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this report.

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

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

23.2**	Consent of independent auditors regarding opinion in exhibit 99.1.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

97**	Clawback Policy

99.1**	Financial Statements of the LMWS, LLC joint venture as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021.

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 21, 2024	/s/ Jorge Gonzalez
Jorge Gonzalez
President, Chief Executive Officer and Director
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge Gonzalez	President, Chief Executive Officer and Director	February 21, 2024
Jorge Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 21, 2024
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bruce R. Berkowitz	Chairman of the Board	February 21, 2024
Bruce R. Berkowitz

/s/ Cesar L. Alvarez	Director	February 21, 2024
Cesar L. Alvarez

/s/ Howard S. Frank	Director	February 21, 2024
Howard S. Frank

/s/ Thomas P. Murphy, Jr.	Director	February 21, 2024
Thomas P. Murphy, Jr.

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2024, expressed an unqualified opinion.

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

Tampa, Florida

February 21, 2024

F 2

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Investment in real estate, net	$1,018,618	$996,261
Investment in unconsolidated joint ventures	66,356	50,025
Cash and cash equivalents	86,068	37,747
Investments - debt securities	—	40,576
Other assets	82,243	61,729
Property and equipment, net	66,049	39,638
Investments held by special purpose entities	204,196	204,863
Total assets	$1,523,530	$1,430,839
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$453,640	$385,860
Accounts payable and other liabilities	58,573	94,371
Deferred revenue	62,836	38,936
Deferred tax liabilities, net	71,829	82,706
Senior Notes held by special purpose entity	178,162	177,857
Total liabilities	825,040	779,730

Commitments and contingencies (Note 20)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,372,040 and 58,335,541 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	270,848	270,028
Retained earnings	410,371	358,344
Accumulated other comprehensive income	1,843	2,430
Total stockholders’ equity	683,062	630,802
Non-controlling interest	15,428	20,307
Total equity	698,490	651,109
Total liabilities and equity	$1,523,530	$1,430,839

See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated JVs, which as of December 31, 2023 and 2022, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Watersound Closings & Escrow, LLC (the “Watersound Closings JV”), Pier Park Crossings Phase II JV, Mexico Beach Crossings JV, Pier Park Resort Hotel JV, The Lodge 30A JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. See Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	December 31,	December 31,
	2023	2022
ASSETS
Investment in real estate, net	$264,837	$272,395
Cash and cash equivalents	4,851	7,353
Other assets	15,596	16,804
Property and equipment, net	22,241	7,219
Investments held by special purpose entities	204,196	204,863
Total assets	$511,721	$508,634
LIABILITIES
Debt, net	$275,757	$243,447
Accounts payable and other liabilities	8,384	18,834
Deferred revenue	307	234
Senior Notes held by special purpose entity	178,162	177,857
Total liabilities	$462,610	$440,372

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Real estate revenue	$186,008	$115,865	$164,650
Hospitality revenue	152,441	97,260	75,265
Leasing revenue	50,836	39,196	27,081
Total revenue	389,285	252,321	266,996
Expenses:
Cost of real estate revenue	87,966	50,791	61,380
Cost of hospitality revenue	122,185	77,518	58,314
Cost of leasing revenue	25,828	17,589	11,620
Corporate and other operating expenses	23,797	22,068	23,023
Depreciation, depletion and amortization	38,776	22,888	18,202
Total expenses	298,552	190,854	172,539
Operating income	90,733	61,467	94,457
Other income (expense):
Investment income, net	13,282	9,862	7,254
Interest expense	(30,618)	(18,383)	(15,854)
Gain on contributions to unconsolidated joint ventures	718	2,738	3,558
Equity in income (loss) from unconsolidated joint ventures	22,701	25,986	(865)
Other income, net	3,245	12,947	10,181
Total other income, net	9,328	33,150	4,274
Income before income taxes	100,061	94,617	98,731
Income tax expense	(26,009)	(24,389)	(24,982)
Net income	74,052	70,228	73,749
Net loss attributable to non-controlling interest	3,660	699	804
Net income attributable to the Company	$77,712	$70,927	$74,553

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$1.33	$1.21	$1.27
Diluted	$1.33	$1.21	$1.27

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,312,878	58,720,050	58,882,549
Diluted	58,324,254	58,721,338	58,882,549

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income:	$74,052	$70,228	$73,749
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	244	(235)	(16)
Interest rate swaps	250	4,633	848
Interest rate swap - unconsolidated joint venture	80	621	213
Reclassification of net realized (gain) loss included in earnings	(1,767)	140	405
Total before income taxes	(1,193)	5,159	1,450
Income tax benefit (expense)	199	(957)	(367)
Total other comprehensive (loss) income, net of tax	(994)	4,202	1,083
Total comprehensive income, net of tax	73,058	74,430	74,832
Total comprehensive loss (income) attributable to non-controlling interest	4,067	(684)	804
Total comprehensive income attributable to the Company	$77,125	$73,746	$75,636

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2020	58,882,549	$296,873	$255,216	$(1,472)	$—	$17,553	$568,170
Capital contributions from non-controlling interest	—	—	—	—	—	3,189	3,189
Capital distributions to non-controlling interest	—	—	—	—	—	(1,247)	(1,247)
Dividends ($0.32 per share)	—	—	(18,844)	—	—	—	(18,844)
Other comprehensive income, net of tax	—	—	—	1,083	—	—	1,083
Net income (loss)	—	—	74,553	—	—	(804)	73,749
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Additional ownership interest acquired in Pier Park North JV	—	(7,237)	—	—	—	(458)	(7,695)
Capital contributions from non-controlling interest	—	—	—	—	—	3,823	3,823
Capital distributions to non-controlling interest	—	—	—	—	—	(2,433)	(2,433)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	364	—	—	—	—	364
Repurchase of common shares	(576,963)	—	—	—	(19,972)	—	(19,972)
Retirement of treasury stock	—	(19,972)	—	—	19,972	—	—
Dividends ($0.40 per share)	—	—	(23,508)	—	—	—	(23,508)
Other comprehensive income, net of tax	—	—	—	2,819	—	1,383	4,202
Net income (loss)	—	—	70,927	—	—	(699)	70,228
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$—	$20,307	$651,109
Capital contributions from non-controlling interest	—	—	—	—	—	1,430	1,430
Capital distributions to non-controlling interest	—	—	—	—	—	(2,242)	(2,242)
Issuance of restricted stock	36,499	—	—	—	—	—	—
Stock based compensation expense	—	820	—	—	—	—	820
Dividends ($0.44 per share)	—	—	(25,685)	—	—	—	(25,685)
Other comprehensive loss, net of tax	—	—	—	(587)	—	(407)	(994)
Net income (loss)	—	—	77,712	—	—	(3,660)	74,052
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$74,052	$70,228	$73,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	38,776	22,888	18,202
Stock based compensation	820	364	—
Gain on sale of investments	—	—	(17)
Unrealized loss on investments, net	—	26	1,872
Equity in (income) loss from unconsolidated joint ventures, net of distributions	(12,913)	(2,758)	1,298
Deferred income tax	(10,677)	4,490	15,977
Cost of real estate sold	82,610	46,384	55,933
Expenditures for and acquisition of real estate to be sold	(77,796)	(97,535)	(47,318)
Accretion income and other	(2,513)	(1,274)	(810)
Loss on disposal of property and equipment	16	181	270
Gain on contributions to unconsolidated joint ventures	(718)	(2,738)	(3,558)
Gain on insurance for damage to property and equipment, net	—	(9,835)	(4,853)
Loss on extinguishment of debt	133	130	—
Changes in operating assets and liabilities:
Other assets	(9,178)	15,317	(6,372)
Deferred revenue	11,149	2,684	8,568
Accounts payable and other liabilities	10,088	(331)	(1,144)
Net cash provided by operating activities	103,849	48,221	111,797
Cash flows from investing activities:
Expenditures for operating property	(133,783)	(251,809)	(149,199)
Expenditures for property and equipment	(6,182)	(7,348)	(4,302)
Proceeds from the disposition of assets	71	49	34
Proceeds from insurance claims	—	9,835	4,853
Purchases of investments - debt securities	(37,407)	(97,133)	(157,928)
Maturities of investments - debt securities	79,000	92,000	117,000
Sales of investments - debt securities	—	53,901	36
Sales of investments - equity securities	—	424	325
Sales of restricted investments	—	—	1,173
Capital contributions to unconsolidated joint ventures	(2,305)	(2,505)	(9,389)
Capital distributions from unconsolidated joint ventures	676	12,025	1,020
Payments for interest in unconsolidated joint venture	—	—	(495)
Maturities of assets held by special purpose entities	787	785	787
Net cash used in investing activities	(99,143)	(189,776)	(196,085)
Cash flows from financing activities:
Capital contributions from non-controlling interest	1,430	3,823	3,189
Capital distributions to non-controlling interest	(2,242)	(2,433)	(1,247)
Additional ownership interest acquired in Pier Park North JV	—	(7,695)	—
Repurchase of common shares	—	(19,972)	—
Dividends paid	(25,664)	(23,497)	(18,844)
Borrowings on debt	121,839	184,476	69,300
Principal payments for debt	(53,491)	(20,228)	(2,327)
Principal payments for finance leases	(153)	(121)	(104)
Debt issuance costs	(958)	(1,895)	(1,398)
Net cash provided by financing activities	40,761	112,458	48,569
Net increase (decrease) in cash, cash equivalents and restricted cash	45,467	(29,097)	(35,719)
Cash, cash equivalents and restricted cash at beginning of the year	45,303	74,400	110,119
Cash, cash equivalents and restricted cash at end of the year	$90,770	$45,303	$74,400

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2023	2022	2021
Cash and cash equivalents	$86,068	$37,747	$70,162
Restricted cash included in other assets	4,702	7,556	4,238
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$90,770	$45,303	$74,400

Restricted cash includes amounts reserved as a requirement of financing, development, or advance draws on construction loans for certain of the Company’s projects.

	Year Ended December 31,
	2023	2022	2021
Cash paid during the period for:
Interest, net of amounts capitalized	$29,602	$17,152	$13,621
Federal income taxes	$26,400	$16,361	$11,070
State income taxes	$4,518	$750	$—

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$(1,844)	$(4,044)	$(6,136)
Decrease in Community Development District debt, net	$(539)	$(311)	$(900)
Transfers of expenditures for operating property to property and equipment	$35,812	$9,594	$12,012
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(30,325)	$13,205	$19,223
Unrealized (loss) gain on cash flow hedges	$(215)	$5,243	$1,481

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, is a Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 87% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. Commencing in the fourth quarter of 2023, due to timber revenue representing less than 2% of total consolidated revenue for the year ended December 31, 2023, revenue previously reported as “Timber revenue” has been reclassified to “Real estate revenue” on the consolidated statements of income. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, real estate impairment assessments, investments, accruals, deferred income taxes, allowance for credit losses and revenue recognition. Actual results could differ from those estimates.

Investment in Real Estate, Net

The Company capitalizes costs directly associated with development and construction of identified real estate projects. These costs include land and common development costs (such as roads, structures, utilities and amenities).

F 10

The Company may also capitalize indirect costs that relate to specific projects under development or construction. These indirect costs include construction and development administration, legal fees, project administration, interest (up to total interest expense) and real estate taxes.

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

F 11

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

F 12

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

Investments

Investments – debt securities consist of available-for-sale securities recorded at fair value, which is established through external pricing services that use quoted market prices and pricing data from recently executed market transactions. Unrealized gains and losses on investments, net of tax, are recorded in other comprehensive (loss) income. Realized gains and losses on investments are determined using the specific identification method. The amortized cost of

F 13

debt securities are adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization and accretion are included in investment income, net.

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

Comprehensive Income

The Company’s comprehensive income includes unrealized gains and losses on available-for-sale securities. Comprehensive income also includes changes in the fair value of effective cash flow hedges, which are subsequently reclassified into earnings in the period during which the hedged transaction affects earnings.

Derivatives and Hedging

The Company has entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with variable rate debt. For cash flow hedges that are effective, the gain or loss on the derivative is reported in other comprehensive (loss) income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company accounts for the changes in fair value of derivatives that do not qualify for hedge accounting treatment directly in earnings.

Receivables

The Company’s receivables primarily include homesite sales receivable, a revolving promissory note with an unconsolidated JV, leasing receivables, membership fees, hospitality receivables and other receivables. At each reporting period, receivables in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. The Company does not measure an allowance for credit losses for accrued interest receivables and will write off uncollectible balances in a timely manner, which is within 90 days from when it is determined uncollectible.

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

Leases - The Company as Lessee

Finance lease right-of-use assets are included within property and equipment, net and operating lease right-of-use assets are included within other assets on the consolidated balance sheets, which represent the Company’s right to use an underlying asset during a lease term for leases in excess of one year. Corresponding finance lease liabilities and operating lease liabilities are included within accounts payable and other liabilities on the consolidated balance sheets and are related to the Company’s obligation to make lease payments for leases in excess of one year. Right-of-use assets and liabilities are recognized at lease commencement date based on the present value of future minimum lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company does not separate lease components from non-lease components, which are presented as a single component when allocating contract consideration. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

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

Advertising Costs

Advertising costs are expensed as services are incurred. Advertising costs of $3.8 million, $2.4 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively, are included within cost of revenue and corporate and other operating expenses in the consolidated statements of income.

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

F 15

interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

For tax positions taken or expected to take in the tax returns, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive income with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

All of the Company’s real estate assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

Throughout 2023, the Company continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily the result of the continued growth of Northwest Florida, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities, as well as the evolving flexibility in the workplace.

Despite the strong demand across the Company’s segments, the Company also continues to feel the impact from the aforementioned macroeconomic factors, including supply chain disruptions which have extended the time to complete residential, hospitality and commercial projects. In addition, inflation, higher insurance costs and elevated interest rates, have increased operating costs and loan rates, as compared to prior years. While elevated interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into the Company’s markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with the Company.

Given the Company’s diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period.

Further discussion of the potential impacts on the Company’s business from the current macroeconomic environment are discussed in Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, investments, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2023 these balances exceed the amount of FDIC insurance provided on such deposits by $18.7 million. In addition, as of December 31, 2023, the Company had $59.8 million invested in short-term U.S. Treasury Bills and $1.4 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the years ended December 31, 2023 and 2022, the Company had 57,923 and 29,955, respectively, unvested shares of restricted stock. For the years ended December 31, 2023 and 2022, 46,547 and 27,577, respectively, potentially

F 16

dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. For the year ended December 31, 2021, there were no outstanding common stock equivalents or potential dilutive instruments, therefore, basic and diluted weighted average shares outstanding were equal. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2023	2022	2021

Income
Net income attributable to the Company	$77,712	$70,927	$74,553

Shares
Weighted average shares outstanding - basic	58,312,878	58,720,050	58,882,549
Incremental shares from restricted stock	11,376	1,288	—
Weighted average shares outstanding - diluted	58,324,254	58,721,338	58,882,549

Net income per share attributable to the Company
Basic income per share	$1.33	$1.21	$1.27
Diluted income per share	$1.33	$1.21	$1.27

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, costs and expenses.

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

Real Estate Revenue

Revenue from real estate sales, including homesites, homes, commercial properties, operating properties, parcels of entitled or undeveloped land and rural land, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer.

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of completed homes (iii) the sale of parcels of entitled or undeveloped land or homesites; (iv) a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (v) the sale of tap and impact fee credits; (vi) marketing fees; and (vii) other fees on certain transactions.

Estimated homesite residuals and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in material circumstances from the estimated amounts will be updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are

F 17

resolved. For the years ended December 31, 2023, 2022 and 2021, real estate revenue includes $24.0 million, $5.8 million and $4.8 million, respectively, of estimated homesite residuals and $5.0 million, $1.9 million and $2.4 million, respectively, of estimated fees related to homebuilder homesite sales.

Timber revenue from the sale of the Company’s forestry products is primarily from open market sales of timber on site without the associated delivery costs and is derived from either pay-as-cut sales contracts or timber bid sales.

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

Other real estate revenue includes title insurance business revenue which is recognized at the point in time services are provided and represents a single performance obligation with a fixed transaction price. Other real estate revenue also includes the sale of mitigation bank credits, which is recognized at a point in time.

Hospitality Revenue

The Company’s hospitality segment features the Watersound Club, hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The Company’s hospitality operations generate revenue from membership sales, golf courses, lodging at the Company’s hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations that includes fuel sales, charter flights, other resort and entertainment activities and beach clubs, which includes operation of the WaterColor Beach Club.

Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Lodging at the Company’s hotels, short-term vacation rentals owned by the Company and operation of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Daily play at the golf courses, food and beverage operations, merchandise sales, marina storage and fuel sales, charter flights, other resort and entertainment activities, and other service fees are recognized at the point of sale.

Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. Non-refundable initiation fees are deferred and recognized ratably over time, which is the estimated membership period. Club membership revenue consists of monthly dues, which are recognized monthly over time as access is provided for the period. Revenue generated from the Company’s management services is recognized over time as time elapses and the Company’s performance obligations are met.

Leasing Revenue

Leasing revenue is excluded from Topic 606 and consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property; rural land and other assets; as well as boat slip rentals and boat storage fees at the marinas, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate non-lease components from lease components and, instead, accounts for each separate lease component and the non-lease components

F 18

associated with that lease as a single component if the non-lease components otherwise would be accounted for under Topic 606. Non-lease components primarily include common area maintenance and senior living services provided related to the Watercrest JV. Leasing revenue includes properties located in the Company’s Watersound Town Center, Beckrich Office Park, North Bay Landing apartment community, consolidated Pier Park North JV, Pier Park Crossings JV, Pier Park Crossings Phase II JV, Watersound Origins Crossings JV, Mexico Beach Crossings JV and Watercrest JV, as well as the Company’s industrial parks and other properties. See Note 7. Leases for additional information related to leases.

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$155,702	$—	$26,180	$4,126	$186,008
Hospitality revenue	—	152,437	4	—	152,441
Leasing revenue	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

Timing of Revenue Recognition:
Recognized at a point in time	$155,702	$117,982	$26,184	$4,126	$303,994
Recognized over time	—	34,455	—	—	34,455
Over lease term	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

	Year Ended December 31, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$92,804	$—	$20,384	$2,677	$115,865
Hospitality revenue	—	96,731	529	—	97,260
Leasing revenue	82	505	38,466	143	39,196
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

Timing of Revenue Recognition:
Recognized at a point in time	$92,804	$68,653	$20,913	$2,677	$185,047
Recognized over time	—	28,078	—	—	28,078
Over lease term	82	505	38,466	143	39,196
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

	Year Ended December 31, 2021
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$144,664	$—	$18,023	$1,963	$164,650
Hospitality revenue	—	74,538	727	—	75,265
Leasing revenue	190	53	26,807	31	27,081
Total revenue	$144,854	$74,591	$45,557	$1,994	$266,996

Timing of Revenue Recognition:
Recognized at a point in time	$144,664	$55,181	$18,750	$1,963	$220,558
Recognized over time	—	19,357	—	—	19,357
Over lease term	190	53	26,807	31	27,081
Total revenue	$144,854	$74,591	$45,557	$1,994	$266,996

F 19

Recently Adopted Accounting Pronouncements

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, that provided temporary optional guidance to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. This guidance provided expedients and exceptions for applying GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria were met. The amendments applied only to contracts and hedging relationships that referenced LIBOR or another reference rate that was expected to be discontinued due to reference rate reform. In January 2021, the FASB issued ASU 2021-01, which clarified the original guidance that certain optional expedients and exceptions in contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06 that extended the temporary reference rate reform guidance under Topic 848 from December 31, 2022 to December 31, 2024. This new guidance was effective upon issuance and could be applied prospectively through December 31, 2024, as reference rate activities occurred. In 2022 and the first half of 2023, some of the Company’s debt agreements that referenced LIBOR were amended to an alternative rate and on July 1, 2023, the remainder of the Company’s debt agreements that referenced a benchmark interest rate index based on LIBOR automatically transitioned to SOFR. Topic 848 was applied at the time of these modifications and there was no impact on the Company’s financial condition, results of operations and cash flows.

Leases Common Control Arrangements

In March 2023, the FASB issued ASU 2023-01, that improved accounting guidance for arrangements between entities under common control. The new guidance required that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group, as long as the lessee controls the use of the underlying asset through a lease. When the lessee no longer controls the use of the underlying asset, the leasehold improvements are accounted for as a transfer between entities under common control through an adjustment to equity. The Company adopted this guidance as of December 31, 2023 and will apply the guidance prospectively to all new leasehold improvements recognized on or after adoption. As of December 31, 2023, there were no leasehold improvements associated with common control leases. The adoption of this guidance had no impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, that requires a JV to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. This guidance will be effective prospectively for all JVs with a formation date on or after January 1, 2025, with early adoption permitted. A JV formed before January 1, 2025 may elect to apply the guidance retrospectively if sufficient information is available. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, that requires an entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. This guidance also requires that an entity disclose an amount and description of other segment items, provide all annual disclosures currently required by Topic 280 in interim periods and disclose the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. This guidance will be effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied retrospectively to all prior periods presented. The Company is currently

F 20

evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, that increases transparency about income tax information by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. This guidance will be effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	December 31,	December 31,
	2023	2022
Development property:
Residential	$141,145	$166,304
Hospitality	23,633	205,409
Commercial	99,719	131,133
Other	2,924	3,618
Total development property	267,421	506,464

Operating property:
Residential	10,905	7,854
Hospitality	419,095	221,542
Commercial	439,671	356,242
Other	—	127
Total operating property	869,671	585,765
Less: Accumulated depreciation	118,474	95,968
Total operating property, net	751,197	489,797
Investment in real estate, net	$1,018,618	$996,261

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

F 21

Operating property includes the following components:

	December 31,	December 31,
	2023	2022
Land and land improvements	$206,089	$146,257
Buildings and building improvements	648,655	425,347
Timber	14,927	14,161
	869,671	585,765
Less: Accumulated depreciation	118,474	95,968
Total operating property, net	$751,197	$489,797

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of December 31, 2023 and 2022, operating property, net related to operating leases was $367.3 million and $285.1 million, respectively.

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

Depreciation, depletion and amortization expense related to real estate investments was $23.0 million, $14.3 million and $12.0 million in 2023, 2022 and 2021, respectively.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 10. Debt, Net and Note 20. Commitments and Contingencies for additional information. The Company provides mitigation bank credits, impact fees and services to certain unconsolidated JVs and incurs expense for leasing management services from the Watersound Management JV, see Note 21. Related Party Transactions for additional information.

F 22

Consolidated Joint Ventures

Mexico Beach Crossings JV

The Mexico Beach Crossings JV was formed in January 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit apartment community in Mexico Beach, Florida. Construction of the community was completed in the fourth quarter of 2023. The community is located on land that was contributed to the JV by the Company. As of December 31, 2023 and 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of December 31, 2023 and 2022.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. Construction of the 85-room hotel was completed in the first quarter of 2023. As of December 31, 2023 and 2022, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Pier Park Resort Hotel JV

The Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. Construction of the 255-room hotel was completed in the second quarter of 2023. As of December 31, 2023 and 2022, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Pier Park Crossings Phase II JV

The Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2023 and 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2023 and 2022, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

F 23

Watercrest JV

The Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of December 31, 2023 and 2022, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Watersound Origins Crossings JV

The Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit apartment community near the entrance to the Watersound Origins residential community. Construction of the community was completed in the fourth quarter of 2021. As of December 31, 2023 and 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Pier Park Crossings JV

The Pier Park Crossing JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2023 and 2022, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. In November 2022, the Company purchased an additional 30% ownership interest for $7.7 million. As of December 31, 2023 and 2022, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV s partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2023 and 2022.

F 24

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2023	2022
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$49,036	$33,235
Sea Sound JV (a)	—	411
Watersound Fountains Independent Living JV	6,533	7,258
Pier Park TPS JV	707	1,451
Pier Park RI JV	6,156	4,263
Busy Bee JV	2,535	2,160
Electric Cart Watersound JV	815	703
Watersound Management JV	574	544
Total investment in unconsolidated joint ventures	$66,356	$50,025

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (b) (c)	$37,445	$30,001
Watersound Fountains Independent Living JV (c)	38,062	21,327
Pier Park TPS JV (c)	13,503	13,822
Pier Park RI JV	16,021	—
Busy Bee JV	5,693	6,010
Electric Cart Watersound JV (c)	4,732	923
Total outstanding debt principal of unconsolidated JVs	$115,456	$72,083
(a)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations.
(b)	See Note 20. Commitments and Contingencies for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 20. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $16.0 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of December 31, 2023. During 2023 and 2022, the Company received distributions from unconsolidated JVs totaling $12.1 million and $36.1 million, respectively, which included a distribution from the Sea Sound JV related to the sale of its assets during 2022. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of December 31, 2023, was $122.4 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments.

F 25

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Year Ended December 31,
	2023	2022	2021
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$23,627	$3,859	$(1,861)
Sea Sound JV (b)	(35)	21,705	(15)
Watersound Fountains Independent Living JV (c)	(725)	(250)	—
Pier Park TPS JV	(362)	33	551
Busy Bee JV (d)	(36)	538	441
Electric Cart Watersound JV (e)	112	18	—
Watersound Management JV	120	83	19
Total equity in income (loss) from unconsolidated joint ventures	$22,701	$25,986	$(865)
(a)	The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022, includes the Company’s proportionate share of the gain on sale of $21.7 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.
(c)	The project is under construction.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	JV was formed in February 2022. The permanent sales and service facility located in the Watersound West Bay Center was completed in the fourth quarter of 2023.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	December 31, 2023
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$149,253	(a)	$—	$52,301	$13,666	$32,053	$8,605	$5,384	$—	$261,262
Cash and cash equivalents	28,235		—	215	719	44	613	902	158	30,886
Other assets	2,883		—	67	617	25	1,965	396	—	5,953
Total assets	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101

LIABILITIES AND EQUITY
Debt, net	$37,155		$—	$37,493	$13,408	$15,681	$5,673	$4,661	$—	$114,071
Accounts payable and other liabilities	72,872		—	2,947	181	4,128	439	423	—	80,990
Equity	70,344		—	12,143	1,413	12,313	5,071	1,598	158	103,040
Total liabilities and equity	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations.

F 26

	December 31, 2022
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$126,354	(a)	$—	$38,783	$15,106	$9,858	$7,627	$1,875	$—	$199,603
Cash and cash equivalents	10,633		327	190	775	580	1,081	259	98	13,943
Other assets	3,268		363	11	748	340	1,957	234	—	6,921
Total assets	$140,255		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$220,467

LIABILITIES AND EQUITY
Debt, net	$29,530		$—	$20,716	$13,542	$—	$5,970	$843	$—	$70,601
Accounts payable and other liabilities	77,630		5	4,776	186	2,252	376	147	—	85,372
Equity	33,095		685	13,492	2,901	8,526	4,319	1,378	98	64,494
Total liabilities and equity	$140,255		$690	$38,984	$16,629	$10,778	$10,665	$2,368	$98	$220,467
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations.

Summarized statements of operations for unconsolidated JVs are as follows:

	Year Ended December 31, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$323,881	$—	$—	$4,716	$—	$17,170		$3,235	$1,956	$350,958
Expenses:
Cost of revenue	259,199	—	—	3,118	—	16,449		2,796	1,717	283,279
Other operating expenses	17,079	62	1,330	—	—	—		104	—	18,575
Depreciation and amortization	613	—	14	1,443	—	499		33	—	2,602
Total expenses	276,891	62	1,344	4,561	—	16,948		2,933	1,717	304,456
Operating income (loss)	46,990	(62)	(1,344)	155	—	222		302	239	46,502
Other (expense) income:
Interest expense	—	—	(4)	(906)	—	(176)		(82)	—	(1,168)
Other income (expense), net	264	—	—	28	—	(115)	(e)	—	—	177
Total other income (expense), net	264	—	(4)	(878)	—	(291)		(82)	—	(991)
Net income (loss)	$47,254	$(62)	$(1,348)	$(723)	$—	$(69)		$220	$239	$45,511
(a)	The Latitude Margaritaville Watersound JV completed 641 home sale transactions during 2023.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party and no longer has activity from operations.
(c)	The project is under construction.
(d)	The project is under construction with no income or loss for the year ended December 31, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

F 27

	Year Ended December 31, 2022
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV		Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$139,297	$5,182		$—	$5,460	$—	$17,747		$579	$1,196	$169,461
Expenses:
Cost of revenue	118,468	1,883		—	3,199	—	16,954		519	1,030	142,053
Other operating expenses	12,903	32		465	—	—	—		20	—	13,420
Depreciation and amortization	543	1,671		—	1,449	—	459		2	—	4,124
Total expenses	131,914	3,586		465	4,648	—	17,413		541	1,030	159,597
Operating income (loss)	7,383	1,596		(465)	812	—	334		38	166	9,864
Other (expense) income:
Interest expense	—	(1,560)		—	(752)	—	(190)		(3)	—	(2,505)
Other income, net	47	36,138	(b)	—	17	—	957	(e)	—	—	37,159
Total other income (expense), net	47	34,578		—	(735)	—	767		(3)	—	34,654
Net income (loss)	$7,430	$36,174		$(465)	$77	$—	$1,101		$35	$166	$44,518
(a)	The Latitude Margaritaville Watersound JV completed 316 home sale transactions during 2022.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.
(c)	The project is under construction.
(d)	The project was under construction with no income or loss for the year ended December 31, 2022.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Year Ended December 31, 2021
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total

Total revenue	$18,653	$1,012	$—	$6,474	$—	$16,365		$—	$511	$43,015
Expenses:
Cost of revenue	14,931	439	—	2,971	—	15,064		—	473	33,878
Other operating expenses	6,802	—	—	—	—	—		—	—	6,802
Depreciation and amortization	396	359	—	1,434	—	461		—	—	2,650
Total expenses	22,129	798	—	4,405	—	15,525		—	473	43,330
Operating (loss) income	(3,476)	214	—	2,069	—	840		—	38	(315)
Other (expense) income:
Interest expense	—	(239)	—	(735)	—	(192)		—	—	(1,166)
Other income, net	—	—	—	11	—	198	(e)	—	—	209
Total other (expense) income, net	—	(239)	—	(724)	—	6		—	—	(957)
Net (loss) income	$(3,476)	$(25)	$—	$1,345	$—	$846		$—	$38	$(1,272)
(a)	The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021 and completed 47 home sale transactions during 2021.
(b)	In November 2022, the Sea Sound JV sold its assets to an unrelated third party no longer has activity from operations.
(c)	The project was under construction with no income or loss for the year ended December 31, 2021.
(d)	JV was formed in May 2022.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	JV was formed in February 2022.

F 28

Latitude Margaritaville Watersound JV

LMWS, LLC was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. Construction is underway on customer homes. The town center amenities opened in June 2023. As of December 31, 2023, the Latitude Margaritaville Watersound JV had 609 homes under contract and has completed 1,004 home sale transactions of the total estimated 3,500 homes planned in the community. As of December 31, 2023 and 2022, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $49.0 million and $33.2 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less the pro-rata return of land contribution and other distributions. During 2023 and 2022, the Company received $11.4 million and $3.1 million, respectively, of cash distributions from the JV. As of December 31, 2023, the Company completed $8.3 million of the $9.2 million total agreed upon infrastructure improvements. The transaction price was allocated based on the stand-alone selling prices of the land and agreed upon improvements. As of December 31, 2023 and 2022, the Company owned a 50.0% voting interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

The Company’s Latitude Margaritaville Watersound JV has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the year ended December 31, 2023, but not the years ended December 31, 2022 and 2021. Therefore, separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 of this Form 10-K. The basis difference of $18.3 million and $24.6 million as of December 31, 2023 and 2022, respectively, is due to the Company maintaining the land and additional completed infrastructure improvements contributed to the JV at its historical cost basis, while the JV recorded these contributions at market value. The basis difference is being reduced with the pro-rata return of land contribution as each home is sold by the JV. The amounts returned totaled $6.4 million, $3.1 million and $0.4 million in 2023, 2022 and 2021, respectively.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of both December 31, 2023 and 2022, there was no balance outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to the revolving promissory note and guaranty by the Company.

Sea Sound JV

FDSJ Eventide, LLC was formed in 2020. The Company entered into a JV agreement to develop, construct and manage a 300-unit apartment community near the Breakfast Point residential community in Panama City Beach, Florida. Construction of the community was completed in the first quarter of 2022. As of December 31, 2023 and 2022, the Company owned a 60.0% interest in the JV. In November 2022, the Sea Sound JV sold its assets to a third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The Company’s proportionate share of the gain on sale of $21.7 million is included within equity in income (loss) from unconsolidated joint ventures on the consolidated statements of income for the year ended December 31, 2022. During 2022, the Company also received a cash distribution of $31.6 million from the JV. As a result of the sale, the Sea Sound JV no longer has activity from operations. The Sea Sound JV had a contingent gain related to the sale for a $0.5 million indemnity holdback liability, which was received in October 2023. The Company has determined that Sea Sound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Sea Sound JV was accounted for using the equity method.

F 29

Watersound Fountains Independent Living JV

WOSL, LLC was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The three JV parties are working together to develop and construct the project. The community is located on land that was contributed to the JV by the Company in 2021, with a fair value of $3.2 million. In addition, during 2021, the Company contributed cash of $4.3 million and the JV partners contributed $6.4 million. As of December 31, 2023 and 2022, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of December 31, 2023 and 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC was formed in May 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The JV parties are working together to develop and construct the project. The hotel is located on land that was contributed to the JV by the Company in 2022, with a fair value of $1.8 million. In addition, as of December 31, 2023, the Company contributed cash and impact fees of $4.4 million, and the JV partner contributed cash of $6.2 million. As of December 31, 2023 and 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In September 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at SOFR plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of December 31, 2023, $16.0 million was outstanding on the Pier Park RI JV Loan. As of December 31, 2022, there was no principal balance outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of December 31, 2023 and 2022, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee

F 30

JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. As of December 31, 2023 and 2022, $5.0 million and $5.1 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of December 31, 2023 and 2022, $0.7 million and $0.9 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC was formed in February 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida. The land was contributed to the JV by the Company in 2022, with a fair value of $0.5 million. In addition, during 2022 the Company contributed cash of $0.2 million and the JV partner contributed cash of $0.6 million. The JV operated out of a temporary facility while its permanent Watersound West Bay Center location was being constructed. The Watersound West Bay Center Facility opened in October 2023 and provides sales and service. An additional sales showroom will be located at the Watersound Town Center near the Watersound Origins residential community on property leased to the JV by the Company. As of December 31, 2023 and 2022, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined that Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of December 31, 2023 and 2022, the Electric Cart Watersound JV had $2.4 million and $1.7 million, respectively, of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from three to six months. As of December 31, 2023 and 2022, the JV had an outstanding principal balance of $0.4 million and $0.1 million, respectively, on these line of credit facilities. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021. During 2021, the Company purchased an interest in Watersound Management, LLC for $0.5 million to form a JV to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. During 2021 the Company and its JV partner each contributed cash of less than $0.1 million. As of December 31, 2023 and 2022, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 21. Related Party Transactions for additional information.

F 31

5. Investments

Available-For-Sale Investments

Investments classified as available-for-sale securities were as follows:

	December 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized		Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value	Cost	Gains	(Losses)	Fair Value
Investments - debt securities:
U.S. Treasury Bills	$—	$—	$—	$—	$40,820	$—	$(244)	$40,576

During 2023 and 2022, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During 2023, there were no proceeds from the sale of available-for-sale securities. During 2023, maturities of available-for-sale securities were $79.0 million and purchases of available-for-sale securities were $37.4 million. During 2022, proceeds from the sale of available-for-sale securities were $53.9 million, maturities of available-for-sale securities were $92.0 million and purchases of available-for-sale securities were $97.1 million.

The following table provides the available-for-sale investments with an unrealized loss position and their related fair values:

	December 31, 2023				December 31, 2022
	Less Than 12 Months		12 Months or Greater		Less Than 12 Months		12 Months or Greater
		Unrealized		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investments - debt securities:
U.S. Treasury Bills	$—	$—	$—	$—	$37,578	$244	$—	$—

As of December 31, 2023, the Company did not have any unrealized losses. As of December 31, 2022, the Company had $0.2 million unrealized losses related to U.S. Treasury Bills. As of December 31, 2022, the Company determined the unrealized losses related to U.S. Treasury Bills were not due to credit impairment and did not record an allowance for credit losses related to available-for-sale debt securities.

Investment Management Agreement

Mr. Bruce R. Berkowitz is the Chairman of the Company’s Board. He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns FCM. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of December 31, 2023, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 38.9% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

F 32

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2023
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,383	$—	$—	$1,383
U.S. Treasury Bills	59,802	—	—	59,802
	$61,185	$—	$—	$61,185

	December 31, 2022
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$19,233	$—	$—	$19,233

Investments - debt securities:
U.S. Treasury Bills	40,576	—	—	40,576
	$59,809	$—	$—	$59,809

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	December 31, 2023	December 31, 2023	December 31, 2022	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$41.5	$3,254	$4,609	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.5	$191	$273	2	Investment in unconsolidated joint ventures
(a)	See Note 10. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into equity in income (loss) from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information.

F 33

The following is a summary of the effect of derivative instruments on the Company’s consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended December 31,
	2023	2022	2021
Amount of net gain recognized in other comprehensive income on derivatives	$330	$5,254	$1,061
Amount of net (gain) loss reclassified into interest expense	$(1,605)	$52	$247
Amount of net (gain) loss reclassified into equity in income (loss) from unconsolidated joint ventures	$(162)	$88	$173

As of December 31, 2023, based on current value, the Company expects to reclassify $1.6 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 14. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The fair value of the Company’s investment in unconsolidated joint ventures is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated joint ventures required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2023, 2022 or 2021. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. During 2023, 2022 and 2021 the Company did not record any impairment charges related to long-lived assets.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

F 34

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2023			December 31, 2022
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$3,824	$3,750	1	$4,486	$4,361	1

Senior Notes held by SPE	$178,162	$181,286	3	$177,857	$179,564	3

Debt
Fixed-rate debt	$262,484	$215,522	2	$194,525	$172,241	2
Variable-rate debt	196,737	196,737	2	196,886	196,886	2
Total debt	$459,221	$412,259		$391,411	$369,127

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2023, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $3.8 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2023, consist of $178.2 million, net of the $1.8 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Year Ended December 31,
	2023	2022	2021
Leasing revenue
Lease payments	$43,756	$33,600	$22,256
Variable lease payments	7,080	5,596	4,825
Total leasing revenue	$50,836	$39,196	$27,081

F 35

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2023, for the years ending December 31 are:

2024	$26,485
2025	12,812
2026	10,768
2027	9,416
2028	6,686
Thereafter	35,026
$101,193

The Company as Lessee

As of December 31, 2023, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised.

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$149	$122	$114
Interest on lease liability	15	15	18
Operating lease cost	439	378	308
Variable and short-term lease cost	1,940	1,793	1,476
Total lease cost	$2,543	$2,308	$1,916

Other information
Weighted-average remaining lease term - finance lease (in years)	2.8	3.3	3.6
Weighted-average remaining lease term - operating leases (in years)	1.5	2.9	3.3
Weighted-average discount rate - finance lease	5.3%	5.2%	4.6%
Weighted-average discount rate - operating leases	4.9%	4.8%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to December 31, 2023, for the years ending December 31 are:

	Finance Leases	Operating Leases
2024	$137	$322
2025	94	120
2026	50	59
2027	32	55
2028	9	55
Thereafter	—	330
Total	322	941
Less imputed interest	(24)	(148)
Total lease liabilities	$298	$793

F 36

8. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2023	2022
Accounts receivable, net	$20,322	$9,035
Homesite sales receivable	29,862	10,086
Notes receivable, net	416	1,742
Inventory	4,250	3,976
Prepaid expenses	12,086	9,393
Straight-line rent	2,755	2,546
Operating lease right-of-use assets	858	678
Other assets	8,756	13,138
Retained interest investments	—	8,197
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$82,243	$61,729

Accounts Receivable, Net

Accounts receivable, net primarily includes leasing receivables, membership fees, hospitality receivables and other receivables. As of December 31, 2023 and 2022, accounts receivable includes $12.1 million and $1.8 million, respectively, of club membership initiation fee installments receivable. As of December 31, 2023 and 2022, accounts receivable were presented net of allowance for credit losses of $0.2 million and $0.3 million, respectively. As of December 31, 2023, accounts receivable were presented net of allowance for lease related receivables of less than $0.1 million. As of December 31, 2022, there was no allowance for lease related receivables. During both 2023 and 2022, allowance for credit losses related to accounts receivable, net decreased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	December 31,	December 31,
	2023	2022
Balance at beginning of year	$10,086	$7,651
Increases due to revenue recognized for homesites sold	29,005	7,660
Decreases due to amounts received	(9,229)	(5,225)
Balance at end of year	$29,862	$10,086

F 37

Notes Receivable, Net

Notes receivable, net consist of the following:

	December 31,	December 31,
	2023	2022
Various interest-bearing homebuilder notes, secured by the real estate sold — bearing interest at a rate of 5.5%, paid in full May 2023	$—	$1,296
Interest-bearing notes with JV partner, secured by the partner's membership interest in the JV — bearing interest at a rate of 8.0%, due May 2039	359	359
Non-interest-bearing note with a tenant for tenant improvements, due October 2025	57	68
Mortgage note, secured by certain real estate, paid in full November 2023	—	19
Total notes receivable, net	$416	$1,742

The Company may allow homebuilders to pay for homesites during the home construction period in the form of homebuilder notes. The Company evaluates the carrying value of all notes receivable and the need for an allowance for credit losses at each reporting period. As of both December 31, 2023 and 2022, notes receivable were presented net of allowance for credit losses of less than $0.1 million. As of both December 31, 2023 and 2022, accrued interest receivable related to notes receivable was $0.1 million, which is included within other assets on the consolidated balance sheets.

Prepaid Expenses

Prepaid expenses as of December 31, 2023 and 2022, include $4.4 million and $2.8 million, respectively, related to prepaid insurance.

Other Assets

Other assets as of December 31, 2023 and 2022, include $4.7 million and $7.6 million, respectively, of restricted cash and escrow deposits primarily related to requirements for financing and development, or advance draws on construction loans for certain of the Company’s projects. Other assets as of December 31, 2023 and 2022, also include $3.3 million and $4.6 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

Retained Interest Investments

The Company had a beneficial interest in a bankruptcy-remote qualified SPE used in the installment sale monetization of certain sales of timberlands in 2008. During 2023, the installment notes were prepaid, in full, and the Company received $10.6 million of remaining principal. As of December 31, 2022, the Company had beneficial or retained interest investment related to the SPEs of $8.2 million recorded in other assets on the Company’s consolidated balance sheets.

F 38

9. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2023	2022
Railroad and equipment	$33,627	$33,627
Furniture and fixtures	50,311	28,659
Machinery and equipment	46,783	31,159
Office equipment	7,692	5,518
Autos, trucks and aircraft	7,108	7,033
	145,521	105,996
Less: Accumulated depreciation	80,423	67,133
	65,098	38,863
Construction in progress	951	775
Total property and equipment, net	$66,049	$39,638

Depreciation expense on property and equipment was $15.7 million, $8.5 million and $6.1 million in 2023, 2022 and 2021, respectively.

F 39

10. Debt, Net

Debt consists of the following:

			Effective Rate
			December 31,	December 31,	December 31,
	Maturity Date	Interest Rate Terms	2023	2023	2022
Watersound Origins Crossings JV Loan (insured by HUD) (a)	April 2058	Fixed	5.0%	$52,546	$44,015
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (b)	4.1%	51,888	45,209
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,405	23,374
PPN JV Loan	November 2025	Fixed	4.1%	41,485	42,555
Pearl Hotel Loan	December 2032	Fixed	6.3%	35,520	37,000
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	34,675	35,180
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6% (c)	7.5%	27,999	13,131
North Bay Landing Loan	September 2024	SOFR plus 2.6%, floor 3.3% (d) (e)	7.9%	26,750	18,222
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	22,215	22,623
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5% (f)	7.8%	20,690	10,427
Watercrest JV Loan	June 2047	SOFR plus 2.2% (e)	7.6%	20,074	21,038
Breakfast Point Hotel Loan	November 2042	Fixed (g)	6.0%	15,937	16,376
Lodge 30A JV Loan	January 2028	Fixed	3.8%	14,655	13,304
Airport Hotel Loan	March 2025	SOFR plus 2.1%, floor 3.0% (e)	7.5%	13,010	14,642
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	7.5%	12,307	5,199
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3% (e)	7.4%	10,531	11,379
Beckrich Building III Loan	August 2029	SOFR plus 1.8% (e)	7.2%	5,014	5,020
Self-Storage Facility Loan	November 2025	SOFR plus 2.5%, floor 2.9% (e)	7.8%	4,666	4,666
Community Development District debt	May 2024-May 2039	Fixed	3.6 to 6.0%	3,046	4,113
Beach Homes Loan	May 2029	SOFR plus 1.7% (e)	7.1%	1,416	1,447
Pier Park Outparcel Loan	March 2027	SOFR plus 1.8% (e)	7.2%	1,275	1,300
WaterColor Crossings Loan	February 2029	SOFR plus 1.8% (e)	7.2%	1,117	1,191
Total principal outstanding				459,221	391,411
Unamortized discount and debt issuance costs				(5,581)	(5,551)
Total debt, net				$453,640	$385,860
(a)	In March 2023, the Watersound Origins Crossings JV Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.8% and maturity date of May 2024.
(b)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information. Effective February 2023, the Pier Park Resort Hotel JV Loan was amended from an interest rate of LIBOR plus 2.2%.
(c)	In February 2023, the Watersound Camp Creek Loan was amended from an interest rate of LIBOR plus 2.1%.
(d)	Upon reaching a certain debt service coverage ratio, the North Bay Landing Loan will bear interest at a rate of SOFR plus 2.4%, with a floor of 3.1%.
(e)	Effective July 1, 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR.
(f)	Prior to November 2023, The Hotel Indigo Loan interest rate was SOFR plus 2.7%, with a floor of 2.7%.
(g)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.

F 40

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures. The specific Security Interests vary from loan to loan. As of December 31, 2023, the weighted average effective interest rate of outstanding debt was 5.3%, of which 66.2% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 17.2 years.

In 2019, the Watersound Origins Crossings JV entered into a $44.0 million loan, as amended, to finance the construction of apartments located near the entrance to the Watersound Origins residential community. In March 2023, the Watersound Origins Crossings JV refinanced the Watersound Origins Crossings JV Loan that increased the principal amount of the loan, which had a balance of $44.0 million at the time of the refinance, to $52.9 million, fixed the interest rate to 5.0% and provides for monthly payments of principal and interest through maturity in April 2058. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through April 2033. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During 2023, the Company incurred $0.9 million of additional loan cost due to the refinance. As a result of the refinance, 2023 includes a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. The Pier Park Resort Hotel JV Loan was entered into to finance the construction of an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2027. In December 2022, the Pier Park Resort Hotel JV Loan was amended, effective February 2023, to bear interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to LIBOR, which was amended to SOFR in February 2023. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

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

In December 2022, a wholly-owned subsidiary of the Company entered into a $37.0 million loan, which is guaranteed by the Company, to finance the acquisition of a hotel located on Scenic Highway 30A. The Pearl Hotel Loan

F 41

provides for monthly principal and interest payments through maturity in December 2032. The loan includes a prepayment fee due to the lender of 1% - 4% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of apartments in Panama City Beach, Florida. The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment provision due to the lender of 2% - 9% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

In June 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan, which is guaranteed by the Company, to finance the construction of Watersound Camp Creek, which includes an inn and amenity center near the Watersound Camp Creek residential community. The Watersound Camp Creek Loan provides for monthly principal and interest payments through maturity in December 2047. In February 2023, the Watersound Camp Creek Loan was amended, which modified the interest rate to SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In March 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million loan, which is guaranteed by the Company, to finance the construction of apartments in Panama City, Florida. The North Bay Landing Loan provides for interest only payments and a principal balloon payment at maturity in September 2024. The loan includes an option for an extension of the maturity date by eighteen months, subject to certain conditions, which would provide for principal and interest payments commencing on the original maturity date with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 50% of the principal amount upon satisfaction of final advance conditions and will be further reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. In May 2023, the Company began the process to make available the option to refinance the North Bay Landing Loan by seeking a loan commitment to be insured by HUD.

In 2019, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, as amended, to finance the construction of apartments in Panama City Beach, Florida. The PPC II JV Loan provides for monthly payments of principal and interest through maturity in May 2057. The loan includes a prepayment premium due to the lender of 1% - 9% for any additional principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests.

In October 2021, a wholly-owned subsidiary of the Company entered into a $21.2 million loan, which is guaranteed by the Company, to finance the construction of a hotel in Panama City, Florida. The Hotel Indigo Loan provides for monthly principal and interest payments with a final balloon payment at maturity in October 2028. The loan includes an option for an extension of the maturity date by sixty months, subject to certain conditions, which would provide for continued principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the leasehold property and certain other Security Interests.

In 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida. The Watercrest JV Loan provides for monthly principal and interest payments through maturity in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the

F 42

borrower under the Watercrest JV Loan. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan, which is guaranteed by the Company, to finance the construction of a Homewood Suites by Hilton hotel in the Breakfast Point area of Panama City Beach, Florida. The Breakfast Point Hotel Loan provides for monthly principal and interest payments through maturity in November 2042. The loan includes a prepayment premium due to the lender of 1% - 2% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests.

In January 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. The Lodge 30A JV Loan provides for monthly principal and interest payments with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of the Hilton Garden Inn Panama City Airport. The Airport Hotel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2025. The loan is secured by the real property and certain other Security Interests.

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

In August 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan, which is guaranteed by the Company, to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center Grocery Loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 50% of the outstanding principal amount and will be further reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio and the project maintaining 93% occupancy for ninety consecutive days.

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

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a

F 43

liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $10.7 million and $12.8 million as of December 31, 2023 and 2022, respectively. The Company pays interest on this total outstanding CDD debt.

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

The Company’s financing agreements are subject to various customary debt covenants and as both of December 31, 2023 and 2022, the Company was in compliance with the financial debt covenants.

As of December 31, 2023, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, including unfunded commitments, had an approximate carrying amount of $580.3 million. These assets are included within investment in real estate, net and property and equipment, net and other assets on the consolidated balance sheets.

The aggregate maturities of debt subsequent to December 31, 2023 are:

2024	$36,250
2025	65,968
2026	8,601
2027	69,380
2028	35,960
Thereafter	243,062
$459,221

F 44

11. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	December 31,	December 31,
	2023	2022
Accounts payable	$24,340	$69,864
Income tax payable	9,239	3,470
Finance lease liabilities	298	300
Operating lease liabilities	793	678
Accrued compensation	6,037	5,731
Other accrued liabilities	4,100	3,641
Club membership deposits	3,314	3,422
Advance deposits	7,602	4,415
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total accounts payable and other liabilities	$58,573	$94,371

Accounts payable as of December 31, 2023 and 2022, primarily includes payables and retainage related to the Company’s development and construction projects.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

As of December 31, 2023 and 2022, deferred revenue includes club initiation fees of $48.7 million and $25.1 million, respectively, and other deferred revenue of $14.1 million and $13.8 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	December 31,	December 31,
	2023	2022
Balance at beginning of year	$25,088	$22,850
New club memberships	33,200	9,170
Revenue from amounts included in contract liability opening balance	(6,989)	(6,040)
Revenue from current period new memberships	(2,557)	(892)
Balance at end of year	$48,742	$25,088

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of December 31, 2023, remaining performance obligations were $48.7 million, of which the Company expects to recognize as revenue $10.9 million in 2024, $20.5 million in 2025 through 2026, $14.2 million in 2027 through 2028 and $3.1 million thereafter.

Other deferred revenue as of both December 31, 2023 and 2022, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

F 45

13. Income Taxes

Income tax expense consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$32,103	$19,067	$9,005
State	4,584	832	—
Total	36,687	19,899	9,005
Deferred:
Federal	(11,413)	661	12,120
State	735	3,829	3,857
Total	(10,678)	4,490	15,977
Income tax expense	$26,009	$24,389	$24,982

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax expense	$26,009	$24,389	$24,982
Income tax recorded in accumulated other comprehensive income
Income tax (benefit) expense	(199)	957	367
Total income tax expense	$25,810	$25,346	$25,349

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2023, 2022 and 2021 to pre-tax income as a result of the following:

	Year Ended December 31,
	2023		2022		2021
U.S. federal statutory tax rate	$21,781	21.0%	$20,016	21.0%	$20,902	21.0%
State and local income taxes, net of federal income tax effect (a)	4,223	4.1%	4,495	4.7%	3,581	3.6%
Effect of changes in tax laws or rates enacted	—	—%	—	—%	458	0.5%
Energy related tax credits	(450)	(0.4)%	(150)	(0.2)%	(186)	(0.2)%
Benefit of Qualified Opportunity Zone investments	—	—%	—	—%	(195)	(0.2)%
Changes in valuation allowance	22	—%	(21)	—%	275	0.3%
Nontaxable or nondeductible items	230	0.2%	49	0.1%	147	0.1%
Other items	203	0.2%	—	—%	—	—%
Total income tax expense	$26,009	25.1%	$24,389	25.6%	$24,982	25.1%
(a)	State taxes in Florida make up the majority of the tax effect in this category.

F 46

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$2,862	$5,965
Impairment losses	23,867	26,714
Deferred revenue	12,594	9,631
Capitalized costs	3,272	2,121
Reserves and accruals	1,432	1,975
Other	921	2,664
Total gross deferred tax assets	44,948	49,070
Valuation allowance	(312)	(290)
Total net deferred tax assets	44,636	48,780
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	31,165	21,713
Deferred gain on land sales and involuntary conversions	36,988	36,977
Installment sales	45,597	70,178
Other	2,715	2,618
Total gross deferred tax liabilities	116,465	131,486
Net deferred tax liabilities	$(71,829)	$(82,706)

As of December 31, 2023 and 2022, the Company had $11.0 million and $3.4 million, respectively, of federal NOLs. The federal NOLs are specific to the Company’s QOF entity and do not expire. As of December 31, 2023 and 2022, the Company had state NOLs of $12.9 million and $121.1 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2042 and will begin expiring in 2025. As of both December 31, 2023 and 2022, the Company’s valuation allowance was $0.3 million against approximately $7.2 million of certain state NOLs. As of December 31, 2023 and 2022, the Company had income tax payable of $9.2 million and $3.5 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets.

Income tax payments, net of refunds, by jurisdiction are presented below:

	Year Ended December 31,
	2023	2022	2021
U.S. Federal	$26,400	$16,361	$11,070
State of Florida	4,600	—	—
State of Georgia	(82)	750	—
Total income tax payments, net	$30,918	$17,111	$11,070

The Inflation Reduction Act (“IRA”) was signed into law in August 2022. The IRA extended the Internal Revenue Code Section 45L credit, a credit for the installation of energy efficient appliances and equipment in both single family and multi-family homes, to tax year 2032.

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

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in

F 47

determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of December 31, 2023 or 2022. There were no penalties required to be accrued as of December 31, 2023 and 2022. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

The Company is currently open to examination by taxing authorities for the tax years 2020 through 2022.

14. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized	Unrealized
	(Loss) Gain on	(Loss) Gain on
	Available-for-	Cash Flow
	Sale Securities	Hedges	Total
Accumulated other comprehensive loss as of December 31, 2021	$(7)	$(382)	$(389)
Other comprehensive (loss) income before reclassifications	(175)	4,272	4,097
Amounts reclassified from accumulated other comprehensive (loss) income	—	105	105
Other comprehensive (loss) income	(175)	4,377	4,202
Less: Other comprehensive income attributable to non-controlling interest	—	(1,383)	(1,383)
Accumulated other comprehensive (loss) income as of December 31, 2022	$(182)	$2,612	$2,430
Other comprehensive income before reclassifications	182	266	448
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,442)	(1,442)
Other comprehensive income (loss)	182	(1,176)	(994)
Less: Other comprehensive loss attributable to non-controlling interest	—	407	407
Accumulated other comprehensive income as of December 31, 2023	$—	$1,843	$1,843

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Year Ended December 31, 2023
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain on available-for-sale investments	$244	$(62)	$182
Interest rate swaps	250	(44)	206
Interest rate swap - unconsolidated joint venture	80	(20)	60
Reclassification adjustment for net gain included in earnings	(1,767)	325	(1,442)
Net unrealized loss	(1,193)	199	(994)
Other comprehensive loss	$(1,193)	$199	$(994)

	Year Ended December 31, 2022
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized loss on available-for-sale investments	$(235)	$60	$(175)
Interest rate swaps	4,633	(825)	3,808
Interest rate swap - unconsolidated joint venture	621	(157)	464
Reclassification adjustment for net loss included in earnings	140	(35)	105
Net unrealized gain	5,159	(957)	4,202
Other comprehensive income	$5,159	$(957)	$4,202

F 48

15. Stockholders’ Equity

Dividends

During 2023, 2022 and 2021, the Company paid cash dividends of $0.44, $0.40 and $0.32, respectively, per share on the Company’s common stock for a total of $25.7 million, $23.5 million and $18.8 million, respectively.

Stock Repurchase Program

The Company’s Board approved the Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the year ended December 31, 2023, the Company did not repurchase shares of its common stock outstanding. During the year ended December 31, 2022, the Company repurchased 576,963 shares of its common stock outstanding at an average purchase price of $34.81, per share, for an aggregate purchase price of $20.0 million. As of December 31, 2023, the Company had a total authority of $80.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2022, the Company retired 576,963 shares of treasury stock at a value of $20.0 million.

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

On February 22, 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2023, 8,531 of the restricted shares vested on the first annual anniversary. The weighted average grant date fair value of the restricted shares was $46.73 per share.

F 49

Following is a summary of non-vested restricted share activity:

	Year Ended December 31, 2023		Year Ended December 31, 2022
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	29,955	$48.04	—	$—
Granted	36,499	$42.59	29,955	$48.04
Vested	(8,531)	$46.73	—	$—
Forfeited	—	$—	—	$—
Balance at end of period	57,923	$44.80	29,955	$48.04

During 2023 and 2022, the Company recorded expense of $0.8 million and $0.4 million, respectively, related to restricted stock awards for employee compensation. During 2021, the Company did not have expense related to restricted stock awards.

16. Stock Based Compensation

The Company’s 2015 Plan offers a stock incentive plan whereby awards can be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation and Human Capital Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. As of December 31, 2023, 1,397,089 shares were available for awards under the 2015 Plan.

Total stock-based compensation recorded in corporate and other operating expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2023	2022	2021
Stock compensation expense before tax benefit	$820	$364	$—
Income tax benefit	(206)	(93)	—
	$614	$271	$—

In 2023, the Company granted 36,499 shares of restricted stock awards to certain of the Company’s employees pursuant to the 2015 Plan, of which none vested during 2023. The weighted average grant date fair value of restricted stock units during 2023 was $42.59 per share.

In 2022, the Company granted 29,955 shares of restricted stock awards to certain of the Company’s employees pursuant to the 2015 Plan, of which 8,531 vested during 2023. The weighted average grant date fair value of restricted stock units during 2022 was $48.04 per share. The total fair value of restricted stock units that vested during 2023 was $0.4 million.

As of December 31, 2023 and 2022, there were 57,923 and 29,955, respectively, unvested restricted stock units outstanding. As of December 31, 2023 and 2022, there was $1.8 million and $1.1 million, respectively, of unrecognized compensation cost, related to non-vested restricted shares. As of December 31, 2023, unrecognized compensation costs will be recognized over a weighted average period of 2.8 years.

F 50

17. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

In 2021, the 401(k) retirement plan was amended to include a matching contribution. The plan provides for employer matching contributions of 100% up to the first 3% of eligible compensation. For contributions in excess of 3%, the plan provides for employer matching contributions of 50% up to the next 2%, but not more than 5%, of eligible compensation. The Company’s matching contributions expensed under the plan were $0.8 million, $0.7 million and $0.1 million in 2023, 2022 and 2021, respectively. As part of the Pension Plan termination in 2014, the Company also recorded an expense of $1.2 million during 2021, related to the final allocation of the Pension Plan’s surplus assets to 401(k) plan participants.

18. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2023	2022	2021
Investment income, net
Interest, dividend and accretion income	$2,856	$793	$157
Net realized gain on the sale of investments	—	—	17
Unrealized loss on investments, net	—	(26)	(1,872)
Interest income from investments in SPEs	8,012	8,012	8,078
Interest earned on notes receivable and other interest	2,414	1,083	874
Total investment income, net	13,282	9,862	7,254
Interest expense
Interest incurred for project financing and other interest expense	(21,762)	(9,542)	(7,027)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,856)	(8,841)	(8,827)
Total interest expense	(30,618)	(18,383)	(15,854)
Gain on contributions to unconsolidated joint ventures	718	2,738	3,558
Equity in income (loss) from unconsolidated joint ventures	22,701	25,986	(865)
Other income (expense), net
Accretion income from retained interest investments	2,594	1,671	1,532
Gain on insurance recoveries	—	9,835	4,853
Loss from hurricane damage	—	(51)	(56)
Miscellaneous income, net	651	1,492	3,852
Other income, net	3,245	12,947	10,181
Total other income, net	$9,328	$33,150	$4,274

Investment Income, Net

Interest, dividend and accretion income includes interest income accrued or received on the Company’s cash equivalents and investments and amortization of the premium or accretion of discount related to the Company’s available-for-sale securities, which is amortized based on an effective interest rate method over the term of the available-for-sale securities. Net realized gain on the sale of investments includes the gains or losses recognized on the sale of available-for-sale and equity securities prior to maturity. Unrealized loss on investments, net includes unrealized gains or losses on investments – equity securities.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest

F 51

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

During 2023, 2022 and 2021 the Company capitalized $2.7 million, $3.0 million and $1.0 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures during 2023, 2022 and 2021, include a gain of $0.7 million, $0.9 million and $0.5 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures during 2022, also include a gain of $1.4 million on land and impact fees contributed to the Company’s unconsolidated Pier Park RI JV and a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. Gain on contributions to unconsolidated joint ventures during 2021, also include a gain of $3.1 million on land contributed to the Company’s unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures for additional information.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in income (loss) from unconsolidated joint ventures includes $23.6 million and $3.9 million of income during 2023 and 2022, respectively, and $1.9 million of loss during 2021, related to the Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021. In November 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in income (loss) from unconsolidated joint ventures includes $21.7 million during 2022 related to the Company’s proportionate share of the gain on sale. See Note 4. Joint Ventures for additional information.

Other Income, Net

Other income, net primarily includes income from the Company’s retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items. Prior to optional prepayment, in full, of the installment notes in August 2023, the Company recorded the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method. See Note 8. Other Assets for additional information. During 2022 and 2021, the Company had a gain on insurance recovery of $9.7 million and $4.9 million, respectively, and incurred loss from hurricane damage of less than $0.1 million, during each period, related to Hurricane Michael. In November 2022, the Company closed out the insurance claim related to Hurricane Michael.

F 52

Miscellaneous income, net during the year ended December 31, 2023 and 2021, includes $1.1 million and $3.6 million, respectively, the Company received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. The Company did not receive income related to the Florida Division of Emergency Management’s TRBG program during 2022. The Company has met all requirements related to the TRBG program as of December 31, 2023. Miscellaneous income, net during 2023 and 2022, also includes income of $0.4 million and $1.0 million, respectively, related to a gain on retained interest investment. Miscellaneous income, net during 2023, also includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael. Miscellaneous income, net also includes $2.6 million and $0.9 million in 2022 and 2021, respectively, received from the Pier Park CDD for repayment of subordinated notes, which have been fully repaid. Miscellaneous income, net during 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

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

Information by business segment is as follows:

	Year Ended December 31,
	2023	2022	2021
Operating revenue:
Residential	$155,820	$92,886	$144,854
Hospitality	154,574	97,236	74,591
Commercial	74,437	59,379	45,557
Other	4,454	2,820	1,994
Consolidated operating revenue	$389,285	$252,321	$266,996

Cost of revenue:
Cost of residential revenue	$77,946	$44,115	$56,889
Cost of hospitality revenue	124,813	77,862	57,494
Cost of commercial revenue	30,300	21,786	15,393
Cost of other revenue	2,920	2,135	1,538
Consolidated cost of revenue	$235,979	$145,898	$131,314

Corporate and other operating expenses:
Residential	$4,501	$3,901	$4,799
Hospitality	1,820	1,179	1,003
Commercial	4,321	4,239	3,969
Other	13,155	12,749	13,252
Consolidated corporate and other operating expenses	$23,797	$22,068	$23,023

F 53

	Year Ended December 31,
	2023	2022	2021
Depreciation, depletion and amortization:
Residential	$211	$156	$179
Hospitality	22,101	9,366	6,966
Commercial	16,056	12,968	10,662
Other	408	398	395
Consolidated depreciation, depletion and amortization	$38,776	$22,888	$18,202

Investment income, net:
Residential	$1,691	$1,046	$828
Hospitality	265	—	—
Commercial	49	33	46
Other (a)	11,277	8,783	6,380
Consolidated investment income, net	$13,282	$9,862	$7,254

Interest expense:
Residential	$421	$484	$581
Hospitality	9,657	1,709	488
Commercial	11,680	7,343	5,949
Other (b)	8,860	8,847	8,836
Consolidated interest expense	$30,618	$18,383	$15,854

Gain on contributions to unconsolidated joint ventures:
Residential	$718	$939	$503
Commercial (c) (d)	—	1,799	3,055
Consolidated gain on contributions to unconsolidated joint ventures	$718	$2,738	$3,558

Equity in income (loss) from unconsolidated joint ventures:
Residential (e)	$23,627	$3,859	$(1,861)
Commercial (f)	(926)	22,127	996
Consolidated equity in income (loss) from unconsolidated joint ventures	$22,701	$25,986	$(865)

Other income (expense), net:
Residential	$202	$(508)	$113
Hospitality	(82)	1,807	635
Commercial (g)	30	(687)	3,722
Other (h)	3,095	12,335	5,711
Other income, net	$3,245	$12,947	$10,181

Income (loss) before income taxes:
Residential (e)	$98,978	$49,566	$81,989
Hospitality	(3,635)	8,929	9,275
Commercial (c) (d) (f) (g)	11,233	36,316	17,403
Other (a) (b) (h)	(6,515)	(194)	(9,936)
Consolidated income before income taxes	$100,061	$94,617	$98,731

F 54

	Year Ended December 31,
	2023	2022	2021
Capital expenditures:
Residential	$74,362	$92,203	$52,838
Hospitality (i)	72,275	171,056	101,686
Commercial	70,077	92,992	45,843
Other	1,047	441	452
Total capital expenditures	$217,761	$356,692	$200,819

	December 31,	December 31,
	2023	2022
Investment in unconsolidated joint ventures:
Residential	$49,036	$33,236
Commercial	17,320	16,789
Total investment in unconsolidated joint ventures	$66,356	$50,025

Total assets:
Residential	$233,957	$225,854
Hospitality	465,828	425,529
Commercial	511,978	470,629
Other	311,767	308,827
Total assets	$1,523,530	$1,430,839
(a)	Includes interest income from investments in SPEs of $8.0 million in each 2023 and 2022 and $8.1 million in 2021.
(b)	Includes interest expense from Senior Notes issued by SPE of $8.9 million in 2023 and $8.8 million in each 2022 and 2021.
(c)	Includes gains in 2022 of $1.4 million on land and impact fees contributed to the unconsolidated Pier Park RI JV and $0.4 million on land contributed to the unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(d)	Includes a gain of $3.1 million in 2021 on land contributed to the unconsolidated Watersound Fountains Independent Living JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(e)	Includes $23.6 million and $3.9 million of equity in income from unconsolidated joint ventures during 2023 and 2022, respectively, and $1.9 million of equity in loss from unconsolidated joint ventures in 2021 related to the Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV began completing home sale transactions in the fourth quarter of 2021. See Note 4. Joint Ventures for additional information.
(f)	Includes a gain of $21.7 million in 2022 related to the sale of the Sea Sound JV assets. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(g)	Includes $1.1 million and $3.6 million in 2023 and 2021, respectively, received from the Florida Division of Emergency Management’s TRBG program. See Note 18. Other Income, Net for additional information.
(h)	Includes gain on insurance recovery of $9.7 million and $4.9 million in 2022 and 2021, respectively, related to Hurricane Michael. See Note 18. Other Income, Net for additional information.
(i)	Includes acquisition of The Pearl Hotel in 2022. See Note 3. Investment in Real Estate, Net for additional information.

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.4 million as of both December 31, 2023 and 2022, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both December 31, 2023 and 2022, there was no balance outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

As of December 31, 2023 and 2022, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $40.0 million and $38.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $17.3 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2023, the Company had a total of $48.6 million primarily in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The

F 56

Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal balance, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million, to a rate of 5.2%. Effective July 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. As of December 31, 2023 and 2022, $13.5 million and $13.8 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of December 31, 2023 and 2022, $37.4 million and $30.0 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In April 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. Effective July 2023, the benchmark interest rate index based on LIBOR transitioned to SOFR. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the completion of the project and payment and performance of the borrower under the Watersound Fountains JV Loan. The Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and other required permits and reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of December 31, 2023 and 2022, $38.1 million and $21.3 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In September 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of December 31, 2023 and 2022, $4.4 million and $0.8 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2023 and 2022. As of both December 31, 2023 and 2022, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the consolidated balance sheets.

F 57

As part of a certain sale of timberlands in 2014, the Company generated significant tax gains. The installment note’s structure allowed the Company to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. The Company has a deferred tax liability related to the gain in connection with the sale.

21. Related Party Transactions

The Company provides mitigation bank credits, impact fees and services to certain unconsolidated JVs. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $1.0 million, $1.6 million and $0.6 million, respectively, related to revenues from these transactions. There were no receivables with these unconsolidated JVs as of December 31, 2023 and 2022. The Watersound Management JV provides leasing management services for most of the Company’s multi-family communities. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $2.0 million, $1.2 million and $0.5 million, respectively, related to expense from these transactions. See Note 4. Joint Ventures for additional information.

22. Subsequent Events

On February 21, 2024, the Board declared a cash dividend of $0.12 per share on the Company’s common stock, payable on March 27, 2024, to shareholders of record as of the close of business on March 4, 2024.

F 58

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(in thousands)

		Initial Cost to Company (b)			Gross Amount as of December 31, 2023
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Residential developments
Bay County, FL	$17	$2,626	$—	$68,998	$71,624	$—	$71,624	$—	through 2023
Gulf County, FL	—	4,000	—	28,411	32,411	—	32,411	—	through 2023
Walton County, FL	—	—	—	32,355	32,355	—	32,355	—	through 2023
Franklin and Leon Counties, FL	1,114	8,873	—	(4,145)	4,728	—	4,728	—	through 2022
Residential operating property	—	6,287	12,110	(7,465)	6,329	4,603	10,932	2,636	2004 - 2007, 2011 - 2012, 2018, 2023
Hospitality
WaterColor Hospitality	—	1,137	19,520	13,802	4,399	30,060	34,459	13,530	2002, 2013, 2022
The Pearl Hotel	35,520	10,518	38,742	—	10,518	38,742	49,260	1,136	2022
Pier Park Resort Hotel JV	51,888	5,500	57,803	—	5,500	57,803	63,303	1,347	2023
The Lodge 30A JV	14,655	3,303	12,339	—	3,303	12,339	15,642	363	2023
Hotel Indigo/Harrison's Kitchen & Bar (e)	20,690	2,426	30,758	92	2,518	30,758	33,276	633	2022-2023
Hilton Garden Inn Panama City Airport	13,010	1,693	17,101	—	1,693	17,101	18,794	1,341	2021
Homewood Suites by Hilton Panama City Beach	15,937	1,953	20,193	22	1,975	20,193	22,168	1,151	2022
Home2 Suites by Hilton Santa Rosa Beach	12,307	2,304	14,958	—	2,304	14,958	17,262	285	2023
Watersound Club - Camp Creek Inn, amenity and golf course	27,999	34,475	45,830	456	34,931	45,830	80,761	9,036	2001, 2023
Watersound Club other	—	20,906	29,483	(92)	34,439	15,858	50,297	16,805	2006, 2007, 2018, 2019
Marinas	—	24,252	10,623	202	24,936	10,141	35,077	2,327	2022
Other	3,331	11,684	12,983	(2,238)	9,904	12,525	22,429	3,928	2008, 2010, 2016, 2019 - 2020
Commercial
Leasing properties:
Pier Park North JV	41,485	13,175	35,243	4,064	13,320	39,162	52,482	16,294	2014 - 2017
VentureCrossings	—	7,199	29,823	(1,790)	5,717	29,515	35,232	8,931	2012, 2017, 2019
FSU/TMH Medical Campus	—	1,724	22,970	—	1,724	22,970	24,694	—	2022-2023
Watersound Origins Crossings JV	52,546	6,853	33,912	12	6,859	33,918	40,777	3,149	2020 - 2021
Pier Park Crossings JV	34,675	8,456	28,663	—	8,456	28,663	37,119	4,807	2019 - 2020
Pier Park Crossings Phase II JV	22,215	3,567	15,587	—	3,567	15,587	19,154	1,725	2020
Mexico Beach Crossings JV	42,405	10,929	33,787	—	10,928	33,788	44,716	452	2023
North Bay Landing	26,750	3,502	34,383	19	3,521	34,383	37,904	1,123	2022-2023
Origins Crossings Townhomes	—	2,944	18,352	—	2,944	18,352	21,296	959	2022-2023
Watercrest JV	20,074	3,074	18,475	11	3,085	18,475	21,560	1,778	2020
Self-Storage	4,666	1,003	6,180	—	1,303	5,880	7,183	439	2021

F 59

		Initial Cost to Company (b)			Gross Amount as of December 31, 2023
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Beckrich Office Park	5,014	2,200	13,298	360	2,223	13,635	15,858	1,994	2017, 2020
Watersound Town Center	10,531	12,827	46,433	16	12,843	46,433	59,276	2,182	2020, 2021, 2022, 2023
Watersound West Bay, WindMark Beach, WaterColor and WaterSound Gatehouse Town centers	—	5,505	12,655	2,571	5,513	15,218	20,731	12,139	2001 - 2007, 2016, 2022-2023
Other leasing	2,392	4,575	16,795	449	4,996	16,823	21,819	5,740	through 2023
Commercial developments	—	31,247	—	23,873	55,120	—	55,120	35	through 2023
Timberlands and other unimproved land	—	6,649	1,774	16,046	22,695	1,774	24,469	2,209	N/A
Mitigation banks and other	—	—	—	2,924	2,924	—	2,924	—	through 2023
Total	$459,221	$267,366	$690,773	$178,953	$451,605	$685,487	$1,137,092	$118,474
*	Excludes unconsolidated JVs.
(a)	All real estate properties are located in Northwest Florida.
(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.
(d)	Depreciation is computed based on the following estimated useful lives. See Note 2. Significant Accounting Policies for additional information.
(i)	Land improvements 15 – 20 years
(ii)	Buildings 20 – 40 years
(iii)	Building improvements 5 – 25 years
(iv)	Leasehold improvements 2 – 25 years (shorter of the minimum lease term or the estimated economic life)
(e)	Properties are located on leased land.

Notes:

(A)	The aggregate cost of real estate owned as of December 31, 2023 for federal income tax purposes is approximately $1,055.3 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of the year	$1,092,229	$777,279	$627,613
Amounts capitalized	165,474	379,183	222,303
Impairments	—	—	—
Cost of real estate sold	(82,610)	(48,646)	(55,932)
Amounts retired or adjusted (a)	(38,001)	(15,587)	(16,705)
Balance at the end of the year	$1,137,092	$1,092,229	$777,279
(a)	Includes transfers of operating property to property and equipment, net.

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31, 2023	December 31, 2022	December 31, 2021
Balance at beginning of the year	$95,968	$87,168	$75,960
Depreciation expense	22,734	13,886	11,730
Amounts retired or adjusted	(228)	(5,086)	(522)
Balance at the end of the year	$118,474	$95,968	$87,168

F 60

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2023

(in thousands)

Principal Amount
of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description of Note Receivable (a)	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
Secured revolving promissory note with unconsolidated Latitude Margaritaville Watersound JV, homesite development	5.0%	June 2025	P&I(b)	$—	$—	$—	$—
Total(c)				$—	$—	$—	$—
(a)	All seller financed properties are located in Northwest Florida.
(b)	Principal and interest due at closing of each residential homesite to a third party. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information related to the revolving promissory note.
(c)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2023	2022	2021
Balance at beginning of the year	$1,315	$11,942	$10,321
Additions during the year - new mortgage loans	—	—	7,798
Deductions during the year:
Collections of principal	1,315	10,699	6,005
Foreclosures	—	—	128
Other	—	(72)	44
Balance at the end of the year	$—	$1,315	$11,942

F 61