Form 10-Q
period 2024-09-30
ST JOE Co
filed 2024-10-23
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 21, 2024, there were 58,397,506 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Investment in real estate, net	$1,039,391	$1,018,618
Investment in unconsolidated joint ventures	73,257	66,356
Cash and cash equivalents	82,745	86,068
Other assets	84,487	82,243
Property and equipment, net of accumulated depreciation of $91,679 and $80,423 as of September 30, 2024 and December 31, 2023, respectively	62,205	66,049
Investments held by special purpose entities	203,486	204,196
Total assets	$1,545,571	$1,523,530
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$443,342	$453,640
Accounts payable and other liabilities	61,691	58,573
Deferred revenue	62,141	62,836
Deferred tax liabilities, net	70,389	71,829
Senior Notes held by special purpose entity	178,402	178,162
Total liabilities	815,965	825,040

Commitments and contingencies (Note 18)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,397,506 and 58,372,040 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	271,730	270,848
Retained earnings	443,449	410,371
Accumulated other comprehensive income	1,227	1,843
Total stockholders’ equity	716,406	683,062
Non-controlling interest	13,200	15,428
Total equity	729,606	698,490
Total liabilities and equity	$1,545,571	$1,523,530

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures (“JV”), which, as of September 30, 2024 and December 31, 2023, include the Pier Park North JV (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Watersound Closings & Escrow, LLC (“Watersound Closings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 9. Debt, Net.

	September 30,	December 31,
	2024	2023
ASSETS
Investment in real estate, net	$258,535	$264,837
Cash and cash equivalents	4,706	4,851
Other assets	13,209	15,596
Property and equipment, net	18,755	22,241
Investments held by special purpose entities	203,486	204,196
Total assets	$498,691	$511,721
LIABILITIES
Debt, net	$273,353	$275,757
Accounts payable and other liabilities	6,493	8,384
Deferred revenue	253	307
Senior Notes held by special purpose entity	178,402	178,162
Total liabilities	$458,501	$462,610

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Real estate revenue	$27,979	$40,937	$96,700	$148,328
Hospitality revenue	55,460	47,369	157,037	116,967
Leasing revenue	15,572	13,084	44,666	37,252
Total revenue	99,011	101,390	298,403	302,547
Expenses:
Cost of real estate revenue	15,687	21,261	48,363	73,076
Cost of hospitality revenue	36,522	36,159	104,739	92,407
Cost of leasing revenue	7,752	6,795	22,244	18,709
Corporate and other operating expenses	5,996	6,170	18,944	17,426
Depreciation, depletion and amortization	11,782	10,712	34,260	27,502
Total expenses	77,739	81,097	228,550	229,120
Operating income	21,272	20,293	69,853	73,427
Other income (expense):
Investment income, net	3,445	3,649	10,293	9,753
Interest expense	(8,384)	(8,411)	(25,456)	(21,827)
Gain on contributions to unconsolidated joint ventures	—	76	11	633
Equity in income from unconsolidated joint ventures	6,775	8,708	19,546	18,409
Other (expense) income, net	(50)	1,150	(612)	3,332
Total other income, net	1,786	5,172	3,782	10,300
Income before income taxes	23,058	25,465	73,635	83,727
Income tax expense	(6,409)	(6,764)	(19,359)	(21,709)
Net income	16,649	18,701	54,276	62,018
Net loss attributable to non-controlling interest	186	708	993	2,509
Net income attributable to the Company	$16,835	$19,409	$55,269	$64,527

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.29	$0.33	$0.95	$1.11
Diluted	$0.29	$0.33	$0.95	$1.11

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,331,818	58,314,117	58,328,055	58,312,461
Diluted	58,354,438	58,334,828	58,347,565	58,320,499

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income:	$16,649	$18,701	$54,276	$62,018
Other comprehensive income (loss):
Net unrealized (loss) gain on available-for-sale investments	—	(6)	—	247
Interest rate swaps	(759)	606	232	1,010
Interest rate swap - unconsolidated joint venture	(52)	58	68	172
Reclassification of net realized gain included in earnings	(482)	(473)	(1,448)	(1,281)
Total before income taxes	(1,293)	185	(1,148)	148
Income tax benefit (expense)	237	(33)	209	(50)
Total other comprehensive (loss) income, net of tax	(1,056)	152	(939)	98
Total comprehensive income, net of tax	15,593	18,853	53,337	62,116
Total comprehensive loss attributable to non-controlling interest	544	654	1,316	2,556
Total comprehensive income attributable to the Company	$16,137	$19,507	$54,653	$64,672

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance at June 30, 2024	58,397,506	$271,403	$434,790	$1,925	$14,268	$722,386
Capital distribution to non-controlling interest	—	—	—	—	(524)	(524)
Stock based compensation expense	—	327	—	—	—	327
Dividends ($0.14 per share)	—	—	(8,176)	—	—	(8,176)
Other comprehensive loss, net of tax	—	—	—	(698)	(358)	(1,056)
Net income (loss)	—	—	16,835	—	(186)	16,649
Balance at September 30, 2024	58,397,506	$271,730	$443,449	$1,227	$13,200	$729,606

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	Income	Interest	Total
Balance at June 30, 2023	58,372,040	$270,395	$391,787	$2,477	$17,051	$681,710
Capital distribution to non-controlling interest	—	—	—	—	(148)	(148)
Stock based compensation expense	—	226	—	—	—	226
Dividends ($0.12 per share)	—	—	(7,005)	—	—	(7,005)
Other comprehensive income, net of tax	—	—	—	98	54	152
Net income (loss)	—	—	19,409	—	(708)	18,701
Balance at September 30, 2023	58,372,040	$270,621	$404,191	$2,575	$16,249	$693,636

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Interest	Total
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	(912)	(912)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—
Stock based compensation expense	—	882	—	—	—	882
Dividends ($0.38 per share)	—	—	(22,191)	—	—	(22,191)
Other comprehensive loss, net of tax	—	—	—	(616)	(323)	(939)
Net income (loss)	—	—	55,269	—	(993)	54,276
Balance at September 30, 2024	58,397,506	$271,730	$443,449	$1,227	$13,200	$729,606

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Non-controlling
	Shares	Amount	Earnings	Income	Interest	Total
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$20,307	$651,109
Capital contributions from non-controlling interest	—	—	—	—	740	740
Capital distributions to non-controlling interest	—	—	—	—	(2,242)	(2,242)
Issuance of restricted stock	36,499	—	—	—	—	—
Stock based compensation expense	—	593	—	—	—	593
Dividends ($0.32 per share)	—	—	(18,680)	—	—	(18,680)
Other comprehensive income (loss), net of tax	—	—	—	145	(47)	98
Net income (loss)	—	—	64,527	—	(2,509)	62,018
Balance at September 30, 2023	58,372,040	$270,621	$404,191	$2,575	$16,249	$693,636

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$54,276	$62,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	34,260	27,502
Stock based compensation	882	593
Equity in income from unconsolidated joint ventures, net of distributions	(4,063)	(14,658)
Deferred income tax	(1,231)	(12,173)
Cost of real estate sold	44,408	68,878
Expenditures for and acquisition of real estate to be sold	(56,770)	(64,452)
Accretion income and other	(650)	(2,694)
Loss on disposal of property and equipment	555	2
Gain on contributions to unconsolidated joint ventures	(11)	(633)
Gain on insurance for damage to property and equipment, net	(178)	—
Loss on extinguishment of debt	—	133
Changes in operating assets and liabilities:
Other assets	5,353	(8,767)
Deferred revenue	(525)	6,308
Accounts payable and other liabilities	1,846	30,229
Net cash provided by operating activities	78,152	92,286
Cash flows from investing activities:
Expenditures for operating property	(36,417)	(107,391)
Expenditures for property and equipment	(5,507)	(4,452)
Proceeds from the disposition of assets	88	71
Proceeds from insurance claims	178	—
Purchases of investments - debt securities	—	(37,407)
Maturities of investments - debt securities	—	69,000
Capital contributions to unconsolidated joint ventures	(1,734)	(2,305)
Capital distributions from unconsolidated joint ventures	225	235
Maturities of assets held by special purpose entities	798	787
Net cash used in investing activities	(42,369)	(81,462)
Cash flows from financing activities:
Capital contributions from non-controlling interest	—	740
Capital distributions to non-controlling interest	(912)	(2,242)
Dividends paid	(22,180)	(18,665)
Borrowings on debt	1,096	118,255
Principal payments for debt	(12,128)	(50,116)
Principal payments for finance leases	(103)	(111)
Debt issuance costs	(146)	(954)
Net cash (used in) provided by financing activities	(34,373)	46,907
Net increase in cash, cash equivalents and restricted cash	1,410	57,731
Cash, cash equivalents and restricted cash at beginning of the period	90,770	45,303
Cash, cash equivalents and restricted cash at end of the period	$92,180	$103,034

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

	September 30,	September 30,
	2024	2023
Cash and cash equivalents	$82,745	$91,998
Restricted cash included in other assets	9,435	11,036
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$92,180	$103,034

Restricted cash includes amounts reserved as a requirement of financing, development, or advance draws on construction loans for certain of the Company’s projects.

	Nine Months Ended
	September 30,
	2024	2023
Cash paid during the period for:
Interest, net of amounts capitalized	$27,203	$22,951
Federal income taxes	$22,200	$11,000
State income taxes	$3,400	$100

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$—	$(1,575)
Increase (decrease) in Community Development District debt, net	$270	$(686)
Transfers of expenditures for operating property to property and equipment	$4,171	$35,562
Decrease in expenditures for operating properties and property and equipment financed through accounts payable	$(2,731)	$(19,070)
Unrealized gain on cash flow hedges	$300	$546

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2023 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2023 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, stockholders’ equity or net income. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Throughout the first nine months of 2024, the Company continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of September 30, 2024, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2024, the Company had $58.9 million invested in short-term U.S. Treasury Bills and $1.7 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the nine months ended September 30, 2024 and 2023, the Company had 65,688 and 57,923, respectively, unvested shares of restricted stock. For the three months ended September 30, 2024 and 2023, 43,068 and 37,212, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share and for the nine months ended September 30, 2024 and 2023, 46,178 and 49,885, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 14. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$16,835	$19,409	$55,269	$64,527

Shares
Weighted average shares outstanding - basic	58,331,818	58,314,117	58,328,055	58,312,461
Incremental shares from restricted stock	22,620	20,711	19,510	8,038
Weighted average shares outstanding - diluted	58,354,438	58,334,828	58,347,565	58,320,499

Net income per share attributable to the Company
Basic income per share	$0.29	$0.33	$0.95	$1.11
Diluted income per share	$0.29	$0.33	$0.95	$1.11

Recently Adopted Accounting Pronouncements

There were no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Business Combinations – Joint Venture Formations

In August 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) that requires a JV to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. This guidance will be effective prospectively for all JVs with a formation date on or after January 1, 2025, with early adoption permitted. A JV formed before January 1, 2025, may elect to apply the guidance retrospectively if sufficient information is available. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

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

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	September 30,	December 31,
	2024	2023
Development property:
Residential	$149,978	$141,145
Hospitality	32,612	23,633
Commercial	76,147	99,719
Other	3,000	2,924
Total development property	261,737	267,421

Operating property:
Residential	10,254	10,905
Hospitality	422,715	419,095
Commercial	480,257	439,671
Total operating property	913,226	869,671
Less: Accumulated depreciation	135,572	118,474
Total operating property, net	777,654	751,197
Investment in real estate, net	$1,039,391	$1,018,618

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of September 30, 2024 and December 31, 2023, operating property, net related to operating leases was $395.5 million and $367.3 million, respectively.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Debt, Net and Note 18. Commitments and Contingencies for additional information. The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs and incurs expense for leasing management services from the Company’s unconsolidated Watersound Management, LLC (“Watersound Management JV”), see Note 19. Related Party Transactions for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. Construction of the community was completed in the fourth quarter of 2023. The community is located on land that was contributed to the JV by the Company. As of September 30, 2024 and December 31, 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity and that the Company has a majority voting interest as of September 30, 2024 and December 31, 2023.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The 85-room hotel opened in the first quarter of 2023. As of September 30, 2024 and December 31, 2023, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The 255-room hotel opened in the second quarter of 2023. As of September 30, 2024 and December 31, 2023, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2024 and December 31, 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of September 30, 2024 and December 31, 2023, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of September 30, 2024 and December 31, 2023, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of September 30, 2024 and December 31, 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2024 and December 31, 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2024 and December 31, 2023, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2024 and December 31, 2023.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents details of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	September 30,	December 31,
	2024	2023
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$58,237	$49,036
Watersound Fountains Independent Living JV	5,296	6,533
Pier Park TPS JV	139	707
Pier Park RI JV	5,655	6,156
Busy Bee JV	2,575	2,535
Electric Cart Watersound JV	799	815
Watersound Management JV	556	574
Total investment in unconsolidated joint ventures	$73,257	$66,356

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (a) (b)	$27,416	$37,445
Watersound Fountains Independent Living JV (b)	41,612	38,062
Pier Park TPS JV (b)	13,252	13,503
Pier Park RI JV	24,948	16,021
Busy Bee JV	5,447	5,693
Electric Cart Watersound JV (b)	4,930	4,732
Total outstanding debt principal of unconsolidated JVs	$117,605	$115,456
(a)	See Note 18. Commitments and Contingencies for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(b)	See Note 18. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $25.1 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, the Company received distributions from unconsolidated JVs totaling $15.7 million and $5.3 million, respectively. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of September 30, 2024 was $111.9 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments. See Note 18. Commitments and Contingencies for additional information related to the promissory note receivable and debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents details of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$8,350	$8,762	$23,173	$18,566
Sea Sound JV (a)	—	24	—	(30)
Watersound Fountains Independent Living JV (b)	(1,101)	(215)	(2,972)	(518)
Pier Park TPS JV	(130)	(14)	(271)	(27)
Pier Park RI JV (c)	(336)	—	(501)	—
Busy Bee JV (d)	(12)	76	40	177
Electric Cart Watersound JV (e)	(29)	61	(15)	175
Watersound Management JV	33	14	92	66
Total equity in income from unconsolidated joint ventures	$6,775	$8,708	$19,546	$18,409
(a)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(b)	The community opened in March 2024 and is currently under lease-up. Activity in the current period includes pre-opening, lease-up, depreciation and interest expenses for the project.
(c)	The hotel opened in April 2024.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	September 30, 2024
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$139,563	(a)	$—	$52,241	$12,590	$34,999	$8,244	$5,216	$—	$252,853
Cash and cash equivalents	36,046		—	1,448	596	1,037	919	617	98	40,761
Other assets	2,672		—	525	497	227	1,939	683	25	6,568
Total assets	$178,281		$—	$54,214	$13,683	$36,263	$11,102	$6,516	$123	$300,182

LIABILITIES AND EQUITY
Debt, net	$27,284		$—	$41,401	$13,192	$24,608	$5,442	$4,865	$—	$116,792
Accounts payable and other liabilities	56,592		—	2,763	213	344	533	84	—	60,529
Equity	94,405		—	10,050	278	11,311	5,127	1,567	123	122,861
Total liabilities and equity	$178,281		$—	$54,214	$13,683	$36,263	$11,102	$6,516	$123	$300,182
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

	December 31, 2023
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$149,253	(a)	$—	$52,301	$13,666	$32,053	$8,605	$5,384	$—	$261,262
Cash and cash equivalents	28,235		—	215	719	44	613	902	158	30,886
Other assets	2,883		—	67	617	25	1,965	396	—	5,953
Total assets	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101

LIABILITIES AND EQUITY
Debt, net	$37,155		$—	$37,493	$13,408	$15,681	$5,673	$4,661	$—	$114,071
Accounts payable and other liabilities	72,872		—	2,947	181	4,128	439	423	—	80,990
Equity	70,344		—	12,143	1,413	12,313	5,071	1,598	158	103,040
Total liabilities and equity	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended September 30, 2024
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total
Total revenue	$100,440	$—	$533	$1,074	$1,207	$4,283		$1,016	$668	$109,221
Expenses:
Cost of revenue	78,692	—	1,327	790	848	3,954		928	601	87,140
Other operating expenses	4,979	—	—	—	—	—		—	—	4,979
Depreciation and amortization	132	—	402	359	533	133		63	—	1,622
Total expenses	83,803	—	1,729	1,149	1,381	4,087		991	601	93,741
Operating income (loss)	16,637	—	(1,196)	(75)	(174)	196		25	67	15,480
Other (expense) income:
Interest expense	—	—	(873)	(190)	(499)	(41)		(82)	—	(1,685)
Other income (loss), net	63	—	19	6	—	(225)	(e)	—	—	(137)
Total other income (expense), net	63	—	(854)	(184)	(499)	(266)		(82)	—	(1,822)
Net income (loss)	$16,700	$—	$(2,050)	$(259)	$(673)	$(70)		$(57)	$67	$13,658
(a)	The Latitude Margaritaville Watersound JV completed 189 home sale transactions during the three months ended September 30, 2024.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community opened in March 2024 and is currently under lease-up.
(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Three Months Ended September 30, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$92,133	$—	$—	$1,371	$—	$5,331		$919	$513	$100,267
Expenses:
Cost of revenue	70,095	—	—	865	—	4,919		786	484	77,149
Other operating expenses	4,370	(40)	393	—	—	—		7	—	4,730
Depreciation and amortization	160	—	6	361	—	133		2	—	662
Total expenses	74,625	(40)	399	1,226	—	5,052		795	484	82,541
Operating income (loss)	17,508	40	(399)	145	—	279		124	29	17,726
Other (expense) income:
Interest expense	—	—	(2)	(185)	—	(62)		(4)	—	(253)
Other income, net	17	—	—	11	—	212	(e)	—	—	240
Total other income (expense), net	17	—	(2)	(174)	—	150		(4)	—	(13)
Net income (loss)	$17,525	$40	$(401)	$(29)	$—	$429		$120	$29	$17,713
(a)	The Latitude Margaritaville Watersound JV completed 189 home sale transactions during the three months ended September 30, 2023.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community opened in March 2024.
(d)	The project was under construction with no income or loss for the three months ended September 30, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Nine Months Ended September 30, 2024
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total
Total revenue	$275,220	$—	$955	$3,383	$2,481	$11,889		$3,302	$1,848	$299,078
Expenses:
Cost of revenue	213,517	—	3,298	2,290	1,587	11,158		2,898	1,663	236,411
Other operating expenses	15,106	—	—	—	—	—		—	—	15,106
Depreciation and amortization	397	—	1,040	1,079	1,066	402		186	—	4,170
Total expenses	229,020	—	4,338	3,369	2,653	11,560		3,084	1,663	255,687
Operating income (loss)	46,200	—	(3,383)	14	(172)	329		218	185	43,391
Other (expense) income:
Interest expense	—	—	(2,159)	(569)	(830)	(124)		(249)	—	(3,931)
Other income (loss), net	146	—	49	14	—	(135)	(e)	—	—	74
Total other income (expense), net	146	—	(2,110)	(555)	(830)	(259)		(249)	—	(3,857)
Net income (loss)	$46,346	$—	$(5,493)	$(541)	$(1,002)	$70		$(31)	$185	$39,534
(a)	The Latitude Margaritaville Watersound JV completed 529 home sale transactions during the nine months ended September 30, 2024.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

(c)	The community opened in March 2024 and is currently under lease-up. Activity includes pre-opening expenses for the project.
(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Nine Months Ended September 30, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$249,291	$—	$—	$4,005	$—	$13,823		$2,396	$1,382	$270,897
Expenses:
Cost of revenue	199,402	—	—	2,445	—	13,176		2,013	1,250	218,286
Other operating expenses	12,431	53	952	—	—	—		23	—	13,459
Depreciation and amortization	480	—	8	1,082	—	368		7	—	1,945
Total expenses	212,313	53	960	3,527	—	13,544		2,043	1,250	233,690
Operating income (loss)	36,978	(53)	(960)	478	—	279		353	132	37,207
Other (expense) income:
Interest expense	—	—	(2)	(554)	—	(132)		(11)	—	(699)
Other income, net	154	—	—	21	—	180	(e)	—	—	355
Total other income (expense), net	154	—	(2)	(533)	—	48		(11)	—	(344)
Net income (loss)	$37,132	$(53)	$(962)	$(55)	$—	$327		$342	$132	$36,863
(a)	The Latitude Margaritaville Watersound JV completed 502 home sale transactions during the nine months ended September 30, 2023.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community opened in March 2024.
(d)	The project was under construction with no income or loss for the nine months ended September 30, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of September 30, 2024, the Latitude Margaritaville Watersound JV had 426 homes under contract and has completed 1,533 home sale transactions of the total estimated 3,500 homes planned in the community. As of September 30, 2024 and December 31, 2023, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $58.2 million and $49.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less the pro-rata return of land contribution and other distributions. During the nine months ended September 30, 2024 and 2023, the Company received $15.4 million and $5.0 million, respectively, of cash distributions from the JV. As of September 30, 2024, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. As of September 30, 2024 and December 31, 2023, the Company owned a 50.0% interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being returned at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of both September 30, 2024 and December 31, 2023, there was no balance outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound

JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to the revolving promissory note and guaranty by the Company.

Sea Sound JV

In 2022, FDSJ Eventide, LLC (the “Sea Sound JV”) sold its assets to a third party and no longer has activity from operations.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community near the Watersound Origins residential community. The community opened in March 2024. As of September 30, 2024 and December 31, 2023, the Company owned a 53.8% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of September 30, 2024 and December 31, 2023, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. As of September 30, 2024 and December 31, 2023, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of September 30, 2024 and December 31, 2023, $24.9 million and $16.0 million, respectively, was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of September 30, 2024 and December 31, 2023, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of September 30, 2024 and December 31, 2023, $4.9 million and $5.0 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of September 30, 2024 and December 31, 2023, $0.6 million and $0.7 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The JV operated out of a temporary facility while its permanent Watersound West Bay Center location was being constructed. The Watersound West Bay Center facility opened in October 2023 and provides sales and service. An additional sales showroom opened in June 2024 at the Watersound Town Center on property leased to the JV by the Company. As of September 30, 2024 and December 31, 2023, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of both September 30, 2024 and December 31, 2023, the Electric Cart Watersound JV had $2.4 million of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of September 30, 2024 and December 31, 2023, the JV had an outstanding principal balance of $0.6 million and $0.4 million, respectively, on these line of credit facilities. See Note 18. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of September 30, 2024 and December 31, 2023, the Company owned a 50.0% interest in the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 19. Related Party Transactions for additional information.

5. Investments

Available-For-Sale Investments

As of both September 30, 2024 and December 31, 2023, the Company did not have investments classified as available-for-sale securities. During the three and nine months ended September 30, 2024 and 2023 the Company did not have any realized gains or losses or proceeds from the sale of available-for-sale securities. During the nine months ended September 30, 2024, the Company did not have any maturities or purchases of available-for-sale securities. During the nine months ended September 30, 2023, maturities of available-for-sale securities were $69.0 million and purchases of available-for-sale securities were $37.4 million.

Investment Management Agreement

Mr. Bruce R. Berkowitz was formerly a member of and Chairman of the Company’s Board of Directors (the “Board”). He is the Manager of, and controls entities that own and control, Fairholme Holdings, LLC, which wholly owns Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC. Mr. Berkowitz is the Chief Investment Officer of FCM, which has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of September 30, 2024, clients of FCM, including Mr. Berkowitz, beneficially owned approximately 36.2% of the Company’s common stock. FCM and its client, The Fairholme Fund, (“Fairholme”) a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,740	$—	$—	$1,740
U.S. Treasury Bills	58,923	—	—	58,923
	$60,663	$—	$—	$60,663

	December 31, 2023
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,383	$—	$—	$1,383
U.S. Treasury Bills	59,802	—	—	59,802
	$61,185	$—	$—	$61,185

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	September 30, 2024	September 30, 2024	December 31, 2023	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$40.9	$2,178	$3,254	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.3	$119	$191	2	Investment in unconsolidated joint ventures
(a)	See Note 9. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amount of net (loss) gain recognized in other comprehensive income	$(811)	$664	$300	$1,182
Amount of net gain reclassified into interest expense	$(436)	$(428)	$(1,308)	$(1,166)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$(46)	$(45)	$(140)	$(115)

As of September 30, 2024, based on current value, the Company expects to reclassify $1.3 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 13. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and nine months ended September 30, 2024 and 2023. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.

●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2024			December 31, 2023
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$3,119	$3,093	1	$3,824	$3,750	1

Senior Notes held by SPE	$178,402	$183,201	3	$178,162	$181,286	3

Debt
Fixed-rate debt	$259,278	$218,753	2	$262,484	$215,522	2
Variable-rate debt	189,180	189,180	2	196,737	196,737	2
Total debt	$448,458	$407,933		$459,221	$412,259

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2024, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $3.1 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2024 consist of $178.4 million, net of the $1.6 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Leasing revenue
Lease payments	$13,424	$11,185	$37,927	$32,063
Variable lease payments	2,148	1,899	6,739	5,189
Total leasing revenue	$15,572	$13,084	$44,666	$37,252

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2024, for the years ending December 31 are:

2024	$10,207
2025	25,866
2026	16,367
2027	14,501
2028	11,325
Thereafter	42,458
$120,724

The Company as Lessee

As of September 30, 2024, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$43	$41	$126	$109
Interest on lease liability	7	5	18	11
Operating lease cost	545	103	1,294	330
Variable and short-term lease cost	809	667	1,741	1,605
Total lease cost	$1,404	$816	$3,179	$2,055

Other information
Weighted-average remaining lease term - finance lease (in years)			2.6	3.0
Weighted-average remaining lease term - operating leases (in years)			1.9	1.7
Weighted-average discount rate - finance lease			5.4%	5.3%
Weighted-average discount rate - operating leases			4.8%	4.9%

The aggregate payments of finance and operating lease liabilities subsequent to September 30, 2024, for the years ending December 31 are:

	Finance Leases	Operating Leases
2024	$47	$585
2025	162	2,155
2026	117	2,048
2027	95	56
2028	72	55
Thereafter	11	330
Total	504	5,229
Less imputed interest	(49)	(386)
Total lease liabilities	$455	$4,843

8. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2024	2023
Accounts receivable, net	$17,361	$20,322
Homesite sales receivable	27,225	29,862
Notes receivable, net	390	416
Inventory	4,403	4,250
Prepaid expenses	13,766	12,086
Straight-line rent	2,909	2,755
Operating lease right-of-use assets	4,895	858
Other assets	12,603	8,756
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$84,487	$82,243

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include leasing receivables, membership fees, hospitality receivables and other receivables. At each reporting period, accounts receivable in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. As of September 30, 2024 and December 31, 2023, accounts receivable, net includes $7.9 million and $12.1 million, respectively, of club membership initiation fee installments receivable. As of September 30, 2024 and December 31, 2023, accounts receivable, net were presented net of allowance for credit losses of $0.3 million and $0.2 million, respectively. As of both September 30, 2024 and December 31, 2023, accounts receivable, net were presented net of allowance for lease related receivables of $0.1 million. During both nine months ended September 30, 2024 and 2023, allowance for credit losses related to accounts receivable, net increased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	September 30,	September 30,
	2024	2023
Balance at beginning of period	$29,862	$10,086
Increases due to revenue recognized for homesites sold	4,962	24,377
Decreases due to amounts received	(7,599)	(6,563)
Balance at end of period	$27,225	$27,900

Prepaid Expenses

Prepaid expenses as of September 30, 2024 and December 31, 2023, include $6.4 million and $4.4 million, respectively, related to prepaid insurance.

Other Assets

Other assets as of September 30, 2024 and December 31, 2023, include $9.4 million and $4.7 million, respectively, of restricted cash and escrow deposits primarily related to requirements for financing and development, or advance draws on construction loans for certain of the Company’s projects. Other assets as of September 30, 2024 and December 31, 2023, also include $2.2 million and $3.3 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

9. Debt, Net

Debt consists of the following:

			Effective Rate
			September 30,	September 30,	December 31,
	Maturity Date	Interest Rate Terms	2024	2024	2023
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$52,104	$52,546
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	4.0%	51,139	51,888
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	43,214	42,405
PPN JV Loan	November 2025	Fixed	4.1%	40,653	41,485
Pearl Hotel Loan	December 2032	Fixed	6.3%	34,410	35,520
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	34,285	34,675
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	7.0%	27,495	27,999
North Bay Landing Loan	March 2026 (b)	SOFR plus 2.5%, floor 3.2% (b)	7.3%	22,850	26,750
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,901	22,215
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	7.3%	20,065	20,690
Watercrest JV Loan	June 2047	SOFR plus 2.2%	7.1%	19,693	20,074
Breakfast Point Hotel Loan	November 2042	Fixed (c)	6.0%	15,593	15,937
Lodge 30A JV Loan	January 2028	Fixed	3.8%	14,263	14,655
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	7.0%	12,307	12,307
Airport Hotel Loan	March 2025	SOFR plus 2.1%, floor 3.0%	7.0%	11,815	13,010
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	6.9%	10,424	10,531
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	6.7%	5,014	5,014
Self-Storage Facility Loan	November 2025	SOFR plus 2.5%, floor 2.9%	7.3%	4,666	4,666
Community Development District debt	May 2025-May 2039	Fixed	3.6 to 6.0%	2,855	3,046
Beach Homes Loan	May 2029	SOFR plus 1.7%	6.6%	1,392	1,416
Pier Park Outparcel Loan	March 2027	SOFR plus 1.8%	6.7%	1,259	1,275
WaterColor Crossings Loan	February 2029	SOFR plus 1.8%	6.7%	1,061	1,117
Total principal outstanding				448,458	459,221
Unamortized discount and debt issuance costs				(5,116)	(5,581)
Total debt, net				$443,342	$453,640
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.
(b)	In August 2024, the North Bay Landing Loan maturity date was extended from September 2024 and the interest rate was adjusted from SOFR plus 2.6%, with a floor of 3.3%. Upon reaching a certain debt service coverage ratio, the North Bay Landing Loan will bear interest at a rate of SOFR plus 2.3%, with a floor of 3.0%.
(c)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of September 30, 2024, the weighted average effective interest rate of outstanding debt was 5.1%, of which 66.9% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 16.8 years.

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

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of a multi-family community in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million loan, which is guaranteed by the Company, to finance the construction of a multi-family community in Panama City, Florida (the “North Bay Landing Loan”). In August 2024, a wholly-owned subsidiary of the Company entered into a modification of the loan that amended the principal amount of the loan to $22.9 million, adjusted the interest rate to SOFR plus 2.5%, with a floor of 3.2%, extended the maturity date by eighteen months and provides for monthly principal and interest payments with a final balloon payment at maturity in March 2026. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan is 50% of the principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. During the three and nine months ended September 30, 2024, the Company incurred less than $0.1 million of additional loan costs due to the loan modification. In May 2023, the Company began the process to make available the option to refinance the North Bay Landing Loan by seeking a loan commitment to be insured by HUD.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $10.1 million and $10.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company pays interest on this total outstanding CDD debt.

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

The Company’s financing agreements are subject to various customary debt covenants and as of both September 30, 2024 and December 31, 2023, the Company was in compliance with the financial debt covenants.

As of September 30, 2024, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $561.1 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to September 30, 2024, for the years ending December 31 are:

2024	$2,447
2025	65,611
2026	31,196
2027	69,413
2028	36,052
Thereafter	243,739
$448,458

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	September 30,	December 31,
	2024	2023
Accounts payable	$22,390	$24,340
Income tax payable	4,229	9,239
Finance lease liabilities	455	298
Operating lease liabilities	4,843	793
Accrued compensation	7,526	6,037
Other accrued liabilities	11,856	4,100
Club membership deposits	3,280	3,314
Advance deposits	6,399	7,602
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total accounts payable and other liabilities	$61,691	$58,573

Accounts payable as of September 30, 2024 and December 31, 2023, primarily include payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $7.6 million and $0.4 million of accrued property taxes as of September 30, 2024 and December 31, 2023, respectively, which are generally paid annually in November.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

11. Deferred Revenue

As of September 30, 2024 and December 31, 2023, deferred revenue includes club initiation fees of $47.8 million and $48.7 million, respectively, and other deferred revenue of $14.3 million and $14.1 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	September 30,	September 30,
	2024	2023
Balance at beginning of period	$48,742	$25,088
New club memberships	9,432	22,025
Revenue from amounts included in contract liability opening balance	(9,471)	(5,243)
Revenue from current period new memberships	(915)	(1,149)
Balance at end of period	$47,788	$40,721

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of September 30, 2024, remaining performance obligations were $47.8 million, of which the Company expects to recognize as revenue $3.0 million in 2024, $22.9 million in 2025 through 2026, $17.0 million in 2027 through 2028 and $4.9 million thereafter.

Other deferred revenue as of both September 30, 2024 and December 31, 2023, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

12. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2024 and 2023 to pre-tax income as a result of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
U.S. federal statutory tax rate	$4,881	21.0%	$5,496	21.0%	$15,672	21.0%	$18,109	21.0%
State and local income taxes, net of federal income tax benefit (a)	1,018	4.4%	1,067	4.1%	3,268	4.4%	3,699	4.3%
Energy related tax credits	129	0.6%	(53)	(0.2)%	—	—%	(460)	(0.5)%
Other items	381	1.6%	254	0.9%	419	0.5%	361	0.4%
Total income tax expense	$6,409	27.6%	$6,764	25.8%	$19,359	25.9%	$21,709	25.2%
(a)	State taxes in Florida make up the majority of the tax effect in this category.

As of September 30, 2024 and December 31, 2023, the Company had income tax payable of $4.2 million and $9.2 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of September 30, 2024, the Company did not have a valuation allowance. As of December 31, 2023, the Company’s valuation allowance was $0.3 million against certain state net operating loss carryforwards.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of either September 30, 2024 or December 31, 2023.

13. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2023	$1,843	$1,843
Other comprehensive income before reclassifications	242	242
Amounts reclassified from accumulated other comprehensive income	(1,181)	(1,181)
Other comprehensive loss	(939)	(939)
Less: Other comprehensive loss attributable to non-controlling interest	323	323
Accumulated other comprehensive income as of September 30, 2024	$1,227	$1,227

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended September 30, 2024
	Before-		Net-of-
	Tax Amount	Tax Benefit	Tax Amount
Interest rate swap	$(759)	$135	$(624)
Interest rate swap - unconsolidated affiliate	(52)	13	(39)
Reclassification adjustment for net (gain) loss included in earnings	(482)	89	(393)
Net unrealized (loss) gain	(1,293)	237	(1,056)
Other comprehensive (loss) income	$(1,293)	$237	$(1,056)

	Three Months Ended September 30, 2023
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Unrealized (loss) gain on available-for-sale investments	$(6)	$2	$(4)
Interest rate swap	606	(108)	498
Interest rate swap - unconsolidated affiliate	58	(15)	43
Reclassification adjustment for net (gain) loss included in earnings	(473)	88	(385)
Net unrealized gain (loss)	185	(33)	152
Other comprehensive income (loss)	$185	$(33)	$152

	Nine Months Ended September 30, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$232	$(41)	$191
Interest rate swap - unconsolidated joint venture	68	(17)	51
Reclassification adjustment for net (gain) loss included in earnings	(1,448)	267	(1,181)
Net unrealized (loss) gain	(1,148)	209	(939)
Other comprehensive (loss) income	$(1,148)	$209	$(939)

	Nine Months Ended September 30, 2023
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain (loss) on available-for-sale investments	$247	$(63)	$184
Interest rate swaps	1,010	(179)	831
Interest rate swap - unconsolidated joint venture	172	(44)	128
Reclassification adjustment for net (gain) loss included in earnings	(1,281)	236	(1,045)
Net unrealized gain (loss)	148	(50)	98
Other comprehensive income (loss)	$148	$(50)	$98

14. Stockholders’ Equity

Dividends

During the three months ended September 30, 2024 and 2023, the Company paid cash dividends of $0.14 and $0.12, respectively, per share on the Company’s common stock for a total of $8.2 million and $7.0 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid cash dividends of $0.38 and $0.32, respectively, per share on the Company’s common stock for a total of $22.2 million and $18.7 million, respectively.

Stock Repurchase Program

The Company’s Board approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three and nine months ended September 30, 2024 and 2023, the Company did not repurchase shares of its common stock outstanding. As of September 30, 2024, the Company had a total authority of $80.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional shares to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. In addition, in February 2024, the Company granted 5,418 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2024, 3,187 of the restricted shares vested on the first annual anniversary. During the nine months ended September 30, 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted shares was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2024, 5,982 of the restricted shares vested on the first annual anniversary. In addition, in February 2023, the Company granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $44.30 per share.

In April 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted shares vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted shares was $55.73 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted shares vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2024 and 2023, 8,532 and 8,531, respectively, of the restricted shares vested on the annual anniversaries. During the nine months ended September 30, 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted shares was $46.73 per share.

Following is a summary of non-vested restricted share activity:

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	57,923	$44.80	29,955	$48.04
Granted	32,162	$54.16	36,499	$42.59
Vested	(17,701)	$44.59	(8,531)	$46.73
Forfeited	(6,696)	$46.07	—	$—
Balance at end of period	65,688	$49.31	57,923	$44.80

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During the three months ended September 30, 2024 and 2023, the Company recorded expense of $0.3 million and $0.2 million, respectively, related to restricted stock awards. During the nine months ended September 30, 2024 and 2023, the Company recorded expense of $0.9 million and $0.6 million, respectively, related to restricted stock awards.

As of September 30, 2024 and December 31, 2023, unrecognized compensation cost, related to non-vested restricted shares were $2.4 million and $1.8 million, respectively. As of September 30, 2024, unrecognized compensation costs will be recognized over a weighted average period of 2.8 years.

15. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$18,952	$—	$7,951	$1,076	$27,979
Hospitality revenue	—	55,460	—	—	55,460
Leasing revenue	50	984	14,501	37	15,572
Total revenue	$19,002	$56,444	$22,452	$1,113	$99,011

Timing of Revenue Recognition:
Recognized at a point in time	$18,952	$42,678	$7,951	$1,076	$70,657
Recognized over time	—	12,782	—	—	12,782
Over lease term	50	984	14,501	37	15,572
Total revenue	$19,002	$56,444	$22,452	$1,113	$99,011

	Three Months Ended September 30, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$35,466	$—	$4,123	$1,348	$40,937
Hospitality revenue	—	47,369	—	—	47,369
Leasing revenue	43	630	12,254	157	13,084
Total revenue	$35,509	$47,999	$16,377	$1,505	$101,390

Timing of Revenue Recognition:
Recognized at a point in time	$35,466	$38,504	$4,123	$1,348	$79,441
Recognized over time	—	8,865	—	—	8,865
Over lease term	43	630	12,254	157	13,084
Total revenue	$35,509	$47,999	$16,377	$1,505	$101,390

	Nine Months Ended September 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$81,416	$—	$12,342	$2,942	$96,700
Hospitality revenue	—	157,037	—	—	157,037
Leasing revenue	133	2,688	41,603	242	44,666
Total revenue	$81,549	$159,725	$53,945	$3,184	$298,403

Timing of Revenue Recognition:
Recognized at a point in time	$81,416	$118,382	$12,342	$2,942	$215,082
Recognized over time	—	38,655	—	—	38,655
Over lease term	133	2,688	41,603	242	44,666
Total revenue	$81,549	$159,725	$53,945	$3,184	$298,403

	Nine Months Ended September 30, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$126,894	$—	$18,246	$3,188	$148,328
Hospitality revenue	—	116,963	4	—	116,967
Leasing revenue	52	1,503	35,434	263	37,252
Total revenue	$126,946	$118,466	$53,684	$3,451	$302,547

Timing of Revenue Recognition:
Recognized at a point in time	$126,894	$92,983	$18,250	$3,188	$241,315
Recognized over time	—	23,980	—	—	23,980
Over lease term	52	1,503	35,434	263	37,252
Total revenue	$126,946	$118,466	$53,684	$3,451	$302,547

16. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Investment income, net
Interest, dividend and accretion income	$863	$826	$2,559	$2,003
Interest income from investments in SPEs	2,003	2,003	6,009	6,009
Interest earned on notes receivable and other interest	579	820	1,725	1,741
Total investment income, net	3,445	3,649	10,293	9,753
Interest expense
Interest incurred for project financing and other interest expense	(6,166)	(6,197)	(18,804)	(15,187)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,218)	(2,214)	(6,652)	(6,640)
Total interest expense	(8,384)	(8,411)	(25,456)	(21,827)
Gain on contributions to unconsolidated joint ventures	—	76	11	633
Equity in income from unconsolidated joint ventures	6,775	8,708	19,546	18,409
Other income (expense), net
Accretion income from retained interest investments	—	1,099	—	2,594
Miscellaneous (expense) income, net	(50)	51	(612)	738
Other (expense) income, net	(50)	1,150	(612)	3,332
Total other income, net	$1,786	$5,172	$3,782	$10,300

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

During the three and nine months ended September 30, 2024, the Company did not capitalize interest related to projects under development or construction. During the three and nine months ended September 30, 2023, the Company capitalized $0.1 million and $2.6 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s condensed consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

The Company did not have any gain on contributions to unconsolidated joint ventures during the three months ended September 30, 2024. Gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2023, include a gain of less than $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2024 and 2023, include a gain of less than $0.1 million and $0.6 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $8.4 million and $8.8 million during the three months ended September 30, 2024 and 2023, respectively, and $23.2 million and $18.6 million during the nine months ended September 30, 2024 and 2023, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $1.1 million and $0.2 million during the three months ended September 30, 2024 and 2023, respectively, and $3.0 million and $0.5 million during the nine months ended September 30, 2024 and 2023, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

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

Miscellaneous (expense) income, net during the nine months ended September 30, 2024, includes $0.6 million net loss on disposal of assets. Miscellaneous (expense) income, net during the three and nine months ended September 30, 2023, includes $0.5 million and $1.1 million, respectively, the Company received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant (“TRBG”) program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael in 2018. Miscellaneous (expense) income, net during the nine months ended September 30, 2023, includes a $0.4 million gain on retained interest investment. Miscellaneous (expense) income, net during the three and nine months ended September 30, 2023, includes $0.4 million and $0.6 million, respectively, of expense for cleanup of damaged timber as a result of Hurricane Michael.

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

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating revenue:
Residential	$19,002	$35,509	$81,549	$126,946
Hospitality	56,444	47,999	159,725	118,466
Commercial	22,452	16,377	53,945	53,684
Other	1,113	1,505	3,184	3,451
Consolidated operating revenue	$99,011	$101,390	$298,403	$302,547

Income (loss) before income taxes:
Residential (a)	$14,875	$24,231	$59,747	$79,333
Hospitality	8,979	1,174	22,181	1,296
Commercial (b)	1,832	653	181	7,128
Other	(2,628)	(593)	(8,474)	(4,030)
Consolidated income before income taxes	$23,058	$25,465	$73,635	$83,727

(a)	The three months ended September 30, 2024 and 2023, include $8.4 million and $8.8 million, respectively, of equity in income from unconsolidated joint ventures related to the Latitude Margaritaville Watersound JV. The nine months ended September 30, 2024 and 2023, include $23.2 million and $18.6 million, respectively, of equity in income from unconsolidated joint ventures related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.
(b)	The three months ended September 30, 2024 and 2023, include $1.1 million and $0.2 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The nine months ended September 30, 2024 and 2023, include $3.0 million and $0.5 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The community opened in March 2024 and is currently under lease-up.

	September 30,	December 31,
	2024	2023
Total assets:
Residential	$251,314	$233,957
Hospitality	466,563	465,828
Commercial	517,503	511,978
Other	310,191	311,767
Total assets	$1,545,571	$1,523,530

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.5 million and $0.4 million, respectively, as of September 30, 2024 and December 31, 2023. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both September 30, 2024 and December 31, 2023, there was no balance outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

As of September 30, 2024 and December 31, 2023, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $46.7 million and $40.0 million, respectively, as well as standby letters of credit in the amount of $0.7 million and $0.2 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2024, the Company had a total of $28.7 million in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The Company’s liability as guarantor under the Pier Park TPS JV Loan has been reduced to 25% of the outstanding principal balance, which requires maintaining a certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of September 30, 2024 and December 31, 2023, $13.3 million and $13.5 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of September 30, 2024 and December 31, 2023, $27.4 million and $37.4 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. During the first quarter of 2024, the Company’s liability as guarantor under the loan was reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and other required permits and will be further reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of September 30, 2024 and December 31, 2023, $41.4 million and $38.1 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for interest only payments for the first twenty-four months and principal and interest payments thereafter with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of both September 30, 2024 and December 31, 2023, $4.4 million was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both September 30, 2024 and December 31, 2023. As of both September 30, 2024 and December 31, 2023, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

19. Related Party Transactions

The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. During the three and nine months ended September 30, 2024, the Company recognized $0.5 million and $2.0 million, respectively, related to revenues from these transactions. During the three and nine months ended September 30, 2023, the Company recognized less than $0.1 million and $0.8 million, respectively, related to revenues from these transactions. As of September 30, 2024, receivables from unconsolidated JVs were $0.1 million. There were no receivables with unconsolidated JVs as of December 31, 2023.

The Watersound Management JV provides leasing management services for most of the Company’s multi-family communities. The Company incurred expense related to these transactions of $0.7 million and $0.5 million during the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.4 million during the nine months ended September 30, 2024 and 2023, respectively. See Note 4. Joint Ventures for additional information.

20. Subsequent Events

On October 21, 2024, Bruce R. Berkowitz, the Chairman of the Board of the Company informed the Company of his intention to retire from the Board, effective October 23, 2024.

On October 22, 2024, the Board, upon the recommendation of the Governance and Nominating Committee of the Board, appointed Rhea Goff, the Company’s Senior Vice President and Chief Administrative Officer, to serve as a non-independent director of the Company, effective October 23, 2024, for the remainder of the one-year term that will expire at the 2025 annual meeting of shareholders or until her successor is duly elected and qualified.

In connection with Mr. Berkowitz’s retirement from his position as Chairman of the Board, on October 22, 2024, the Board, upon the recommendation of the Governance and Nominating Committee of the Board, also appointed Jorge L. Gonzalez, the Company’s President and Chief Executive Officer, as Chairman of the Board, and Howard S. Frank, an independent director, as Independent Lead Director of the Board, each effective October 23, 2024.

In addition, on October 23, 2024, the Company’s Board of Directors declared a cash dividend of $0.14 per share on the Company’s common stock, payable on December 6, 2024 to shareholders of record at the close of business on November 7, 2024.

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

Highlights for the third quarter and first nine months of 2024 compared to the third quarter and first nine months of 2023 include:

●	Hospitality revenue increased by 16.9% for the third quarter of 2024 to $55.4 million from $47.4 million and increased 34.2% for the first nine months of 2024 to $157.0 million from $117.0 million. Hospitality gross margin increased to 34.1% in the third quarter of 2024 as compared to 23.8% in the third quarter of 2023 and increased to 33.3% for the first nine months of 2024 as compared to 21.0% for the first nine months of 2023.
●	Leasing revenue increased by 19.1% for the third quarter of 2024 to $15.6 million from $13.1 million and increased 20.2% for the first nine months of 2024 to $44.7 million from $37.2 million. The leasable square feet increased by 8.9% to 1,179,000 square feet with the percentage leased at 96% as of September 30, 2024.
●	Real estate revenue decreased by 31.5% for the third quarter of 2024 to $28.0 million from $40.9 million and decreased by 34.8% for the first nine months of 2024 to $96.7 from $148.3 million.

●	Total revenue for the third quarter of 2024 decreased by 2.4% to $99.0 million from $101.4 million. Operating income for the third quarter of 2024 increased by 4.4% to $21.2 million from $20.3 million. Net income attributable to the Company decreased by 13.4% to $16.8 million from $19.4 million during the third quarter of 2024, primarily due to timing of homesite closings and product mix of sales in different residential communities and a reduction in equity in income from unconsolidated joint ventures, partially offset by growth in hospitality and leasing revenue.
●	Over 22,000 homesites are in various stages of planning or development. As of September 30, 2024, there were 1,381 residential homesites under contract, which are expected to result in revenue of approximately $122.3 million.

Market Conditions

Throughout the first nine months of 2024, we continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment Operating Revenue
Residential	19.2%	35.0%	27.3%	42.0%
Hospitality	57.0%	47.3%	53.5%	39.2%
Commercial	22.7%	16.2%	18.1%	17.7%
Other	1.1%	1.5%	1.1%	1.1%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

Our residential segment includes the Watersound Origins, Watersound Origins West, Watersound Camp Creek, Breakfast Point East, Titus Park, Bayside at Ward Creek, Breakwater at Ward Creek, Salt Grass at Ward Creek, College Station, Park Place, Salt Creek at Mexico Beach, and WindMark Beach communities, which are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of September 30, 2024, the unconsolidated Latitude Margaritaville Watersound JV had 426 homes under contract, which are expected to result in a sales value to the JV of approximately $254.4 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	180	87	103	370
College Station	Bay County, FL	69	55	209	333
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,126	841	—	1,967
Salt Creek at Mexico Beach (b)	Bay County, FL	92	—	275	367
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	36	—	82	118
Park Place	Bay County, FL	—	196	—	196
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	82	920	1,002
SummerCamp Beach (b)	Franklin County, FL	23	—	260	283
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	53	144	560	757
Bayside at Ward Creek (d) (g)	Bay County, FL	59	337	—	396
Breakwater at Ward Creek (d) (g)	Bay County, FL	207	95	—	302
Salt Grass at Ward Creek (d) (g)	Bay County, FL	230	—	264	494
Watersound Camp Creek (f)	Walton County, FL	57	—	—	57
Watersound Origins (f)	Walton County, FL	164	—	—	164
Watersound Origins West (d)	Walton County, FL	62	493	2,759	3,314
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	49	459	329	837
Total Homesites		2,407	4,184	15,612	22,203
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).
(g)	Ward Creek is being developed as three separate distinct communities.

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of September 30, 2024, we had nineteen different homebuilders within our residential communities. As of September 30, 2024, we had 1,381 residential homesites under contract, which are expected to result in revenue of approximately $122.3 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of September 30, 2023, we had 1,575 residential homesites under contract, with an expected revenue of approximately $135.5 million, plus residuals. The change in homesites under contract is due to homesite transactions since the end of the prior period and the amount of remaining homesites in current phases of the residential communities. The number of homesites under contract is subject to change based on homesite closings and new sales activity. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact quarterly results. As of September 30, 2024, in addition to the 1,381 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 426 homes under contract, which together with the 1,381 homesites are expected to result in a sales value of approximately $376.7 million at closing of the homesites and homes.

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

Watersound Club provides club members and guests of some of our hotels access to our member facilities, which include Camp Creek golf course and amenities, Shark’s Tooth golf course and tennis center, Watersound Beach Club and a Pilatus PC-12 NG aircraft (“N850J”). Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Club operations include a private beach club located on Scenic Highway 30A, with over one mile of Gulf of Mexico frontage, two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Shark’s Tooth includes an 18-hole golf course, tennis center, a full club house, a pro shop, as well as two food and beverage outlets. Camp Creek includes an 18-hole golf course, a full club house, health and wellness center, three restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. We are in the process of constructing The Third, an 18-hole golf course, planned to be added to our Watersound Club operations. In June 2024, we opened The Sporting Preserve, a 12-stand sporting clays course.

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

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			September 30, 2024			December 31, 2023
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b) (c)	Bay County, FL	240	240	225	94%	240	226	94%
Pier Park Crossings Phase II (b) (c)	Bay County, FL	120	120	115	96%	120	118	98%
Watersound Origins Crossings (b) (c)	Walton County, FL	217	217	199	92%	217	193	89%
North Bay Landing (c) (d)	Bay County, FL	240	240	232	97%	240	222	93%
Mexico Beach Crossings (b) (c) (e)	Bay County, FL	216	216	141	65%	216	76	35%
Origins Crossings Townhomes (c) (f)	Walton County, FL	64	64	50	78%	64	46	72%
WindMark Beach (g)	Gulf County, FL	31	31	15	48%	31	12	39%
Total multi-family units		1,128	1,128	977	87%	1,128	893	79%

Senior living communities
Watercrest (b)	Walton County, FL	107	107	103	96%	107	106	99%
Watersound Fountains (h)	Walton County, FL	148	148	31	21%	—	—	N/A %
Total senior living units		255	255	134	53%	107	106	99%
Total units		1,383	1,383	1,111	80%	1,235	999	81%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(c)	The community is managed by our unconsolidated Watersound Management JV. The Watersound Management JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.
(d)	Construction was completed in the second quarter of 2023.
(e)	Construction was completed in the fourth quarter of 2023.
(f)	Construction was completed in the first quarter of 2023.
(g)	Renovation of 19 units for long-term rental use was completed in the second half of 2023.
(h)	The community opened in March 2024. The senior living community is operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

As of September 30, 2024, our leasing portfolio consists of approximately 1,179,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a 121-room Residence Inn, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Bay County, Florida. Through an unconsolidated JV, an additional golf cart sales showroom, located in Walton County, Florida, is operated by our JV partner.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		September 30, 2024		December 31, 2023
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	98%
Watersound Town Center (b) (c)	Walton County, FL	155,962	86%	137,921	83%
FSU/TMH Medical Campus (d)	Bay County, FL	78,670	100%	—	N/A %
Beckrich Office Park (c) (e)	Bay County, FL	78,322	97%	78,322	93%
Watersound Self-Storage	Walton County, FL	67,694	94%	67,694	92%
WindMark Beach Town Center (c) (f)	Gulf County, FL	44,748	71%	44,748	71%
WaterColor Town Center (c)	Walton County, FL	22,199	74%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	87%	10,271	100%
Other (g)	Bay, Gulf and Walton Counties, FL	34,224	100%	34,224	100%
		1,178,728	96%	1,082,017	95%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(b)	An additional building was completed in the second quarter of 2024. Includes net rentable square feet of 6,752 within our residential segment. Included in net rentable square feet as of September 30, 2024 and December 31, 2023, is 2,137 square feet leased to a consolidated JV. Included in net rentable square feet as of September 30, 2024 and December 31, 2023, is 1,200 square feet leased to an unconsolidated JV.
(c)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(d)	A medical office building was completed in the third quarter of 2024.
(e)	Included in net rentable square feet as of September 30, 2024 and December 31, 2023, is 1,500 square feet leased to a consolidated JV.
(f)	Included in net rentable square feet as of September 30, 2024 and December 31, 2023, is 13,808 square feet of unfinished space.
(g)	Includes various other properties, each with less than 10,000 net rentable square feet.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		September 30, 2024
	Location	Completed Net Rentable Square Feet	Percentage Leased	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center	Walton County, FL	155,962	86%	—	244,038	400,000
Watersound West Bay Center	Bay County, FL	—	N/A %	3,346	496,654	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	100%	—	241,330	320,000
		234,632	90%	3,346	982,022	1,220,000
*	Total square feet are based on current estimates and are subject to change.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in these policies during the first nine months of 2024, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	In millions
Revenue:
Real estate revenue	$28.0	$40.9	$96.7	$148.3
Hospitality revenue	55.4	47.4	157.0	117.0
Leasing revenue	15.6	13.1	44.7	37.2
Total revenue	99.0	101.4	298.4	302.5
Expenses:
Cost of real estate revenue	15.7	21.3	48.4	73.1
Cost of hospitality revenue	36.5	36.1	104.7	92.4
Cost of leasing revenue	7.8	6.8	22.2	18.7
Corporate and other operating expenses	6.0	6.2	18.9	17.4
Depreciation, depletion and amortization	11.8	10.7	34.3	27.5
Total expenses	77.8	81.1	228.5	229.1
Operating income	21.2	20.3	69.9	73.4
Other income (expense):
Investment income, net	3.5	3.6	10.3	9.8
Interest expense	(8.4)	(8.4)	(25.5)	(21.8)
Gain on contributions to unconsolidated joint ventures	—	0.1	—	0.6
Equity in income from unconsolidated joint ventures	6.8	8.7	19.5	18.4
Other (expense) income, net	(0.1)	1.2	(0.6)	3.3
Total other income, net	1.8	5.2	3.7	10.3
Income before income taxes	23.0	25.5	73.6	83.7
Income tax expense	(6.4)	(6.8)	(19.3)	(21.7)
Net income	$16.6	$18.7	$54.3	$62.0

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	% (a)	2023	% (a)	2024	% (a)	2023	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$19.0	67.9%	$35.5	86.8%	$81.5	84.3%	$126.9	85.6%
Commercial and forestry real estate revenue	7.3	26.1%	3.1	7.6%	9.4	9.7%	14.2	9.6%
Timber revenue	0.7	2.5%	1.0	2.4%	2.9	3.0%	4.0	2.7%
Other revenue	1.0	3.5%	1.3	3.2%	2.9	3.0%	3.2	2.1%
Real estate revenue	$28.0	100.0%	$40.9	100.0%	$96.7	100.0%	$148.3	100.0%

Gross profit:
Residential real estate	$7.5	39.5%	$16.4	46.2%	$39.1	48.0%	$62.3	49.1%
Commercial and forestry real estate	4.1	56.2%	1.8	58.1%	5.8	61.7%	8.2	57.7%
Timber	0.5	71.4%	0.8	80.0%	2.3	79.3%	3.4	85.0%
Other	0.2	20.0%	0.6	46.2%	1.1	37.9%	1.3	40.6%
Gross profit	$12.3	43.9%	$19.6	47.9%	$48.3	49.9%	$75.2	50.7%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2024, residential real estate revenue decreased $16.5 million, or 46.5%, to $19.0 million, as compared to $35.5 million during the same period in 2023. During the three months ended September 30, 2024, residential real estate gross profit decreased $8.9 million to $7.5 million (or gross margin of 39.5%), as compared to $16.4 million (or gross margin of 46.2%) during the same period in 2023. During the three months ended September 30, 2024, we sold 179 homesites, compared to 254 homesites during the same period in 2023. During the three months ended September 30, 2024 and 2023, the average base revenue, excluding homesite residuals, per homesite sold was approximately $86,000 and $103,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

During the nine months ended September 30, 2024, residential real estate revenue decreased $45.4 million, or 35.8%, to $81.5 million, as compared to $126.9 million during the same period in 2023. During the nine months ended September 30, 2024, residential real estate gross profit decreased $23.2 million to $39.1 million (or gross margin of 48.0%), as compared to $62.3 million (or gross margin of 49.1%) during the same period in 2023. During the nine months ended September 30, 2024, we sold 581 homesites, compared to 881 homesites and unimproved residential land sales of $0.6 million during the same period in 2023. During the nine months ended September 30, 2024 and 2023, the average base revenue, excluding homesite residuals, per homesite sold was approximately $115,000 and $105,000, respectively, due to the mix of sales from different communities. Homesite sales in the prior period include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, which reduced the average price per homesite. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During the three months ended September 30, 2024, we had three commercial and forestry real estate sales totaling approximately 25 acres for $7.3 million, resulting in a gross profit of $4.1 million (or gross margin of 56.2%). During the three months ended September 30, 2023, we had five commercial and forestry real estate sales totaling approximately 29 acres for $3.1 million and land improvement services of less than $0.1 million, together resulting in a gross profit of $1.8 million (or gross margin of 58.1%).

During the nine months ended September 30, 2024, we had six commercial and forestry real estate sales totaling approximately 268 acres for $9.4 million, resulting in a gross profit of $5.8 million (or gross margin of 61.7%). During the nine months ended September 30, 2023, we had twenty-one commercial and forestry real estate sales totaling approximately 212 acres for $13.9 million and land improvement services of $0.3 million, together resulting in a gross profit of $8.2 million (or gross margin of 57.7%).

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

Timber Revenue and Gross Profit. Timber revenue decreased $0.3 million, or 30.0%, to $0.7 million during the three months ended September 30, 2024, as compared to $1.0 million in the same period in 2023. The decrease was primarily due to a decrease in tons of wood products sold and prices in the current period. There were 45,000 tons of wood products sold at an average price per ton of $13.35 during the three months ended September 30, 2024, as compared to 48,000 tons of wood products sold at an average price per ton of $17.77, during the same period in 2023. Timber gross margin was 71.4% during the three months ended September 30, 2024, as compared to 80.0% during the same period in 2023. The decrease was primarily due to less tons of wood products sold and lower prices in the current period.

Timber revenue decreased $1.1 million, or 27.5%, to $2.9 million during the nine months ended September 30, 2024, as compared to $4.0 million in the same period in 2023. The decrease was primarily due to a decrease in tons of wood products sold and prices in the current period. There were 186,000 tons of wood products sold at an average price per ton of $14.21 during the nine months ended September 30, 2024, as compared to 216,000 tons of wood products sold at an average price per ton of $16.62, during the same period in 2023. Timber gross margin was 79.3% during the nine months ended September 30, 2024, as compared to 85.0% during the same period in 2023. The decrease was primarily due to less tons of wood products sold and lower prices in the current period.

Other Revenue. Other revenue primarily consists of mitigation bank credit sales and title insurance business revenue.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Hospitality revenue	$55.4	$47.4	$157.0	$117.0
Gross profit	$18.9	$11.3	$52.3	$24.6
Gross margin	34.1%	23.8%	33.3%	21.0%

Hospitality revenue increased $8.0 million, or 16.9%, to $55.4 million during the three months ended September 30, 2024, as compared to $47.4 million in the same period in 2023. The increase in hospitality revenue was primarily related to the growth in membership dues and membership ancillary spend, opening of new Camp Creek amenities in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was primarily related to Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; and the Home2 Suites by Hilton Santa Rosa Beach, Hotel Indigo Panama City Marina and Camp Creek Inn, which all opened in June 2023. Hospitality had a gross margin of 34.1% during the three months ended September 30, 2024, compared to 23.8% during the same period in 2023. The increase in gross margin was primarily due to new assets being stabilized in the current period.

Hospitality revenue increased $40.0 million, or 34.2%, to $157.0 million during the nine months ended September 30, 2024, as compared to $117.0 million in the same period in 2023. The increase in hospitality revenue was primarily related to the growth in membership dues and membership ancillary spend, opening of new Camp Creek amenities in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was related to Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; and Home2 Suites by Hilton Santa Rosa Beach, Hotel Indigo Panama City Marina and Camp Creek Inn, which all opened in June 2023. As of September 30, 2024, Watersound Club had 3,532 members, compared with 3,088 members as of September 30, 2023, an increase of 444 members. As of both September 30, 2024 and 2023, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs). Hospitality had a gross margin of 33.3% during the nine months ended September 30, 2024, compared to 21.0% during the same period in 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Leasing revenue	$15.6	$13.1	$44.7	$37.2
Gross profit	$7.8	$6.3	$22.5	$18.5
Gross margin	50.0%	48.1%	50.3%	49.7%

Leasing revenue increased $2.5 million, or 19.1%, to $15.6 million during the three months ended September 30, 2024, as compared to $13.1 million in the same period in 2023. The increase was primarily due to new multi-family and commercial property leases, as well as other new leases. Leasing gross margin was 50.0% during the three months ended September 30, 2024, as compared to 48.1% during the same period in 2023. The increase in leasing gross margin was primarily due to new leases, as well as new assets being operational throughout the current period.

Leasing revenue increased $7.5 million, or 20.2%, to $44.7 million during the nine months ended September 30, 2024, as compared to $37.2 million in the same period in 2023. The increase was primarily due to new multi-family, commercial property and marina leases, as well as other new leases. Leasing gross margin was 50.3% during the nine months ended September 30, 2024, as compared to 49.7% during the same period in 2023.

Corporate and Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Employee costs	$3.0	$2.5	$9.8	$7.8
Property taxes and insurance	1.4	1.8	4.1	4.6
Professional fees	0.8	1.1	2.4	2.8
Marketing and owner association costs	0.2	0.3	0.7	0.7
Occupancy, repairs and maintenance	0.2	0.1	0.5	0.3
Other miscellaneous	0.4	0.4	1.4	1.2
Total corporate and other operating expenses	$6.0	$6.2	$18.9	$17.4

Corporate and other operating expenses decreased $0.2 million to $6.0 million during the three months ended September 30, 2024, as compared to $6.2 million in the same period in 2023. Corporate and other operating expenses increased $1.5 million to $18.9 million during the nine months ended September 30, 2024, as compared to $17.4 million in the same period in 2023. The increases were primarily due to employee costs for bonuses and restricted stock awards. See Note 14. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.1 million and $6.8 million during the three and nine months ended September 30, 2024, respectively, as compared to the same periods in 2023, primarily due to new hospitality and commercial assets placed in service.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Interest, dividend and accretion income	$0.9	$0.8	$2.6	$2.0
Interest income from investments in special purpose entities	2.0	2.0	6.0	6.0
Interest earned on notes receivable and other interest	0.6	0.8	1.7	1.8
Total investment income, net	$3.5	$3.6	$10.3	$9.8

Investment income, net was $3.5 million for the three months ended September 30, 2024, as compared to $3.6 million in the same period in 2023. Investment income, net increased $0.5 million to $10.3 million for the nine months ended September 30, 2024, as compared to $9.8 million in the same period in 2023. The increase was primarily due to the change in cash and cash equivalents held and higher interest rates earned in the current period. See Note 16. Other Income, Net for additional information.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Interest incurred for project financing and other interest expense	$6.2	$6.2	$18.8	$15.2
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2	6.7	6.6
Total interest expense	$8.4	$8.4	$25.5	$21.8

Interest expense for the three months ended September 30, 2024 and 2023 were comparable. Interest expense increased $3.7 million, or 17.0%, to $25.5 million during the nine months ended September 30, 2024, as compared to $21.8 million in the same period in 2023. The increase in interest expense is primarily related to completion of projects where interest expense is no longer capitalized and the increase in project financing. See Note 9. Debt, Net and Note 16. Other Income, Net for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures includes gain on additional infrastructure improvements contributed to our unconsolidated JVs as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Latitude Margaritaville Watersound JV	$—	$0.1	$—	$0.6
Gain on Contributions to Unconsolidated Joint Ventures	$—	$0.1	$—	$0.6

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Latitude Margaritaville Watersound JV (a)	$8.4	$8.7	$23.2	$18.5
Sea Sound JV (b)	—	—	—	(0.1)
Watersound Fountains Independent Living JV (c)	(1.1)	(0.2)	(3.0)	(0.5)
Pier Park TPS JV	(0.1)	—	(0.3)	—
Pier Park RI JV (d)	(0.3)	—	(0.5)	—
Busy Bee JV (e)	—	0.1	—	0.2
Electric Cart Watersound JV (f)	(0.1)	0.1	—	0.2
Watersound Management JV	—	—	0.1	0.1
Total equity in income from unconsolidated joint ventures	$6.8	$8.7	$19.5	$18.4
(a)	During each of the three months ended September 30, 2024 and 2023, the Latitude Margaritaville Watersound JV completed 189 homes sale transactions. During the nine months ended September 30, 2024 and 2023, the Latitude Margaritaville Watersound JV completed 529 and 502 homes sale transactions, respectively.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community opened in March 2024 and is currently under lease-up. Activity in the current period includes pre-opening, lease-up, depreciation and interest expenses for the project.
(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other (Expense) Income, Net

Other (expense) income, net primarily includes income from our retained interest investments and other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Accretion income from retained interest investments	$—	$1.1	$—	$2.6
Miscellaneous (expense) income, net	(0.1)	0.1	(0.6)	0.7
Other (expense) income, net	$(0.1)	$1.2	$(0.6)	$3.3

Other (expense) income, net decreased $1.3 million to expense of $0.1 million during the three months ended September 30, 2024, as compared to $1.2 million of income in the same period in 2023. Other (expense) income, net decreased $3.9 million to expense of $0.6 million during the nine months ended September 30, 2024, as compared to $3.3 million of income in the same period in 2023. Accretion income from retained interest investments includes accretion of investment income over the life of the retained interest using the effective yield method, prior to optional prepayment, in full, of the installment notes in August 2023. Miscellaneous (expense) income, net during the nine months ended September 30, 2024, includes a $0.6 million net loss on disposal of assets. Miscellaneous (expense) income, net during the three and nine months ended September 30, 2023, includes $0.5 million and $1.1 million, respectively, of income received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael in 2018. Miscellaneous (expense) income, net during the nine months ended September 30, 2023, also includes a $0.4 million gain on retained interest investment. Miscellaneous (expense) income, net during the three and nine months ended September 30, 2023, includes $0.4 million and $0.6 million, respectively, of expense for cleanup of damaged timber as a result of Hurricane Michael. See Note 16. Other Income, Net for additional information.

Income Tax Expense

Income tax expense was $6.4 million during the three months ended September 30, 2024, as compared to $6.8 million during the same period in 2023. Our effective tax rate was 27.6% for the three months ended September 30, 2024, as compared to 25.8% during the same period in 2023.

Income tax expense was $19.3 million during the nine months ended September 30, 2024, as compared to $21.7 million during the same period in 2023. Our effective tax rate was 25.9% for the nine months ended September 30, 2024, as compared to 25.2% during the same period in 2023.

Our effective rate for the three and nine months ended September 30, 2024 and 2023, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits and other permanent differences. See Note 12. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$16.9	$32.5	$74.0	$118.6
Other revenue	2.1	3.0	7.5	8.3
Total real estate revenue	19.0	35.5	81.5	126.9
Expenses:
Cost of real estate and other revenue	11.5	19.1	42.3	64.6
Other operating expenses	1.3	1.3	3.6	3.2
Depreciation, depletion and amortization	0.1	0.1	0.2	0.2
Total expenses	12.9	20.5	46.1	68.0
Operating income	6.1	15.0	35.4	58.9
Other income (expense):
Investment income, net	0.5	0.4	1.3	1.3
Interest expense	(0.1)	(0.1)	(0.3)	(0.3)
Gain on contributions to unconsolidated joint ventures	—	0.1	—	0.6
Equity in income from unconsolidated joint ventures	8.4	8.8	23.2	18.6
Other income, net	—	—	0.1	0.2
Total other income, net	8.8	9.2	24.3	20.4
Income before income taxes	$14.9	$24.2	$59.7	$79.3

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	179	$16.9	$10.3	$6.6	39.1%	254	$32.5	$18.0	$14.5	44.6%
Total consolidated	179	$16.9	$10.3	$6.6	39.1%	254	$32.5	$18.0	$14.5	44.6%

Unconsolidated
Homes (a)	189					189
Total consolidated and unconsolidated	368					443
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales decreased $15.6 million, or 48.0%, during the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended September 30, 2024 and 2023, the average base revenue, excluding homesite residuals, per homesite sold was approximately $86,000 and $103,000, respectively, due to the mix of sales from different communities. Revenue does not include any estimated homesite residuals during the three months ended September 30, 2024. Revenue includes estimated homesite residuals of $4.9 million during the three months ended September 30, 2023. Estimated homesite residuals vary based on the mix and number of homesites sold in specific communities during the period. Gross margin decreased to 39.1% during the three months ended September 30, 2024, as compared to 44.6% during the same period in 2023, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $0.6 million and $1.5 million, during the three months ended September 30, 2024 and 2023, respectively.

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

We did not have any gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2024. Gain on contributions to unconsolidated joint ventures for the three months ended September 30, 2023, includes a gain of $0.1 million on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for by the equity method. Equity in income from unconsolidated joint ventures decreased $0.4 million during the three months ended September 30, 2024, as compared to the same period in 2023. The decrease was due to additional costs for warranties, construction supervision and higher Margaritaville trademark licensing fees in the current period, partially offset by a higher average margin per home sold during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 189 home sale transactions during each of the three months ended September 30, 2024 and 2023. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	581	$74.0	$38.2	$35.8	48.4%	881	$118.0	$60.9	$57.1	48.4%
Land sales	N/A	—	—	—	—%	N/A	0.6	0.1	0.5	83.3%
Total consolidated	581	$74.0	$38.2	$35.8	48.4%	881	$118.6	$61.0	$57.6	48.6%

Unconsolidated
Homes (b)	529					502
Total consolidated and unconsolidated	1,110					1,383
(a)	The nine months ended September 30, 2023, include 100 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales decreased $44.0 million, or 37.3%, during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the nine months ended September 30, 2024 and 2023, the average base revenue, excluding homesite residuals, per homesite sold was approximately $115,000 and $105,000, respectively, due to the mix of sales from different communities. Homesite sales in the prior period include the sale of 100 entitled but undeveloped homesites sold within the SouthWood community, which reduced the average price per homesite. Revenue includes estimated homesite residuals of $2.6 million and $20.0 million during the nine months ended September 30, 2024 and 2023, respectively. The decrease in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin was 48.4% during both the nine months ended September 30, 2024 and 2023. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During the nine months ended September 30, 2024, we did not have any unimproved land sales. During the nine months ended September 30, 2023, we had unimproved residential land sales of $0.6 million, resulting in a gross margin of approximately 83.3%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $2.2 million and $4.4 million, during the nine months ended September 30, 2024 and 2023, respectively.

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

Gain on contributions to unconsolidated joint ventures for the nine months ended September 30, 2024 and 2023, include a gain of less than $0.1 million and $0.6 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for by the equity method. Equity in income from unconsolidated joint ventures increased $4.6 million during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was due to a higher average margin per home sold and the increased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 529 home sale transactions during the nine months ended September 30, 2024, compared to 502 home sale transactions during the same period in 2023. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Revenue:
Hospitality revenue	$55.4	$47.4	$157.0	$117.0
Leasing revenue	1.0	0.6	2.7	1.5
Total revenue	56.4	48.0	159.7	118.5
Expenses:
Cost of hospitality revenue	36.5	36.1	104.7	92.4
Cost of leasing revenue	1.0	0.8	2.5	1.8
Other operating expenses	0.4	0.6	1.2	1.2
Depreciation, depletion and amortization	6.7	6.4	20.0	15.4
Total expenses	44.6	43.9	128.4	110.8
Operating income	11.8	4.1	31.3	7.7
Other (expense) income:
Interest expense	(2.9)	(3.0)	(8.9)	(6.4)
Other income (expense), net	0.1	0.1	(0.2)	—
Total other expense, net	(2.8)	(2.9)	(9.1)	(6.4)
Income before income taxes	$9.0	$1.2	$22.2	$1.3

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$20.3	$8.8	43.3%	$14.7	$3.2	21.8%
Hotels	31.4	9.4	29.9%	29.0	7.2	24.8%
Other	3.7	0.7	18.9%	3.7	0.9	24.3%
Total	$55.4	$18.9	34.1%	$47.4	$11.3	23.8%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Revenue from our clubs increased $5.6 million, or 38.1%, during the three months ended September 30, 2024, as compared to the same period in 2023. The increase in revenue in the current period was due to growth in membership dues and membership ancillary spend, as well as the opening of new Camp Creek amenities in April 2023 and Camp Creek Inn in June 2023. Our clubs gross margin was 43.3% during the three months ended September 30, 2024, compared to 21.8% during the same period in 2023. The increase in gross margin was primarily due to new assets being stabilized during the current period.

Revenue from our hotel operations increased $2.4 million, or 8.3%, during the three months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to an increase in lodging revenue from Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; and Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023. Our hotels had a gross margin of 29.9% for the three months ended September 30, 2024, compared to 24.8% during the same period in 2023. The increase in gross margin was primarily due to new assets being stabilized during the current period.

Revenue from other hospitality operations was comparable during the three months ended September 30, 2024 and 2023. Our other hospitality operations had a gross margin of 18.9% during the three months ended September 30, 2024, compared to 24.3% during the same period in 2023. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.3 million in depreciation, depletion and amortization expense during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to new assets placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. See Note 9. Debt, Net for additional information.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$60.8	$26.8	44.1%	$38.2	$10.0	26.2%
Hotels	86.0	23.6	27.4%	69.4	12.7	18.3%
Other	10.2	1.9	18.6%	9.4	1.9	20.2%
Total	$157.0	$52.3	33.3%	$117.0	$24.6	21.0%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Revenue from our clubs increased $22.6 million, or 59.2%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase in revenue in the current period was due to growth in membership dues and membership ancillary spend, as well as the opening of new Camp Creek amenities in April 2023 and Camp Creek Inn in June 2023. As of September 30, 2024, Watersound Club had 3,532 members, compared with 3,088 members as of September 30, 2023, an increase of 444 members. Our clubs gross margin was 44.1% during the nine months ended September 30, 2024, compared to 26.2% during the same period in 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

Revenue from our hotel operations increased $16.6 million, or 23.9%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to an increase in lodging revenue from Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; and Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023. Our hotels had a gross margin of 27.4% for the nine months ended September 30, 2024, compared to 18.3% during the same period in 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

As of both September 30, 2024 and 2023, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs).

Revenue from other hospitality operations increased $0.8 million, or 8.5%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was due to increased occupancy and special events at our Point South Marina Bay Point and Point South Marina Port St. Joe. Our other hospitality operations had a gross margin of 18.6% during the nine months ended September 30, 2024, compared to 20.2% during the same period in 2023. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets. Leasing revenue increased $1.2 million, or 80.0%, during the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to increased occupancy at our marinas and other hospitality assets.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $4.6 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $2.5 million in interest expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to completion of projects where interest expense is no longer capitalized and the increase in project financing. See Note 9. Debt, Net for additional information.

Other income (expense), net for the nine months ended September 30, 2024, primarily includes net loss on disposal of assets.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$6.6	$5.4	$18.3	$16.0
Multi-family leasing revenue	6.0	5.0	17.5	14.0
Senior living leasing revenue	1.9	1.9	5.8	5.4
Total leasing revenue	14.5	12.3	41.6	35.4
Real estate revenue
Commercial and forestry real estate revenue	7.3	3.1	9.4	14.2
Timber revenue	0.7	1.0	2.9	4.0
Total real estate revenue	8.0	4.1	12.3	18.2
Total revenue	22.5	16.4	53.9	53.6
Expenses:
Cost of leasing revenue	6.6	5.9	19.4	16.6
Cost of real estate revenue	3.4	1.5	4.2	6.6
Other operating expenses	1.0	1.1	2.8	3.2
Depreciation, depletion and amortization	4.9	4.1	13.8	11.7
Total expenses	15.9	12.6	40.2	38.1
Operating income	6.6	3.8	13.7	15.5
Other (expense) income:
Interest expense	(3.1)	(3.1)	(9.5)	(8.4)
Equity in loss from unconsolidated joint ventures	(1.6)	(0.1)	(3.6)	(0.2)
Other (expense) income, net	(0.1)	—	(0.4)	0.2
Total other expense, net	(4.8)	(3.2)	(13.5)	(8.4)
Income before income taxes	$1.8	$0.6	$0.2	$7.1

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$6.6	$4.4	66.7%	$5.4	$3.5	64.8%
Multi-family leasing	6.0	3.0	50.0%	5.0	2.5	50.0%
Senior living leasing	1.9	0.5	26.3%	1.9	0.4	21.1%
Total leasing	14.5	7.9	54.5%	12.3	6.4	52.0%
Real estate
Commercial and forestry real estate	7.3	4.1	56.2%	3.1	1.8	58.1%
Timber	0.7	0.5	71.4%	1.0	0.8	80.0%
Total real estate	8.0	4.6	57.5%	4.1	2.6	63.4%
Total	$22.5	$12.5	55.6%	$16.4	$9.0	54.9%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $2.2 million, or 17.9%, during the three months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to new multi-family and commercial property leases, as well as other new leases. Total leasing gross margin during the three months ended September 30, 2024 was 54.5%, as compared to 52.0% during the same period in 2023. The increase in leasing gross margin was primarily due to new leases, as well as new assets being operational throughout the current period.

During the three months ended September 30, 2024, we had three commercial and forestry real estate sales of approximately 25 acres for $7.3 million resulting in a gross profit margin of approximately 56.2%. During the three months ended September 30, 2023, we had five commercial and forestry real estate sales of approximately 29 acres for $3.1 million and land improvement services of less than $0.1 million, together resulting in a gross margin of approximately 58.1%.

Timber revenue decreased $0.3 million, or 30.0%, to $0.7 million during the three months ended September 30, 2024, as compared to $1.0 million during the same period in 2023. The decrease was primarily due to a decrease in tons of wood products sold and prices in the current period. There were 45,000 tons of wood products sold during the three months ended September 30, 2024, as compared to 48,000 tons of wood products sold during the same period in 2023. The average price of wood products sold decreased to $13.35 per ton during the three months ended September 30, 2024, as compared to $17.77 per ton during the same period in 2023. Timber gross margin was 71.4% during the three months ended September 30, 2024, as compared to 80.0% during the same period in 2023. The decrease was primarily due to less tons of wood products sold and lower prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.8 million in depreciation, depletion and amortization expense during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. See Note 9. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in loss from unconsolidated joint ventures was $1.6 million during the three months ended September 30, 2024, as compared to $0.1 million for the same period in 2023. The three months ended September 30, 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$18.3	$11.9	65.0%	$16.0	$9.7	60.6%
Multi-family leasing	17.5	8.7	49.7%	14.0	7.8	55.7%
Senior living leasing	5.8	1.6	27.6%	5.4	1.3	24.1%
Total leasing	41.6	22.2	53.4%	35.4	18.8	53.1%
Real estate
Commercial and forestry real estate	9.4	5.8	61.7%	14.2	8.2	57.7%
Timber	2.9	2.3	79.3%	4.0	3.4	85.0%
Total real estate	12.3	8.1	65.9%	18.2	11.6	63.7%
Total	$53.9	$30.3	56.2%	$53.6	$30.4	56.7%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $6.2 million, or 17.5%, during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase was primarily due to new multi-family and commercial property leases, as well as other new leases. Total leasing gross margin during the nine months ended September 30, 2024 was 53.4%, as compared to 53.1% during the same period in 2023. As of September 30, 2024, we had net rentable square feet of approximately 1,179,000, of which approximately 1,130,000 square feet were under lease. As of September 30, 2023, we had net rentable square feet of approximately 1,082,000, of which approximately 1,036,000 square feet were under lease. As of September 30, 2024, our consolidated entities had 1,235 multi-family and senior living units completed, of which 1,080 were leased, compared to 1,079 multi-family and senior living units completed, of which 960 were leased as of September 30, 2023 (excludes 148 senior living units for the unconsolidated Watersound Fountains Independent Living JV).

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the nine months ended September 30, 2024, we had six commercial and forestry real estate sales of approximately 268 acres for $9.4 million, resulting in a gross margin of approximately 61.7%. During the nine months ended September 30, 2023, we had twenty-one commercial and forestry real estate sales of approximately 212 acres for $13.9 million and land improvement services of $0.3 million, together resulting in a gross margin of approximately 57.7%.

Timber revenue decreased $1.1 million, or 27.5%, to $2.9 million during the nine months ended September 30, 2024, as compared to $4.0 million during the same period in 2023. The decrease was primarily due to a decrease in tons of wood products sold and prices in the current period. There were 186,000 tons of wood products sold during the nine months ended September 30, 2024, as compared to 216,000 tons of wood products sold during the same period in 2023. The average price of wood products sold decreased to $14.21 per ton during the nine months ended September 30, 2024, as compared to $16.62 per ton during the same period in 2023. Timber gross margin was 79.3% during the nine months ended September 30, 2024, as compared to 85.0% during the same period in 2023. The decrease was primarily due to less tons of wood products sold and lower prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $2.1 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $1.1 million in interest expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to completion of projects where interest expense is no longer capitalized and the increase in project financing. See Note 9. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in loss from unconsolidated joint ventures was $3.6 million during the nine months ended September 30, 2024, as compared to $0.2 million for the same period in 2023. The nine months ended September 30, 2024, primarily include pre-opening, lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other (expense) income, net during the nine months ended September 30, 2023, includes $1.1 million of income received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. Other (expense) income, net during the nine months ended September 30, 2023, includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $82.7 million, compared to $86.1 million as of December 31, 2023.

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

During the nine months ended September 30, 2024, we invested a total of $98.7 million for capital expenditures, which includes $51.1 million for our residential segment, $23.4 million for our hospitality segment, $23.2 million for our commercial segment and $1.0 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, new financing arrangements, cash on hand and cash equivalents. As of September 30, 2024, we had a total of $28.7 million, primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures for additional information.

As of September 30, 2024 and December 31, 2023, we had various loans outstanding totaling $448.5 million and $459.2 million, respectively, with maturities from March 2025 through March 2064. As of September 30, 2024, the weighted average effective interest rate of total outstanding debt was 5.1%, of which 66.9% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 16.8 years. As of September 30, 2024, the weighted average rate on our variable rate loans, excluding the swapped portion, based on SOFR was 7.1%. See Note 9. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of September 30, 2024 and December 31, 2023, $40.7 million and $41.5 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 9. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD. As of September 30, 2024 and December 31, 2023, $34.3 million and $34.7 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of September 30, 2024 and December 31, 2023, $19.7 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of SOFR plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 9. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us. As of both September 30, 2024 and December 31, 2023, $5.0 million was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, as amended. As of September 30, 2024 and December 31, 2023, $21.9 million and $22.2 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $11.8 million and $13.0 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%, and matures in March 2025. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million and up to a maximum of $60.0 million through additional earn-out requests. As of September 30, 2024 and December 31, 2023, $51.1 million and $51.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $15.6 million and $15.9 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% - 2% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan, which is guaranteed by us. As of both September 30, 2024 and December 31, 2023, $4.7 million was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of SOFR plus 2.5%, with a floor of 2.9%. The loan is secured by the real property and certain other Security Interests. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, with the project maintaining a certain debt service coverage. See Note 9. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of September 30, 2024 and December 31, 2023, $14.3 million and $14.7 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan, which is guaranteed by us. In August 2024, a wholly-owned subsidiary of ours entered into a modification of the loan that amended the principal amount of the loan to $22.9 million, adjusted the interest rate to SOFR plus 2.5%, with a floor of 3.2%, extended the maturity date by eighteen months and provides for monthly principal and interest payments with a final balloon payment at maturity in March 2026. As of September 30, 2024 and December 31, 2023, $22.9 million and $26.8 million, respectively, was outstanding on the North Bay Landing Loan. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of SOFR plus 2.3%, with a floor of 3.0%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 9. Debt, Net for additional information. In May 2023, we began the process to make available the option to refinance the North Bay Landing Loan by seeking a loan commitment to be insured by HUD.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $27.5 million and $28.0 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $10.4 million and $10.5 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio. See Note 9. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $20.1 million and $20.7 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of September 30, 2024 and December 31, 2023, $43.2 million and $42.4 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of both September 30, 2024 and December 31, 2023, $12.3 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of September 30, 2024 and December 31, 2023, $34.4 million and $35.5 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 4% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD. As of September 30, 2024 and December 31, 2023, $52.1 million and $52.5 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.9 million as of September 30, 2024. Total outstanding CDD debt related to our land holdings was $10.1 million as of September 30, 2024, which was comprised of $8.3 million at the SouthWood community, $1.7 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron community. We pay interest on this total outstanding CDD debt.

As of September 30, 2024, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 18. Commitments and Contingencies for additional information.

In 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both September 30, 2024 and December 31, 2023, there was no principal balance outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and 18. Commitments and Contingencies for additional information.

During the three and nine months ended September 30, 2024 and 2023, we did not repurchase shares of our common stock outstanding. See Note 14. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As of September 30, 2024 and December 31, 2023, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $46.7 million and $40.0 million, respectively, as well as standby letters of credit in the amount of $0.7 million and $0.2 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $9.2 million and $10.0 million as of September 30, 2024 and December 31, 2023, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2024	2023

	In millions
Net cash provided by operating activities	$78.2	$92.3
Net cash used in investing activities	(42.4)	(81.5)
Net cash (used in) provided by financing activities	(34.4)	46.9
Net increase in cash, cash equivalents and restricted cash	1.4	57.7
Cash, cash equivalents and restricted cash at beginning of the period	90.8	45.3
Cash, cash equivalents and restricted cash at end of the period	$92.2	$103.0

Cash Flows from Operating Activities

Cash flows provided by operating activities include net income, adjustments for non-cash items, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including developed and undeveloped land. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, net of distributions, deferred income tax and cost of real estate sold. Net cash provided by operations was $78.2 million during the nine months ended September 30, 2024, as compared to $92.3 million during the same period in 2023. Net income was $54.3 million during the nine months ended September 30, 2024, as compared to $62.0 million during the same period in 2023. The decrease in net cash provided by operating activities was primarily due to the changes in net income, cost of real estate sold, deferred revenue and accounts payable and other liabilities, partially offset by the changes in depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, net of distributions, deferred income tax, expenditures for and acquisition of real estate to be sold and other assets during the period.

Cash Flows from Investing Activities

Cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by proceeds from insurance claims, maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by SPEs. During the nine months ended September 30, 2024, net cash used in investing activities was $42.4 million, which included capital expenditures for operating property and equipment and capital contributions to unconsolidated joint ventures of $1.8 million, partially offset by proceeds from the disposition of assets of $0.1 million, proceeds from insurance claims of $0.2 million, capital distributions from unconsolidated joint ventures of $0.2 million and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2023, net cash used in investing activities was $81.5 million, which included capital expenditures for operating property and equipment, purchases of investments of U.S. Treasury Bills of $37.4 million and capital contributions to unconsolidated joint ventures of $2.3 million, partially offset by maturities of investments of

$69.0 million, capital distributions from unconsolidated joint ventures of $0.2 million and maturities of assets held by SPEs of $0.8 million.

Capital expenditures for operating property and property and equipment were $41.9 million and $111.8 million, during the nine months ended September 30, 2024 and 2023, respectively, which were primarily for our commercial and hospitality segments.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 was $34.4 million, compared to net cash provided by financing activities of $46.9 million during the same period in 2023. Net cash used in financing activities during the nine months ended September 30, 2024, included capital distributions to non-controlling interest of $0.9 million, dividends paid of $22.2 million, principal payments for debt of $12.1 million, principal payments for finance leases of $0.1 million and debt issuance costs of $0.2 million, partially offset by borrowings on debt of $1.1 million. Net cash provided by financing activities during the nine months ended September 30, 2023, included capital contributions from non-controlling interest of $0.7 million and borrowings on debt of $118.3 million, partially offset by capital distributions to non-controlling interest of $2.2 million, dividends paid of $18.7 million, principal payments for debt of $50.1 million, principal payments for finance leases of $0.1 million and debt issuance costs of $1.0 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2024.

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in short-term U.S. Treasury Bills that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of September 30, 2024. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of September 30, 2024, we had variable-rate debt outstanding totaling $189.2 million, of which $40.9 million was swapped to a fixed interest rate. As of September 30, 2024, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 7.1%. Based on the outstanding balance of these loans as of September 30, 2024, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.5 million. See Note 6. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net for additional information.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

THE ST. JOE COMPANY
(Registrant)

Date:	October 23, 2024	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 23, 2024	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)