Form 10-K
period 2024-12-31
ST JOE Co
filed 2025-02-26
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2024, was approximately $2.0 billion.

As of February 24, 2025, there were 58,326,521 shares of common stock, no par value, issued of which 58,326,521 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2024, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K, the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a diversified real estate development, asset management and operating company. As of December 31, 2024, we owned 167,000 acres of land in Northwest Florida, compared to 168,000 acres and 169,000 acres as of December 31, 2023 and 2022, respectively. A portion of our land is within The Bay-Walton Sector Plan (“Sector Plan”), that entitles, or gives legal rights, for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. For additional information regarding our properties, see Item 2. Properties included in this Form 10-K.

Our operations span residential, hospitality, and commercial segments, offering a comprehensive range of real estate activities and lifestyle amenities. In our residential segment, we develop and sell homesites across multiple communities, primarily to homebuilders and on a limited basis to retail customers. Through an unconsolidated joint venture (“JV”) homes are being constructed and sold in the Latitude Margaritaville Watersound community, an approximately 3,500-home active adult residential development. Our hospitality operations include the exclusive Watersound Club, which offers members access to golf courses, a beach club and other recreational amenities. We own, or jointly own, and operate a portfolio of hotels across multiple brands, from luxury boutique properties to branded hotels. Our hospitality segment also includes food and beverage operations, retail outlets, vacation rentals, marinas and other entertainment assets. In our commercial segment we own, or jointly own, develop and lease property for a variety of uses, including multi-family, senior living, self-storage, mixed-use, medical, office, retail, industrial and various other uses. The commercial segment also sells developed and undeveloped land and manages our timber holdings, which includes growing and selling pulpwood, sawtimber and other products. We have investments in unconsolidated JVs that own and operate two hotels, a fuel station and convenience store, a multi-family management business and a golf cart sales and service facility. We continue to expand our portfolio while maintaining our focus on Northwest Florida’s sustained growth and development.

Strategy

St. Joe believes its long-term, owner-oriented capital and management allows us to optimize the value of Northwest Florida real estate by developing residential, hospitality, and commercial projects that meet growing market demand. Our core strategies are to expand our portfolio of income producing commercial properties, develop long-term, scalable residential communities and grow our hospitality offerings. This strategy is designed to provide opportunities to build recurring revenues and enterprise value for the foreseeable future. We may partner with or explore the sale of discrete assets when we and/or others can better deploy resources.

Capital is invested to achieve risk-adjusted rates of return and support future business initiatives that create value. New projects are planned for stand-alone profitably and to benefit other enterprise activities. Investments, which include investments in JVs, are funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. Actual investments may vary from planned capital investments for various reasons. We do not anticipate immediate benefits from investments. We may choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits. We continue to maintain low fixed expenses, low corporate debt and high liquidity for sustainability in all environments.

We distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). In 2024, we paid quarterly cash dividends of $0.12 per share on our common stock in the first and second quarters and $0.14 per share on our common stock in the third and fourth quarters. This represents an increase from 2023, when we paid quarterly cash dividends of $0.10 per share on our common stock in the first and second quarters and $0.12 per share on our common stock in the third and fourth quarters. In 2022, we paid quarterly cash dividends of $0.10 per share throughout the year. In addition, our Board has approved a stock repurchase program (the “Stock Repurchase Program”), pursuant to which we may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During the years ended December 31, 2024 and 2022, we repurchased 70,985 and 576,963 shares of our common stock for an aggregate purchase price of $3.4 million and $20.0 million, respectively, excluding the excise tax on stock repurchases in excess of issuances as a result of the Inflation Reduction Act of 2022 (the “IRA”). During the year ended December 31, 2023, we did not repurchase shares of our common stock. As of December 31, 2024, we had a total authority of $76.7 million available under the program. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K.

Reportable Segments

St. Joe operations are reported in three segments: (1) residential, (2) hospitality and (3) commercial. For financial information about our reportable segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 19. Segment Information included in Item 15 of this Form 10-K.

Investments in Joint Ventures

As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business.

These entities produce meaningful revenue. However, in the case of our unconsolidated JVs, the revenue generated by these entities is not included in our revenue. Instead, investments in JVs in which we are not the primary beneficiary, or a voting interest entity where we do not have a majority voting interest or control, but have significant influence are unconsolidated and accounted for by the equity method. Equity method investments are recorded initially at cost and adjusted subsequently to recognize the investor’s share of earnings, losses and changes in capital of the investee which are included in investment in unconsolidated joint ventures in the accompanying consolidated balance sheets and equity in income from unconsolidated joint ventures in the accompanying consolidated statements of income. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Additionally, we have determined that as of December 31, 2024 and 2023, our unconsolidated JV, LMWS, LLC (the “Latitude Margaritaville Watersound JV”), has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The Latitude Margaritaville Watersound JV did not meet the significant subsidiary test under Rule 1-02(w) of Regulation S-X as of December 31, 2022. The separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 in Item 15 of this Form 10-K.

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

Competition

St. Joe competes with local, regional and national real estate related companies, some of which may have greater financial, marketing, sales and other resources than us. Competition may adversely affect our ability to attract tenants to lease our commercial, multi-family and senior living properties or to attract purchasers of our residential and commercial real estate. In addition to the strong competition we face in our residential and commercial segments, highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities. The principal methods of competition are price and quality. Labor markets in the industries in which we operate are also competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. There can be no assurance we will be able to compete successfully against competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

Regulations

St. Joe operations are subject to federal, state and local government laws and regulations that affect every aspect of our business, including environmental and land use laws relating to, among other things, water, air, solid waste, hazardous substances, zoning, construction permits or entitlements, building codes and the requirements of the Federal Occupational Safety and Health Act and comparable state statutes relating to the health and safety of our employees. Although we believe that we are in material compliance with these requirements, there can be no assurance that we will not incur significant costs, civil and criminal penalties, and liabilities, including those relating to claims for damages to property or natural resources, resulting from our operations. We maintain environmental and safety compliance programs for our facilities and forestry land to monitor compliance with these laws and regulations. Enactment of new laws or regulations, or changes in existing laws or regulations or the interpretation and enforcement of these laws or regulations, might require significant expenditures.

Human Capital Management

At The St. Joe Company, we believe our employees are our greatest asset. We strive to attract, retain and develop the highest quality talent. As of February 24, 2025, we employed 863 full-time employees and 194 part-time and seasonal employees.

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

In addition to competitive wages, we offer our employees and eligible family members a comprehensive and valuable benefits program. Our suite of benefits offered to all full-time employees include group health plans, which include medical, dental, vision, life and disability benefits with Company sharing of premiums for certain coverages. We also offer a 401(k) retirement savings plan with Company match, paid vacation and holidays, jury pay, bereavement leave, an employee referral bonus program, tuition reimbursement program and discounted gym memberships. From time to time, we provide team members with health care screenings and vaccinations on our properties. Our employees also enjoy discounts at our Company-owned properties and amenities, as well as other exclusive discounts and special offers which may include access to preferred seating and tickets to top attractions, theme parks, shows, sporting events, movie tickets, hotels and more.

As well as being a tool for improving our human capital management strategies, we evaluate employee engagement and satisfaction annually. We focus on our employees’ opinions and collect data through various means, including surveys and focus groups. Our executive team reviews feedback from our employees and, based on the response, action plans are developed to focus on areas of opportunity throughout the course of the year. We are pleased to report that our most recent annual engagement results were favorable overall and have shown that our employees are proud to work for the Company.

We were recently certified as a Great Place to Work®, a national program that recognizes employers who create an outstanding employee experience. Notably, 84% of survey respondents expressed favorable feedback regarding the Company and highlighted favorable ratings in key areas such as equity, collaboration and integrity - values that continue to guide our culture. The results of focus groups and The Great Place to Work certification reflects our collective efforts to create an exceptional workplace whereby we continuously improve our human capital strategies and find ways to foster engagement and growth for our team members.

Diversity and Inclusion

We strive to foster a diverse and inclusive environment where each of our team members are valued and respected while working to build a workplace, community and Company that reflects our core values.

As of February 24, 2025, approximately 32% of our workforce identify as racially diverse and approximately 47% of our workforce, including 50% of our executive management team, is comprised of female employees.

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

The acreage we own is located in Northwest Florida and the majority is managed in our forestry operations under our commercial segment. Many of Northwest Florida’s state parks, state forests and wildlife refuges were created in part with St. Joe land.

The guiding principles of our sustainable forest management practices include complying with laws and regulations, developing a long-term sustainable timber harvest plan, and understanding the economic and social impacts on the surrounding region. We take a holistic approach to managing our resources – timber, land, water, soil and wildlife – with the goal of sustainability. We are leading by example and protecting the best of Florida by working closely with environmental agencies, community leaders and leading environmental and conservation organizations. Our sustainable forest management practices take many forms, including eradication of invasive plant species, restoring wetlands, thinning forests, replanting trees and conducting prescribed burns. We carry out prescribed burns annually, which helps restore natural ecosystems, improves wildlife habitats and reduces wildfire hazards. Additionally, we are engaged in the operation of mitigation banks, which pursuant to mitigation plans approved by the applicable state and federal authorities, produce mitigation credits in Bay County, Florida and Walton County, Florida for the purpose of enabling developers to mitigate environmental impacts.

Additional information regarding our sustainability efforts is available in the Stewardship section of our website at https://www.joe.com/stewardship. The content of the Stewardship section of our website is not incorporated by reference into this Annual Report on Form 10-K (“Form 10-K”) or in any other report or document filed with the U.S. Securities and Exchange Commission (“SEC”), unless expressly noted.

Information

St. Joe’s most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”), and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website at www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com. St. Joe will provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Form 10-K.

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

Strategic and Competitive Risks

We may not be able to successfully implement our business strategy. Our business strategy consists of developing our residential real estate and expanding the scope of our hospitality assets and services, our commercial portfolio of income producing properties and our other ventures to build recurring revenues and enhance enterprise value, while always maintaining sufficient enterprise liquidity. Our strategy also includes operating a portion of our business through JVs. Management may fail in assessing risks related to our strategy, profitably maintaining and growing operations and allocating capital. We may also face risks from unidentified issues not discovered in due diligence of operations and investments. Management may fail in estimating and most efficiently allocating cash in excess of operational and strategic investment needs, including to shareholders by dividends and the repurchase of common stock.

Management may also fail to accurately forecast financial results, and, as a result, actual results may vary greatly from management estimates. As of December 31, 2024, we had approximately $1,040.4 million of real estate investments, $66.5 million of investment in unconsolidated joint ventures and $59.1 million of property and equipment, net recorded on our books at depreciated cost basis subject to impairment testing. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition. Existing and planned operations utilize estimates of revenue, costs, profits, growth, and real estate market values.

We face significant competition across our business units. We compete with local, regional and national real estate leasing and development companies and homebuilders, some of which may have greater financial, marketing, sales and other resources than we do. Hospitality operations are subject to significant competition from other hospitality providers and lodging alternatives. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. Competition from real estate leasing and development companies and homebuilders may adversely affect our ability to attract tenants and lease our commercial, multi-family and senior living properties, attract purchasers and sell residential homesites and commercial real estate and attract and retain experienced real estate sales, leasing and development personnel. Labor markets in the industries in which we operate are also competitive, which have led to increased labor costs in recent years. We must attract, train and retain a large number of qualified employees while controlling related labor costs. In addition, we face competition for tenants from other retail shopping centers and commercial facilities, as well as for our multi-family and senior living communities. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services. Demand for our products and services is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, consumer discretionary spending, consumer preferences, inflation, the availability of financing, changes in fiscal monetary policy and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments and assets are located, and, more broadly, the Southeast region of the U.S., which in the past has produced a high percentage of customers for our products. If market conditions experience volatility or worsen, tenant and other customers’ demand may materially decline. For example, over the past several years, we have faced macroeconomic headwinds caused by, among other things, inflation, elevated interest rates, higher insurance costs, supply chain disruptions, financial institution disruptions and geopolitical conflicts, which impacted buyer sentiment. While demand across our segments remained strong despite these challenges, our business was impacted from the aforementioned macroeconomic factors, which have extended homesite and home deliveries in certain residential communities and increased operating costs. Although these delays generally have not resulted in increased cancellation rates, and therefore only impacted the timing of revenue recognition of our homesites, if conditions worsen or demand declines, we could experience cancellations that could adversely impact our business.

Additionally, we and the real estate industry in general may be adversely affected during periods of high inflation, primarily because of higher construction and operating costs.

Our leasing projects are subject to a variety of risks that could impact returns. Our business strategy includes the development and leasing of multi-family and senior living properties, management of commercial properties and commercial assets for sale. These commercial developments may not be as successful as estimated due to leasing related risks, including the risk that we may not be able to lease new properties, obtain lease rates that are consistent with our projections or achieve targeted occupancy levels within expected timeframes as well as the risks generally associated with real estate development. Senior living properties in particular face challenges such as longer lease-up periods, specialized staffing requirements, and the need to establish and maintain a strong reputation in the local market. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to, among other things:

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

We face risks stemming from our strategic partnerships. We currently maintain, and in the future may seek additional strategic partnerships, including the formation of JVs, to develop real estate or to pursue other business activities, capitalize on the potential of our residential, hospitality and commercial opportunities and maximize the value of our assets. Certain of these JVs may be material to our business. For example, for the years ended December 31, 2024 and 2023, our equity in income from the unconsolidated Latitude Margaritaville Watersound JV accounted for over 20% of our pre-tax income. This concentration in a single JV means that any adverse changes affecting this project, whether from market conditions, issues with our joint venture partner, or project-specific challenges, could have a disproportionate impact on our overall financial performance, even if our other operations perform as expected.

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

Our real estate investments are generally illiquid. Real estate and timber holdings are relatively illiquid. It may be difficult for us to sell such assets if the need or desire arises, which may limit our ability to make rapid adjustments to the size and content of our property assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist and therefore can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. As a result, if we are required to liquidate all or a portion of our real estate or timber assets quickly, we may realize significantly less than the value at which we have previously recorded our assets. This impact may also be exacerbated in periods of general economic instability and capital markets volatility.

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

We face risks associated with short-term U.S. Treasury Bills. We hold significant cash balances that are invested in a variety of short-term U.S. Treasury Bills that are intended to preserve principal value and maintain a high degree of liquidity. We have exposure to credit risk associated with our short-term U.S. Treasury Bills and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, increases in delinquency and default rates, changes in prevailing interest rates and other economic factors.

Additionally, we have historically been exposed, and in the future may again be exposed, to credit risk associated with investments – debt securities (“Securities”), which are also subject to such fluctuations. A downgrade of the U.S. government’s credit rating may also decrease the value of any future investments in Securities. The market value of such potential future investments will be subject to change from period-to-period, especially in light of the political landscape, financial institution disruptions and geopolitical conflicts which have caused market volatility. Our Securities have historically included, and in the future may again include, investments in U.S. Treasury Bills classified as investments – debt securities. Credit-related impairment losses can negatively affect earnings. Investments in securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of any future investment, which may result in a loss.

Our investments are supervised and directed by Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC, pursuant to the terms of an Investment Management Agreement, as amended, (the “Investment Management Agreement”). See Note 5. Investments included in Item 15 of this Form 10-K for additional information.

RISKS RELATED TO THE OPERATION OF OUR BUSINESS SEGMENTS

We are exposed to risks associated with commercial and residential real estate development and construction. Real estate development and construction, including homebuilding activities, entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

●	general market conditions;
●	construction delays or cost overruns, which may increase project development costs;
●	labor costs and shortages of skilled labor, particularly as a result of the recent low unemployment rate in the U.S. and Florida especially;

●	supply chain disruptions and material shortages;
●	current or potentially new and rapidly evolving tariffs or quotas;
●	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third-party contractors;
●	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs;
●	an inability to obtain required governmental permits and authorizations;
●	an inability to secure tenants necessary to support commercial, multi-family or senior living projects;
●	compliance with building codes and other local regulations;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
●	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
●	instability in the financial industry may reduce the availability of financing; and
●	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs.

The construction and building industry, similar to many other industries, have experienced, and may continue to experience worldwide supply chain disruptions and cost increases due to a multitude of factors, including inflation, elevated interest rates, higher insurance costs, tariffs, labor shortages and geopolitical conflicts. Materials, parts and labor costs have increased in recent years, sometimes significantly and over a short period of time. In addition, material time delays or increases in construction costs resulting from the aforementioned factors may impact our ability to realize anticipated returns on such projects, impact the timing of revenue recognition, lead to cancellations and otherwise materially adversely affect our business, results of operations, cash flows and financial condition. Nonetheless, should we experience increased cancellations as a result of such macroeconomic factors, our business could be adversely impacted.

Further, with regard to our residential segment, revenues from homesite sales can fluctuate period-to-period due to variations in the mix of sales from different communities, as well as other variations in product mix. Given these fluctuations in product mix, revenues from our residential segment may significantly vary from period to period.

In addition, real estate approvals may be subject to third-party responses. It is not uncommon for delays to occur, which affect the timing of transaction closings and may also impact the terms and conditions of the transaction. Delays related to regulatory approvals may be due to the applicable governmental entity not being open due to the government being shut down or staffed insufficiently due to the government’s budgetary issues. These timing issues may cause our operating results, particularly relating to the impact of our land sales, to vary significantly from quarter-to-quarter and year-to-year.

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and increases in interest rates, may reduce demand for our products. Purchasers of our real estate products may obtain mortgage loans to finance a substantial portion of the purchase price or may need to obtain mortgage loans to finance the construction costs of homes to be built on homesites purchased from us. Homebuilder customers depend on retail purchasers who rely on mortgage financing. Elevated interest rates have increased the cost of owning a home in recent years and any future increases would further affect purchasing power, which may lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. While over the past couple years, elevated interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, to date we have not experienced material declines in customer demand for our homesites. However, in the event financing challenges reduce demand from homebuilders to purchase homesites, then our sales, results of operations, cash flows and financial condition may be negatively affected.

Our residential segment is highly dependent on homebuilders and is subject to the risk of homebuilder concentration. We are highly dependent on homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. As of December 31, 2024, we had 20 different homebuilders within our residential communities. The homebuilder customers that have already committed to purchase homesites from us may decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time, we have financed, and in the future may finance, real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from other sellers. We also rely on a concentrated number of homebuilders for a significant portion of our residential homesite sales. Any of these events may have an adverse effect on our business, results of operations, cash flows and financial condition.

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

Our insurance coverage on our properties may be inadequate or our insurance costs may increase. We maintain insurance on our properties, including property, liability, fire, flood and extended coverage. However, we do not insure our timber assets. Additionally, our insurance for hurricanes has limitations per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk at a reasonable cost. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources may be adversely affected.

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

Alternatively, increases in consumer spending through e-commerce channels may significantly affect our tenants’ ability to generate sales in their stores, which could affect their ability to make payments to us. These economic and market conditions, combined with rising or sustained high levels of inflation and lack of labor availability, may also place a number of our key customers under financial stress, which may adversely affect our occupancy rates and our profitability, which, in turn, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

vacation homes in Northwest Florida. Florida’s population growth may be negatively affected in the future by a variety of factors, including adverse economic conditions, changes in state income tax or federal immigration laws, the occurrence of natural or man-made disasters or the high cost of real estate, insurance and property taxes. If Northwest Florida experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition will likely be materially adversely affected.
●	Hurricanes. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions. We maintain property and business interruption insurance, subject to certain deductibles.
●	Climate Conditions. The occurrence of other natural disasters and climate conditions in Northwest Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat or cold, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. To the extent that such natural disasters and climate conditions occur, our projects could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters and climate conditions can also lead to increased competition for subcontracts, which can delay construction activities even after an event has concluded. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties. The occurrence of natural disasters and the threat of adverse climate changes (or perceived threat from climate change) may also have a long-term negative effect on the attractiveness of Northwest Florida and on our ability to obtain flood or other hazard insurance coverage. Man-made disasters or disruptions, such as oil spills, acts of terrorism, power outages and communications failures may simultaneously disrupt our operations.

We are dependent on third-party service providers for certain services. We rely on various third parties to conduct the day-to-day operations of certain residential, hospitality, multi-family, senior living and other commercial properties. Failure of such third parties to adequately perform their contracted services may negatively impact our ability to retain customers. As a result, any such failure may negatively impact our results of operations, cash flows and financial condition.

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

Risks RELATED to our existing ownership structure

Our largest shareholder controls approximately 35.3% of our common stock, which may limit our minority shareholders’ ability to influence corporate matters. As of December 31, 2024, based on public filings, clients of FCM beneficially owned approximately 35.3% of our common stock. FCM and its client, The Fairholme Fund, a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours. Fairholme Holdings, LLC (“Fairholme”), which wholly owns FCM, is in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board and any potential change in our control. These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

We may be subject to risks from changes in certain governmental policies.

●	Mortgage Rates. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veteran’s Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. Mortgage rates may also be adversely impacted by elevated interest rates. If borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) or if mortgage rates continue to increase generally, it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.
●	Climate Regulation. Potential impacts of climate change have begun to influence governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their interpretation thereof, new enforcement of laws, the identification of new facts or the failure of other parties to perform remediation at our current or former facilities may lead to new or greater liabilities that may materially adversely affect our business, results of operations, cash flows or financial condition.
●	Accounting Standards. Uncertainties posed by various initiatives of accounting standard-setting by the Financial Accounting Standards Board (“FASB”) and the SEC, which create and interpret applicable accounting standards for U.S. companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes and others may have a material impact on how we record and report our financial condition and results of operations. In some cases, we may be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements.

Changes to U.S. tax laws may materially affect us.

●	Income Tax. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations. Changes in the tax laws, or in the interpretation or enforcement of existing tax laws, could increase our state and federal tax rates and subject our business to audits, inquiries and legal challenges from taxing authorities. As a result of changes in tax laws, we may incur additional costs, including taxes and penalties for historical periods, which may have a material and adverse effect on our business, results of operations, cash flows or financial condition.

●	QOZ Program. The Qualified Opportunity Zone program (the “QOZ Program”), in the U.S. provides preferential tax treatment to taxpayers who invest eligible capital gains into qualified opportunity funds (“QOFs”). QOFs are self-certifying entities that invest their capital in economically distressed communities that have been designated as qualified opportunity zones (“QOZs”) by the Internal Revenue Service (“IRS”) and Treasury. We have positioned ourselves to take advantage of the tax benefits offered by the QOZ Program. While the IRS has issued final regulations which address some of the uncertainties under the QOZ Program, because the QOZ Program is relatively new, a number of open questions remain. To the extent the IRS issues additional interpretive guidance that renders ineligible certain categories of projects that are currently expected to qualify, we may be unable to fully realize the benefits of the QOZ Program as anticipated, which may impact our investments.

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

Furthermore, our hospitality operations are highly dependent on a large seasonal workforce. We have historically relied on the J-1 and H-2B visa programs to bring workers to the U.S. to fill seasonal staffing needs and ensure that we have the appropriate workforce in place. If we are unable to obtain sufficient numbers of seasonal workers, through the J-1 and H-2B programs or otherwise, we may not be able to recruit and hire adequate personnel, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages or an inadequate workforce may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks associated with cybersecurity. We are reliant on computers and digital technology, including certain technology systems from third-party vendors which we use to operate our business which are not under our control. We collect digital information on all aspects of operations. Hospitality related businesses, in particular, require the collection and retention of identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted and which may not be fully insured by our cyber risk insurance policy. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.

The integrity and protection of our customer, employee and other company data, is critical to us. We make efforts to maintain the security and integrity of these networks and related systems. We have implemented various measures to manage the risk of a security breach or disruption. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems, or disruptions would not be successful or damaging. Further, the risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments or state-sponsored actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, there has been a spike in cybersecurity attacks as businesses have increased reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. Additionally, to the extent artificial intelligence capabilities improve and are increasingly adopted, they may be used to identify vulnerabilities and craft increasingly sophisticated cybersecurity attacks. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

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

In addition, companies across many industries are facing scrutiny from lawmakers, regulators, investors, customers, employees and other stakeholders related to their environmental, social, and governance (“ESG”) practices, including those related to the environment, climate, diversity and inclusion, human rights and governance transparency. Various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. For example, the SEC has issued final rules that would require expanded disclosures related to climate change. Although these rules are currently stayed pending judicial review, if implemented as proposed, these rules would significantly increase our climate-related disclosure obligations. Additionally, investor advocacy groups, including ESG-focused investor advocacy groups, certain institutional investors, investment funds and other influential investors are also focused on ESG practices. Legal and regulatory requirements, as well as stakeholder expectations, on ESG practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. Further, there is an increasing number of anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. If we fail, or are perceived to be failing, to meet evolving legal and regulatory requirements or the expectations of our stakeholders, we may be subject to enforcement actions, required to pay fines, investors may sell their stock, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all. In 2024, we paid cash dividends of $0.12 per share on our common stock in the first and second quarters and $0.14 per share on our common stock in the third and fourth quarters, and we currently expect to continue to pay quarterly dividends. The declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, and potential growth opportunities, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, market conditions and other factors that our Board deems relevant. Our decisions regarding the allocation of capital among dividends, stock repurchases, development projects, and other uses may not satisfy market expectations or produce the long-term returns we anticipate. Changes in our capital allocation strategy, could adversely affect our stock price and our relationships with investors. Accordingly, there can be no assurance that our dividends or stock repurchases will continue at the same levels, or at all.

We may continue to experience significant volatility in the market price of our common stock. Numerous factors may have a significant effect on the price of our common stock, including low trading volumes and concentrated ownership; announcements of fluctuations in our operating results; other announcements concerning our Company or business, including acquisitions or litigation announcements; changes in market conditions in Northwest Florida, the real estate or real estate development industry or hospitality operations in general; economic and/or political factors unrelated to our performance, such as the impact of the recent elections in the U.S.; comments by public figures or other third parties (including blogs, articles, message boards and social and other media); changes in recommendations or earnings estimates by securities analysts; novel and unforeseen trading strategies adopted by retail investors or other market participants and less volume and reduced shares outstanding due to execution of the Stock Repurchase Program that would reduce our “public float”. The market price of our common stock on the New York Stock Exchange (“NYSE”) has been volatile, which may be unrelated or disproportionate to operating performance. Continued volatility in the market price of our common stock may cause shareholders to lose some or all of their investment in our common stock. Institutional investors might not be interested in owning our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a data security plan designed to provide a documented and formalized information security policy to detect, identify, classify and mitigate cybersecurity and other data security threats. This cybersecurity program is based in-part on, and its effectiveness is measured using, the Payment Card Industry Data Security Standard (“PCI DSS”), the National Institution of Standard and Technology (“NIST”), and the System and Organization Control (“SOC”), all of which are integrated into our overall enterprise risk management program. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes.

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats including such threats associated with our use of any third-party vendors. We also:

●	assess baseline configuration standards to meet the intent and effectiveness for overall safety and security (both logically and physically) of critical system components;
●	track asset inventory for relevant system components;
●	maintain network connection arrangement documents;
●	limit access rights to system components to authorized personnel, with end-users being granted access in accordance with stated access rights;
●	deploy anti-virus solutions on applicable system components, which are enabled for automatic updates and configured for conducting periodic scans as necessary;
●	provision and harden critical system resources;
●	use internal and external vulnerability scanning procedures, along with network layer and anti-hacking tests;
●	facilitate requests for validation of baseline configurations for purposes of regulatory compliance assessments and audits;
●	provide cybersecurity training for employees; and
●	perform Quarterly User Access Reviews (“UAR”).

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. As of the date of this Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Despite our security measures, there can be no assurance that we, or the third-party vendors with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other cybersecurity risks faced by us, see Part 1. Item 1A. Risk Factors.

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

We also have a dedicated team of employees overseeing our data security plan and initiatives, led by our Vice President of Information Systems (who has over thirty years’ experience working in cyber and information security related roles with mid-size as well as large companies), that works directly in consultation with internal and external advisors in connection with these efforts. We engage such external advisors to assist with the evaluation of our technology, security, critical risk areas and related controls to improve our ability to identify and detect, protect against, and recover from, cybersecurity incidents and other evolving threats and to appropriately benchmark against industry practices.

We have developed a procedure by which the Board and management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. Our Incident Response Team, comprised of representatives of different departments within the Company, including the Vice President of Information Systems, works to identify cybersecurity-related incidents, and reports such incidents, along with any pertinent recommendations to update cybersecurity policies and procedures, to our management team. Our management team reports to the Audit

Committee, on a quarterly basis and more frequently as needed on such matters. The Audit Committee and management also provide an annual report to the Board on pertinent cybersecurity matters.

Item 2.     Properties

St. Joe owns 167,000 acres in Northwest Florida. A portion of our land is within the Sector Plan, that entitles, or gives legal rights, for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico. Undeveloped land is managed as forestry land until designated for development. We anticipate a wide range of residential, commercial and hospitality uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets and related encumbrances, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information. In addition to the properties we own, we have investments in unconsolidated JVs that own properties such as the Latitude Margaritaville Watersound JV that includes the Latitude Margaritaville Watersound community.

In our residential segment, we develop communities into homesites for sale to homebuilders and on a limited basis to retail customers. As of December 31, 2024, we had completed homesites and homesites under development, engineering or in conceptual planning in twenty-one separate communities. These include the Watersound Origins, Watersound Origins West, Watersound Camp Creek, Breakfast Point East, Titus Park, Bayside at Ward Creek, Breakwater at Ward Creek, Salt Grass at Ward Creek, College Station, Park Place, Salt Creek at Mexico Beach, WindMark Beach, SouthWood, and other Northwest Florida communities.

In our hospitality segment, we own the Watersound Beach Club; Camp Creek golf course and amenities; Shark’s Tooth golf course and tennis center; Origins golf course; and The Third golf course, which opened in November 2024, as well as other club amenities that are situated in or near our residential communities. We own the WaterColor Inn, The Pearl Hotel, Camp Creek Inn, Hilton Garden Inn Panama City Airport, Homewood Suites by Hilton Panama City Beach, Home2 Suites by Hilton Santa Rosa Beach, and the Watersound Inn, along with nearby retail and commercial space. With our JV partners, we own The Lodge 30A and Embassy Suites by Hilton Panama City Beach Resort. We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. We also own Hotel Indigo Panama City Marina and Harrison’s Kitchen & Bar, both on leased land in downtown Panama City.

In our commercial segment, we own, or jointly own, the properties used in our operations and have properties under construction that will be used in our operations, which include multi-family, senior living, self-storage, retail, office, industrial and commercial property. These commercial properties are located in Beckrich Office Park, where we are headquartered, North Bay Landing, WindMark Beach, VentureCrossings, Watersound Town Center, Watersound West Bay Center, Florida State University (“FSU”)/Tallahassee Memorial Hospital (“TMH”) Medical Campus and other Northwest Florida locations. In addition, with our JV partners we own Pier Park North, Pier Park Crossings, Pier Park Crossings Phase II, Watersound Origins Crossings, Mexico Beach Crossings and Watercrest Senior Living.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 24, 2025, we had approximately 668 registered holders of record of our common stock. Our common stock is listed on the NYSE under the symbol “JOE.”

In 2024, we paid quarterly cash dividends of $0.12 per share on our common stock in the first and second quarters, and $0.14 per share on our common stock in the third and fourth quarters ($0.52 per share in the aggregate). In 2023, we paid quarterly cash dividends of $0.10 per share on our common stock in the first and second quarters, and $0.12 per share on our common stock in the third and fourth quarters ($0.44 per share in the aggregate). During 2022, we paid quarterly cash dividends of $0.10 per share on our common stock throughout the year ($0.40 per share in the aggregate). While we expect to continue to pay quarterly dividends, the declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures to which we may be a party to at the time, legal requirements, industry practice, and other factors that our Board deems relevant. Past payments of dividends should not be construed as a guarantee of payment or declaration of future dividends in the same amount or at all. See Part I. Item 1A. Risk Factors – General Risks – We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period from December 31, 2019 through December 31, 2024, assuming $100 was invested on December 31, 2019, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”). The Custom Real Estate Peer Group is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), Howard Hughes Holdings, Inc. (HHH), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group uses an equal weighting for each of the stocks within the peer group. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
The St. Joe Company	$100	$214.58	$264.93	$198.53	$311.92	$235.06
S&P SmallCap 600 Index	$100	$109.57	$137.26	$113.35	$129.09	$137.90
Custom Real Estate Peer Group	$100	$74.18	$99.63	$80.98	$94.87	$92.58

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. As of December 31, 2024, we had a total authority of $76.7 million available for purchase of shares of our common stock outstanding. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended December 31, 2024:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs	Plans or Programs
In Millions
October 1-31, 2024	—	$—	—	$—
November 1-30, 2024	—	—	—	—
December 1-31, 2024	70,985	47.38	70,985	76.7
Total	70,985	$—	70,985	$76.7	(b)

(a)	Excludes excise tax and commissions paid to brokers. As part of the IRA, a 1% excise tax was imposed on stock repurchases in excess of issuances effective January 1, 2023.
(b)	Excludes the increased total authorization under the Stock Repurchase Program to $100.0 million, approved by the Board in February 2025.

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

Business Overview

St. Joe is a diversified real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may also partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to continue to focus on our core business activity of real estate development, asset management and operations by expanding our portfolio of income producing commercial properties, developing long-term, scalable residential communities and growing our hospitality offerings. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Highlights for the year ended December 31, 2024 compared to the year ended December 31, 2023 include:

●	Total revenue for 2024 increased by 3.5% over 2023 to $402.7 million.
●	Our hospitality revenue reached a single year record of $199.2 million, eclipsing the prior record achieved in 2023 of $152.4 million by 30.7%.

●	Our leasing revenue reached a single year revenue record of $60.3 million, eclipsing the prior record achieved in 2023 of $50.8 million by 18.7%.
●	Our operating income for 2024 increased by 5.4% to $95.6 million, as compared to $90.7 million for 2023.
●	During 2024, we invested $129.4 million in capital expenditures, paid $30.3 million in cash dividends, repurchased $3.4 million of our common stock and repaid a net amount of $17.1 million of debt while increasing the cash and cash equivalents balance as of December 31, 2024, to $88.8 million from $86.1 million at the beginning of the year.

Market Conditions

Throughout 2024, we continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

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

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period, as discussed in more detail below. Further discussion of the potential impacts on our business from the current macroeconomic environment are included in Part I. Item 1A. Risk Factors.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2024	2023	2022
Segment Operating Revenue
Residential	29.1%	40.0%	36.8%
Hospitality	50.3%	39.7%	38.6%
Commercial	19.5%	19.1%	23.5%
Other	1.1%	1.2%	1.1%
Consolidated operating revenue	100.0%	100.0%	100.0%

For more information regarding our reportable segments, see Note 19. Segment Information included in Item 15 of this Form 10-K for additional information.

Residential Segment

Our residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. Our residential segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

The residential segment generates revenue from sales of homesites and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Revenue is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. The residential segment also generates revenue from the sale of tap and impact fee credits, marketing fees and other fees on certain transactions. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. The residential segment incurs cost from direct costs (e.g., development and construction costs), selling costs and other indirect costs.

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

The East Lake Creek, East Lake Powell, Lake Powell, Teachee, West Bay Creek and West Laird communities have phases of homesites in preliminary planning or permitting. Homesites in these communities will be developed based on market demand.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps and SouthWood communities, have additional lands for future development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which will be developed in smaller increments of discrete neighborhoods. As of December 31, 2024, the unconsolidated Latitude Margaritaville Watersound JV has completed 1,663 home sale transactions of the total estimated 3,500 homes planned in the community and had 367 homes under contract, which are expected to result in a sales value of approximately $226.9 million at closing of the homes. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	171	85	105	361
College Station	Bay County, FL	40	55	209	304
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	996	841	—	1,837
Salt Creek at Mexico Beach (b)	Bay County, FL	60	131	154	345
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	42	—	42
Park Place	Bay County, FL	—	196	—	196
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	17	—	260	277
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	168	—	564	732
Bayside at Ward Creek (d)	Bay County, FL	44	330	—	374
Breakwater at Ward Creek (d)	Bay County, FL	161	97	—	258
Salt Grass at Ward Creek (d)	Bay County, FL	217	305	—	522
Watersound Camp Creek (f)	Walton County, FL	53	—	—	53
Watersound Origins (f)	Walton County, FL	153	—	—	153
Watersound Origins West (d)	Walton County, FL	50	493	2,759	3,302
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	189	306	329	824
Total Homesites		2,319	4,276	15,151	21,746
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of December 31, 2024, we had twenty different homebuilders within our residential communities. As of December 31, 2024, we had 1,074 residential homesites under contract, which are expected to result in revenue of approximately $102.0 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of December 31, 2023, we had 1,486 residential homesites under contract, which were expected to result in revenue of approximately $132.5 million, plus residuals. The change in homesites under contract is due to homesite transactions during 2024 and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results. As of December 31, 2024, in addition to the 1,074 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 367 homes under contract, which together with the 1,074 homesites are expected to result in a sales value of approximately $328.9 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The hospitality segment generates revenue from membership sales, golf courses, lodging at our hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), flight services, other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 10. Debt, Net included in Item 15 of this Form 10-K.

Watersound Club provides club members access to our member facilities, which include the Watersound Beach Club, Camp Creek golf course and amenities, Shark’s Tooth golf course and tennis center and The Third golf course, which opened in November 2024. In addition, in June 2024, we opened The Sporting Preserve, a 12-stand sporting clays course. Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Watersound Beach Club located on Scenic Highway 30A with over one mile of Gulf of Mexico frontage, has two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Camp Creek includes an 18-hole golf course, a full club house, health and wellness center, three restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Shark’s Tooth includes an 18-hole golf course, tennis center, a full club house, a pro shop, as well as two food and beverage outlets. The Third includes an 18-hole golf course. Guests of some of our hotels also have access to certain Watersound Club amenities.

Watersound Origins amenities include a resort-style pool, fitness center, pickle ball courts and tennis courts located in the community. Access to these amenities is reserved to Watersound Origins and Watersound Origins West members consisting of the communities’ residents. In addition, an executive golf course located in the community is available to residents and for public play.

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

Our hotel portfolio by property is as follows:

Hotel	Location	Rooms (a)
Camp Creek Inn (b)	Walton County, FL	75
WaterColor Inn (c)	Walton County, FL	67
The Pearl Hotel (d)	Walton County, FL	55
Watersound Inn	Walton County, FL	11
The Lodge 30A (e) (f)	Walton County, FL	85
Home2 Suites by Hilton Santa Rosa Beach (b)	Walton County, FL	107
Embassy Suites by Hilton Panama City Beach Resort (f) (g)	Bay County, FL	255
Hilton Garden Inn Panama City Airport	Bay County, FL	143
Homewood Suites by Hilton Panama City Beach (h)	Bay County, FL	131
Hotel Indigo Panama City Marina (b)	Bay County, FL	124
TownePlace Suites by Marriott Panama City Beach Pier Park (i)	Bay County, FL	124
Residence Inn Panama City Beach Pier Park (j)	Bay County, FL	121
Total rooms		1,298

(a)	Includes hotels currently in operation. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel opened in June 2023.
(c)	Seven additional suites were completed in June 2022.
(d)	We acquired the hotel in December 2022. The hotel was previously owned by a third party, but operated by our hospitality segment.
(e)	The hotel opened in February 2023.
(f)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(g)	The hotel opened in April 2023.
(h)	The hotel opened in March 2022.
(i)	The hotel is operated by our JV partner. Pier Park TPS, LLC, (the “Pier Park TPS JV”) is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(j)	The hotel, which opened in April 2024, is operated by our JV partner. Pier Park RI, LLC, (the “Pier Park RI JV”) is unconsolidated and is accounted for under the equity method of accounting, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to the Watersound Origins and Latitude Margaritaville Watersound residential communities. In conjunction with FSU and TMH, we are in the process of developing an 87-acre medical campus in Panama City Beach, Florida, the first building of which opened in July 2024. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We lease land for various other uses. The commercial segment manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products.

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

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			December 31, 2024			December 31, 2023			December 31, 2022
					Percentage			Percentage			Percentage
					Leased			Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	216	90%	240	226	94%	240	228	95%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	111	93%	120	118	98%	120	115	96%
Watersound Origins Crossings (b)	Walton County, FL	217	217	202	93%	217	193	89%	217	199	92%
North Bay Landing (c)	Bay County, FL	240	240	220	92%	240	222	93%	120	94	78%
Mexico Beach Crossings (b) (d)	Bay County, FL	216	216	151	70%	216	76	35%	—	—	N/A %
Origins Crossings Townhomes (e)	Walton County, FL	64	64	44	69%	64	46	72%	48	33	69%
WindMark Beach (f)	Gulf County, FL	31	31	17	55%	31	12	39%	12	10	83%
Total multi-family units (g)		1,128	1,128	961	85%	1,128	893	79%	757	679	90% %

Senior living communities
Watercrest (b)	Walton County, FL	107	107	103	96%	107	106	99%	107	88	82%
Watersound Fountains (h)	Walton County, FL	148	148	39	26%	—	—	N/A %	—	—	N/A %
Total senior living units		255	255	142	56%	107	106	99%	107	88	82%
Total units		1,383	1,383	1,103	80%	1,235	999	81%	864	767	89%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(c)	Construction was completed in the second quarter of 2023.
(d)	Construction was completed in the fourth quarter of 2023.
(e)	Construction was completed in the first quarter of 2023. In January 2025, the townhomes were platted as individual units, which created the ability to sell them individually.
(f)	Renovation of 19 units for long-term rental use was completed in the second half of 2023. As of December 31, 2022, we were in the process of converting 19 units for long-term rental use, which were not available for lease due to renovation.
(g)	All multi-family communities are managed by our unconsolidated JV, Watersound Management, LLC (the “Watersound Management JV”). The Watersound Management JV is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(h)	The community opened in March 2024. The senior living community is operated by our JV partner. WOSL, LLC, (the “Watersound Fountains Independent Living JV”) is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Our leasing portfolio consists of approximately 1,182,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott (Pier Park TPS JV), a 121-room Residence Inn (Pier Park RI JV), a Busy Bee branded fuel station and convenience store, which includes a Starbucks, (SJBB, LLC, the “Busy Bee JV”) and a golf cart sales and service facility (SJECC, LLC, the “Electric Cart Watersound JV”), all located in Bay County, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		December 31, 2024		December 31, 2023		December 31, 2022
		Net		Net		Net
		Rentable		Rentable		Rentable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	100%	320,310	97%
VentureCrossings	Bay County, FL	303,605	100%	303,605	98%	303,605	96%
Watersound Town Center (b) (c)	Walton County, FL	155,962	86%	137,921	83%	89,662	99%
FSU/TMH Medical Campus (d)	Bay County, FL	78,670	100%	—	N/A %	—	N/A %
Beckrich Office Park (c) (e) (f)	Bay County, FL	78,322	90%	78,322	93%	78,294	99%
Watersound Self-Storage	Walton County, FL	67,694	90%	67,694	92%	67,694	87%
WindMark Beach Town Center (c) (g)	Gulf County, FL	44,748	71%	44,748	71%	44,748	71%
WaterColor Town Center (c) (h)	Walton County, FL	22,199	75%	22,199	100%	22,199	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%	14,800	100%
South Walton Commerce Park (i)	Walton County, FL	11,570	100%	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	87%	10,271	100%	10,271	100%
Other (j)	Bay, Gulf and Walton Counties, FL	37,590	100%	34,224	100%	34,224	100%
		1,182,094	95%	1,082,017	95%	1,033,730	95%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(b)	An additional building was completed in the second quarter of 2024 and construction of additional leasing space was completed in 2023. Includes net rentable square feet of 6,752 within our residential segment. Included in net rentable square feet as of December 31, 2024 and 2023, is 2,137 square feet leased to a consolidated JV. Included in net rentable square feet as of December 31, 2024 and 2023, is 1,200 square feet leased to an unconsolidated JV.
(c)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(d)	A medical office building was completed in the third quarter of 2024.
(e)	We occupy approximately 24,000 square feet as our headquarters, which is excluded from net rentable square feet as of each December 31, 2024, 2023 and 2022.
(f)	Included in net rentable square feet as of December 31, 2024, 2023 and 2022, is 1,500 square feet leased to a consolidated JV.
(g)	Included in net rentable square feet as of December 31, 2024, 2023 and 2022, is 13,808 square feet of unfinished space.
(h)	As of December 31, 2024, a portion of the vacant space is being held as a future office for our new boutique real estate brokerage business.
(i)	Included in net rentable square feet as of December 31, 2022, is 1,364 square feet leased to a consolidated JV.
(j)	Includes various other properties, each with less than 10,000 net rentable square feet.

Our commercial development is currently concentrated in the commercial projects detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		December 31, 2024
	Location	Completed Net Rentable Square Feet	Percentage Leased	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center	Walton County, FL	155,962	86%	—	244,038	400,000
Watersound West Bay Center	Bay County, FL	3,366	100%	—	496,634	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	100%	—	241,330	320,000
		237,998	91%	—	982,002	1,220,000
*	Total square feet are based on current estimates and are subject to change.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2024	2023	2022

	In millions
Revenue:
Real estate revenue	$143.2	$186.0	$115.9
Hospitality revenue	199.2	152.4	97.2
Leasing revenue	60.3	50.8	39.2
Total revenue	402.7	389.2	252.3
Expenses:
Cost of real estate revenue	70.3	88.0	50.8
Cost of hospitality revenue	136.4	122.2	77.5
Cost of leasing revenue	28.8	25.8	17.6
Corporate and other operating expenses	25.2	23.8	22.1
Depreciation, depletion and amortization	46.4	38.7	22.9
Total expenses	307.1	298.5	190.9
Operating income	95.6	90.7	61.4
Other income (expense):
Investment income, net	13.5	13.3	9.9
Interest expense	(33.6)	(30.6)	(18.4)
Gain on contributions to unconsolidated joint ventures	—	0.7	2.7
Equity in income from unconsolidated joint ventures	23.6	22.7	26.0
Other (expense) income, net	(0.7)	3.2	13.0
Total other income, net	2.8	9.3	33.2
Income before income taxes	98.4	100.0	94.6
Income tax expense	(26.0)	(26.0)	(24.4)
Net income	$72.4	$74.0	$70.2

Results of operations in this Form 10-K generally discusses 2024 and 2023 items and comparisons. For a detailed discussion of results of operations and comparisons for 2023 and 2022, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10‑K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	2024	% (a)	2023	% (a)	2022	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$116.8	81.6%	$155.7	83.7%	$92.8	80.1%
Commercial and forestry real estate revenue	18.0	12.6%	21.3	11.5%	13.7	11.8%
Timber revenue	4.2	2.9%	4.9	2.6%	6.7	5.8%
Other revenue	4.2	2.9%	4.1	2.2%	2.7	2.3%
Real estate revenue	$143.2	100.0%	$186.0	100.0%	$115.9	100.0%

Gross profit:
Residential real estate	$54.8	46.9%	$77.8	50.0%	$48.7	52.5%
Commercial and forestry real estate	13.1	72.8%	14.7	69.0%	9.7	70.8%
Timber	3.4	81.0%	4.1	83.7%	5.9	88.1%
Other	1.6	38.1%	1.4	34.1%	0.8	29.6%
Gross profit	$72.9	50.9%	$98.0	52.7%	$65.1	56.2%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2024, residential real estate revenue decreased $38.9 million, or 25.0%, to $116.8 million, as compared to $155.7 million in 2023. During 2024, residential real estate gross profit decreased $23.0 million, to $54.8 million (or gross margin of 46.9%), as compared to $77.8 million, (or gross margin of 50.0%) in 2023. During 2024, we sold 912 homesites, compared to 1,063 homesites and unimproved residential land sales of $0.6 million during 2023. During 2024 and 2023 the average base revenue, excluding homesite residuals, per homesite sold was approximately $108,000 and $107,000, respectively. The current period homesite sales also include the sale of 82 entitled but undeveloped homesites sold within the SouthWood community, compared to 100 in the prior period. The revenue, gross profit and margin for each period was impacted by the volume of sales within each of the communities, the difference in pricing among the communities and the difference in the cost of the homesite development. The number of homesites sold varied in each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During 2024, we had eleven commercial and forestry real estate sales totaling approximately 634 acres for $18.0 million, resulting in a gross profit of $13.1 million (or gross margin of 72.8%). During 2023, we had twenty-eight commercial and forestry real estate sales totaling approximately 474 acres for $21.0 million and land improvement services of $0.3 million, together resulting in a gross profit of $14.7 million (or gross margin of 69.0%).

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

Timber Revenue and Gross Profit. Timber revenue decreased $0.7 million, or 14.3%, to $4.2 million during 2024, as compared to $4.9 million in 2023. The decrease was primarily due to a decrease in prices and tons of wood products sold in the current period. There were 256,000 tons of wood products sold at an average price per ton of $14.56 during 2024, as compared to 259,000 tons of wood products sold at an average price per ton of $16.56, during 2023. Timber gross margin was 81.0% during 2024, compared to 83.7% during 2023. The decrease was primarily due to the lower prices and less tons of wood products sold in the current period.

Other Revenue. Other revenue primarily consists of title insurance business revenue and mitigation bank credit sales.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2024	2023	2022

	Dollars in millions
Hospitality revenue	$199.2	$152.4	$97.2
Gross profit	$62.8	$30.2	$19.7
Gross margin	31.5%	19.8%	20.3%

Hospitality revenue increased $46.8 million, or 30.7% to $199.2 million during 2024, as compared to $152.4 million in 2023. The increase in hospitality revenue was primarily related to the growth in membership dues and membership ancillary spend, new Camp Creek amenities which opened in April 2023, as well as an increase in lodging revenue. The increase in lodging revenue was related to Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; and Home2 Suites by Hilton Santa Rosa Beach, Hotel Indigo Panama City Marina and Camp Creek Inn, which all opened in June 2023. As of December 31, 2024, Watersound Club had 3,476 members, compared with 3,317 members as of December 31, 2023, a net increase of 159 members. As of both December 31, 2024 and 2023, we had 1,053 operational hotel rooms (excluding 245 and 124 hotel rooms related to unconsolidated JVs, respectively). Hospitality had a gross margin of 31.5% during 2024, compared to 19.8% during 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2024	2023	2022

	Dollars in millions
Leasing revenue	$60.3	$50.8	$39.2
Gross profit	$31.5	$25.0	$21.6
Gross margin	52.2%	49.2%	55.1%

Leasing revenue increased $9.5 million, or 18.7%, to $60.3 million during 2024, as compared to $50.8 million in 2023. The increase was primarily due to new multi-family, commercial property and marina leases, as well as other new leases. Leasing gross margin increased to 52.2% during 2024, as compared to 49.2% during 2023, primarily due to new leases, as well as lower operating costs in the current period.

Corporate and Other Operating Expenses

	Year Ended December 31,
	2024	2023	2022

	In millions
Employee costs	$12.7	$10.4	$9.6
Property taxes and insurance	5.5	6.4	5.5
Professional fees	3.6	4.0	3.7
Marketing and owner association costs	1.0	1.0	1.1
Occupancy, repairs and maintenance	0.6	0.4	0.7
Other miscellaneous	1.8	1.6	1.5
Total corporate and other operating expenses	$25.2	$23.8	$22.1

Corporate and other operating expenses increased $1.4 million to $25.2 million during 2024, as compared to $23.8 million in 2023. The increase was primarily due to employee costs related to bonuses and restricted stock awards, partially offset by a decrease in property taxes due to timing of residential homesite completions. See Note 15. Stockholders’ Equity and Note 16. Stock Based Compensation included in Item 15 of this Form 10-K for additional information related to the issuance of common stock for employee compensation.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $7.7 million during 2024, as compared to 2023, primarily due to new hospitality and commercial assets placed in service. Depreciation is a non-cash, generally accepted accounting principles (“GAAP”) expense which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred. See Note 2. Significant Accounting Policies included in Item 15 of this Form 10-K for additional information.

Investment Income, Net

Investment income, net primarily includes (i) interest and dividends earned and accretion of the net discount (ii) interest income earned on the time deposit held by a special purpose entity and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Year Ended December 31,
	2024	2023	2022

	In millions
Interest, dividend and accretion income	$3.3	$2.9	$0.8
Interest income from investments in special purpose entities	8.0	8.0	8.0
Interest earned on notes receivable and other interest	2.2	2.4	1.1
Total investment income, net	$13.5	$13.3	$9.9

Investment income, net during the years ended December 31, 2024 and 2023 were comparable.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC (“Senior Notes”), Community Development District (“CDD”) debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Year Ended December 31,
	2024	2023	2022

	In millions
Interest incurred for project financing and other interest expense	$24.7	$21.8	$9.6
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	8.9	8.8	8.8
Total interest expense	$33.6	$30.6	$18.4

Interest expense increased $3.0 million, or 9.8%, to $33.6 million in 2024, as compared to $30.6 million in 2023, primarily due to completion of projects where interest expense is no longer capitalized and the increase in project financing throughout 2023. See Note 10. Debt, Net and Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures includes gain on land, impact fees and additional infrastructure improvements contributed to our unconsolidated JVs as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2024	2023	2022

	In millions
Latitude Margaritaville Watersound JV (a)	$—	$0.7	$0.9
Pier Park RI JV (b)	—	—	1.4
Electric Cart Watersound JV (c)	—	—	0.4
Gain on Contributions to Unconsolidated Joint Ventures	$—	$0.7	$2.7
(a)	Includes a gain on additional infrastructure improvements contributed in each of 2023 and 2022.
(b)	Includes a gain on land and impact fees contributed.
(c)	Includes a gain of on land contributed.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2024	2023	2022

	In millions
Latitude Margaritaville Watersound JV (a)	$29.3	$23.6	$3.9
Sea Sound JV (b)	—	—	21.7
Watersound Fountains Independent Living JV (c)	(4.4)	(0.7)	(0.2)
Pier Park TPS JV	(0.5)	(0.4)	—
Pier Park RI JV (d)	(0.9)	—	—
Busy Bee JV (e)	0.1	—	0.5
Electric Cart Watersound JV (f)	(0.1)	0.1	—
Watersound Management JV	0.1	0.1	0.1
Total equity in income from unconsolidated joint ventures	$23.6	$22.7	$26.0
(a)	During 2024, 2023 and 2022, the Latitude Margaritaville Watersound JV completed 659, 641 and 316 home sale transactions, respectively.
(b)	In 2022, FDSJ Eventide, LLC (the “Sea Sound JV”) sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022, includes our proportionate share of the gain on sale of $21.7 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.
(c)	The community opened in March 2024 and is currently under lease-up. Activity in the current period includes pre-opening, lease-up, depreciation and interest expenses for the project.
(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other (Expense) Income, Net

Other (expense) income, net primarily includes income from our retained interest investments, gain on insurance recoveries and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2024	2023	2022

	In millions
Accretion income from retained interest investments	$—	$2.6	$1.7
Gain on insurance recoveries	—	—	9.8
Miscellaneous (expense) income, net	(0.7)	0.6	1.5
Other (expense) income, net	$(0.7)	$3.2	$13.0

Other (expense) income, net decreased $3.9 million to other expense, net of $0.7 million during 2024, as compared to other income, net of $3.2 million in 2023. Accretion income from retained interest investments includes accretion of investment income over the life of the retained interest using the effective yield method, prior to optional prepayment, in full, of the installment notes in August 2023.

Miscellaneous (expense) income, net during 2024, includes a $0.6 million net loss on disposal of assets. Miscellaneous (expense) income, net during 2023, includes $1.1 million of income received from the Florida Division of Emergency Management’s Florida Timber Recovery Block Grant Program (“TRBG”) for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael in 2018. Miscellaneous (expense) income, net during 2023 also includes a $0.4 million gain on retained interest investment. Miscellaneous (expense) income, net during 2023 includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael. See Note 18. Other Income, Net included in Item 15 of this Form 10-K for additional information.

Income Tax Expense

Income tax expense was $26.0 million in each of 2024 and 2023. Our effective tax rate was 26.4% in 2024, as compared to 25.1% in 2023.

Our effective rate for 2024 and 2023, differed from the federal statutory rate of 21.0% primarily due to state income taxes and other permanent differences. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Year Ended December 31,
	2024	2023	2022

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$107.2	$145.6	$85.1
Other revenue	9.6	10.1	7.7
Total real estate revenue	116.8	155.7	92.8
Leasing revenue	0.2	0.1	0.1
Total revenue	117.0	155.8	92.9
Expenses:
Cost of real estate and other revenue	62.0	77.9	44.1
Cost of leasing revenue	0.1	—	—
Other operating expenses	4.7	4.5	3.9
Depreciation, depletion and amortization	0.2	0.2	0.2
Total expenses	67.0	82.6	48.2
Operating income	50.0	73.2	44.7
Other income (expense):
Investment income, net	1.6	1.7	1.1
Interest expense	(0.4)	(0.4)	(0.5)
Gain on contributions to unconsolidated joint ventures	—	0.7	0.9
Equity in income from unconsolidated joint ventures	29.3	23.6	3.9
Other income (expense), net	0.2	0.2	(0.5)
Total other income, net	30.7	25.8	4.9
Income before income taxes	$80.7	$99.0	$49.6

The following tables set forth our consolidated residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2024
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	912	$107.2	$56.8	$50.4	47.0%
Total consolidated	912	$107.2	$56.8	$50.4	47.0%

Unconsolidated
Homes (b)	659
Total consolidated and unconsolidated	1,571
(a)	Includes 82 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2023
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	1,063	$145.0	$73.5	$71.5	49.3%
Land sale	N/A	0.6	0.1	0.5	83.3%
Total consolidated	1,063	$145.6	$73.6	$72.0	49.5%

Unconsolidated
Homes (b)	641
Total consolidated and unconsolidated	1,704
(a)	Includes 100 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2022
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	752	$84.0	$41.0	$43.0	51.2%
Land sale	N/A	1.1	—	1.1	100.0%
Total consolidated	752	$85.1	$41.0	$44.1	51.8%
Unconsolidated
Homes (b)	316
Total consolidated and unconsolidated	1,068
(a)	Includes 42 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for under the equity method of accounting. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales decreased $37.8 million, or 26.1%, during 2024, as compared to 2023, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During 2024 and 2023, the average base revenue, excluding homesite residuals, per homesite sold was approximately $108,000 and $107,000, respectively. The current period homesite sales also include the sale of 82 entitled but undeveloped homesites sold within the SouthWood community, compared to 100 in the prior period. Revenue includes estimated homesite residuals of $3.6 million and $24.0 million, during 2024 and 2023, respectively. The decrease in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin decreased to 47.0% during 2024, as compared to 49.3% during 2023, primarily due to the cost, mix and number of homesites sold from different communities during each period. Gross margin may vary each period depending on the location of homesite sales.

Land sales. During 2024, we did not have any unimproved residential land sales. During 2023, we had unimproved residential land sales for $0.6 million, resulting in a gross margin of approximately 83.3%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $2.5 million and $5.0 million during 2024 and 2023, respectively. The decrease in estimated fees related to homebuilder homesite sales was due to the mix and number of homesites sold in specific communities during each period.

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

Gain on contributions to unconsolidated joint ventures during 2024 and 2023, includes a gain of less than $0.1 million and $0.7 million, respectively, on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for by the equity method. Equity in income from unconsolidated joint ventures increased $5.7 million during 2024, compared to 2023. The increase was due to a higher average margin per home sold and the increased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 659 home sale transactions during 2024, compared to 641 home sale transactions during 2023. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Year Ended December 31,
	2024	2023	2022

	In millions
Revenue:
Hospitality revenue	$199.2	$152.4	$96.7
Leasing revenue	3.5	2.1	0.5
Total revenue	202.7	154.5	97.2
Expenses:
Cost of hospitality revenue	136.4	122.2	76.9
Cost of leasing revenue	2.5	2.6	0.9
Other operating expenses	1.5	1.8	1.2
Depreciation, depletion and amortization	27.0	22.1	9.4
Total expenses	167.4	148.7	88.4
Operating income	35.3	5.8	8.8
Other (expense) income:
Investment income, net	0.2	0.3	—
Interest expense	(11.8)	(9.6)	(1.7)
Other (expense) income, net	(0.3)	(0.1)	1.8
Total other (expense) income, net	(11.9)	(9.4)	0.1
Income (loss) before income taxes	$23.4	$(3.6)	$8.9

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$80.8	$36.0	44.6%	$54.0	$15.5	28.7%	$40.7	$12.4	30.5%
Hotels	105.7	24.8	23.5%	86.4	12.4	14.4%	46.0	7.3	15.9%
Other	12.7	2.0	15.7%	12.0	2.3	19.2%	10.0	0.1	1.0%
Total	$199.2	$62.8	31.5%	$152.4	$30.2	19.8%	$96.7	$19.8	20.5%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue from our clubs increased $26.8 million, or 49.6%, during 2024, as compared to 2023. The increase in revenue in the current period was due to growth in membership dues and membership ancillary spend, as well as the new Camp Creek amenities which opened in April 2023 and Camp Creek Inn which opened in June 2023. As of December 31, 2024, Watersound Club had 3,476 members, compared with 3,317 members as of December 31, 2023, a net increase of 159 members. Our clubs gross margin was 44.6% during 2024, compared to 28.7% during 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

Revenue from our hotel operations increased $19.3 million, or 22.3%, during 2024, as compared to 2023. The increase was primarily due to an increase in lodging revenue from Embassy Suites by Hilton Panama City Beach Resort, which opened in April 2023; The Lodge 30A, which opened in February 2023; Home2 Suites by Hilton Santa Rosa Beach and Hotel Indigo Panama City Marina, which both opened in June 2023. Our hotels had a gross margin of 23.5% during 2024, as compared to 14.4% during 2023. The increase in gross margin was primarily due to new assets being operational throughout the current period.

As of both December 31, 2024 and 2023, we had 1,053 operational hotel rooms (excluding 245 and 124 hotel rooms related to unconsolidated JVs, respectively).

Revenue from other hospitality operations increased $0.7 million, or 5.8%, during 2024, as compared to 2023. The increase was primarily due to increased occupancy and special events at our Point South Marina Bay Point and Point South Marina Port St. Joe. Our other hospitality operations had a gross margin of 15.7% during 2024, compared to 19.2% during 2023. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rentals, as well as leases of other hospitality assets. Leasing revenue increased $1.4 million, or 66.7%, during 2024, as compared to 2023, primarily due to increased occupancy at our marinas and other hospitality assets.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $4.9 million in depreciation, depletion and amortization expense during 2024, as compared to 2023, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The increase of $2.2 million in interest expense during 2024, as compared to 2023, was primarily due to completion of projects where interest expense is no longer capitalized and the increase in project financing throughout 2023. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net for 2024, primarily includes net loss on disposal of assets.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Year Ended December 31,
	2024	2023	2022

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$25.3	$21.5	$19.6
Multi-family leasing revenue	23.3	19.4	14.2
Senior living leasing revenue	7.8	7.3	4.7
Total leasing revenue	56.4	48.2	38.5
Real estate revenue
Commercial and forestry real estate revenue	18.0	21.3	13.7
Timber revenue	4.2	4.9	6.7
Total real estate revenue	22.2	26.2	20.4
Hospitality revenue	—	—	0.5
Total revenue	78.6	74.4	59.4
Expenses:
Cost of leasing revenue	25.9	22.9	16.4
Cost of real estate revenue	5.7	7.4	4.8
Cost of hospitality revenue	—	—	0.6
Other operating expenses	3.8	4.3	4.2
Depreciation, depletion and amortization	18.8	16.1	13.0
Total expenses	54.2	50.7	39.0
Operating income	24.4	23.7	20.4
Other (expense) income:
Interest expense	(12.5)	(11.7)	(7.3)
Gain on contributions to unconsolidated joint ventures	—	—	1.8
Equity in (loss) income from unconsolidated joint ventures	(5.7)	(0.9)	22.1
Other (expense) income, net	(0.6)	0.1	(0.7)
Total other (expense) income, net	(18.8)	(12.5)	15.9
Income before income taxes	$5.6	$11.2	$36.3

The following table sets forth details of our commercial segment consolidated revenue and gross profit (deficit):

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
		Gross	Gross		Gross	Gross		Profit	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	(Deficit)	Margin

	Dollars in millions
Leasing
Commercial leasing	$25.3	$16.7	66.0%	$21.5	$13.2	61.4%	$19.6	$12.7	64.8%
Multi-family leasing	23.3	11.5	49.4%	19.4	10.3	53.1%	14.2	8.8	62.0%
Senior living leasing	7.8	2.3	29.5%	7.3	1.8	24.7%	4.7	0.6	12.8%
Total leasing	56.4	30.5	54.1%	48.2	25.3	52.5%	38.5	22.1	57.4%
Real estate
Commercial and forestry real estate	18.0	13.1	72.8%	21.3	14.7	69.0%	13.7	9.7	70.8%
Timber	4.2	3.4	81.0%	4.9	4.1	83.7%	6.7	5.9	88.1%
Total real estate	22.2	16.5	74.3%	26.2	18.8	71.8%	20.4	15.6	76.5%
Hospitality	—	—	N/A %	—	—	N/A %	0.5	(0.1)	(20.0)%
Total	$78.6	$47.0	59.8%	$74.4	$44.1	59.3%	$59.4	$37.6	63.3%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $8.2 million, or 17.0% during 2024, as compared to 2023. The increase was primarily due to new multi-family and commercial property leases, as well as other new leases. Total leasing gross margin during 2024 increased to 54.1%, as compared to 52.5% during 2023. The increase in leasing gross margin was primarily due to new leases, as well as lower operating costs in the current period. As of December 31, 2024, we had net rentable square feet of approximately 1,182,000, of which approximately 1,126,000 square feet were under lease. As of December 31, 2023, we had net rentable square feet of approximately 1,082,000, of which approximately 1,029,000 square feet were under lease. As of December 31, 2024, our consolidated entities had 1,235 multi-family and senior living units completed, of which 1,064 were leased (excludes 148 senior living units related to the unconsolidated Watersound Fountains Independent Living JV), compared to 1,235 multi-family and senior living units completed, of which 999 were leased as of December 31, 2023.

Commercial and forestry real estate revenue related to sales for the three years ended December 31, 2024 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2024	11	634	$28,391	$18.0	$13.1
2023	28	474	$44,304	$21.0	$14.5
2022	29	283	$44,876	$12.7	$9.3

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During 2024, we had eleven commercial and forestry real estate sales of approximately 634 acres for $18.0 million, resulting in a gross margin of approximately 72.8%. During 2023, we had twenty-eight commercial and forestry real estate sales of approximately 474 acres for $21.0 million and land improvement services of $0.3 million, together resulting in a gross margin of approximately 69.0%.

Timber revenue decreased by $0.7 million, or 14.3%, to $4.2 million during 2024, as compared to $4.9 million in 2023. The decrease was primarily due to a decrease in prices and tons of wood products sold in the current period. There were 256,000 tons of wood products sold during 2024, as compared to 259,000 tons of wood products sold during 2023. The average price of wood product sold decreased to $14.56 per ton during 2024, as compared to $16.56 per ton during 2023. Timber gross margin was 81.0% during 2024, as compared to 83.7% during 2023. The decrease was primarily due to the lower prices and less tons of wood products sold in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $2.7 million in depreciation, depletion and amortization expense during 2024, as compared to 2023, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The increase of $0.8 million in interest expense during 2024, as compared to 2023, was primarily due to completion of projects where interest expense is no longer capitalized and the increase in project financing throughout 2023. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Equity in (loss) income from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in loss from unconsolidated joint ventures was $5.7 million during 2024, as compared to $0.9 million in 2023. Equity in loss from unconsolidated joint ventures during 2024 primarily includes pre-opening, lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened in March 2024 and is currently under lease-up. In 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in (loss) income during 2022 included $21.7 million related to our proportionate share of the gain on sale. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net during 2023, includes $1.1 million of income received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael. Other (expense) income, net during 2023, includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $88.8 million, compared to cash and cash equivalents of $86.1 million as of December 31, 2023. Although we do not currently hold any Securities, we did hold Securities as of December 31, 2022. See Note 5. Investments included in Item 15 of this Form 10-K for additional information regarding our previous investments.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months. See Part I. Item 1A. Risk Factors.

During 2024, we invested a total of $129.4 million in capital expenditures, which includes $68.1 million for our residential segment, $28.0 million for our hospitality segment, $30.6 million for our commercial segment and $2.7 million for corporate expenditures. The $129.4 million in capital expenditures included $121.8 million for new operating assets or for residential development and $7.6 million for sustaining capital on existing operating properties. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of December 31, 2024, we had a total of $37.7 million primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

As of December 31, 2024 and 2023, we had various loans outstanding totaling $442.7 million and $459.2 million, respectively, with maturities from March 2025 through March 2064. As of December 31, 2024, the weighted average effective interest rate of total outstanding debt was 4.9%, of which 67.5% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 16.7 years. As of December 31, 2024, the weighted average rate on our variable rate loans, excluding the swapped portion, was 6.5%. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

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

In 2015, the Pier Park North JV (the “Pier Park North JV”) entered into a $48.2 million loan (the “PPN JV Loan”). As of December 31, 2024 and 2023, $40.4 million and $41.5 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. We have begun the process to refinance the PPN JV Loan.

In 2018, Pier Park Crossings LLC (the “Pier Park Crossings JV”) entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”) (the “PPC JV Loan”). As of December 31, 2024 and 2023, $34.2 million and $34.7 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, SJWCSL, LLC (the “Watercrest JV”) entered into a $22.5 million loan (the “Watercrest JV Loan”). As of December 31, 2024 and 2023, $19.6 million and $20.1 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of the Secured Overnight Financing Rate (“SOFR”) plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us (the “Beckrich Building III Loan”). As of both December 31, 2024 and 2023, $5.0 million was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, Pier Park Crossings Phase II LLC (the “Pier Park Crossings Phase II JV”) entered into a $22.9 million loan, insured by HUD, as amended (the “PPC II JV Loan”). As of December 31, 2024 and 2023, $21.8 million and $22.2 million, respectively, was outstanding on the PPC II JV Loan. The loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us (the “Airport Hotel Loan”). As of December 31, 2024 and 2023, $11.7 million and $13.0 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%, and matures in March 2025. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. We are in the process of extending the maturity date of the current loan to February 2030.

In 2020, Pier Park Resort Hotel, LLC (the “Pier Park Resort Hotel JV”) entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2024 and 2023, $50.9 million and $51.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us (the “Breakfast Point Hotel Loan”). As of December 31, 2024 and 2023, $15.5 million and $15.9 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $5.8 million loan, which is guaranteed by us (the “Self-Storage Facility Loan”). As of December 31, 2024 and 2023, $3.4 million and $4.7 million, respectively, was outstanding on the Self-Storage Facility Loan. The loan matures in November 2025 and bears interest at a rate of SOFR plus 2.5%, with a floor of 2.9%. The loan is secured by the real property and certain other Security Interests. Our liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, with the project maintaining a certain debt service coverage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, 30A Greenway Hotel, LLC (“The Lodge 30A JV”) entered into a $15.0 million loan (the “Lodge 30A JV Loan”). As of December 31, 2024 and 2023, $14.1 million and $14.7 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and will be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $26.8 million loan, which is guaranteed by us (the “North Bay Landing Loan”). In August 2024, a wholly-owned subsidiary of ours entered into a modification of the loan that amended the principal amount of the loan to $22.9 million, adjusted the interest rate to SOFR plus 2.5%, with a floor of 3.2%, extended the maturity date by eighteen months and provides for monthly principal and interest payments with a final balloon payment at maturity in March 2026. As of December 31, 2024 and 2023, $22.7 million and $26.8 million, respectively, was outstanding on the North Bay Landing Loan. Upon reaching a certain debt service coverage ratio, the loan will bear interest at a rate of SOFR plus 2.3%, with a floor of 3.0%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information. In January 2025, we signed a commitment letter to secure HUD insured refinancing of the North Bay Landing Loan.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us (the “Watersound Camp Creek Loan”). As of December 31, 2024 and 2023, $27.4 million and $28.0 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us (the “Watersound Town Center Grocery Loan”). As of December 31, 2024 and 2023, $8.1 million and $10.5 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us (the “Hotel Indigo Loan”). As of December 31, 2024 and 2023, $19.9 million and $20.7 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In January 2022, Mexico Beach Crossings, LLC (the “Mexico Beach Crossings JV”) entered into a $43.5 million loan, insured by HUD (the “Mexico Beach Crossings JV Loan”). As of December 31, 2024 and 2023, $43.1 million and $42.4 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In July 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us (the “Topsail Hotel Loan”). As of both December 31, 2024 and 2023, $12.3 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In December 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us (“The Pearl Hotel Loan”). As of December 31, 2024 and 2023, $34.0 million and $35.5 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 3% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2023, Origins Crossings, LLC (the “Watersound Origins Crossings JV”) refinanced into a $52.9 million loan, insured by HUD (the “Watersound Origins Crossings JV Loan”). As of December 31, 2024 and 2023, $52.0 million and $52.5 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. During 2023, we incurred $0.9 million of additional loan cost due to the refinance. As a result of the refinance, 2023 includes a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income. See Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $3.2 million as of December 31, 2024. Total outstanding CDD debt related to our land holdings was $9.6 million as of December 31, 2024, which is comprised of $7.8 million at the SouthWood community, $1.7 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of December 31, 2024, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

In 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower (the “Latitude JV Note”). As of both December 31, 2024 and 2023, there was no principal balance outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

During the year ended December 31, 2024, we repurchased 70,985 shares of our common stock outstanding at an average purchase price of $47.38, per share, for an aggregate purchase price of $3.4 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the year ended December 31, 2023, we did not repurchase shares of our common stock outstanding. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 15. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding the Stock Repurchase Program and treasury stock retirement during 2024.

As part of a certain sale of forestry land in 2014, we generated significant tax gains. The installment note’s structure allowed us to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. We have a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to us, which can be used to pay a portion of the tax liability. See Note 6. Financial Instruments and Fair Value Measurements and Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

As of December 31, 2024 and 2023, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $53.1 million and $40.0 million, respectively, as well as standby letters of credit in the amount of $0.7 million and $0.2 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $6.4 million and $10.0 million as of December 31, 2024 and 2023, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2024	2023	2022

	In millions
Net cash provided by operating activities	$108.0	$103.8	$48.2
Net cash used in investing activities	(50.4)	(99.1)	(189.8)
Net cash (used in) provided by financing activities	(52.1)	40.8	112.5
Net increase (decrease) in cash, cash equivalents and restricted cash	5.5	45.5	(29.1)
Cash, cash equivalents and restricted cash at beginning of the year	90.8	45.3	74.4
Cash, cash equivalents and restricted cash at end of the year	$96.3	$90.8	$45.3

Cash Flows from Operating Activities

Net cash flows provided by operating activities includes net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including developed and undeveloped land. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $108.0 million in 2024, as compared to $103.8 million in 2023. During 2024 net income was $72.4 million, compared to $74.1 million in 2023. The increase in net cash provided by operating activities was primarily due to the changes in depreciation, depletion and amortization, distribution of earnings from unconsolidated joint ventures, deferred income tax and other assets, partially offset by the changes in cost of real estate sold, deferred revenue and accounts payable and other liabilities during the year.

Cash Flows from Investing Activities

Net cash flows used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations, purchases of investments and capital contributions to unconsolidated joint ventures, partially offset by maturities of investments, capital distributions from unconsolidated joint ventures and maturities of assets held by special purpose entities. During 2024, net cash used in investing activities was $50.4 million, which included capital expenditures for operating property and property and equipment of $49.9 million and capital contributions to unconsolidated joint ventures of $1.7 million, partially offset by proceeds from insurance claims of $0.2 million, capital distributions from unconsolidated joint ventures of $0.2 million and maturities of assets held by special purpose entities of $0.8 million. During 2023, net cash used in investing activities was $99.1 million, which included capital expenditures for operating property and property and equipment of $139.9 million, purchases of investments of U.S. Treasury Bills of $37.4 million and capital contributions to unconsolidated joint ventures of $2.3 million, partially offset by maturities of investments of $79.0 million, capital distributions from unconsolidated joint ventures of $0.7 million and maturities of assets held by special purpose entities of $0.8 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $52.1 million for 2024, compared to net cash provided by financing activities of $40.8 million in 2023. Net cash used in financing activities during 2024 included capital distributions to non-controlling interest of $1.0 million, repurchase of common stock of $3.4 million, dividends paid of $30.3 million, principal payments for debt of $18.2 million, principal payments for finance leases of $0.2 million and debt issuance costs of $0.1 million, partially offset by borrowings on debt of $1.1 million. Net cash provided by financing activities during 2023 included capital contributions from non-controlling interest of $1.4 million and borrowings on debt of $121.8 million, partially offset by capital distributions to non-controlling interest of $2.2 million, dividends paid of $25.7 million, principal payments for debt of $53.5 million, principal payments for finance leases of $0.1 million and debt issuance costs of $0.9 million.

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

Investment in Real Estate, Net and Cost of Real Estate Revenue. Costs associated with a specific real estate project are capitalized during the development period. These development costs include land and common development costs (such as structures, roads, utilities and amenities). We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, interest (up to total interest expense) and real estate taxes, may also be capitalized.

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

Long-Lived Assets. Long-lived assets include our investments in land holdings, operating and development properties, property and equipment and investment in unconsolidated JV’s. We evaluate our investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of our investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

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

As of December 31, 2024 and 2023, we had $9.1 million and $11.0 million, respectively, of federal net operating loss carryforwards (“NOLs”). The federal NOLs are specific to our QOF entity and do not expire. As of December 31, 2024 and 2023, we had state net NOLs of $4.0 million and $12.9 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2044 and will begin expiring in 2040. As of December 31, 2023, we had a valuation allowance of $0.3 million against approximately $7.2 million of certain state NOLs. During 2024, we utilized these NOLs and released the valuation allowance. As of December 31, 2024 and 2023, we had income tax payable of $1.8 million and $9.2 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets. See Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information.

Recently Adopted Accounting Pronouncements

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement (“ASU 2023-05”) that requires a JV to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. We adopted this guidance as of

December 31, 2024, and will apply the guidance prospectively for all JVs with a formation date on or after January 1, 2025. The adoption of this guidance had no impact on our financial condition, results of operations, cash flows and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”) that requires an entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. This guidance also requires that an entity disclose an amount and description of other segment items, provide all annual disclosures currently required by Topic 280 in interim periods and disclose the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. We adopted the guidance as of December 31, 2024, and applied the guidance retrospectively to all prior periods presented. The adoption of the guidance impacted segment related disclosures, see Note 19. Segment Information included in Item 15 of this Form 10-K for additional information. The adoption of this guidance did not have an impact on our financial condition, results of operations and cash flows.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”) that increases transparency about income tax information by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. We adopted the guidance as of December 31, 2024, and applied the guidance retrospectively to all prior periods presented. The adoption of the guidance primarily impacted income tax related disclosures, see Note 13. Income Taxes included in Item 15 of this Form 10-K for additional information. The adoption of this guidance did not have an impact on our financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations, cash flows and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of December 31, 2024. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of December 31, 2024, we had variable-rate debt outstanding totaling $184.6 million, of which $40.7 million was swapped to a fixed interest rate. As of December 31, 2024, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 6.5%. Based on the outstanding balance of these loans as of December 31, 2024, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.4 million. See Note 6. Financial Instruments and Fair Value Measurements and Note 10. Debt, Net included in Item 15 of this Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Report of Independent Registered Public Accounting Firm are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Jacksonville, Florida

February 26, 2025

Item 9B.    Other Information

During the fourth quarter of 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

Item 11.    Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

Item 14.    Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed on or before April 30, 2025.

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

The financial statements of the Company’s unconsolidated JV, LMWS, LLC, required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this report.

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

19.1**	Insider Trading Policy

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

23.2**	Consent of independent auditors regarding opinion in Exhibit 99.1.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

97	Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

99.1**	Financial Statements of LMWS, LLC as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022.

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 26, 2025	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge L. Gonzalez	President, Chief Executive Officer and Chairman of the Board	February 26, 2025
Jorge L. Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 26, 2025
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard S. Frank	Lead Independent Director	February 26, 2025
Howard S. Frank

/s/ Cesar L. Alvarez	Director	February 26, 2025
Cesar L. Alvarez

/s/ Thomas P. Murphy, Jr.	Director	February 26, 2025
Thomas P. Murphy, Jr.

/s/ Rhea Goff	Senior Vice President, Chief Administrative Officer and Director	February 26, 2025
Rhea Goff

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025, expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

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

Jacksonville, Florida

February 26, 2025

F 2

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Investment in real estate, net	$1,040,428	$1,018,618
Investment in unconsolidated joint ventures	66,454	66,356
Cash and cash equivalents	88,756	86,068
Other assets	80,318	82,243
Property and equipment, net	59,107	66,049
Investments held by special purpose entities	203,511	204,196
Total assets	$1,538,574	$1,523,530
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$437,754	$453,640
Accounts payable and other liabilities	53,969	58,573
Deferred revenue	59,274	62,836
Deferred tax liabilities, net	72,358	71,829
Senior Notes held by special purpose entity	178,484	178,162
Total liabilities	801,839	825,040

Commitments and contingencies (Note 20)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,326,521 and 58,372,040 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	268,668	270,848
Retained earnings	454,193	410,371
Accumulated other comprehensive income	1,419	1,843
Total stockholders’ equity	724,280	683,062
Non-controlling interest	12,455	15,428
Total equity	736,735	698,490
Total liabilities and equity	$1,538,574	$1,523,530

See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated JVs, which as of December 31, 2024 and 2023, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Watersound Closings & Escrow, LLC (the “Watersound Closings JV”), Pier Park Crossings Phase II JV, Mexico Beach Crossings JV, Pier Park Resort Hotel JV, The Lodge 30A JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. See Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 10. Debt, Net.

	December 31,	December 31,
	2024	2023
ASSETS
Investment in real estate, net	$256,275	$264,837
Cash and cash equivalents	4,458	4,851
Other assets	14,288	15,596
Property and equipment, net	17,487	22,241
Investments held by special purpose entities	203,511	204,196
Total assets	$496,019	$511,721
LIABILITIES
Debt, net	$272,102	$275,757
Accounts payable and other liabilities	7,401	8,384
Deferred revenue	279	307
Senior Notes held by special purpose entity	178,484	178,162
Total liabilities	$458,266	$462,610

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Real estate revenue	$143,179	$186,008	$115,865
Hospitality revenue	199,242	152,441	97,260
Leasing revenue	60,316	50,836	39,196
Total revenue	402,737	389,285	252,321
Expenses:
Cost of real estate revenue	70,323	87,966	50,791
Cost of hospitality revenue	136,386	122,185	77,518
Cost of leasing revenue	28,807	25,828	17,589
Corporate and other operating expenses	25,250	23,797	22,068
Depreciation, depletion and amortization	46,385	38,776	22,888
Total expenses	307,151	298,552	190,854
Operating income	95,586	90,733	61,467
Other income (expense):
Investment income, net	13,504	13,282	9,862
Interest expense	(33,584)	(30,618)	(18,383)
Gain on contributions to unconsolidated joint ventures	10	718	2,738
Equity in income from unconsolidated joint ventures	23,578	22,701	25,986
Other (expense) income, net	(746)	3,245	12,947
Total other income, net	2,762	9,328	33,150
Income before income taxes	98,348	100,061	94,617
Income tax expense	(25,952)	(26,009)	(24,389)
Net income	72,396	74,052	70,228
Net loss attributable to non-controlling interest	1,793	3,660	699
Net income attributable to the Company	$74,189	$77,712	$70,927

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$1.27	$1.33	$1.21
Diluted	$1.27	$1.33	$1.21

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,326,286	58,312,878	58,720,050
Diluted	58,346,726	58,324,254	58,721,338

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income:	$72,396	$74,052	$70,228
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments	—	244	(235)
Interest rate swaps	995	250	4,633
Interest rate swap - unconsolidated joint venture	95	80	621
Reclassification of net realized (gain) loss included in earnings	(1,866)	(1,767)	140
Total before income taxes	(776)	(1,193)	5,159
Income tax benefit (expense)	144	199	(957)
Total other comprehensive (loss) income, net of tax	(632)	(994)	4,202
Total comprehensive income, net of tax	71,764	73,058	74,430
Total comprehensive loss (income) attributable to non-controlling interest	2,001	4,067	(684)
Total comprehensive income attributable to the Company	$73,765	$77,125	$73,746

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	(Loss) Income	Stock	Interest	Total
Balance at December 31, 2021	58,882,549	$296,873	$310,925	$(389)	$—	$18,691	$626,100
Additional ownership interest acquired in Pier Park North JV	—	(7,237)	—	—	—	(458)	(7,695)
Capital contributions from non-controlling interest	—	—	—	—	—	3,823	3,823
Capital distributions to non-controlling interest	—	—	—	—	—	(2,433)	(2,433)
Issuance of restricted stock	29,955	—	—	—	—	—	—
Stock based compensation expense	—	364	—	—	—	—	364
Repurchase of common stock	(576,963)	—	—	—	(19,972)	—	(19,972)
Retirement of treasury stock	—	(19,972)	—	—	19,972	—	—
Dividends ($0.40 per share)	—	—	(23,508)	—	—	—	(23,508)
Other comprehensive income, net of tax	—	—	—	2,819	—	1,383	4,202
Net income (loss)	—	—	70,927	—	—	(699)	70,228
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$—	$20,307	$651,109
Capital contributions from non-controlling interest	—	—	—	—	—	1,430	1,430
Capital distributions to non-controlling interest	—	—	—	—	—	(2,242)	(2,242)
Issuance of restricted stock	36,499	—	—	—	—	—	—
Stock based compensation expense	—	820	—	—	—	—	820
Dividends ($0.44 per share)	—	—	(25,685)	—	—	—	(25,685)
Other comprehensive loss, net of tax	—	—	—	(587)	—	(407)	(994)
Net income (loss)	—	—	77,712	—	—	(3,660)	74,052
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	—	(972)	(972)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—	—
Stock based compensation expense	—	1,209	—	—	—	—	1,209
Repurchase of common stock, including excise tax	(70,985)	—	—	—	(3,389)	—	(3,389)
Retirement of treasury stock	—	(3,389)	—	—	3,389	—	—
Dividends ($0.52 per share)	—	—	(30,367)	—	—	—	(30,367)
Other comprehensive loss, net of tax	—	—	—	(424)	—	(208)	(632)
Net income (loss)	—	—	74,189	—	—	(1,793)	72,396
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$72,396	$74,052	$70,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	46,385	38,776	22,888
Stock based compensation	1,209	820	364
Unrealized loss on investments, net	—	—	26
Equity in income from unconsolidated joint ventures	(23,578)	(22,701)	(25,986)
Distribution of earnings from unconsolidated joint ventures	26,790	11,464	23,228
Deferred income tax	(803)	(10,677)	4,490
Cost of real estate sold	65,151	82,610	46,384
Expenditures for and acquisition of real estate to be sold	(79,435)	(77,796)	(97,535)
Accretion income and other	(1,765)	(5,193)	(2,281)
Amortization of debt issuance costs	982	1,004	1,007
Loss on disposal of property and equipment	615	16	181
Gain on contributions to unconsolidated joint ventures	(10)	(718)	(2,738)
Gain on insurance for damage to property and equipment, net	(178)	—	(9,835)
Loss on extinguishment of debt	—	133	130
Changes in operating assets and liabilities:
Other assets	9,669	(9,178)	15,317
Deferred revenue	(2,899)	11,149	2,684
Accounts payable and other liabilities	(6,536)	10,088	(331)
Net cash provided by operating activities	107,993	103,849	48,221
Cash flows from investing activities:
Expenditures for operating property	(42,188)	(133,783)	(251,809)
Expenditures for property and equipment	(7,746)	(6,182)	(7,348)
Proceeds from the disposition of assets	88	71	49
Proceeds from insurance claims	178	—	9,835
Purchases of investments - debt securities	—	(37,407)	(97,133)
Maturities of investments - debt securities	—	79,000	92,000
Sales of investments - debt securities	—	—	53,901
Sales of investments - equity securities	—	—	424
Capital contributions to unconsolidated joint ventures	(1,734)	(2,305)	(2,505)
Capital distributions from unconsolidated joint ventures	225	676	12,025
Maturities of assets held by special purpose entities	798	787	785
Net cash used in investing activities	(50,379)	(99,143)	(189,776)
Cash flows from financing activities:
Capital contributions from non-controlling interest	—	1,430	3,823
Capital distributions to non-controlling interest	(972)	(2,242)	(2,433)
Additional ownership interest acquired in Pier Park North JV	—	—	(7,695)
Repurchase of common stock	(3,364)	—	(19,972)
Dividends paid	(30,347)	(25,664)	(23,497)
Borrowings on debt	1,096	121,839	184,476
Principal payments for debt	(18,170)	(53,491)	(20,228)
Principal payments for finance leases	(163)	(153)	(121)
Debt issuance costs	(148)	(958)	(1,895)
Net cash (used in) provided by financing activities	(52,068)	40,761	112,458
Net increase (decrease) in cash, cash equivalents and restricted cash	5,546	45,467	(29,097)
Cash, cash equivalents and restricted cash at beginning of the year	90,770	45,303	74,400
Cash, cash equivalents and restricted cash at end of the year	$96,316	$90,770	$45,303

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2024	2023	2022
Cash and cash equivalents	$88,756	$86,068	$37,747
Restricted cash included in other assets	7,560	4,702	7,556
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$96,316	$90,770	$45,303

Restricted cash includes amounts reserved as a requirement of financing and development for certain of the Company’s projects, advance draws on construction loans or long-term mitigation bank management.

	Year Ended December 31,
	2024	2023	2022
Cash paid during the period for:
Interest, net of amounts capitalized	$32,690	$29,602	$17,152
Federal income taxes, net	$29,244	$26,400	$16,361
State income taxes, net	$4,900	$4,518	$750

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$—	$(1,844)	$(4,044)
Increase (decrease) in Community Development District debt, net	$569	$(539)	$(311)
Transfers of expenditures for operating property to property and equipment	$4,333	$35,812	$9,594
(Decrease) increase in expenditures for operating properties and property and equipment financed through accounts payable	$(6,984)	$(30,325)	$13,205
Unrealized gain (loss) on cash flow hedges	$1,090	$(215)	$5,243

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, is a diversified Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 87% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 19. Segment Information for additional information.

References to the number of homes related to the unconsolidated Latitude Margaritaville Watersound JV and any amounts derived from these values in the notes to the consolidated financial statements are unaudited.

2. Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, equity or net income.

A variable interest entity (“VIE”) is an entity in which a controlling financial interest may be achieved through arrangements that do not involve voting interests. A VIE is required to be consolidated by its primary beneficiary, which is the entity that possesses the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary of the VIE. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. See Note 4. Joint Ventures for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates and assumptions including investment in real estate, real estate impairment assessments, other investments, accruals, deferred income taxes, allowance for credit losses and revenue recognition. Actual results could differ from those estimates.

Investment in Real Estate, Net

The Company capitalizes costs directly associated with development and construction of identified real estate projects. These costs include land and common development costs (such as structures, roads, utilities and amenities). The Company may also capitalize indirect costs that relate to specific projects under development or construction. These indirect costs include construction and development administration, legal fees, project administration, interest (up to total interest expense) and real estate taxes.

F 10

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

Depreciation for operating property is computed on the straight-line method over the estimated useful life of the assets, as follows:

Estimated Useful
Life (in years)
Land	N/A
Land improvements	15 - 20
Buildings	20 - 40
Building improvements	5 - 25
Timber	N/A

Building improvements are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated useful life of the assets.

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

F 11

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

As of both December 31, 2024 and 2023, the Company did not have investments classified as available-for-sale securities.

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

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the estimated useful life of various assets, as follows:

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

Advertising Costs

Advertising costs are expensed as services are incurred. Advertising costs of $3.9 million, $3.8 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, are included within cost of revenue and corporate and other operating expenses in the consolidated statements of income.

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

For tax positions taken or expected to take in the tax returns, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other (expense) income, net in the consolidated statements of income. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive income with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

All of the Company’s real estate assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

Throughout 2024, the Company continued to generate positive financial results. While macroeconomic factors such as inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

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

Given the Company’s diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period. Further discussion of the potential impacts on the Company’s business from the current macroeconomic environment are included in Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2024 these balances exceed the amount of FDIC insurance provided on such deposits by $21.2 million. In addition, as of December 31, 2024, the Company had $59.0 million invested in short-term U.S. Treasury Bills and $2.4 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents. As of both December 31, 2024 and 2023, one homebuilder customer represented approximately 16.0% and 17.0%, respectively, of the Company’s receivables, which consists of accounts receivable, net and homesites sales receivable included in other assets on the consolidated balance sheets.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the years ended December 31, 2024, 2023 and 2022, the Company had 65,688, 57,923 and 29,955 respectively, unvested shares of restricted stock. For the years ended December 31, 2024, 2023 and 2022, 45,248, 46,547 and 27,577 respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income

F 16

per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 15. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2024	2023	2022

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$74,189	$77,712	$70,927

Shares
Weighted average shares outstanding - basic	58,326,286	58,312,878	58,720,050
Incremental shares from restricted stock	20,440	11,376	1,288
Weighted average shares outstanding - diluted	58,346,726	58,324,254	58,721,338

Net income per share attributable to the Company
Basic income per share	$1.27	$1.33	$1.21
Diluted income per share	$1.27	$1.33	$1.21

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses.

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the Company satisfies a performance obligation. Lease related revenue is excluded from Topic 606 and is accounted for under Topic 842, Leases (“Topic 842”). The following summary details the Company’s revenue and the related timing of revenue recognition.

Real Estate Revenue

Revenue from real estate sales, including homesites, commercial properties, operating properties, parcels of entitled or undeveloped land and forestry land, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer.

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of parcels of entitled or undeveloped land or homesites; (iii) a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (iv) the sale of tap and impact fee credits; (v) marketing fees; and (vi) other fees on certain transactions.

Estimated homesite residuals and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in material circumstances from the estimated amounts will be updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. For the years ended December 31, 2024, 2023 and 2022, real estate revenue includes $3.6 million, $24.0

F 17

million and $5.8 million, respectively, of estimated homesite residuals and $2.5 million, $5.0 million and $1.9 million, respectively, of estimated fees related to homebuilder homesite sales.

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

Hospitality Revenue

The Company’s hospitality segment features the Watersound Club, hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The Company’s hospitality operations generate revenue from membership sales, golf courses, lodging at the Company’s hotels, short-term vacation rentals, management of The Pearl Hotel (prior to acquisition in December 2022), food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), flight services, other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club.

Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Lodging at the Company’s hotels, short-term vacation rentals owned by the Company and food and beverage operations of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Daily play at the golf courses, food and beverage operations, merchandise sales, marina storage and fuel sales, flight services, other resort and entertainment activities, and other service fees are recognized at the point of sale. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, management fees and other membership fees. Non-refundable initiation fees are deferred and recognized ratably over time, which is the estimated membership period. Club membership revenue consists of monthly dues, which are recognized monthly over time as access is provided for the period. Revenue generated from the Company’s management services is recognized over time as time elapses and the Company’s performance obligations are met.

Leasing Revenue

Leasing revenue consists of rental revenue from multi-family, senior living, self-storage, retail, office and commercial property; forestry land and other assets; as well as boat slip rentals and boat storage fees at the marinas, which is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate non-lease components from lease components and, instead, accounts for each separate lease component and the non-lease components associated with that lease as a single component if the non-lease components otherwise would be accounted for under Topic 606. Non-lease components primarily include common area maintenance and senior living services provided related to the Watercrest JV. Leasing revenue includes properties located in the Company’s Watersound Town Center, VentureCrossings,

F 18

FSU/TMH Medical Campus, Beckrich Office Park, North Bay Landing apartment community, consolidated Pier Park North JV, Pier Park Crossings JV, Pier Park Crossings Phase II JV, Watersound Origins Crossings JV, Mexico Beach Crossings JV and Watercrest JV, as well as the Company’s industrial parks and other properties. See Note 7. Leases for additional information related to leases.

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$116,815	$—	$22,176	$4,188	$143,179
Hospitality revenue	—	199,242	—	—	199,242
Leasing revenue	192	3,459	56,399	266	60,316
Total revenue	$117,007	$202,701	$78,575	$4,454	$402,737

Timing of Revenue Recognition:
Recognized at a point in time	$116,815	$147,513	$22,176	$4,188	$290,692
Recognized over time	—	51,729	—	—	51,729
Over lease term	192	3,459	56,399	266	60,316
Total revenue	$117,007	$202,701	$78,575	$4,454	$402,737

	Year Ended December 31, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$155,702	$—	$26,180	$4,126	$186,008
Hospitality revenue	—	152,437	4	—	152,441
Leasing revenue	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

Timing of Revenue Recognition:
Recognized at a point in time	$155,702	$117,982	$26,184	$4,126	$303,994
Recognized over time	—	34,455	—	—	34,455
Over lease term	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

	Year Ended December 31, 2022
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$92,804	$—	$20,384	$2,677	$115,865
Hospitality revenue	—	96,731	529	—	97,260
Leasing revenue	82	505	38,466	143	39,196
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

Timing of Revenue Recognition:
Recognized at a point in time	$92,804	$68,653	$20,913	$2,677	$185,047
Recognized over time	—	28,078	—	—	28,078
Over lease term	82	505	38,466	143	39,196
Total revenue	$92,886	$97,236	$59,379	$2,820	$252,321

F 19

Recently Adopted Accounting Pronouncements

Business Combinations – Joint Venture Formations

In August 2023, the FASB issued ASU 2023-05, that requires a JV to apply a new basis of accounting upon formation by recognizing and initially measuring its assets and liabilities at fair value. The Company adopted this guidance as of December 31, 2024, and will apply the guidance prospectively for all JVs with a formation date on or after January 1, 2025. The adoption of this guidance had no impact on the Company’s financial condition, results of operations, cash flows and related disclosures.

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, that requires an entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss. This guidance also requires that an entity disclose an amount and description of other segment items, provide all annual disclosures currently required by Topic 280 in interim periods and disclose the title and position of the CODM and how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted the guidance as of December 31, 2024, and applied the guidance retrospectively to all prior periods presented. The adoption of the guidance impacted segment related disclosures, see Note 19. Segment Information for additional information. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, that increases transparency about income tax information by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid, disaggregated by jurisdiction. The Company adopted the guidance as of December 31, 2024, and applied the guidance retrospectively to all prior periods presented. The adoption of the guidance primarily impacted income tax related disclosures, see Note 13. Income Taxes for additional information. The adoption of this guidance did not have an impact on the Company’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

F 20

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	December 31,	December 31,
	2024	2023
Development property:
Residential	$149,499	$141,145
Hospitality	13,342	23,633
Commercial	78,453	99,719
Other	4,234	2,924
Total development property	245,528	267,421

Operating property:
Residential	10,254	10,905
Hospitality	443,291	419,095
Commercial	483,643	439,671
Total operating property	937,188	869,671
Less: Accumulated depreciation	142,288	118,474
Total operating property, net	794,900	751,197
Investment in real estate, net	$1,040,428	$1,018,618

Investment in real estate, net is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable.

Development property consists of land the Company is developing or intends to develop for sale, lease or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes existing and planned residential homesites and related infrastructure. Hospitality development property consists of land, as well as development costs related to improvements to existing properties and design costs for other hospitality assets. Commercial development property primarily consists of land and construction and development costs for planned commercial, multi-family and industrial uses. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes the following components:

	December 31,	December 31,
	2024	2023
Land and land improvements	$237,492	$206,089
Buildings and building improvements	683,440	648,655
Timber	16,256	14,927
	937,188	869,671
Less: Accumulated depreciation	142,288	118,474
Total operating property, net	$794,900	$751,197

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of December 31, 2024 and 2023, operating property, net related to operating leases was $395.2 million and $367.3 million, respectively.

Depreciation, depletion and amortization expense related to real estate investments was $27.4 million, $23.0 million and $14.3 million in 2024, 2023 and 2022, respectively.

F 21

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

The Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit apartment community in Mexico Beach, Florida. Construction of the community was completed in the fourth quarter of 2023. The community is located on land that was contributed to the JV by the Company. As of December 31, 2024 and 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of December 31, 2024 and 2023.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The 85-room hotel opened in the first quarter of 2023. As of December 31, 2024 and 2023, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Pier Park Resort Hotel JV

The Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The 255-room hotel opened in the second quarter of 2023. As of December 31, 2024 and 2023, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

F 22

Pier Park Crossings Phase II JV

The Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2024 and 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. As of December 31, 2024 and 2023, the Company owned a 58.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company is the managing member of Watersound Closings JV and is responsible for the day-to-day activities of the business. As the manager of the JV, as well as the majority member, the Company has the power to direct all of the activities of the JV that most significantly impact economic performance. The Company determined Watersound Closings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023. In February 2025, the Watersound Closings JV’s business operations were transitioned to Watersound Title Agency, LLC, a wholly-owned subsidiary of the Company.

Watercrest JV

The Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of December 31, 2024 and 2023, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Watersound Origins Crossings JV

The Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit apartment community near the entrance to the Watersound Origins residential community. As of December 31, 2024 and 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Pier Park Crossings JV

The Pier Park Crossing JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit apartment community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2024 and 2023, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2024 and 2023, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned

F 23

subsidiary of the Company’s JV s partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2024 and 2023.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2024	2023
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$53,399	$49,036
Watersound Fountains Independent Living JV	3,857	6,533
Pier Park TPS JV (a)	—	707
Pier Park RI JV	5,211	6,156
Busy Bee JV	2,642	2,535
Electric Cart Watersound JV	781	815
Watersound Management JV	564	574
Total investment in unconsolidated joint ventures	$66,454	$66,356

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (b) (c)	$41,246	$37,445
Watersound Fountains Independent Living JV (c)	41,683	38,062
Pier Park TPS JV (c)	13,161	13,503
Pier Park RI JV	24,948	16,021
Busy Bee JV	5,365	5,693
Electric Cart Watersound JV (c)	4,838	4,732
Total outstanding debt principal of unconsolidated JVs	$131,241	$115,456
(a)	During 2024, the Company’s investment in unconsolidated joint ventures decreased below zero due to cash distributions and depreciation and amortization expense. As of December 31, 2024, the Company’s investment in unconsolidated joint venture is included within accounts payable and other liabilities on the consolidated balance sheets.
(b)	See Note 20. Commitments and Contingencies for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 20. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $20.3 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of December 31, 2024. During 2024 and 2023, the Company received distributions from unconsolidated JVs totaling $27.0 million and $12.1 million, respectively. The Company’s maximum exposure to loss due to involvement with the unconsolidated JVs as of December 31, 2024, was $115.0 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments.

F 24

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Year Ended December 31,
	2024	2023	2022
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$29,270	$23,627	$3,859
Sea Sound JV (b)	—	(35)	21,705
Watersound Fountains Independent Living JV (c)	(4,410)	(725)	(250)
Pier Park TPS JV	(545)	(362)	33
Pier Park RI JV (d)	(946)	—	—
Busy Bee JV (e)	107	(36)	538
Electric Cart Watersound JV (f)	(34)	112	18
Watersound Management JV	136	120	83
Total equity in income from unconsolidated joint ventures	$23,578	$22,701	$25,986
(a)	During 2024, 2023 and 2022, the Latitude Margaritaville Watersound JV completed 659, 641 and 316 home sale transactions, respectively.
(b)	In 2022, the Sea Sound JV sold its assets to a third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The year ended December 31, 2022 includes the Company’s proportionate share of the gain on sale of $21.7 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.
(c)	The community opened in March 2024 and is currently under lease-up. Activity in the current period includes pre-opening, lease-up, depreciation and interest expenses for the project.
(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	December 31, 2024
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$157,336	(a)	$—	$50,822	$12,231	$34,576	$8,144	$5,154	$—	$268,263
Cash and cash equivalents	27,706		—	405	279	529	915	656	104	30,594
Other assets	2,092		—	382	428	235	1,921	824	33	5,915
Total assets	$187,134		$—	$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772

LIABILITIES AND EQUITY
Debt, net	$41,054		$—	$41,482	$13,102	$24,608	$5,365	$4,775	$—	$130,386
Accounts payable and other liabilities	59,832		—	2,794	128	310	382	328	—	63,774
Equity (deficit)	86,248		—	7,333	(292)	10,422	5,233	1,531	137	110,612
Total liabilities and equity	$187,134		$—	$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772

F 25

(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

	December 31, 2023
	Latitude Margaritaville Watersound JV		Sea Sound JV (b)	Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$149,253	(a)	$—	$52,301	$13,666	$32,053	$8,605	$5,384	$—	$261,262
Cash and cash equivalents	28,235		—	215	719	44	613	902	158	30,886
Other assets	2,883		—	67	617	25	1,965	396	—	5,953
Total assets	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101

LIABILITIES AND EQUITY
Debt, net	$37,155		$—	$37,493	$13,408	$15,681	$5,673	$4,661	$—	$114,071
Accounts payable and other liabilities	72,872		—	2,947	181	4,128	439	423	—	80,990
Equity	70,344		—	12,143	1,413	12,313	5,071	1,598	158	103,040
Total liabilities and equity	$180,371		$—	$52,583	$15,002	$32,122	$11,183	$6,682	$158	$298,101
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.

Summarized statements of operations for unconsolidated JVs are as follows:

	Year Ended December 31, 2024
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total
Total revenue	$347,583	$—	$1,621	$3,982	$3,249	$14,900		$4,391	$2,443	$378,169
Expenses:
Cost of revenue	269,282	—	4,497	2,907	2,268	14,105		3,887	2,171	299,117
Other operating expenses	19,384	—	—	—	—	—		—	—	19,384
Depreciation and amortization	529	—	2,505	1,439	1,600	522		248	—	6,843
Total expenses	289,195	—	7,002	4,346	3,868	14,627		4,135	2,171	325,344
Operating income (loss)	58,388	—	(5,381)	(364)	(619)	273		256	272	52,825
Other (expense) income:
Interest expense	—	—	(2,888)	(745)	(1,272)	(164)		(324)	—	(5,393)
Other income, net	153	—	58	18	—	67	(e)	—	—	296
Total other income (expense), net	153	—	(2,830)	(727)	(1,272)	(97)		(324)	—	(5,097)
Net income (loss)	$58,541	$—	$(8,211)	$(1,091)	$(1,891)	$176		$(68)	$272	$47,728
(a)	The Latitude Margaritaville Watersound JV completed 659 home sale transactions during 2024.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community opened in March 2024 and is currently under lease-up. Activity includes pre-opening and lease-up expenses for the project.

F 26

(d)	The hotel opened in April 2024.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Year Ended December 31, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (f)	Watersound Management JV	Total
Total revenue	$323,881	$—	$—	$4,716	$—	$17,170		$3,235	$1,956	$350,958
Expenses:
Cost of revenue	259,199	—	—	3,118	—	16,449		2,796	1,717	283,279
Other operating expenses	17,079	62	1,330	—	—	—		104	—	18,575
Depreciation and amortization	613	—	14	1,443	—	499		33	—	2,602
Total expenses	276,891	62	1,344	4,561	—	16,948		2,933	1,717	304,456
Operating income (loss)	46,990	(62)	(1,344)	155	—	222		302	239	46,502
Other (expense) income:
Interest expense	—	—	(4)	(906)	—	(176)		(82)	—	(1,168)
Other income (expense), net	264	—	—	28	—	(115)	(e)	—	—	177
Total other income (expense), net	264	—	(4)	(878)	—	(291)		(82)	—	(991)
Net income (loss)	$47,254	$(62)	$(1,348)	$(723)	$—	$(69)		$220	$239	$45,511
(a)	The Latitude Margaritaville Watersound JV completed 641 home sale transactions during 2023.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and no longer has activity from operations.
(c)	The community was under construction during 2023 and opened in March 2024.
(d)	The project was under construction with no income or loss for the year ended December 31, 2023.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023.

	Year Ended December 31, 2022
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV		Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total

Total revenue	$139,297	$5,182		$—	$5,460	$—	$17,747		$579	$1,196	$169,461
Expenses:
Cost of revenue	118,468	1,883		—	3,199	—	16,954		519	1,030	142,053
Other operating expenses	12,903	32		465	—	—	—		20	—	13,420
Depreciation and amortization	543	1,671		—	1,449	—	459		2	—	4,124
Total expenses	131,914	3,586		465	4,648	—	17,413		541	1,030	159,597
Operating income (loss)	7,383	1,596		(465)	812	—	334		38	166	9,864
Other (expense) income:
Interest expense	—	(1,560)		—	(752)	—	(190)		(3)	—	(2,505)
Other income, net	47	36,138	(b)	—	17	—	957	(e)	—	—	37,159
Total other income (expense), net	47	34,578		—	(735)	—	767		(3)	—	34,654
Net income (loss)	$7,430	$36,174		$(465)	$77	$—	$1,101		$35	$166	$44,518
(a)	The Latitude Margaritaville Watersound JV completed 316 home sale transactions during 2022.

F 27

(b)	In 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. As a result of the sale, the Sea Sound JV no longer has activity from operations.
(c)	The community was under construction during 2022.
(d)	The project was under construction with no income or loss for the year ended December 31, 2022.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of December 31, 2024, the Latitude Margaritaville Watersound JV had 367 homes under contract and has completed 1,663 home sale transactions of the total estimated 3,500 homes planned in the community. As of December 31, 2024 and 2023, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $53.4 million and $49.0 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions. During 2024 and 2023, the Company received $26.6 million and $11.4 million, respectively, of cash distributions from the JV. As of December 31, 2024, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being distributed at an average of $10,000 per home, as each home is sold by the JV.

The Company’s Latitude Margaritaville Watersound JV has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the year ended December 31, 2024 and 2023, but not the year ended December 31, 2022. Therefore, separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 of this Form 10-K. The basis difference of $13.8 million and $18.3 million as of December 31, 2024 and 2023, respectively, is due to the Company maintaining the land and additional completed infrastructure improvements contributed to the JV at its historical cost basis, while the JV recorded these contributions at market value. The basis difference is being reduced as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of both December 31, 2024 and 2023, there was no balance outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to the revolving promissory note and guaranty by the Company.

Sea Sound JV

In 2022, the Sea Sound JV sold its assets to a third party for $92.5 million, resulting in a total gain on sale of $36.1 million. The Company’s proportionate share of the gain on sale of $21.7 million is included within equity in income from unconsolidated joint ventures on the consolidated statements of income for the year ended December 31, 2022. During 2022, the Company also received a cash distribution of $31.6 million from the JV. As a result of the sale, the Sea Sound JV no longer has activity from operations.

Watersound Fountains Independent Living JV

WOSL, LLC was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The community opened in March 2024. As of December 31, 2024 and 2023, the Company owned a 53.8% interest in the JV. The Company’s partners are responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does

F 28

not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. During 2024 and 2023, the Company received $0.2 million and $0.3 million, respectively, of cash distributions from the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. The hotel is located on land that was contributed to the JV by the Company in 2022, with a fair value of $1.8 million. In addition, as of December 31, 2024, the Company contributed cash and impact fees of $4.4 million, and the JV partner contributed cash of $6.2 million. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at SOFR plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of December 31, 2024 and 2023, $24.9 million and $16.0 million, respectively, was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of December 31, 2024 and 2023, $4.8 million and $5.0 million, respectively, was outstanding on the Busy Bee JV

F 29

Construction Loan. As of December 31, 2024 and 2023, $0.5 million and $0.7 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The JV operated out of a temporary facility while its permanent Watersound West Bay Center location was being constructed. The Watersound West Bay Center Facility opened in October 2023 and provides sales and service. An additional sales showroom opened in June 2024 at the Watersound Town Center on property leased to the JV by the Company. As of December 31, 2024 and 2023, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined that Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of both December 31, 2024 and 2023, the Electric Cart Watersound JV had $2.4 million of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of December 31, 2024 and 2023, the JV had an outstanding principal balance of $0.5 million and $0.4 million, respectively, on these line of credit facilities. See Note 20. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. During both 2024 and 2023, the Company received $0.1 million of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 21. Related Party Transactions for additional information.

5. Investments

Available-For-Sale Investments

As of both December 31, 2024 and 2023, the Company did not have investments classified as available-for-sale securities. During 2024 and 2023, the Company did not have any realized gains or losses from the sale of available-for-sale securities. During 2024 and 2023, there were no proceeds from the sale of available-for-sale securities. During 2024, there were no maturities or purchases of available-for-sale securities. During 2023, maturities of available-for-sale securities were $79.0 million and purchases of available-for-sale securities were $37.4 million.

Investment Management Agreement

FCM has provided investment advisory services to the Company since April 2013. FCM does not receive any compensation for services as the Company’s investment advisor. As of December 31, 2024, based on public filings, clients of FCM beneficially owned approximately 35.3% of the Company’s common stock. FCM and its client, The Fairholme Fund, a series of investments originating from the Fairholme Funds, Inc., may be deemed affiliates of the Company.

F 30

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

6. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$2,408	$—	$—	$2,408
U.S. Treasury Bills	58,971	—	—	58,971
	$61,379	$—	$—	$61,379

	December 31, 2023
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,383	$—	$—	$1,383
U.S. Treasury Bills	59,802	—	—	59,802
	$61,185	$—	$—	$61,185

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	December 31, 2024	December 31, 2024	December 31, 2023	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$40.7	$2,560	$3,254	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.2	$108	$191	2	Accounts payable and other liabilities
(a)	See Note 10. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information.

F 31

The following is a summary of the effect of derivative instruments on the Company’s consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended December 31,
	2024	2023	2022
Amount of net gain recognized in other comprehensive income	$1,090	$330	$5,254
Amount of net (gain) loss reclassified into interest expense	$(1,689)	$(1,605)	$52
Amount of net (gain) loss reclassified into equity in income from unconsolidated joint ventures	$(177)	$(162)	$88

As of December 31, 2024, based on current value, the Company expects to reclassify $1.4 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 14. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The fair value of the Company’s investment in unconsolidated joint ventures is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated joint ventures required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2024, 2023 or 2022. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. During 2024, 2023 and 2022 the Company did not record any impairment charges related to long-lived assets.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

F 32

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2024			December 31, 2023
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$3,143	$3,078	1	$3,824	$3,750	1

Senior Notes held by SPE	$178,484	$178,473	3	$178,162	$181,286	3

Debt
Fixed-rate debt	$258,135	$206,775	2	$262,484	$215,522	2
Variable-rate debt	184,581	184,581	2	196,737	196,737	2
Total debt	$442,716	$391,356		$459,221	$412,259

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third-party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2024, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $3.1 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2024, consist of $178.5 million, net of the $1.5 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Year Ended December 31,
	2024	2023	2022
Leasing revenue
Lease payments	$51,381	$43,756	$33,600
Variable lease payments	8,935	7,080	5,596
Total leasing revenue	$60,316	$50,836	$39,196

F 33

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2024, for the years ending December 31 are:

2025	$30,877
2026	17,420
2027	15,413
2028	12,145
2029	9,193
Thereafter	39,508
$124,556

The Company as Lessee

As of December 31, 2024, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised.

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$160	$149	$122
Interest on lease liability	24	15	15
Operating lease cost	1,855	439	378
Variable and short-term lease cost	1,909	1,940	1,793
Total lease cost	$3,948	$2,543	$2,308

Other information
Weighted-average remaining lease term - finance lease (in years)	2.5	2.8	3.3
Weighted-average remaining lease term - operating leases (in years)	1.9	1.5	2.9
Weighted-average discount rate - finance lease	5.4%	5.3%	5.2%
Weighted-average discount rate - operating leases	5.0%	4.9%	4.8%

The aggregate payments of finance and operating lease liabilities subsequent to December 31, 2024, for the years ending December 31 are:

	Finance Leases	Operating Leases
2025	$154	$2,174
2026	117	2,084
2027	95	56
2028	72	55
2029	11	55
Thereafter	—	276
Total	449	4,700
Less imputed interest	(43)	(334)
Total lease liabilities	$406	$4,366

F 34

8. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2024	2023
Accounts receivable, net	$14,590	$20,322
Homesite sales receivable	25,788	29,862
Inventory	4,036	4,250
Prepaid expenses	12,556	12,086
Straight-line rent	2,996	2,755
Operating lease right-of-use assets	4,417	858
Restricted cash	7,560	4,702
Other assets	5,437	4,470
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$80,318	$82,243

Accounts Receivable, Net

Accounts receivable, net primarily includes leasing receivables, membership fees, hospitality receivables and other receivables. As of December 31, 2024, 2023 and 2022 accounts receivable, net had opening balances of $20.3 million, $9.0 million and $13.8 million, respectively. As of December 31, 2024 and 2023, accounts receivable includes $7.5 million and $12.1 million, respectively, of club membership initiation fee installments receivable. As of December 31, 2024 and 2023, accounts receivable were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.3 million and $0.2 million, respectively. During 2024 and 2023, allowance for credit losses and allowance for leases related to accounts receivable, net increased $0.1 million and decreased $0.1 million, respectively.

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

The following table presents the changes in homesite sales receivable:

	December 31,	December 31,	December 31,
	2024	2023	2022
Balance at beginning of year	$29,862	$10,086	$7,651
Increases due to revenue recognized for homesites sold	6,132	29,005	7,660
Decreases due to amounts received	(10,206)	(9,229)	(5,225)
Balance at end of year	$25,788	$29,862	$10,086

Prepaid Expenses

Prepaid expenses as of December 31, 2024 and 2023, include commercial leasing related prepaid expenses of $4.7 million, during each period and prepaid insurance of $4.7 million and $4.4 million, respectively, as well as other prepaid items.

F 35

Restricted Cash

Restricted cash as of December 31, 2024 and 2023, includes cash and escrow deposits primarily related to requirements for financing and development for certain of the Company’s projects, advance draws on construction loans or long-term mitigation bank management.

Other Assets

Other assets as of December 31, 2024 and 2023, include $2.6 million and $3.3 million, respectively, for the fair value of derivative assets. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

9. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2024	2023
Railroad and equipment	$33,627	$33,627
Furniture and fixtures	51,087	50,311
Machinery and equipment	53,833	46,783
Office equipment	7,905	7,692
Autos, trucks and aircraft	7,344	7,108
	153,796	145,521
Less: Accumulated depreciation	95,339	80,423
	58,457	65,098
Construction in progress	650	951
Total property and equipment, net	$59,107	$66,049

Depreciation expense on property and equipment was $19.0 million, $15.7 million and $8.5 million in 2024, 2023 and 2022, respectively.

F 36

10. Debt, Net

Debt consists of the following:

			Effective Rate
			December 31,	December 31,	December 31,
	Maturity Date	Interest Rate Terms	2024	2024	2023
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,953	$52,546
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.9%	50,882	51,888
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	43,069	42,405
PPN JV Loan	November 2025	Fixed	4.1%	40,370	41,485
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	34,153	34,675
Pearl Hotel Loan	December 2032	Fixed	6.3%	34,040	35,520
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	6.4%	27,377	27,999
North Bay Landing Loan (b)	March 2026	SOFR plus 2.5%, floor 3.2%	6.8%	22,746	26,750
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,796	22,215
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.8%	19,857	20,690
Watercrest JV Loan	June 2047	SOFR plus 2.2%	6.5%	19,555	20,074
Breakfast Point Hotel Loan	November 2042	Fixed (c)	6.0%	15,473	15,937
Lodge 30A JV Loan	January 2028	Fixed	3.8%	14,130	14,655
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	6.4%	12,307	12,307
Airport Hotel Loan	March 2025 (d)	SOFR plus 2.1%, floor 3.0%	6.4%	11,717	13,010
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	6.4%	8,086	10,531
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	6.1%	5,014	5,014
Self-Storage Facility Loan	November 2025	SOFR plus 2.5%, floor 2.9%	6.8%	3,360	4,666
Community Development District debt	May 2025-May 2039	Fixed	3.6 to 6.0%	3,151	3,046
Beach Homes Loan	May 2029	SOFR plus 1.7%	6.0%	1,385	1,416
Pier Park Outparcel Loan	March 2027	SOFR plus 1.8%	6.1%	1,252	1,275
WaterColor Crossings Loan	February 2029	SOFR plus 1.8%	6.1%	1,043	1,117
Total principal outstanding				442,716	459,221
Unamortized discount and debt issuance costs				(4,962)	(5,581)
Total debt, net				$437,754	$453,640
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.
(b)	In August 2024, the North Bay Landing Loan maturity date was extended from September 2024 and the interest rate was adjusted from SOFR plus 2.6%, with a floor of 3.3%. Upon reaching a certain debt service coverage ratio, the North Bay Landing Loan will bear interest at a rate of SOFR plus 2.3%, with a floor of 3.0%.
(c)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(d)	The Company is in the process of extending the maturity date of the current loan to February 2030.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures. The specific

F 37

Security Interests vary from loan to loan. As of December 31, 2024, the weighted average effective interest rate of outstanding debt was 4.9%, of which 67.5% of the debt outstanding includes fixed or swapped interest rates, and the average remaining life of debt outstanding was 16.7 years.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD, for a multi-family community located near the entrance to the Watersound Origins residential community. The loan provides for monthly payments of principal and interest through maturity in April 2058. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through April 2033. The loan is secured by the real property and certain other Security Interests.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. The Pier Park Resort Hotel JV Loan was entered into to finance the construction of a hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2027. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan will be released upon reaching and maintaining certain debt service coverage for twelve months. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of a multi-family community in Mexico Beach, Florida. The Mexico Beach Crossings JV Loan provides for monthly principal and interest payments through maturity in March 2064. The loan includes a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests.

In 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. The PPN JV Loan provides for principal and interest payments with a final balloon payment at maturity in November 2025. In connection with the loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. The Company has begun the process to refinance the PPN JV Loan.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, to finance the construction of a multi-family community in Panama City Beach, Florida. The PPC JV Loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

In 2022, a wholly-owned subsidiary of the Company entered into a $37.0 million loan, which is guaranteed by the Company, to finance the acquisition of a hotel located on Scenic Highway 30A. The Pearl Hotel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in December 2032. The loan includes a prepayment fee due to the lender of 1% - 3% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests.

F 38

In 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan, which is guaranteed by the Company, to finance the construction of an inn and amenity center near the Watersound Camp Creek residential community. The Watersound Camp Creek Loan provides for monthly principal and interest payments through maturity in December 2047. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In 2021, a wholly-owned subsidiary of the Company entered into a $26.8 million loan, which is guaranteed by the Company, to finance the construction of a multi-family community in Panama City, Florida. In August 2024, a wholly-owned subsidiary of the Company entered into a modification of the loan that amended the principal amount of the loan to $22.9 million, adjusted the interest rate to SOFR plus 2.5%, with a floor of 3.2%, extended the maturity date by eighteen months and provides for monthly principal and interest payments with a final balloon payment at maturity in March 2026. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan is 50% of the principal amount and will be reduced to 25% of the outstanding principal amount upon reaching and maintaining a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation or failure to abide by other certain obligations on the part of such guarantor. During 2024, the Company incurred less than $0.1 million of additional loan costs due to the loan modification. In January 2025, the Company signed a commitment letter to secure HUD insured refinancing of the North Bay Landing Loan.

In 2019, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, as amended, to finance the construction of a multi-family community in Panama City Beach, Florida. The PPC II JV Loan provides for monthly payments of principal and interest through maturity in May 2057. The loan includes a prepayment premium due to the lender of 1% - 8% for any additional principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $16.8 million loan, which is guaranteed by the Company, to finance the construction of a hotel in the Breakfast Point area of Panama City Beach, Florida. The Breakfast Point Hotel Loan provides for monthly principal and interest payments through maturity in November 2042. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests.

In 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida. The Lodge 30A JV Loan provides for monthly principal and interest payments with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security

F 39

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

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of a hotel in Panama City, Florida. The Airport Hotel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in March 2025. The loan is secured by the real property and certain other Security Interests. The Company is in the process of extending the maturity date of the current loan to February 2030.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan, which is guaranteed by the Company, to finance the construction of a self-storage facility in Santa Rosa Beach, Florida. The Self-Storage Facility Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2025. The loan is secured by the real property and certain other Security Interests. The Company’s liability as guarantor under the loan shall not exceed $2.9 million, plus any additional fees, with the project maintaining a certain debt service coverage.

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $9.6 million and $10.7 million as of December 31, 2024 and 2023, respectively. The Company pays interest on this total outstanding CDD debt.

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

F 40

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

The Company’s financing agreements are subject to various customary debt covenants and as both of December 31, 2024 and 2023, the Company was in compliance with the financial debt covenants.

As of December 31, 2024, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $553.6 million. These assets are included within investment in real estate, net and property and equipment, net and other assets on the consolidated balance sheets.

The aggregate maturities of debt subsequent to December 31, 2024 are:

2025	$64,405
2026	31,436
2027	69,553
2028	36,156
2029	13,221
Thereafter	227,945
$442,716

11. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	December 31,	December 31,
	2024	2023
Accounts payable	$22,847	$24,340
Income tax payable	1,849	9,239
Finance lease liabilities	406	298
Operating lease liabilities	4,366	793
Accrued compensation	7,635	6,037
Other accrued liabilities	4,982	4,100
Club membership deposits	3,155	3,314
Advance deposits	5,879	7,602
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total accounts payable and other liabilities	$53,969	$58,573

Accounts payable as of December 31, 2024 and 2023, primarily includes payables and retainage related to the Company’s development and construction projects.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

12. Deferred Revenue

As of December 31, 2024 and 2023, deferred revenue includes club initiation fees of $45.9 million and $48.7 million, respectively, and other deferred revenue of $13.4 million and $14.1 million, respectively.

F 41

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	December 31,	December 31,	December 31,
	2024	2023	2022
Balance at beginning of year	$48,742	$25,088	$22,850
New club memberships	11,551	33,200	9,170
Revenue from amounts included in contract liability opening balance	(12,791)	(6,989)	(6,040)
Revenue from current period new memberships	(1,617)	(2,557)	(892)
Balance at end of year	$45,885	$48,742	$25,088

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of December 31, 2024, remaining performance obligations were $45.9 million, of which the Company expects to recognize as revenue $11.8 million in 2025, $20.9 million in 2026 through 2027, $12.6 million in 2028 through 2029 and $0.6 million thereafter.

Other deferred revenue as of both December 31, 2024 and 2023, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

13. Income Taxes

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$21,515	$32,103	$19,067
State	5,239	4,584	832
Total	26,754	36,687	19,899
Deferred:
Federal	(847)	(11,413)	661
State	45	735	3,829
Total	(802)	(10,678)	4,490
Income tax expense	$25,952	$26,009	$24,389

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax expense	$25,952	$26,009	$24,389
Income tax recorded in accumulated other comprehensive income
Income tax (benefit) expense	(144)	(199)	957
Total income tax expense	$25,808	$25,810	$25,346

F 42

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2024, 2023 and 2022 to pre-tax income as a result of the following:

	Year Ended December 31,
	2024		2023		2022
U.S. federal statutory tax rate	$20,653	21.0%	$21,781	21.0%	$20,016	21.0%
State and local income taxes, net of federal income tax effect (a)	4,497	4.6%	4,223	4.1%	4,495	4.7%
Energy related tax credits	—	—%	(450)	(0.4)%	(150)	(0.2)%
Changes in valuation allowance	(312)	(0.3)%	22	—%	(21)	—%
Nontaxable or nondeductible items	580	0.6%	230	0.2%	49	0.1%
Other items	534	0.5%	203	0.2%	—	—%
Total income tax expense	$25,952	26.4%	$26,009	25.1%	$24,389	25.6%
(a)	State taxes in Florida make up the majority of the tax effect in this category.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$2,094	$2,862
Impairment losses	22,388	23,867
Deferred revenue	13,003	12,594
Capitalized costs	4,014	3,272
Reserves and accruals	1,431	1,432
Other	2,033	921
Total gross deferred tax assets	44,963	44,948
Valuation allowance	—	(312)
Total net deferred tax assets	44,963	44,636
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	31,104	31,165
Deferred gain on land sales and involuntary conversions	35,875	36,988
Installment sales	45,597	45,597
Other	3,270	2,715
Total gross deferred tax liabilities	115,846	116,465
Net deferred tax liabilities (a)	$(70,883)	$(71,829)
(a)	As of December 31, 2024, net deferred tax liabilities consist of $72.4 million included within deferred tax liabilities, net on the consolidated balance sheets and $1.5 million deferred tax asset, net related to the Company’s QOF entity included within other assets on the consolidated balance sheets.

As of December 31, 2024 and 2023, the Company had $9.1 million and $11.0 million, respectively, of federal NOLs. The federal NOLs are specific to the Company’s QOF entity and do not expire. As of December 31, 2024 and 2023, the Company had state NOLs of $4.0 million and $12.9 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2044 and will begin expiring in 2040. As of December 31, 2023, the Company’s valuation allowance was $0.3 million against approximately $7.2 million of certain state NOLs. During 2024, the Company utilized these NOLs and released this valuation allowance. As of December 31, 2024 and 2023, the Company had income tax payable of $1.8 million and $9.2 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets.

F 43

Income tax payments, net of refunds, by jurisdiction are presented below:

	Year Ended December 31,
	2024	2023	2022
U.S. Federal	$29,244	$26,400	$16,361
State of Florida	4,900	4,600	—
State of Georgia	—	(82)	750
Total income tax payments, net	$34,144	$30,918	$17,111

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of December 31, 2024 or 2023. There were no penalties required to be accrued as of December 31, 2024 and 2023. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

The Company is currently open to examination by taxing authorities for the tax years 2021 through 2023.

14. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive (loss) income, which is presented net of tax:

	Unrealized	Unrealized
	(Loss) Gain on	Gain (Loss) on
	Available-for-	Cash Flow
	Sale Securities	Hedges	Total
Accumulated other comprehensive (loss) income as of December 31, 2022	$(182)	$2,612	$2,430
Other comprehensive income before reclassifications	182	266	448
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,442)	(1,442)
Other comprehensive income (loss)	182	(1,176)	(994)
Less: Other comprehensive loss attributable to non-controlling interest	—	407	407
Accumulated other comprehensive income as of December 31, 2023	$—	$1,843	$1,843
Other comprehensive income before reclassifications	—	889	889
Amounts reclassified from accumulated other comprehensive income	—	(1,521)	(1,521)
Other comprehensive loss	—	(632)	(632)
Less: Other comprehensive loss attributable to non-controlling interest	—	208	208
Accumulated other comprehensive income as of December 31, 2024	$—	$1,419	$1,419

F 44

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Year Ended December 31, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$995	$(177)	$818
Interest rate swap - unconsolidated joint venture	95	(24)	71
Reclassification adjustment for net (gain) loss included in earnings	(1,866)	345	(1,521)
Net unrealized (loss) gain	(776)	144	(632)
Other comprehensive (loss) income	$(776)	$144	$(632)

	Year Ended December 31, 2023
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Unrealized gain (loss) on available-for-sale investments	$244	$(62)	$182
Interest rate swaps	250	(44)	206
Interest rate swap - unconsolidated joint venture	80	(20)	60
Reclassification adjustment for net (gain) loss included in earnings	(1,767)	325	(1,442)
Net unrealized (loss) gain	(1,193)	199	(994)
Other comprehensive (loss) income	$(1,193)	$199	$(994)

15. Stockholders’ Equity

Dividends

During 2024, 2023 and 2022, the Company paid dividends of $0.52, $0.44 and $0.40, respectively, per share on the Company’s common stock for a total of $30.4 million, $25.7 million and $23.5 million, respectively.

Stock Repurchase Program

The Company’s Board approved the Stock Repurchase Program pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the year ended December 31, 2024, the Company repurchased 70,985 shares of its common stock outstanding at an average purchase price of $47.38, per share, for an aggregate purchase price of $3.4 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the year ended December 31, 2023, the Company did not repurchase shares of its common stock outstanding. As of December 31, 2024, the Company had a total authority of $76.7 million available for purchase of shares of its common stock. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2024, the Company retired 70,985 shares of treasury stock at a value of $3.4 million.

Issuance of Common Stock for Employee Compensation

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted stock vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. In addition, in February 2024, the Company granted 5,418 restricted stock

F 45

awards to an employee pursuant to the 2015 Plan. The restricted stock vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2024, 3,187 of the restricted shares vested on the first annual anniversary. During 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2024, 5,982 of the restricted shares vested on the first annual anniversary. In addition, in February 2023, the Company granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock was $44.30 per share.

In April 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock was $55.73 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2024 and 2023, 8,532 and 8,531, respectively, of the restricted shares vested on the annual anniversaries. During 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock was $46.73 per share.

Following is a summary of non-vested restricted stock activity:

	Year Ended December 31, 2024		Year Ended December 31, 2023
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Stock	Shares	Per Share	Shares	Per Share
Balance at beginning of period	57,923	$44.80	29,955	$48.04
Granted	32,162	$54.16	36,499	$42.59
Vested	(17,701)	$44.59	(8,531)	$46.73
Forfeited	(6,696)	$46.07	—	$—
Balance at end of period	65,688	$49.31	57,923	$44.80

During 2024, 2023 and 2022, the Company recorded expense of $1.2 million, $0.8 million and $0.4 million, respectively, related to restricted stock awards for employee compensation.

16. Stock Based Compensation

The Company’s 2015 Plan offers a stock incentive plan whereby awards can be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock. Awards are discretionary and determined by the Compensation and Human Capital Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. As of December 31, 2024, 1,371,623 shares were available for awards under the 2015 Plan.

F 46

Total stock-based compensation recorded in corporate and other operating expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2024	2023	2022
Stock compensation expense before tax benefit	$1,209	$820	$364
Income tax benefit (a)	(215)	(206)	(93)
	$994	$614	$271
(a)	A portion of the income tax benefit includes permanent tax differences.

As of December 31, 2024 and 2023, there were 65,688 and 57,923, respectively, unvested restricted stock units outstanding. As of December 31, 2024 and 2023, unrecognized compensation cost, related to non-vested restricted stock were $2.0 million and $1.8 million, respectively. As of December 31, 2024, unrecognized compensation costs will be recognized over a weighted average period of 2.7 years.

In 2024, the Company granted 32,162 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which none vested during 2024. The weighted average grant date fair value of restricted stock units during 2024 was $54.16 per share. During 2024, 2,592 of the unvested restricted shares were forfeited with a fair value of $0.1 million.

In 2023, the Company granted 36,499 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which 9,169 vested during 2024. The weighted average grant date fair value of restricted stock units during 2023 was $42.59 per share. The total fair value of restricted stock units that vested during 2024 was $0.4 million. During 2024, 3,237 of the unvested restricted shares were forfeited with a fair value of $0.1 million.

In 2022, the Company granted 29,955 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which 8,532 and 8,531 vested during 2024 and 2023, respectively. The weighted average grant date fair value of restricted stock units during 2022 was $48.04 per share. The total fair value of restricted stock units that vested during 2024 and 2023 was $0.4 million during each period. During 2024, 867 of the unvested restricted shares were forfeited with a fair value of less than $0.1 million.

17. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the IRS of their eligible compensation.

The plan provides for employer matching contributions of 100% up to the first 3% of eligible compensation. For contributions in excess of 3%, the plan provides for employer matching contributions of 50% up to the next 2%, but not more than 5%, of eligible compensation. The Company’s matching contributions expensed under the plan were $0.9 million, $0.8 million and $0.7 million in 2024, 2023 and 2022, respectively.

F 47

18. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2024	2023	2022
Investment income, net
Interest, dividend and accretion income	$3,299	$2,856	$793
Unrealized loss on investments, net	—	—	(26)
Interest income from investments in SPEs	8,012	8,012	8,012
Interest earned on notes receivable and other interest	2,193	2,414	1,083
Total investment income, net	13,504	13,282	9,862
Interest expense
Interest incurred for project financing and other interest expense	(24,713)	(21,762)	(9,542)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,871)	(8,856)	(8,841)
Total interest expense	(33,584)	(30,618)	(18,383)
Gain on contributions to unconsolidated joint ventures	10	718	2,738
Equity in income from unconsolidated joint ventures	23,578	22,701	25,986
Other income (expense), net
Accretion income from retained interest investments	—	2,594	1,671
Gain on insurance recoveries	—	—	9,835
Loss from hurricane damage	—	—	(51)
Miscellaneous (expense) income, net	(746)	651	1,492
Other (expense) income, net	(746)	3,245	12,947
Total other income, net	$2,762	$9,328	$33,150

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

F 48

During 2024, the Company did not capitalize interest related to projects under development or construction. During 2023 and 2022 the Company capitalized $2.7 million and $3.0 million, respectively, in interest related to projects under development or construction. These amounts are included within investment in real estate, net on the Company’s consolidated balance sheets.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures during 2024, 2023 and 2022, include a gain of less than $0.1 million, $0.7 million and $0.9 million, respectively, on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. Gain on contributions to unconsolidated joint ventures during 2022, also include a gain of $1.4 million on land and impact fees contributed to the Company’s unconsolidated Pier Park RI JV and a gain of $0.4 million on land contributed to the Company’s unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for by the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $29.3 million, $23.6 million and $3.9 million during 2024, 2023 and 2022, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $4.4 million, $0.7 million and $0.3 million during 2024, 2023 and 2022, respectively. The community opened in March 2024 and is currently under lease-up. Activity in the current period includes pre-opening, lease-up, depreciation and interest expenses for the project. In 2022, the Sea Sound JV sold its assets to an unrelated third party for $92.5 million, resulting in a total gain on sale of $36.1 million. Equity in income from unconsolidated joint ventures includes $21.7 million during 2022 related to the Company’s proportionate share of the gain on sale. See Note 4. Joint Ventures for additional information.

Other (Expense) Income, Net

Other (expense) income, net primarily includes income from the Company’s retained interest investments, gain on insurance recoveries, loss from hurricane damage and other income and expense items. The Company had a beneficial interest in a bankruptcy-remote qualified special purpose entity used in the installment sale monetization of certain sales of forestry real estate in 2008. Prior to optional prepayment, in full, of the installment notes in August 2023, the Company recorded the accretion of investment income from its retained interest investment over the life of the retained interest using the effective yield method. During 2022, the Company had a gain on insurance recovery of $9.7 million and incurred loss from hurricane damage of less than $0.1 million, related to Hurricane Michael. In 2022, the Company closed out the insurance claim related to Hurricane Michael.

Miscellaneous (expense) income, net during the year ended December 31, 2024, includes $0.6 million net loss on disposal of assets. Miscellaneous (expense) income, net during the year ended December 31, 2023, includes $1.1 million the Company received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael in 2018. Miscellaneous (expense) income, net during 2023 and 2022, includes income of $0.4 million and $1.0 million, respectively, related to a gain on retained interest investment. Miscellaneous (expense) income, net during 2023, also includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael. Miscellaneous (expense) income, net also includes $2.6 million in 2022 received from the Pier Park CDD for repayment of subordinated notes, which have been fully repaid. Miscellaneous (expense) income, net during 2022, also includes expenses of $1.1 million for design costs no longer pursued and $0.6 million for a homeowner’s association special assessment.

19. Segment Information

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. The Company’s reportable segments are strategic business units that offer different

F 49

products and services. They are each managed separately and decisions about allocations of resources are determined by management based on these strategic business units.

The Company’s residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. The Company’s hospitality segment features a private membership club, hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, management services, marinas and other entertainment assets. The Company’s commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment oversees the planning, development, entitlement, management and sale of the Company’s commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. The commercial segment also manages the Company’s timber holdings, which includes growing and selling pulpwood, sawtimber and other products. All real estate assets and operations are in Northwest Florida.

The accounting policies of the segments are the same as those described herein. Total revenue represents sales to unaffiliated customers, as reported in the Company’s consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The Company uses total segment revenue, gross profit and income before income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The Company’s President, Chief Executive Officer and Chairman of the Board is the CODM. For the residential, hospitality and commercial segments, the CODM uses segment revenue, gross profit and income before income taxes and non-controlling interest to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment revenue and gross profit for evaluating product pricing and segment income before income taxes and non-controlling interest to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.

The Company does not allocate income taxes or unusual items to segments. In addition, not all segments have significant noncash items other than depreciation and amortization in reported profit or loss.

The captions entitled “Other” consists of mitigation credit, title and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Year Ended December 31,
	2024	2023	2022
Operating revenue:
Residential	$117,007	$155,820	$92,886
Hospitality	202,701	154,574	97,236
Commercial	78,575	74,437	59,379
Other	4,454	4,454	2,820
Consolidated operating revenue	$402,737	$389,285	$252,321

Cost of revenue:
Cost of residential revenue	$62,028	$77,946	$44,115
Cost of hospitality revenue	138,834	124,813	77,862
Cost of commercial revenue	31,595	30,300	21,786
Cost of other revenue	3,059	2,920	2,135
Consolidated cost of revenue	$235,516	$235,979	$145,898

F 50

	Year Ended December 31,
	2024	2023	2022
Gross profit:
Residential	$54,979	$77,874	$48,771
Hospitality	63,867	29,761	19,374
Commercial	46,980	44,137	37,593
Other	1,395	1,534	685
Consolidated gross profit	$167,221	$153,306	$106,423

Corporate and other operating expenses:
Residential	$4,712	$4,501	$3,901
Hospitality	1,535	1,820	1,179
Commercial	3,807	4,321	4,239
Other	15,196	13,155	12,749
Consolidated corporate and other operating expenses	$25,250	$23,797	$22,068

Depreciation, depletion and amortization:
Residential	$244	$211	$156
Hospitality	27,021	22,101	9,366
Commercial	18,736	16,056	12,968
Other	384	408	398
Consolidated depreciation, depletion and amortization	$46,385	$38,776	$22,888

Investment income, net:
Residential	$1,616	$1,691	$1,046
Hospitality	144	265	—
Commercial	54	49	33
Other (a)	11,690	11,277	8,783
Consolidated investment income, net	$13,504	$13,282	$9,862

Interest expense:
Residential	$392	$421	$484
Hospitality	11,776	9,657	1,709
Commercial	12,538	11,680	7,343
Other (b)	8,878	8,860	8,847
Consolidated interest expense	$33,584	$30,618	$18,383

Gain on contributions to unconsolidated joint ventures:
Residential	$10	$718	$939
Commercial (c)	—	—	1,799
Consolidated gain on contributions to unconsolidated joint ventures	$10	$718	$2,738

Equity in income (loss) from unconsolidated joint ventures:
Residential (d)	$29,271	$23,627	$3,859
Commercial (e) (f)	(5,693)	(926)	22,127
Consolidated equity in income from unconsolidated joint ventures	$23,578	$22,701	$25,986

F 51

	Year Ended December 31,
	2024	2023	2022
Other income (expense), net:
Residential	$167	$202	$(508)
Hospitality	(286)	(82)	1,807
Commercial (g)	(664)	30	(687)
Other (h)	37	3,095	12,335
Other (expense) income, net	$(746)	$3,245	$12,947

Income (loss) before income taxes:
Residential (d)	$80,696	$98,978	$49,566
Hospitality	23,393	(3,635)	8,929
Commercial (c) (e) (f) (g)	5,596	11,233	36,316
Other (a) (b) (h)	(11,337)	(6,515)	(194)
Consolidated income before income taxes	$98,348	$100,061	$94,617

	Year Ended December 31,
	2024	2023	2022
Capital expenditures:
Residential	$68,098	$74,362	$92,203
Hospitality (i)	27,964	72,275	171,056
Commercial	30,561	70,077	92,992
Other	2,746	1,047	441
Total capital expenditures	$129,369	$217,761	$356,692

	December 31,	December 31,
	2024	2023
Investment in unconsolidated joint ventures:
Residential	$53,399	$49,036
Commercial	13,055	17,320
Total investment in unconsolidated joint ventures	$66,454	$66,356

Total assets:
Residential	$241,435	$233,957
Hospitality	460,604	465,828
Commercial	515,955	511,978
Other	320,580	311,767
Total assets	$1,538,574	$1,523,530
(a)	Includes interest income from investments in SPEs of $8.0 million in each of 2024, 2023 and 2022.
(b)	Includes interest expense from Senior Notes issued by SPE of $8.9 million in 2024 and 2023 and $8.8 million in 2022.
(c)	Includes gains in 2022 of $1.4 million on land and impact fees contributed to the unconsolidated Pier Park RI JV and $0.4 million on land contributed to the unconsolidated Electric Cart Watersound JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(d)	Includes $29.3 million, $23.6 million and $3.9 million of equity in income from unconsolidated joint ventures during 2024, 2023 and 2022, respectively, related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(e)	Includes $4.4 million, $0.7 million and $0.3 million of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV during 2024, 2023 and 2022, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(f)	Includes a gain of $21.7 million in 2022 related to the sale of the Sea Sound JV assets. See Note 4. Joint Ventures and Note 18. Other Income, Net for additional information.
(g)	Includes income of $1.1 million in 2023 received from the Florida Division of Emergency Management’s TRBG program. See Note 18. Other Income, Net for additional information.

F 52

(h)	Includes gain on insurance recovery of $9.7 million in 2022 related to Hurricane Michael. See Note 18. Other Income, Net for additional information.
(i)	Includes $52.0 million related to the acquisition of The Pearl Hotel in 2022.

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

The Company is subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of its business, including litigation related to its prior development activities. The Company cannot make assurances that it will be successful in defending these matters. Based on current knowledge, the Company does not believe that loss contingencies arising from pending litigation, claims, other disputes and governmental proceedings, including those described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Company. However, in light of the inherent uncertainties involved in these matters, an adverse outcome in one or more of these matters could be material to the Company’s results of operations or cash flows for any particular reporting period.

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.3 million and $0.4 million as of December 31, 2024 and 2023, respectively. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third-party liability and property damage, including its timber assets.

In 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both December 31, 2024 and 2023, there was no balance outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is

F 53

sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

As of December 31, 2024 and 2023, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $53.1 million and $40.0 million, respectively, as well as standby letters of credit in the amount of $0.7 million and $0.2 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2024, the Company had a total of $37.7 million in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million, to a rate of 5.2%. As of December 31, 2024 and 2023, $13.2 million and $13.5 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 6. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of December 31, 2024 and 2023, $41.2 million and $37.4 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. During the first quarter of 2024, the Company’s liability as guarantor under the loan was reduced to 50% of the outstanding principal amount upon issuance of the certificate of occupancy and other required permits and will be further reduced to 25% and a further 0% of the outstanding principal balance upon reaching and maintaining certain debt service coverage. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of December 31, 2024 and 2023, $41.7 million and $38.1 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned

F 54

subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of both December 31, 2024 and 2023, $4.4 million was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2024 and 2023. As of both December 31, 2024 and 2023, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the consolidated balance sheets.

As part of a certain sale of forestry land in 2014, the Company generated significant tax gains. The installment note’s structure allowed the Company to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. The Company has a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to the Company, which can be used to pay a portion of the tax liability. See Note 6. Financial Instruments and Fair Value Measurements and Note 13. Income Taxes for additional information.

21. Related Party Transactions

The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.7 million, $1.2 million and $1.6 million, respectively, related to revenues from these transactions. As of December 31, 2024, receivables with unconsolidated JVs were less than $0.1 million. There were no receivables with unconsolidated JVs as of December 31, 2023.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $2.4 million, $2.0 million and $1.2 million during the years ended December 31, 2024, 2023 and 2022, respectively.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of $3.8 million, $3.7 million and $1.9 million during the years ended December 31, 2024, 2023 and 2022, respectively, which were primarily included in investment in real estate, net on the consolidated balance sheets. As of December 31, 2024 and 2023, $0.5 million and $0.3 million, respectively, were payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

22. Subsequent Events

On February 26, 2025, the Company’s Board of Directors declared a cash dividend of $0.14 per share on the Company’s common stock, payable on March 27, 2025, to shareholders of record as of the close of business on March 10, 2025.

F 55

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollars in thousands, unless otherwise stated)

		Initial Cost to Company (b)			Gross Amount as of December 31, 2024
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Residential developments
Bay County, FL	$15	$2,626	$—	$80,623	$83,249	$—	$83,249	$—	through 2024
Gulf County, FL	—	4,000	—	25,681	29,681	—	29,681	—	through 2024
Walton County, FL	—	—	—	32,234	32,234	—	32,234	—	through 2024
Franklin and Leon Counties, FL	1,365	8,873	—	(4,803)	4,070	—	4,070	—	through 2022
Residential operating property	—	6,247	9,549	(5,277)	6,527	3,992	10,519	2,172	2004 - 2007, 2011 - 2012, 2018, 2023
Hospitality
WaterColor Hospitality	—	1,137	17,984	12,586	2,639	29,068	31,707	12,461	2002, 2013, 2022, 2024
The Pearl Hotel	34,040	10,518	38,742	—	10,518	38,742	49,260	2,182	2022
Embassy Suites by Hilton Panama City Beach Resort (e)	50,882	5,500	57,962	—	5,500	57,962	63,462	3,144	2023
The Lodge 30A (e)	14,130	3,303	12,339	—	3,303	12,339	15,642	760	2023
Hotel Indigo/Harrison's Kitchen & Bar (f)	19,857	2,426	30,758	92	2,518	30,758	33,276	1,592	2022-2023
Hilton Garden Inn Panama City Airport	11,717	1,693	17,101	—	1,693	17,101	18,794	1,878	2021
Homewood Suites by Hilton Panama City Beach	15,473	1,953	20,193	22	1,975	20,193	22,168	1,780	2022
Home2 Suites by Hilton Santa Rosa Beach	12,307	2,304	14,959	—	2,304	14,959	17,263	772	2023
Watersound Club - Camp Creek Inn, amenity and golf course	27,377	34,475	46,892	319	34,794	46,892	81,686	11,512	2001, 2023
Watersound Club other	—	41,274	20,325	3,306	45,445	19,460	64,905	18,053	2006, 2007, 2018, 2019, 2024
Marinas	—	24,828	11,098	202	25,979	10,149	36,128	3,746	2022
Other	3,156	11,597	13,208	(2,463)	9,817	12,525	22,342	4,384	2008, 2010, 2016, 2019 - 2020
Commercial
Leasing properties:
Pier Park North (e)	40,370	13,175	35,243	4,072	13,320	39,170	52,490	18,045	2014 - 2017
VentureCrossings	—	7,199	29,824	(1,791)	5,717	29,515	35,232	10,117	2012, 2017, 2019
FSU/TMH Medical Campus	—	8,428	21,317	4	8,432	21,317	29,749	565	2024
Watersound Origins Crossings (e)	51,953	6,853	33,912	12	6,859	33,918	40,777	4,366	2020 - 2021
Pier Park Crossings (e)	34,153	8,456	28,663	—	8,456	28,663	37,119	5,930	2019 - 2020
Pier Park Crossings Phase II (e)	21,796	3,567	15,587	—	3,567	15,587	19,154	2,285	2020
Mexico Beach Crossings (e)	43,069	10,951	33,864	—	10,951	33,864	44,815	1,834	2023
North Bay Landing	22,746	3,502	34,383	38	3,540	34,383	37,923	2,240	2022-2023
Origins Crossings Townhomes	—	2,944	18,352	—	2,944	18,352	21,296	1,628	2022-2023
Watercrest (e)	19,555	3,083	18,475	11	3,094	18,475	21,569	2,389	2020

F 56

		Initial Cost to Company (b)			Gross Amount as of December 31, 2024
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Self-Storage	3,360	1,003	6,188	—	1,311	5,880	7,191	628	2021
Beckrich Office Park	5,014	2,200	13,298	340	2,223	13,615	15,838	2,401	2017, 2020
Watersound Town Center	8,086	13,906	51,590	17	13,916	51,597	65,513	3,913	2020 - 2024
Watersound West Bay, WindMark Beach, WaterColor and WaterSound Gatehouse Town centers	—	7,853	13,901	2,761	8,050	16,465	24,515	12,769	2001 - 2007, 2016, 2024
Other leasing	2,295	5,457	16,795	450	5,878	16,824	22,702	6,425	through 2023
Commercial developments	—	31,028	—	29,476	60,504	—	60,504	35	through 2024
Forestry and other unimproved land	—	6,542	1,774	17,393	23,935	1,774	25,709	2,282	N/A
Mitigation banks and other	—	—	—	4,234	4,234	—	4,234	—	through 2024
Total	$442,716	$298,901	$684,276	$199,539	$489,177	$693,539	$1,182,716	$142,288
*	Excludes unconsolidated JVs.
(a)	All real estate properties are located in Northwest Florida.
(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.
(d)	Depreciation is computed based on the following estimated useful lives. See Note 2. Significant Accounting Policies for additional information.
(i)	Land improvements 15 – 20 years
(ii)	Buildings 20 – 40 years
(iii)	Building improvements 5 – 25 years
(iv)	Leasehold improvements 2 – 25 years (shorter of the minimum lease term or the estimated useful life)
(e)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(f)	Properties are located on leased land.

Notes:

(A)	The aggregate cost of real estate owned as of December 31, 2024 for federal income tax purposes is approximately $976.6 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of the year	$1,137,092	$1,092,229	$777,279
Amounts capitalized	118,762	165,474	379,183
Impairments	—	—	—
Cost of real estate sold	(65,151)	(82,610)	(48,646)
Amounts retired or adjusted (a)	(7,987)	(38,001)	(15,587)
Balance at the end of the year	$1,182,716	$1,137,092	$1,092,229
(a)	Includes transfers of operating property to property and equipment, net.

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31, 2024	December 31, 2023	December 31, 2022
Balance at beginning of the year	$118,474	$95,968	$87,168
Depreciation expense	27,092	22,734	13,886
Amounts retired or adjusted	(3,278)	(228)	(5,086)
Balance at the end of the year	$142,288	$118,474	$95,968

F 57

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2024

(Dollars in thousands)

Principal Amount
of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description of Note Receivable (a)	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
Secured revolving promissory note with unconsolidated Latitude Margaritaville Watersound JV, homesite development	5.0%	June 2025	P&I(b)	$—	$—	$—	$—
Total (c)				$—	$—	$—	$—
(a)	All seller financed properties are located in Northwest Florida.
(b)	Principal and interest due at closing of each residential home to a third party. On the maturity date, all outstanding principal, all accrued interest and any other customary charges shall be due and payable in full. See Note 4. Joint Ventures and Note 20. Commitments and Contingencies for additional information related to the revolving promissory note.
(c)	The aggregate cost for federal income tax purposes approximates the amount of unpaid principal.

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2024	2023	2022
Balance at beginning of the year	$—	$1,315	$11,942
Additions during the year - new mortgage loans	—	—	—
Deductions during the year:
Collections of principal	—	1,315	10,699
Foreclosures	—	—	—
Other	—	—	(72)
Balance at the end of the year	$—	$—	$1,315

F 58