Form 10-Q
period 2025-03-31
ST JOE Co
filed 2025-04-23
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 21, 2025, there were 58,222,315 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$1,047,039	$1,040,428
Investment in unconsolidated joint ventures	71,844	66,454
Cash and cash equivalents	94,535	88,756
Other assets	74,666	80,318
Property and equipment, net of accumulated depreciation of $100,035 and $95,339 as of March 31, 2025 and December 31, 2024, respectively	56,188	59,107
Investments held by special purpose entities	203,115	203,511
Total assets	$1,547,387	$1,538,574
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$434,824	$437,754
Accounts payable and other liabilities	62,052	53,969
Deferred revenue	60,901	59,274
Deferred tax liabilities, net	71,990	72,358
Senior Notes held by special purpose entity	178,567	178,484
Total liabilities	808,334	801,839

Commitments and contingencies (Note 17)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,345,929 and 58,326,521 issued at March 31, 2025 and December 31, 2024, respectively; and 58,222,315 and 58,326,521 outstanding at March 31, 2025 and December 31, 2024, respectively	268,978	268,668
Retained earnings	463,488	454,193
Accumulated other comprehensive income	1,114	1,419
Treasury stock at cost, 123,614 shares held at March 31, 2025	(5,728)	—
Total stockholders’ equity	727,852	724,280
Non-controlling interest	11,201	12,455
Total equity	739,053	736,735
Total liabilities and equity	$1,547,387	$1,538,574

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures (“JV”), which, as of March 31, 2025 and December 31, 2024, include the Pier Park North JV (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of December 31, 2024, condensed consolidated balances attributable to the Company’s consolidated JVs also include Watersound Closings & Escrow, LLC (“Watersound Closings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 8. Debt, Net.

	March 31,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$254,311	$256,275
Cash and cash equivalents	4,972	4,458
Other assets	10,883	14,288
Property and equipment, net	16,118	17,487
Investments held by special purpose entities	203,115	203,511
Total assets	$489,399	$496,019
LIABILITIES
Debt, net	$270,866	$272,102
Accounts payable and other liabilities	6,148	7,401
Deferred revenue	234	279
Senior Notes held by special purpose entity	178,567	178,484
Total liabilities	$455,815	$458,266

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Real estate revenue	$38,319	$34,188
Hospitality revenue	39,636	39,257
Leasing revenue	16,242	14,342
Total revenue	94,197	87,787
Expenses:
Cost of real estate revenue	18,839	16,033
Cost of hospitality revenue	32,404	30,343
Cost of leasing revenue	7,350	7,175
Corporate and other operating expenses	6,580	7,102
Depreciation, depletion and amortization	12,130	11,182
Total expenses	77,303	71,835
Operating income	16,894	15,952
Other income (expense):
Investment income, net	3,428	3,441
Interest expense	(7,775)	(8,553)
Gain on contributions to unconsolidated joint ventures	—	14
Equity in income from unconsolidated joint ventures	10,159	7,360
Other expense, net	(230)	(463)
Total other income, net	5,582	1,799
Income before income taxes	22,476	17,751
Income tax expense	(5,808)	(4,649)
Net income	16,668	13,102
Net loss attributable to non-controlling interest	793	813
Net income attributable to the Company	$17,461	$13,915

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.30	$0.24
Diluted	$0.30	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,244,040	58,320,489
Diluted	58,257,920	58,341,335

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income:	$16,668	$13,102
Other comprehensive (loss) income:
Interest rate swaps	(213)	751
Interest rate swap - unconsolidated joint venture	(2)	93
Reclassification of net realized gain included in earnings	(355)	(485)
Total before income taxes	(570)	359
Income tax benefit (expense)	103	(67)
Total other comprehensive (loss) income, net of tax	(467)	292
Total comprehensive income, net of tax	16,201	13,394
Total comprehensive loss attributable to non-controlling interest	955	719
Total comprehensive income attributable to the Company	$17,156	$14,113

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735
Capital distributions to non-controlling interest	—	—	—	—	—	(299)	(299)
Issuance of restricted stock	19,408	—	—	—	—	—	—
Stock based compensation expense	—	310	—	—	—	—	310
Repurchase of common stock, including excise tax	(123,614)	—	—	—	(5,728)	—	(5,728)
Dividends ($0.14 per share)	—	—	(8,166)	—	—	—	(8,166)
Other comprehensive loss, net of tax	—	—	—	(305)	—	(162)	(467)
Net income (loss)	—	—	17,461	—	—	(793)	16,668
Balance at March 31, 2025	58,222,315	$268,978	$463,488	$1,114	$(5,728)	$11,201	$739,053

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	—	(239)	(239)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—	—
Stock based compensation expense	—	231	—	—	—	—	231
Dividends ($0.12 per share)	—	—	(7,006)	—	—	—	(7,006)
Other comprehensive income, net of tax	—	—	—	198	—	94	292
Net income (loss)	—	—	13,915	—	—	(813)	13,102
Balance at March 31, 2024	58,397,506	$271,079	$417,280	$2,041	$—	$14,470	$704,870

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$16,668	$13,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	12,130	11,182
Stock based compensation	310	231
Equity in income from unconsolidated joint ventures	(10,159)	(7,360)
Distribution of earnings from unconsolidated joint ventures	7,074	4,148
Deferred income tax	(264)	719
Cost of real estate sold	17,591	14,829
Expenditures for and acquisition of real estate to be sold	(27,177)	(17,180)
Accretion income and other	(574)	(456)
Amortization of debt issuance costs	232	250
Loss on disposal of property and equipment	46	528
Gain on contributions to unconsolidated joint ventures	—	(14)
Gain on insurance for damage to property and equipment, net	—	(178)
Loss on extinguishment of debt	47	—
Changes in operating assets and liabilities:
Other assets	3,832	2,112
Deferred revenue	1,667	1,866
Accounts payable and other liabilities	7,593	3,829
Net cash provided by operating activities	29,016	27,608
Cash flows from investing activities:
Expenditures for operating property	(4,402)	(11,890)
Expenditures for property and equipment	(1,168)	(2,384)
Proceeds from the disposition of assets	59	74
Proceeds from insurance claims	—	178
Capital contributions to unconsolidated joint ventures	(1,479)	(1,156)
Capital distributions from unconsolidated joint ventures	—	75
Maturities of assets held by special purpose entities	416	414
Net cash used in investing activities	(6,574)	(14,689)
Cash flows from financing activities:
Capital distributions to non-controlling interest	(299)	(239)
Repurchase of common stock	(5,685)	—
Dividends paid	(8,157)	(7,001)
Borrowings on debt	27,832	91
Principal payments for debt	(30,378)	(2,269)
Principal payments for finance leases	(33)	(43)
Debt issuance costs	(384)	—
Net cash used in financing activities	(17,104)	(9,461)
Net increase in cash, cash equivalents and restricted cash	5,338	3,458
Cash, cash equivalents and restricted cash at beginning of the period	96,316	90,770
Cash, cash equivalents and restricted cash at end of the period	$101,654	$94,228

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

	March 31,	March 31,
	2025	2024
Cash and cash equivalents	$94,535	$89,768
Restricted cash included in other assets	7,119	4,460
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$101,654	$94,228

Restricted cash includes amounts reserved as a requirement of financing, development for certain of the Company’s projects or long-term mitigation bank management.

	Three Months Ended
	March 31,
	2025	2024
Cash paid during the period for:
Interest, net of amounts capitalized	$9,743	$10,428
Federal income taxes, net	$4,500	$5,000
State income taxes, net	$1,150	$—

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$—	$(106)
Increase in Community Development District debt, net	$—	$357
Transfers of expenditures for operating property to property and equipment	$468	$1,173
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$1,317	$915
Unrealized (loss) gain on cash flow hedges	$(215)	$751

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a diversified Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 87% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of Mexico.

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 16. Segment Information for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2024 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2024 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, equity or net income. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

The unaudited interim condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation of the information contained herein. The unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company adheres to the same accounting policies in preparation of its unaudited interim condensed consolidated financial statements as the Company’s December 31, 2024 annual financial statements, except for any recently adopted accounting pronouncements. As required under GAAP, interim accounting for certain expenses, including income taxes, are based on full year assumptions. For interim financial reporting purposes, income taxes are recorded based upon estimated annual income tax rates.

Concentration of Risks and Uncertainties

All of the Company’s real estate assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

Throughout the first three months of 2025, the Company continued to generate positive financial results. While macroeconomic factors such as tariffs, inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

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

The Company’s operations may be affected by seasonal fluctuations. The revenues and earnings from the Company’s business segments may vary significantly from period to period. Homebuilders tend to buy multiple homesites in sporadic transactions. In addition, homesite prices vary significantly by community, which further impacts period over period results. Therefore, there may be reporting periods in which the Company has no, or significantly less, revenue from residential or commercial real estate sales. The Company may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes or public health emergencies may dramatically change demand and pricing for products and services.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of March 31, 2025, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of March 31, 2025, the Company had $59.0 million invested in short-term U.S. Treasury Bills and $3.1 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the three months ended March 31, 2025 and 2024, the Company had 60,217 and 65,688, respectively, unvested shares of restricted stock. For the three months ended March 31, 2025 and 2024, 46,337 and 44,842, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 13. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2025	2024

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$17,461	$13,915

Shares
Weighted average shares outstanding - basic	58,244,040	58,320,489
Incremental shares from restricted stock	13,880	20,846
Weighted average shares outstanding - diluted	58,257,920	58,341,335

Net income per share attributable to the Company
Basic income per share	$0.30	$0.24
Diluted income per share	$0.30	$0.24

Recently Adopted Accounting Pronouncements

There have been no recently adopted accounting pronouncements which would have a material effect on the Company’s financial condition, results of operations and cash flows other than those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	March 31,	December 31,
	2025	2024
Development property:
Residential	$156,904	$149,499
Hospitality	12,530	13,342
Commercial	81,454	78,453
Other	4,515	4,234
Total development property	255,403	245,528

Operating property:
Residential	10,254	10,254
Hospitality	445,479	443,291
Commercial	485,399	483,643
Total operating property	941,132	937,188
Less: Accumulated depreciation	149,496	142,288
Total operating property, net	791,636	794,900
Investment in real estate, net	$1,047,039	$1,040,428

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of March 31, 2025 and December 31, 2024, operating property, net related to operating leases was $392.2 million and $395.2 million, respectively.

4. Joint Ventures

The Company enters into JVs, from time to time, for the purpose of developing real estate and other business activities in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of voting interest entities where the Company has a majority voting interest or control and VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 8. Debt, Net and Note 17. Commitments and Contingencies for additional information. The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs and incurs expense for leasing management services from the Company’s unconsolidated Watersound Management, LLC (“Watersound Management JV”), see Note 18. Related Party Transactions for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of March 31, 2025 and December 31, 2024.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an 85-room boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a 255-room Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. In the first quarter of 2025, the Watersound Closings JV ceased operations of its business, distributed final partner equity and transitioned future business to Watersound Title Agency, LLC, a wholly-owned subsidiary of the Company.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of March 31, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of March 31, 2025 and December 31, 2024, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of March 31, 2025 and December 31, 2024.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents details of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	March 31,	December 31,
	2025	2024
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$59,623	$53,399
Watersound Fountains Independent Living JV	4,311	3,857
Pier Park TPS JV (a)	—	—
Pier Park RI JV	4,110	5,211
Busy Bee JV	2,469	2,642
Electric Cart Watersound JV	776	781
Watersound Management JV	555	564
Total investment in unconsolidated joint ventures	$71,844	$66,454

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (b) (c)	$25,904	$41,246
Watersound Fountains Independent Living JV (c)	42,075	41,683
Pier Park TPS JV (c)	13,069	13,161
Pier Park RI JV	24,948	24,948
Busy Bee JV	5,280	5,365
Electric Cart Watersound JV (c)	4,796	4,838
Total outstanding debt principal of unconsolidated JVs	$116,072	$131,241
(a)	As of March 31, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture was below zero due to cash distributions and depreciation and amortization expense. As of March 31, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture is included within accounts payable and other liabilities on the condensed consolidated balance sheets.
(b)	See Note 17. Commitments and Contingencies for additional information on the $10.0 million secured revolving promissory note the Company entered into with the unconsolidated Latitude Margaritaville Watersound JV.
(c)	See Note 17. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $26.3 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of March 31, 2025. During the three months ended March 31, 2025 and 2024, the Company received distributions from unconsolidated JVs totaling $7.1 million and $4.2 million, respectively. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of March 31, 2025 was $120.4 million, which includes the carrying amounts of the investments, guarantees, promissory note receivable, other receivables and derivative instruments. See Note 17. Commitments and Contingencies for additional information related to the promissory note receivable and debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents details of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended March 31,
	2025	2024
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$12,700	$8,279
Watersound Fountains Independent Living JV (b)	(1,026)	(726)
Pier Park TPS JV	(273)	(213)
Pier Park RI JV (c)	(1,100)	—
Busy Bee JV (d)	(173)	21
Electric Cart Watersound JV (e)	(5)	(25)
Watersound Management JV	36	24
Total equity in income from unconsolidated joint ventures	$10,159	$7,360
(a)	During the three months ended March 31, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 192 and 177 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. Activity in the current period primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	March 31, 2025
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$120,780	(a)	$50,075	$11,872	$32,777	$8,049	$5,091	$—	$228,644
Cash and cash equivalents	45,187		2,100	244	301	725	726	97	49,380
Other assets	1,054		793	282	199	2,010	761	25	5,124
Total assets	$167,021		$52,968	$12,398	$33,277	$10,784	$6,578	$122	$283,148

LIABILITIES AND EQUITY
Debt, net	$25,764		$41,885	$13,010	$24,691	$5,280	$4,735	$—	$115,365
Accounts payable and other liabilities	40,166		2,758	288	365	549	322	—	44,448
Equity (deficit)	101,091		8,325	(900)	8,221	4,955	1,521	122	123,335
Total liabilities and equity	$167,021		$52,968	$12,398	$33,277	$10,784	$6,578	$122	$283,148
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

	December 31, 2024
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$157,336	(a)	$50,822	$12,231	$34,576	$8,144	$5,154	$—	$268,263
Cash and cash equivalents	27,706		405	279	529	915	656	104	30,594
Other assets	2,092		382	428	235	1,921	824	33	5,915
Total assets	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772

LIABILITIES AND EQUITY
Debt, net	$41,054		$41,482	$13,102	$24,608	$5,365	$4,775	$—	$130,386
Accounts payable and other liabilities	59,832		2,794	128	310	382	328	—	63,774
Equity (deficit)	86,248		7,333	(292)	10,422	5,233	1,531	137	110,612
Total liabilities and equity	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended March 31, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total
Total revenue	$116,402	$741	$647	$784	$2,922		$1,073	$663	$123,232
Expenses:
Cost of revenue	86,202	1,215	664	703	2,919		953	591	93,247
Other operating expenses	4,711	—	—	—	—		—	—	4,711
Depreciation and amortization	132	752	360	1,167	134		62	—	2,607
Total expenses	91,045	1,967	1,024	1,870	3,053		1,015	591	100,565
Operating income (loss)	25,357	(1,226)	(377)	(1,086)	(131)		58	72	22,667
Other (expense) income:
Interest expense	—	(687)	(169)	(411)	(34)		(73)	—	(1,374)
Other income (expense), net	43	5	—	(704)	(112)	(d)	6	—	(762)
Total other income (expense), net	43	(682)	(169)	(1,115)	(146)		(67)	—	(2,136)
Net income (loss)	$25,400	$(1,908)	$(546)	$(2,201)	$(277)		$(9)	$72	$20,531
(a)	The Latitude Margaritaville Watersound JV completed 192 home sale transactions during the three months ended March 31, 2025.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Three Months Ended March 31, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$90,209	$96	$768	$—	$3,151		$925	$612	$95,761
Expenses:
Cost of revenue	68,964	737	649	—	3,074		827	565	74,816
Other operating expenses	4,586	—	—	—	—		—	—	4,586
Depreciation and amortization	133	218	360	—	133		62	—	906
Total expenses	73,683	955	1,009	—	3,207		889	565	80,308
Operating income (loss)	16,526	(859)	(241)	—	(56)		36	47	15,453
Other (expense) income:
Interest expense	—	(500)	(189)	—	(42)		(84)	—	(815)
Other income, net	32	9	4	—	89	(d)	—	—	134
Total other income (expense), net	32	(491)	(185)	—	47		(84)	—	(681)
Net income (loss)	$16,558	$(1,350)	$(426)	$—	$(9)		$(48)	$47	$14,772
(a)	The Latitude Margaritaville Watersound JV completed 177 home sale transactions during the three months ended March 31, 2024.
(b)	The community opened in March 2024. Activity includes pre-opening and lease-up expenses for the project.
(c)	The project was under construction with no income or loss for the three months ended March 31, 2024.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of March 31, 2025, the Latitude Margaritaville Watersound JV had 264 homes under contract and has completed 1,855 home sale transactions of the total estimated 3,500 homes planned in the community. As of March 31, 2025 and December 31, 2024, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $59.6 million and $53.4 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions. During the three months ended March 31, 2025 and 2024, the Company received $7.0 million and $4.1 million, respectively, of cash distributions from the JV. As of March 31, 2025, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. As of March 31, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being distributed at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, has provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. As of both March 31, 2025 and December 31, 2024, there was no balance outstanding on the Latitude JV Note. Future advances, if any, will be repaid by the JV as each home is sold. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to the revolving promissory note and guaranty by the Company.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the

Watersound Origins residential community. The community opened in March 2024. As of March 31, 2025 and December 31, 2024, the Company owned a 53.8% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. As of March 31, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.5% and matures in August 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of both March 31, 2025 and December 31, 2024, $24.9 million was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of March 31, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of both March 31, 2025 and December 31, 2024, $4.8 million was outstanding on the Busy Bee JV Construction Loan. As of both March 31, 2025 and December 31, 2024, $0.5 million was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center showroom opened in June 2024 on property leased to the JV by the Company. As of March 31, 2025 and December 31, 2024, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of March 31, 2025 and December 31, 2024, the Electric Cart Watersound JV had $2.2 million and $2.4 million, respectively, of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of both March 31, 2025 and December 31, 2024, the JV had an outstanding principal balance of $0.5 million on these line of credit facilities. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of March 31, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. During each of the three months ended March 31, 2025 and 2024, the Company received less than $0.1 million of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 18. Related Party Transactions for additional information.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	March 31, 2025
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$3,063	$—	$—	$3,063
U.S. Treasury Bills	58,962	—	—	58,962
	$62,025	$—	$—	$62,025

	December 31, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$2,408	$—	$—	$2,408
U.S. Treasury Bills	58,971	—	—	58,971
	$61,379	$—	$—	$61,379

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	March 31, 2025	March 31, 2025	December 31, 2024	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$40.5	$2,022	$2,560	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.1	$77	$108	2	Accounts payable and other liabilities
(a)	See Note 8. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended March 31,
	2025	2024
Amount of net (loss) gain recognized in other comprehensive income	$(215)	$844
Amount of net gain reclassified into interest expense	$(326)	$(438)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$(29)	$(47)

As of March 31, 2025, based on current value, the Company expects to reclassify $1.2 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 12. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three months ended March 31, 2025 and 2024. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	March 31, 2025			December 31, 2024
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$2,751	$2,715	1	$3,143	$3,078	1

Senior Notes held by SPE	$178,567	$180,373	3	$178,484	$178,473	3

Debt
Fixed-rate debt	$284,510	$236,934	2	$258,135	$206,775	2
Variable-rate debt	155,659	155,659	2	184,581	184,581	2
Total debt	$440,169	$392,593		$442,716	$391,356

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of March 31, 2025, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $2.7 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of March 31, 2025 consist of $178.6 million, net of the $1.4 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended March 31,
	2025	2024
Leasing revenue
Lease payments	$13,671	$12,053
Variable lease payments	2,571	2,289
Total leasing revenue	$16,242	$14,342

Minimum future base rental revenue on non-cancelable leases subsequent to March 31, 2025, for the years ending December 31 are:

2025	$25,725
2026	18,988
2027	16,222
2028	12,860
2029	9,843
Thereafter	38,882
$122,520

The Company as Lessee

As of March 31, 2025, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$50	$41
Interest on lease liability	8	5
Operating lease cost	552	197
Variable and short-term lease cost	268	243
Total lease cost	$878	$486

Other information
Weighted-average remaining lease term - finance lease (in years)	2.3	2.8
Weighted-average remaining lease term - operating leases (in years)	2.6	2.2
Weighted-average discount rate - finance lease	5.5%	5.3%
Weighted-average discount rate - operating leases	5.0%	5.0%

The aggregate payments of finance and operating lease liabilities subsequent to March 31, 2025, for the years ending December 31 are:

	Finance Leases	Operating Leases
2025	$183	$1,638
2026	224	2,098
2027	201	69
2028	81	58
2029	11	55
Thereafter	—	276
Total	700	4,194
Less imputed interest	(62)	(287)
Total lease liabilities	$638	$3,907

7. Other Assets

Other assets consist of the following:

	March 31,	December 31,
	2025	2024
Accounts receivable, net	$14,076	$14,590
Homesite sales receivable	25,245	25,788
Inventory	4,594	4,036
Prepaid expenses	11,024	12,556
Straight-line rent	3,055	2,996
Operating lease right-of-use assets	3,944	4,417
Restricted cash	7,119	7,560
Other assets	4,674	5,437
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$74,666	$80,318

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include leasing receivables, membership fees, hospitality receivables and other receivables. Accounts receivable, net had opening balances of $14.6 million and $20.3 million, as of January 1, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, accounts receivable, net includes $7.1 million and $7.5 million, respectively, of club membership initiation fee installments receivable.

At each reporting period, accounts receivable in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. As of both March 31, 2025 and December 31, 2024, accounts receivable, net were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.3 million. During the three months ended March 31, 2025 and 2024, allowance for credit losses and allowance for leases related to accounts receivable, net decreased $0.1 million and increased $0.1 million, respectively.

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

The following table presents the changes in homesite sales receivable:

	March 31,	March 31,
	2025	2024
Balance at beginning of period	$25,788	$29,862
Increases due to revenue recognized for homesites sold	1,646	2,834
Decreases due to amounts received	(2,189)	(2,277)
Balance at end of period	$25,245	$30,419

Prepaid Expenses

Prepaid expenses as of March 31, 2025 and December 31, 2024, include commercial leasing related prepaid expenses of $4.5 million and $4.7 million, respectively, and prepaid insurance of $2.4 million and $4.7 million, respectively, as well as other prepaid items.

Restricted Cash

Restricted cash as of March 31, 2025 and December 31, 2024, includes cash and escrow deposits primarily related to requirements for financing, development for certain of the Company’s projects or long-term mitigation bank management.

Other Assets

Other assets as of March 31, 2025 and December 31, 2024, include $2.0 million and $2.6 million, respectively, for the fair value of derivative assets. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

8. Debt, Net

Debt consists of the following:

			Effective Rate
			March 31,	March 31,	December 31,
	Maturity Date	Interest Rate Terms	2025	2025	2024
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,799	$51,953
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.9%	50,622	50,882
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,954	43,069
PPN JV Loan	November 2025	Fixed	4.1%	40,084	40,370
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	34,020	34,153
Pearl Hotel Loan	December 2032	Fixed	6.3%	33,670	34,040
North Bay Landing Loan (insured by HUD) (b)	March 2060	Fixed	5.9%	27,800	22,746
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	6.4%	27,243	27,377
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,689	21,796
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.8%	19,649	19,857
Watercrest JV Loan	June 2047	SOFR plus 2.2%	6.5%	19,416	19,555
Breakfast Point Hotel Loan	November 2042	Fixed (c)	6.0%	15,349	15,473
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,994	14,130
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	6.4%	12,307	12,307
Airport Hotel Loan	February 2030 (d)	SOFR plus 2.1%, floor 3.0%	6.4%	11,603	11,717
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	6.4%	8,048	8,086
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	6.1%	5,014	5,014
Community Development District debt	May 2025-May 2039	Fixed	3.6 to 6.0%	3,151	3,151
Beach Homes Loan	May 2029	SOFR plus 1.7%	6.0%	1,132	1,385
WaterColor Crossings Loan	February 2029	SOFR plus 1.8%	6.1%	625	1,043
Self-Storage Facility Loan (e)	N/A	N/A	N/A	—	3,360
Pier Park Outparcel Loan (e)	N/A	N/A	N/A	—	1,252
Total principal outstanding				440,169	442,716
Unamortized discount and debt issuance costs				(5,345)	(4,962)
Total debt, net				$434,824	$437,754
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.
(b)	In February 2025, the North Bay Landing Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.5%, with a floor of 3.2% and a maturity date of March 2026.
(c)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(d)	In February 2025, the Airport Hotel Loan maturity date was extended to February 2030.
(e)	In the first quarter of 2025, the loan was paid in full.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of March 31, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 73.8% includes fixed or swapped interest rates, and the average remaining life was 18.8 years.

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

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). The loan was entered into to finance the construction of a hotel in the Pier Park area of Panama City Beach, Florida. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2027. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, the Company and the Company’s JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, the Company’s liability under the Pier Park Resort Hotel JV Loan can be released upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD, to finance the construction of a multi-family community in Mexico Beach, Florida (the “Mexico Beach Crossings JV Loan”). The loan provides for monthly principal and interest payments through maturity in March 2064. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a loan, as amended, to finance the construction of a multi-family community in Panama City, Florida (the “North Bay Landing Loan”). In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During the three months ended March 31, 2025, the Company incurred $0.5 million of loan costs due to the refinance. The three months ended March 31, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income.

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

In 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor can be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability will be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of a hotel in Panama City, Florida (the “Airport Hotel Loan”). The loan provided for monthly principal and interest payments with a final balloon payment at maturity. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the three months ended March 31, 2025, the Company incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $9.5 million and $9.6 million as of March 31, 2025 and December 31, 2024, respectively. The Company pays interest on this total outstanding CDD debt.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan, to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). In the first quarter of 2025, the loan was paid in full.

In 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Loan”). In the first quarter of 2025, the loan was paid in full.

The Company’s financing agreements are subject to various customary debt covenants and as of both March 31, 2025 and December 31, 2024, the Company was in compliance with the financial debt covenants.

As of March 31, 2025, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $540.0 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to March 31, 2025, for the years ending December 31 are:

2025	$47,346
2026	9,735
2027	69,185
2028	36,963
2029	13,329
Thereafter	263,611
$440,169

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	March 31,	December 31,
	2025	2024
Accounts payable	$25,986	$22,847
Income tax payable	2,271	1,849
Finance lease liabilities	638	406
Operating lease liabilities	3,907	4,366
Accrued compensation	5,581	7,635
Other accrued liabilities	7,818	4,982
Club membership deposits	3,155	3,155
Advance deposits	11,983	5,879
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total accounts payable and other liabilities	$62,052	$53,969

Accounts payable as of March 31, 2025 and December 31, 2024, primarily include payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $2.5 million of accrued property taxes as of March 31, 2025, which are generally paid annually in November. As of December 31, 2024, the Company had no accrued property taxes.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

10. Deferred Revenue

As of March 31, 2025 and December 31, 2024, deferred revenue includes club initiation fees of $45.6 million and $45.9 million, respectively, and other deferred revenue of $15.3 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	March 31,	March 31,
	2025	2024
Balance at beginning of period	$45,885	$48,742
New club memberships	3,243	5,022
Revenue from amounts included in contract liability opening balance	(3,493)	(3,105)
Revenue from current period new memberships	(82)	(262)
Balance at end of period	$45,553	$50,397

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of March 31, 2025, remaining performance obligations were $45.6 million, of which the Company expects to recognize as revenue $9.1 million in 2025, $21.7 million in 2026 through 2027, $13.5 million in 2028 through 2029 and $1.3 million thereafter.

Other deferred revenue as of both March 31, 2025 and December 31, 2024, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

11. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of March 31, 2025 and 2024 to pre-tax income as a result of the following:

	Three Months Ended March 31,
	2025		2024
U.S. federal statutory tax rate	$4,720	21.0%	$3,898	21.0%
State and local income taxes, net of federal income tax effect (a)	991	4.4%	813	4.4%
Energy related tax credits	—	—%	(48)	(0.3)%
Nontaxable or nondeductible and other items	97	0.4%	(14)	(0.1)%
Total income tax expense	$5,808	25.8%	$4,649	25.0%
(a)	State taxes in Florida make up all of the tax effect in this category.

As of March 31, 2025 and December 31, 2024, the Company had income tax payable of $2.3 million and $1.8 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both March 31, 2025 and December 31, 2024, the Company did not have a valuation allowance.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of March 31, 2025 or December 31, 2024.

12. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2024	$1,419	$1,419
Other comprehensive loss before reclassifications	(177)	(177)
Amounts reclassified from accumulated other comprehensive income	(290)	(290)
Other comprehensive loss	(467)	(467)
Less: Other comprehensive loss attributable to non-controlling interest	162	162
Accumulated other comprehensive income as of March 31, 2025	$1,114	$1,114

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended March 31, 2025
	Before-	Tax	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$(213)	$38	$(175)
Interest rate swap - unconsolidated joint venture	(2)	—	(2)
Reclassification adjustment for net (gain) loss included in earnings	(355)	65	(290)
Net unrealized (loss) gain	(570)	103	(467)
Other comprehensive (loss) income	$(570)	$103	$(467)

	Three Months Ended March 31, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$751	$(133)	$618
Interest rate swap - unconsolidated joint venture	93	(24)	69
Reclassification adjustment for net (gain) loss included in earnings	(485)	90	(395)
Net unrealized gain (loss)	359	(67)	292
Other comprehensive income (loss)	$359	$(67)	$292

13. Stockholders’ Equity

Dividends

During the three months ended March 31, 2025 and 2024, the Company paid dividends of $0.14 and $0.12, respectively, per share on the Company’s common stock for a total of $8.2 million and $7.0 million, respectively.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended March 31, 2025, the Company repurchased 123,614 shares of its common stock outstanding at an average repurchase price of $45.99, per share, for an aggregate purchase price of $5.7 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the Inflation Reduction Act of 2022 (the “IRA”). During the three months ended March 31, 2024, the Company did not repurchase shares of its common stock outstanding. As of March 31, 2025, the Company had a total authority of $94.3 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

In February 2025, the Company granted 16,076 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. In addition, in February 2025, the Company granted 3,332 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $46.24 per share.

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the three months ended March 31, 2025, 8,051 of the restricted shares vested on the first annual anniversary. During the three months ended March 31, 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. In addition, in February 2024, the Company granted 5,418 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the three months ended March 31, 2025 and 2024, 3,185 and 3,187, respectively, of the restricted shares vested on the annual anniversaries. During the three months ended March 31, 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the three months ended March 31, 2025 and 2024, 5,979 and 5,982, respectively, of the restricted shares vested on the annual anniversaries. In addition, in February 2023, the Company granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $44.30 per share.

In April 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $55.73 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the three months ended March 31, 2025 and 2024, 7,664 and 8,532, respectively, of the restricted shares vested on the annual anniversaries. During the three months ended March 31, 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $46.73 per share.

Following is a summary of non-vested restricted share activity:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	65,688	$49.31	57,923	$44.80
Granted	19,408	$46.24	32,162	$54.16
Vested	(24,879)	$47.61	(17,701)	$44.59
Forfeited	—	$—	(6,696)	$46.07
Balance at end of period	60,217	$49.02	65,688	$49.31

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During the three months ended March 31, 2025 and 2024, the Company recorded expense of $0.3 million and $0.2 million, respectively, related to restricted stock awards for employee compensation.

As of March 31, 2025 and December 31, 2024, unrecognized compensation costs, related to non-vested restricted stock awards were $2.6 million and $2.0 million, respectively. As of March 31, 2025, unrecognized compensation costs will be recognized over a weighted average period of 2.8 years.

14. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended March 31, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$32,906	$—	$4,392	$1,021	$38,319
Hospitality revenue	—	39,636	—	—	39,636
Leasing revenue	79	914	15,105	144	16,242
Total revenue	$32,985	$40,550	$19,497	$1,165	$94,197

Timing of Revenue Recognition:
Recognized at a point in time	$32,906	$26,112	$4,392	$1,021	$64,431
Recognized over time	—	13,524	—	—	13,524
Over lease term	79	914	15,105	144	16,242
Total revenue	$32,985	$40,550	$19,497	$1,165	$94,197

	Three Months Ended March 31, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$30,758	$—	$2,627	$803	$34,188
Hospitality revenue	—	39,257	—	—	39,257
Leasing revenue	56	776	13,482	28	14,342
Total revenue	$30,814	$40,033	$16,109	$831	$87,787

Timing of Revenue Recognition:
Recognized at a point in time	$30,758	$26,392	$2,627	$803	$60,580
Recognized over time	—	12,865	—	—	12,865
Over lease term	56	776	13,482	28	14,342
Total revenue	$30,814	$40,033	$16,109	$831	$87,787

15. Other Income, Net

Other income, net consists of the following:

	Three Months Ended
	March 31,
	2025	2024
Investment income, net
Interest, dividend and accretion income	$671	$840
Interest income from investments in SPEs	2,003	2,003
Interest earned on notes receivable and other interest	754	598
Total investment income, net	3,428	3,441
Interest expense
Interest incurred for project financing and other interest expense	(5,555)	(6,337)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,220)	(2,216)
Total interest expense	(7,775)	(8,553)
Gain on contributions to unconsolidated joint ventures	—	14
Equity in income from unconsolidated joint ventures	10,159	7,360
Other expense, net
Miscellaneous expense, net	(230)	(463)
Other expense, net	(230)	(463)
Total other income, net	$5,582	$1,799

Investment Income, Net

Interest, dividend and accretion income includes interest income accrued or received on the Company’s cash, cash equivalents and other investments.

Interest income from investments in SPEs primarily includes interest earned on the investments held by Panama City Timber Finance Company, LLC, which is used to pay the interest expense for Senior Notes held by Northwest Florida Timber Finance, LLC. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

Interest earned on the Company’s notes receivable and other interest includes interest earned on notes receivable and on the Company’s unimproved land contribution to the unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. See Note 4. Joint Ventures for additional information.

Interest Expense

Interest expense includes interest incurred related to the Company’s project financing, Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases. Interest expense also includes amortization of debt discount and premium and debt issuance costs. Discount and issuance costs for the Senior Notes issued by Northwest Florida Timber Finance, LLC, are amortized based on the effective interest method at an effective rate of 4.9%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

During the three months ended March 31, 2025 and 2024, the Company did not capitalize interest related to projects under development or construction.

Gain on Contributions to Unconsolidated Joint Ventures

Gain on contributions to unconsolidated joint ventures for each the three months ended March 31, 2025 and 2024, include a gain of less than $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $12.7 million and $8.3 million during the three months ended March 31, 2025 and 2024, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Pier Park RI JV of $1.1 million during the three months ended March 31, 2025. The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $1.0 million and $0.7 million during the three months ended March 31, 2025 and 2024, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other Expense, Net

Other expense, net primarily includes other income and expense items. Miscellaneous expense, net during the three months ended March 31, 2024, includes $0.5 million net loss on disposal of assets.

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

The accounting policies of the segments are set forth in Note 2 to the Company’s consolidated financial statements contained in Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Total revenue represents sales to unaffiliated customers, as reported in the Company’s condensed consolidated statements of income. All significant intercompany transactions have been eliminated in consolidation. The Company uses total segment revenue, gross profit and income before income taxes and non-controlling interest and other qualitative measures for purposes of making decisions about allocating resources to each segment and assessing each segment’s performance, which the Company believes represents current performance measures.

The Company’s President, Chief Executive Officer and Chairman of the Board is the Chief Operating Decision maker (the “CODM”). For the residential, hospitality and commercial segments, the CODM uses segment revenue, gross profit and income before income taxes and non-controlling interest to allocate resources (including employees, property, and financial or capital resources) for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a monthly basis for the profit measures when making decisions about allocating capital and personnel to the segments. The CODM also uses segment revenue and gross profit for evaluating product pricing and segment income before income taxes and non-controlling interest to assess the performance for each segment by comparing the results and return on assets of each segment with one another and in the compensation of certain employees.

The Company does not allocate income taxes or certain unusual items to segments. In addition, the hospitality and commercial segments have significant noncash depreciation and amortization in reported profit or loss.

The captions entitled “Other” consists of mitigation credit, title and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating revenue:
Residential	$32,985	$30,814
Hospitality	40,550	40,033
Commercial	19,497	16,109
Other	1,165	831
Consolidated operating revenue	$94,197	$87,787

Cost of revenue:
Cost of residential revenue	$17,965	$15,026
Cost of hospitality revenue	32,889	30,946
Cost of commercial revenue	7,034	6,999
Cost of other revenue	705	580
Consolidated cost of revenue	$58,593	$53,551

Gross profit:
Residential	$15,020	$15,788
Hospitality	7,661	9,087
Commercial	12,463	9,110
Other	460	251
Consolidated gross profit	$35,604	$34,236

Corporate and other operating expenses:
Residential	$1,204	$1,089
Hospitality	436	421
Commercial	1,119	1,183
Other	3,821	4,409
Consolidated corporate and other operating expenses	$6,580	$7,102

Depreciation, depletion and amortization:
Residential	$58	$62
Hospitality	7,161	6,587
Commercial	4,813	4,431
Other	98	102
Consolidated depreciation, depletion and amortization	$12,130	$11,182

	Three Months Ended
	March 31,
	2025	2024
Investment income, net:
Residential	$534	$420
Hospitality	30	40
Commercial	65	13
Other (a)	2,799	2,968
Consolidated investment income, net	$3,428	$3,441

Interest expense:
Residential	$90	$100
Hospitality	2,660	3,018
Commercial	2,803	3,219
Other (b)	2,222	2,216
Consolidated interest expense	$7,775	$8,553

Gain on contributions to unconsolidated joint ventures:
Residential	$—	$14
Consolidated gain on contributions to unconsolidated joint ventures	$—	$14

Equity in income (loss) from unconsolidated joint ventures:
Residential (c)	$12,700	$8,279
Commercial (d)	(2,541)	(919)
Consolidated equity in income from unconsolidated joint ventures	$10,159	$7,360

Other income (expense), net:
Residential	$105	$71
Hospitality	(91)	(380)
Commercial	(271)	(207)
Other	27	53
Other expense, net	$(230)	$(463)

Income (loss) before income taxes:
Residential (c)	$27,007	$23,321
Hospitality	(2,657)	(1,279)
Commercial (d)	981	(836)
Other (a) (b)	(2,855)	(3,455)
Consolidated income before income taxes	$22,476	$17,751

Capital expenditures:
Residential	$25,133	$15,297
Hospitality	2,774	8,451
Commercial	4,550	7,298
Other	290	408
Total capital expenditures	$32,747	$31,454
(a)	Includes interest income from investments in SPE of $2.0 million in each the three months ended March 31, 2025 and 2024.
(b)	Includes interest expense from investments in SPE of $2.2 million in each the three months ended March 31, 2025 and 2024.
(c)	The three months ended March 31, 2025 and 2024, include $12.7 million and $8.3 million, respectively, of equity in income from unconsolidated joint ventures related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.
(d)	The three months ended March 31, 2025, include $1.1 million of equity in loss from unconsolidated joint ventures related to the Pier Park RI JV. The hotel opened in April 2024 and activity in the current period primarily includes start-up, depreciation and interest expenses for the project. The three months ended March 31, 2025 and 2024, include $1.0 million and $0.7 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.

	March 31,	December 31,
	2025	2024
Investment in unconsolidated joint ventures:
Residential	$59,623	$53,399
Commercial	12,221	13,055
Total investment in unconsolidated joint ventures	$71,844	$66,454

Total assets:
Residential	$255,090	$241,435
Hospitality	457,033	460,604
Commercial	514,730	515,955
Other	320,534	320,580
Total assets	$1,547,387	$1,538,574

17. Commitments and Contingencies

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.2 million and $0.3 million, respectively, as of March 31, 2025 and December 31, 2024. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

In 2020, the Company, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both March 31, 2025 and December 31, 2024, there was no balance outstanding on the Latitude JV Note. The Latitude JV Note was provided by the Company to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures for additional information.

As of March 31, 2025 and December 31, 2024, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $46.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $0.7 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of March 31, 2025, the Company had a total of $42.3 million in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of March 31, 2025 and December 31, 2024, $13.1 million and $13.2 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 5. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of March 31, 2025 and December 31, 2024, $25.9 million and $41.2 million, respectively, was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for interest only payments for the first forty-eight months and principal and interest payments thereafter with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of both March 31, 2025 and December 31, 2024, $41.7 million was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of March 31, 2025 and December 31, 2024, $4.3 million and $4.4 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both March 31, 2025 and December 31, 2024. As of both March 31, 2025 and December 31, 2024, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

As part of a certain sale of forestry land in 2014, the Company generated significant tax gains. The installment note’s structure allowed the Company to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. The Company has a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to the Company, which can be used to pay a portion of the tax liability. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

18. Related Party Transactions

The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. During the three months ended March 31, 2025, the Company recognized $0.9 million related to revenue from these transactions. During the three months ended March 31, 2024, the Company did not recognize any revenue related to these transactions. As of March 31, 2025 and December 31, 2024, receivables from unconsolidated JVs were $0.2 million and less than $0.1 million, respectively.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $0.7 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. See Note 4. Joint Ventures for additional information.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of $0.5 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively, which were primarily included in investment in real estate, net on the condensed consolidated balance sheets. As of March 31, 2025, the Company did not have any outstanding payables to the Latitude Margaritaville Watersound JV. As of December 31, 2024, $0.5 million was payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

19. Subsequent Events

On April 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.14 per share on the Company’s common stock, payable on June 26, 2025, to shareholders of record at the close of business on June 10, 2025.

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

Business Overview

St. Joe is a diversified real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may also partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to continue to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of Mexico.

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

Highlights for the first quarter of 2025 compared to the first quarter 2024 include:

●	Quarterly net income attributable to the Company increased by 25.9% to $17.5 million during the three months ended March 31, 2025, from $13.9 million in the same period in 2024.
●	Quarterly revenue increased by 7.3% to $94.2 million during the three months ended March 31, 2025, from $87.8 million in the same period in 2024.

●	Real estate revenue increased by 12.0% to $38.3 million during the three months ended March 31, 2025, from $34.2 million in the same period in 2024. Homesite closings volume increased by 15.3% to 249 homesites during the three months ended March 31, 2025, from 216 homesites in the same period in 2024.
●	Leasing revenue increased by 14.0% to a quarterly record of $16.3 million during the three months ended March 31, 2025, from $14.3 million in the same period in 2024.
●	In the first quarter of 2025, we funded $32.7 million in capital expenditures, paid $8.2 million in cash dividends, repurchased $5.7 million of our common stock and repaid $2.5 million net amount of debt.

Market Conditions

Throughout the first three months of 2025, we continued to generate positive financial results. While macroeconomic factors such as tariffs, inflation, elevated interest rates, higher insurance costs, supply chain disruptions, labor shortages, financial institution disruptions and geopolitical conflicts, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended March 31,
	2025	2024
Segment Operating Revenue
Residential	35.0%	35.1%
Hospitality	43.0%	45.6%
Commercial	20.7%	18.4%
Other	1.3%	0.9%
Consolidated operating revenue	100.0%	100.0%

For more information regarding our reportable segments see Note 16. Segment Information.

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of March 31, 2025, the unconsolidated Latitude Margaritaville Watersound JV had completed 1,855 home sale transactions of the total estimated 3,500 homes planned in the community and had 264 homes under contract, which are expected to result in a sales value to the JV of approximately $158.0 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	160	85	105	350
College Station	Bay County, FL	30	59	209	298
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	804	841	—	1,645
Salt Creek at Mexico Beach (b)	Bay County, FL	23	131	154	308
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	42	—	42
Park Place	Bay County, FL	193	—	—	193
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	17	—	260	277
Teachee (d)	Bay County, FL	—	—	1,750	1,750
Titus Park	Bay County, FL	140	—	564	704
Bayside at Ward Creek (d)	Bay County, FL	5	333	—	338
Breakwater at Ward Creek (d)	Bay County, FL	117	97	—	214
Salt Grass at Ward Creek (d)	Bay County, FL	193	305	—	498
Watersound Camp Creek (f)	Walton County, FL	48	—	—	48
Watersound Origins (f)	Walton County, FL	127	—	—	127
Watersound Origins West (d)	Walton County, FL	173	358	2,759	3,290
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	176	306	329	811
Total Homesites		2,206	3,952	15,151	21,309
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of March 31, 2025, we had twenty different homebuilders within our residential communities. As of March 31, 2025, we had 952 residential homesites under contract, which are expected to result in revenue of approximately $94.4 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of March 31, 2024, we had 1,335 residential homesites under contract, with an expected revenue of approximately $119.8 million, plus residuals. The change in homesites under contract is due to homesite transactions since the end of the prior period and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results. As of March 31, 2025, in addition to the 952 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 264 homes under contract, which together with the 952 homesites are expected to result in a sales value of approximately $252.4 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, marinas and other entertainment assets. The hospitality segment generates revenue from membership sales, golf courses, lodging at our hotels, short-term vacation rentals, food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 8. Debt, Net.

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

Our hotel portfolio by property is as follows:

Hotel	Location	Rooms (a)
Camp Creek Inn	Walton County, FL	75
WaterColor Inn	Walton County, FL	67
The Pearl Hotel	Walton County, FL	55
Watersound Inn	Walton County, FL	11
The Lodge 30A (b)	Walton County, FL	85
Home2 Suites by Hilton Santa Rosa Beach	Walton County, FL	107
Embassy Suites by Hilton Panama City Beach Resort (b)	Bay County, FL	255
Hilton Garden Inn Panama City Airport	Bay County, FL	143
Homewood Suites by Hilton Panama City Beach	Bay County, FL	131
Hotel Indigo Panama City Marina	Bay County, FL	124
TownePlace Suites by Marriott Panama City Beach Pier Park (c)	Bay County, FL	124
Residence Inn Panama City Beach Pier Park (d)	Bay County, FL	121
Total rooms		1,298
(a)	Includes hotels currently in operation. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.

(c)	The hotel is operated by our JV partner. The Pier Park TPS JV is unconsolidated and is accounted for using the equity method, which is included within our commercial segment. See Note 4. Joint Ventures for additional information.
(d)	The hotel, which opened in April 2024, is operated by our JV partner. The Pier Park RI JV is unconsolidated and is accounted for using the equity method, which is included within our commercial segment. See Note 4. Joint Ventures for additional information.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, senior living, self-storage and other assets. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to the Watersound Origins, Watersound Origins West and Latitude Margaritaville Watersound residential communities. In conjunction with Florida State University (“FSU”) and Tallahassee Memorial Hospital (“TMH”), we are in the process of developing an 87-acre medical campus in Panama City Beach, Florida, the first building of which opened in July 2024. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We lease land for various other uses. The commercial segment manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products.

The commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and/or entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Some of our JV assets and other assets incur interest and financing expenses related to loans as described in Note 8. Debt, Net.

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			March 31, 2025			December 31, 2024
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	234	98%	240	216	90%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	117	98%	120	111	93%
Watersound Origins Crossings (b)	Walton County, FL	217	217	207	95%	217	202	93%
North Bay Landing	Bay County, FL	240	240	220	92%	240	220	92%
Mexico Beach Crossings (b)	Bay County, FL	216	216	158	73%	216	151	70%
Origins Crossings Townhomes (c)	Walton County, FL	64	64	30	47%	64	44	69%
WindMark Beach	Gulf County, FL	31	31	17	55%	31	17	55%
Total multi-family units (d)		1,128	1,128	983	87%	1,128	961	85%

Senior living communities
Watercrest (b)	Walton County, FL	107	107	104	97%	107	103	96%
Watersound Fountains (e)	Walton County, FL	148	148	44	30%	148	39	26%
Total senior living units		255	255	148	58%	255	142	56%
Total units		1,383	1,383	1,131	82%	1,383	1,103	80%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(c)	In January 2025, the townhomes were platted as individual units, which created the ability to sell them individually. Leases are no longer being entered into or renewed.
(d)	All multi-family communities are managed by our unconsolidated Watersound Management JV. The Watersound Management JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.
(e)	The community opened in March 2024 and is currently under lease-up. The senior living community is operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

As of March 31, 2025, our leasing portfolio consists of approximately 1,180,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a 121-room Residence Inn, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Bay County, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		March 31, 2025		December 31, 2024
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	99%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	100%
Watersound Town Center (b) (c)	Walton County, FL	153,825	86%	155,962	86%
FSU/TMH Medical Campus (d)	Bay County, FL	78,670	100%	78,670	100%
Beckrich Office Park (c) (e) (f)	Bay County, FL	78,322	83%	78,322	90%
Watersound Self-Storage	Walton County, FL	67,694	92%	67,694	90%
WindMark Beach Town Center (c) (g)	Gulf County, FL	44,748	70%	44,748	71%
WaterColor Town Center (c) (h)	Walton County, FL	22,199	76%	22,199	75%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	87%	10,271	87%
Other (i)	Bay, Gulf and Walton Counties, FL	37,590	100%	37,590	100%
		1,179,957	94%	1,182,094	95%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(b)	Includes net rentable square feet of 4,615 and 6,752 within our residential segment as of March 31, 2025 and December 31, 2024, respectively. Included in net rentable square feet as of December 31, 2024, is 2,137 square feet leased to a consolidated JV. Included in net rentable square feet as of March 31, 2025 and December 31, 2024, is 1,200 square feet leased to an unconsolidated JV.
(c)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(d)	A medical office building was completed in the third quarter of 2024.
(e)	We occupy approximately 24,000 square feet as our headquarters, which is excluded from net rentable square feet as of March 31, 2025 and December 31, 2024.
(f)	Included in net rentable square feet as of December 31, 2024, is 1,500 square feet leased to a consolidated JV.
(g)	Included in net rentable square feet as of March 31, 2025 and December 31, 2024, is 5,658 and 13,808 square feet, respectively, of unfinished space.
(h)	As of March 31, 2025 and December 31, 2024, a portion of vacant space is being held as future office for our new boutique real estate brokerage business.
(i)	Includes various other properties, each with less than 10,000 net rentable square feet.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		March 31, 2025
	Location	Completed Square Feet	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center (a)	Walton County, FL	155,962	13,200	230,838	400,000
Watersound West Bay Center	Bay County, FL	3,366	18,304	478,330	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	—	241,330	320,000
		237,998	31,504	950,498	1,220,000
*	Total square feet are based on current estimates and are subject to change.

(a)	We occupy 2,137 square feet of the completed space.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies during the first three months of 2025, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended
	March 31,
	2025	2024

	In millions
Revenue:
Real estate revenue	$38.3	$34.2
Hospitality revenue	39.6	39.3
Leasing revenue	16.3	14.3
Total revenue	94.2	87.8
Expenses:
Cost of real estate revenue	18.8	16.0
Cost of hospitality revenue	32.4	30.3
Cost of leasing revenue	7.4	7.2
Corporate and other operating expenses	6.6	7.1
Depreciation, depletion and amortization	12.1	11.2
Total expenses	77.3	71.8
Operating income	16.9	16.0
Other income (expense):
Investment income, net	3.4	3.4
Interest expense	(7.8)	(8.5)
Equity in income from unconsolidated joint ventures	10.2	7.4
Other expense, net	(0.2)	(0.5)
Total other income, net	5.6	1.8
Income before income taxes	22.5	17.8
Income tax expense	(5.8)	(4.7)
Net income	$16.7	$13.1

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended March 31,
	2025	% (a)	2024	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$32.9	85.9%	$30.8	90.1%
Commercial and forestry real estate revenue	3.2	8.4%	1.4	4.1%
Timber revenue	1.2	3.1%	1.2	3.5%
Other revenue	1.0	2.6%	0.8	2.3%
Real estate revenue	$38.3	100.0%	$34.2	100.0%

Gross profit:
Residential real estate	$15.0	45.6%	$15.8	51.3%
Commercial and forestry real estate	3.1	96.9%	1.1	78.6%
Timber	1.0	83.3%	1.0	83.3%
Other	0.4	40.0%	0.3	37.5%
Gross profit	$19.5	50.9%	$18.2	53.2%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended March 31, 2025, residential real estate revenue increased $2.1 million, or 6.8%, to $32.9 million, as compared to $30.8 million during the same period in 2024. During the three months ended March 31, 2025, residential real estate gross profit decreased $0.8 million to $15.0 million (or gross margin of 45.6%), as compared to $15.8 million (or gross margin of 51.3%) during the same period in 2024. During the three months ended March 31, 2025, we sold 249 homesites, compared to 216 homesites during the same period in 2024. During the three months ended March 31, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $114,000 and $117,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During the three months ended March 31, 2025, we had two commercial and forestry real estate sales totaling approximately 133 acres for $3.2 million, resulting in a gross profit of $3.1 million (or gross margin of 96.9%). During the three months ended March 31, 2024, we had two commercial and forestry real estate sales totaling approximately 76 acres for $1.4 million, resulting in a gross profit of $1.1 million (or gross margin of 78.6%).

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

Timber Revenue and Gross Profit. During the three months ended March 31, 2025 and 2024 timber revenue was comparable. There were 74,000 tons of wood products sold at an average price per ton of $14.61 during the three months ended March 31, 2025, as compared to 75,000 tons of wood products sold at an average price per ton of $14.83, during the same period in 2024. Timber gross margin was 83.3% during both the three months ended March 31, 2025 and 2024.

Other Revenue. Other revenue primarily consists of title insurance business revenue and mitigation bank credit sales.

Hospitality Revenue and Gross Profit

	Three Months Ended March 31,
	2025	2024

	In millions
Hospitality revenue	$39.6	$39.3
Gross profit	$7.2	$9.0
Gross margin	18.2%	22.9%

Hospitality revenue increased $0.3 million, or 0.8%, to $39.6 million during the three months ended March 31, 2025, as compared to $39.3 million in the same period in 2024. The increase in hospitality revenue was primarily related to the growth in membership dues and membership ancillary spend as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was partially offset by a decrease in hotel operations, due to the timing of holidays and school breaks. As of March 31, 2025, Watersound Club had 3,498 members, compared with 3,433 members as of March 31, 2024, a net increase of 65 members. As of both March 31, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 and 124 hotel rooms related to unconsolidated JVs, respectively). Hospitality gross margin decreased to 18.2% during the three months ended March 31, 2025, compared to 22.9% during the same period in 2024. The decrease in gross margin was primarily due to opening and ongoing operating costs for The Third golf course and reopening of the Shark’s Tooth clubhouse during the current period.

Leasing Revenue and Gross Profit

	Three Months Ended March 31,
	2025	2024

	In millions
Leasing revenue	$16.3	$14.3
Gross profit	$8.9	$7.1
Gross margin	54.6%	49.7%

Leasing revenue increased $2.0 million, or 14.0%, to $16.3 million during the three months ended March 31, 2025, as compared to $14.3 million in the same period in 2024. The increase was primarily due to additional multi-family, commercial property and marina leases, as well as other leases. Leasing gross margin increased to 54.6% during the three months ended March 31, 2025, as compared to 49.7% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

Corporate and Other Operating Expenses

	Three Months Ended March 31,
	2025	2024

	In millions
Employee costs	$2.8	$3.7
Property taxes and insurance	1.6	1.5
Professional fees	1.4	1.0
Marketing and owner association costs	0.3	0.2
Occupancy, repairs and maintenance	0.1	0.2
Other miscellaneous	0.4	0.5
Total corporate and other operating expenses	$6.6	$7.1

Corporate and other operating expenses decreased $0.5 million to $6.6 million during the three months ended March 31, 2025, as compared to $7.1 million in the same period in 2024. The decrease was primarily due to employee costs related to bonuses, partially offset by an increase in professional fees.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $0.9 million during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to new hospitality and commercial assets placed in service. Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred.

Investment Income, Net

Investment income, net primarily includes (i) interest, dividends and accretion income accrued or received on our cash, cash equivalents and other investments, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Three Months Ended March 31,
	2025	2024

	In millions
Interest, dividend and accretion income	$0.7	$0.8
Interest income from investments in special purpose entities	2.0	2.0
Interest earned on notes receivable and other interest	0.7	0.6
Total investment income, net	$3.4	$3.4

Investment income, net for the three months ended March 31, 2025 and 2024 were comparable.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended March 31,
	2025	2024

	In millions
Interest incurred for project financing and other interest expense	$5.6	$6.3
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2
Total interest expense	$7.8	$8.5

Interest expense decreased $0.7 million, or 8.2%, to $7.8 million during the three months ended March 31, 2025, as compared to $8.5 million in the same period in 2024. The decrease in interest expense is primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net and Note 15. Other Income, Net for additional information regarding project financing.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended March 31,
	2025	2024

	In millions
Latitude Margaritaville Watersound JV (a)	$12.7	$8.3
Watersound Fountains Independent Living JV (b)	(1.0)	(0.7)
Pier Park TPS JV	(0.3)	(0.2)
Pier Park RI JV (c)	(1.1)	—
Busy Bee JV (d)	(0.2)	—
Electric Cart Watersound JV (e)	—	—
Watersound Management JV	0.1	—
Total equity in income from unconsolidated joint ventures	$10.2	$7.4
(a)	During the three months ended March 31, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 192 and 177 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other Expense, Net

Other expense, net primarily includes other income and expense items as detailed in the table below:

	Three Months Ended March 31,
	2025	2024

	In millions
Miscellaneous expense, net	$(0.2)	$(0.5)
Other expense, net	$(0.2)	$(0.5)

Other expense, net decreased $0.3 million to $0.2 million during the three months ended March 31, 2025, as compared to $0.5 million in the same period in 2024. Miscellaneous expense, net during the three months ended March 31, 2024, includes a $0.5 million net loss on disposal of assets. See Note 15. Other Income, Net for additional information.

Income Tax Expense

Income tax expense was $5.8 million during the three months ended March 31, 2025, as compared to $4.7 million during the same period in 2024. Our effective tax rate was 25.8% for the three months ended March 31, 2025, as compared to 25.0% during the same period in 2024.

Our effective rate for the three months ended March 31, 2025 and 2024, differed from the federal statutory rate of 21.0% primarily due to state income taxes, nontaxable or nondeductible and other differences. See Note 11. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended March 31,
	2025	2024

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$30.5	$28.8
Other revenue	2.4	2.0
Total real estate revenue	32.9	30.8
Leasing revenue	0.1	—
Total revenue	33.0	30.8
Expenses:
Cost of real estate and other revenue	17.9	15.0
Other operating expenses	1.2	1.1
Depreciation, depletion and amortization	0.1	0.1
Total expenses	19.2	16.2
Operating income	13.8	14.6
Other income (expense):
Investment income, net	0.5	0.4
Interest expense	(0.1)	(0.1)
Equity in income from unconsolidated joint ventures	12.7	8.3
Other income, net	0.1	0.1
Total other income, net	13.2	8.7
Income before income taxes	$27.0	$23.3

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	249	$30.5	$16.6	$13.9	45.6%	216	$28.8	$14.4	$14.4	50.0%
Total consolidated	249	$30.5	$16.6	$13.9	45.6%	216	$28.8	$14.4	$14.4	50.0%

Unconsolidated
Homes (a)	192					177
Total consolidated and unconsolidated	441					393
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $1.7 million, or 5.9%, during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended March 31, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $114,000 and $117,000, respectively, due to the mix of sales from different communities. Revenue includes estimated homesite residuals of $1.1 million and $2.1 million during the three months ended March 31, 2025 and 2024, respectively. The decrease in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin decreased to 45.6% during the three months ended March 31, 2025, as compared to 50.0% during the same period in 2024. Gross margin may vary each period depending on the location of homesite sales.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $0.5 million and $0.8 million, during the three months ended March 31, 2025 and 2024, respectively.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. See Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 8. Debt, Net for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures increased $4.4 million during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was due to a higher average margin per home sold and the increased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 192 home sale transactions during the three months ended March 31, 2025, compared to 177 home sale transactions during the same period in 2024. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended March 31,
	2025	2024

	In millions
Revenue:
Hospitality revenue	$39.6	$39.3
Leasing revenue	0.9	0.7
Total revenue	40.5	40.0
Expenses:
Cost of hospitality revenue	32.4	30.3
Cost of leasing revenue	0.5	0.6
Other operating expenses	0.4	0.4
Depreciation, depletion and amortization	7.1	6.6
Total expenses	40.4	37.9
Operating income	0.1	2.1
Other expense:
Interest expense	(2.7)	(3.0)
Other expense, net	(0.1)	(0.4)
Total other expense, net	(2.8)	(3.4)
Loss before income taxes	$(2.7)	$(1.3)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit (Deficit)	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$19.6	$7.5	38.3%	$19.0	$8.2	43.2%
Hotels	17.8	(0.2)	(1.1)%	18.0	0.4	2.2%
Other	2.2	(0.1)	(4.5)%	2.3	0.4	17.4%
Total	$39.6	$7.2	18.2%	$39.3	$9.0	22.9%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $0.6 million, or 3.2%, during the three months ended March 31, 2025, as compared to the same period in 2024. The increase in revenue was due to growth in membership dues and membership ancillary spend, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. As of March 31, 2025, Watersound Club had 3,498 members, compared with 3,433 members as of March 31, 2024, a net increase of 65 members. Our clubs gross margin was 38.3% during the three months ended March 31, 2025, compared to 43.2% during the same period in 2024. The decrease in gross margin was primarily due to opening and ongoing operating costs for The Third golf course and reopening of the Shark’s Tooth clubhouse during the current period.

Revenue from our hotel operations decreased $0.2 million, or 1.1%, during the three months ended March 31, 2025, as compared to the same period in 2024. Our hotels had a negative gross margin of 1.1% for the three months ended March 31, 2025, compared to gross margin of 2.2% during the same period in 2024. The decrease in revenue and gross margin was primarily due to the timing of holidays and school breaks.

As of both March 31, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 and 124 hotel rooms related to unconsolidated JVs, respectively).

Revenue from other hospitality operations during the three months ended March 31, 2025 and 2024, were comparable. Our other hospitality operations had a negative gross margin of 4.5% during the three months ended March 31, 2025, compared to gross margin of 17.4% during the same period in 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets. Leasing revenue increased $0.2 million, or 28.6%, during the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to increased occupancy at our marinas.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.5 million in depreciation, depletion and amortization expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.3 million in interest expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Other expense, net for the three months ended March 31, 2024, primarily includes net loss on disposal of assets.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended March 31,
	2025	2024

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$7.3	$5.9
Multi-family leasing revenue	5.8	5.6
Senior living leasing revenue	2.0	2.0
Total leasing revenue	15.1	13.5
Real estate revenue
Commercial and forestry real estate revenue	3.2	1.4
Timber revenue	1.2	1.2
Total real estate revenue	4.4	2.6
Total revenue	19.5	16.1
Expenses:
Cost of leasing revenue	6.7	6.5
Cost of real estate revenue	0.3	0.5
Other operating expenses	1.1	1.2
Depreciation, depletion and amortization	4.8	4.4
Total expenses	12.9	12.6
Operating income	6.6	3.5
Other expense:
Interest expense	(2.8)	(3.2)
Equity in loss from unconsolidated joint ventures	(2.5)	(0.9)
Other expense, net	(0.3)	(0.2)
Total other expense, net	(5.6)	(4.3)
Income (loss) before income taxes	$1.0	$(0.8)

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Leasing
Commercial leasing	$7.3	$4.8	65.8%	$5.9	$3.8	64.4%
Multi-family leasing	5.8	2.9	50.0%	5.6	2.7	48.2%
Senior living leasing	2.0	0.7	35.0%	2.0	0.5	25.0%
Total leasing	15.1	8.4	55.6%	13.5	7.0	51.9%
Real estate
Commercial and forestry real estate	3.2	3.1	96.9%	1.4	1.1	78.6%
Timber	1.2	1.0	83.3%	1.2	1.0	83.3%
Total real estate	4.4	4.1	93.2%	2.6	2.1	80.8%
Total	$19.5	$12.5	64.1%	$16.1	$9.1	56.5%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $1.6 million, or 11.9%, during the three months ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to additional multi-family and commercial property leases, as well as other leases. Total leasing gross margin during the three months ended March 31, 2025 was 55.6%, as compared to 51.9% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period. As of March 31, 2025, we had net rentable square feet of approximately 1,180,000, of which approximately 1,114,000 square feet were under lease. As of March 31, 2024, we had net rentable square feet of approximately 1,082,000, of which approximately 1,046,000 square feet were under lease. As of both March 31, 2025 and 2024, our consolidated entities had 1,235 multi-family and senior living units, of which 1,087 were leased as of March 31, 2025, compared to 1,039 leased as of March 31, 2024 (excludes 148 senior living units for the unconsolidated Watersound Fountains Independent Living JV).

We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the three months ended March 31, 2025, we had two commercial and forestry real estate sales of approximately 133 acres for $3.2 million, resulting in a gross margin of approximately 96.9%. During the three months ended March 31, 2024, we had two commercial and forestry real estate sales of approximately 76 acres for $1.4 million, resulting in a gross margin of approximately 78.6%.

During the three months ended March 31, 2025 and 2024 timber revenue and gross margin were comparable. There were 74,000 tons of wood products sold at an average price per ton of $14.61 during the three months ended March 31, 2025, as compared to 75,000 tons of wood products sold at an average price per ton of $14.83, during the same period in 2024.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.4 million in depreciation, depletion and amortization expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.4 million in interest expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $2.5 million during the three months ended March 31, 2025, as compared to $0.9 million for the same period in 2024. The three months ended March 31, 2025, primarily include start-up, depreciation and interest expenses related to the Pier Park RI JV, which opened a 121-room hotel in April 2024. The three months ended March 31, 2025 and 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened a 148-unit independent senior living community in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $94.5 million, compared to $88.8 million as of December 31, 2024.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months.

During the three months ended March 31, 2025, we invested a total of $32.7 million for capital expenditures, which includes $25.1 million for our residential segment, $2.8 million for our hospitality segment, $4.5 million for our commercial segment and $0.3 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of March 31, 2025, we had a total of $42.3 million, primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures for additional information.

As of March 31, 2025 and December 31, 2024, we had various loans outstanding totaling $440.2 million and $442.7 million, respectively, with maturities from May 2025 through March 2064. As of March 31, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 73.8% includes fixed or swapped interest rates, and the average remaining life was 18.8 years. As of March 31, 2025, the weighted average rate on our variable rate loans, excluding the swapped portion, was 6.5%. See Note 8. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of March 31, 2025 and December 31, 2024, $40.1 million and $40.4 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 8. Debt, Net for additional information. We have begun the process to refinance the PPN JV Loan.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD. As of March 31, 2025 and December 31, 2024, $34.0 million and $34.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of March 31, 2025 and December 31, 2024, $19.4 million and $19.6 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of SOFR plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us. As of both March 31, 2025 and December 31, 2024, $5.0 million was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2019, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, as amended. As of March 31, 2025 and December 31, 2024, $21.7 million and $21.8 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $11.6 million and $11.7 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the three months ended March 31, 2025, we incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of March 31, 2025 and December 31, 2024, $50.6 million and $50.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan can be released upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $15.3 million and $15.5 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of March 31, 2025 and December 31, 2024, $14.0 million and $14.1 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor will be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and can be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a loan, as amended. In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. As of March 31, 2025 and December 31, 2024, $27.8 million and $22.7 million, respectively, was outstanding on the North Bay Landing Loan. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During the three months ended March 31, 2025, we incurred $0.5 million of loan costs due to the refinance. The three months ended March 31, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $27.2 million and $27.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $8.0 million and $8.1 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $19.6 million and $19.9 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of March 31, 2025 and December 31, 2024, $43.0 million and $43.1 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of both March 31, 2025 and December 31, 2024, $12.3 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of March 31, 2025 and December 31, 2024, $33.7 million and $34.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 3% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD. As of March 31, 2025 and December 31, 2024, $51.8 million and $52.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $3.1 million as of March 31, 2025. Total outstanding CDD debt related to our land holdings was $9.5 million as of March 31, 2025, which is comprised of $7.7 million at the SouthWood community, $1.7 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of March 31, 2025, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

In 2020, we, as lender, entered into a $10.0 million secured revolving promissory note with the unconsolidated Latitude Margaritaville Watersound JV, as borrower. As of both March 31, 2025 and December 31, 2024, there was no principal balance outstanding on the Latitude JV Note. The note was provided by us to finance the development of the pod-level, non-spine infrastructure. Future advances, if any, will be repaid by the JV as each home is sold by the JV, with the aggregate unpaid principal and all accrued and unpaid interest due at maturity in June 2025. The note is secured by a mortgage and security interest in and on the real property and improvements located on the real property of the JV. See Note 4. Joint Ventures and 17. Commitments and Contingencies for additional information.

During the three months ended March 31, 2025, we repurchased 123,614 shares of our common stock outstanding at an average repurchase price of $45.99, per share, for an aggregate purchase price of $5.7 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the three months ended March 31, 2024, we did not repurchase shares of our common stock outstanding. See Note 13. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

As part of a certain sale of forestry land in 2014, we generated significant tax gains. The installment note’s structure allowed us to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. We have a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to us, which can be used to pay a portion of the tax liability. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

As of March 31, 2025 and December 31, 2024, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $46.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.2 million and $0.7 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $7.0 million and $6.4 million as of March 31, 2025 and December 31, 2024, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Three Months Ended March 31,
	2025	2024

	In millions
Net cash provided by operating activities	$29.0	$27.6
Net cash used in investing activities	(6.6)	(14.7)
Net cash used in financing activities	(17.1)	(9.5)
Net increase in cash, cash equivalents and restricted cash	5.3	3.4
Cash, cash equivalents and restricted cash at beginning of the period	96.3	90.8
Cash, cash equivalents and restricted cash at end of the period	$101.6	$94.2

Cash Flows from Operating Activities

Net cash flows provided by operating activities include net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold, including developed and undeveloped land. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $29.0 million during the three months ended March 31, 2025, as compared to $27.6 million during the same period in 2024. Net income was $16.7 million during the three months ended March 31, 2025, as compared to $13.1 million during the same period in 2024. The increase in net cash provided by operating activities was primarily due to the changes in net income, distribution of earnings from unconsolidated joint ventures, cost of real estate sold, other assets and accounts payable and other liabilities, partially offset by the changes in equity in income from unconsolidated joint ventures, deferred income tax and expenditures for and acquisition of real estate to be sold during the period.

Cash Flows from Investing Activities

Net cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and capital contributions to unconsolidated joint ventures, partially offset by maturities of assets held by SPEs. During the three months ended March 31, 2025, net cash used in investing activities was $6.6 million, which included capital expenditures for operating property and property and equipment of $5.6 million and capital contributions to unconsolidated joint ventures of $1.5 million, partially offset by maturities of assets held by SPEs of $0.4 million and proceeds from the disposition of assets of $0.1 million. During the three months ended March 31, 2024, net cash used in investing activities was $14.7 million, which included capital expenditures for operating property and property and equipment of $14.3 million and capital contributions to unconsolidated joint ventures of $1.2 million, partially offset by maturities of assets held by SPEs of $0.4 million, proceeds from insurance claims of $0.2 million, proceeds from the disposition of assets of $0.1 million and capital distributions from unconsolidated joint ventures of $0.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2025 was $17.1 million, compared to $9.5 million during the same period in 2024. Net cash used in financing activities during the three months ended March 31, 2025, included principal payments for debt of $30.4 million, dividends paid of $8.2 million, repurchase of common stock of $5.7 million, capital distributions to non-controlling interest of $0.3 million and debt issuance costs of $0.3 million, partially offset by borrowings on debt of $27.8 million. Net cash used in financing activities during the three months ended March 31, 2024, included dividends paid of $7.0 million, principal payments for debt of $2.3 million, capital distributions to non-controlling interest of $0.2 million and principal payments for finance leases of less than $0.1 million, partially offset by borrowings on debt of $0.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the first quarter of 2025.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; inflation; financial institution disruptions; supply chain disruptions; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; the imposition of tariffs; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our JV partners to effectively manage the day-to-day activities of our JV projects; our ability to complete construction and development projects within expected timeframes; the interest of prospective guests in our hotels, including the new hotels we have opened since the beginning of 2023; reductions in travel and other risks inherent to the hospitality industry; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; mix of sales from different communities and the corresponding impact on sales period over period; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions; the actual or perceived threat of climate change; the seasonality of our business; our ability to obtain adequate insurance for our properties or rising insurance costs; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny negatively impacting our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 7 of our most recent Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of March 31, 2025. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of March 31, 2025, we had variable-rate debt outstanding totaling $155.7 million, of which $40.5 million was swapped to a fixed interest rate. As of March 31, 2025, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 6.5%. Based on the outstanding balance of these loans as of March 31, 2025, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.2 million. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

We are subject to a variety of litigation, claims, other disputes and governmental proceedings that arise from time to time in the ordinary course of our business, none of which we believe will have a material adverse effect on our consolidated financial position, results of operations or liquidity. In addition, we are subject to environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. See Note 17. Commitments and Contingencies, for additional information.

Item 1A.         Risk Factors

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to our Risk Factors as previously reported.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of March 31, 2025, we had a total authority of $94.3 million available for purchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended March 31, 2025:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs	Plans or Programs
In Millions
January 1-31, 2025	—	$—	—	$—
February 1-28, 2025	—	—	—	—
March 1-31, 2025	123,614	45.99	123,614	94.3
Total	123,614	$45.99	123,614	$94.3
(a)	Excludes excise tax. As part of the IRA, a 1% excise tax was imposed on stock repurchases in excess of issuances effective January 1, 2023.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2022).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	April 23, 2025	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	April 23, 2025	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)