Form 10-Q
period 2025-06-30
ST JOE Co
filed 2025-07-23
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 21, 2025, there were 57,908,215 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$1,048,852	$1,040,428
Investment in unconsolidated joint ventures	73,854	66,454
Cash and cash equivalents	88,158	88,756
Other assets	81,793	80,318
Property and equipment, net of accumulated depreciation of $104,294 and $95,339 as of June 30, 2025 and December 31, 2024, respectively	52,608	59,107
Investments held by special purpose entities	203,137	203,511
Total assets	$1,548,402	$1,538,574
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$427,251	$437,754
Accounts payable and other liabilities	60,741	53,969
Deferred revenue	60,360	59,274
Deferred tax liabilities, net	71,450	72,358
Senior Notes held by special purpose entity	178,650	178,484
Total liabilities	798,452	801,839

Commitments and contingencies (Note 17)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,345,929 and 58,326,521 issued at June 30, 2025 and December 31, 2024, respectively; and 57,986,915 and 58,326,521 outstanding at June 30, 2025 and December 31, 2024, respectively	269,283	268,668
Retained earnings	484,891	454,193
Accumulated other comprehensive income	926	1,419
Treasury stock at cost, 359,014 shares held at June 30, 2025	(16,336)	—
Total stockholders’ equity	738,764	724,280
Non-controlling interest	11,186	12,455
Total equity	749,950	736,735
Total liabilities and equity	$1,548,402	$1,538,574

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures (“JV”), which, as of June 30, 2025 and December 31, 2024, include the Pier Park North JV (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of December 31, 2024, condensed consolidated balances attributable to the Company’s consolidated JVs also include Watersound Closings & Escrow, LLC (“Watersound Closings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 8. Debt, Net.

	June 30,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$252,095	$256,275
Cash and cash equivalents	4,652	4,458
Other assets	15,566	14,288
Property and equipment, net	14,869	17,487
Investments held by special purpose entities	203,137	203,511
Total assets	$490,319	$496,019
LIABILITIES
Debt, net	$269,590	$272,102
Accounts payable and other liabilities	8,270	7,401
Deferred revenue	229	279
Senior Notes held by special purpose entity	178,650	178,484
Total liabilities	$456,739	$458,266

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Real estate revenue	$43,828	$34,533	$82,147	$68,721
Hospitality revenue	68,746	62,321	108,382	101,577
Leasing revenue	16,508	14,752	32,750	29,094
Total revenue	129,082	111,606	223,279	199,392
Expenses:
Cost of real estate revenue	23,804	16,644	42,643	32,676
Cost of hospitality revenue	42,251	37,874	74,655	68,218
Cost of leasing revenue	7,639	7,317	14,989	14,492
Corporate and other operating expenses	6,442	5,847	13,022	12,948
Depreciation, depletion and amortization	11,986	11,295	24,117	22,477
Total expenses	92,122	78,977	169,426	150,811
Operating income	36,960	32,629	53,853	48,581
Other income (expense):
Investment income, net	3,202	3,406	6,630	6,847
Interest expense	(7,760)	(8,519)	(15,535)	(17,072)
Gain on contributions to unconsolidated joint ventures	—	—	—	11
Equity in income from unconsolidated joint ventures	7,547	5,411	17,705	12,771
Other expense, net	(226)	(102)	(454)	(562)
Total other income, net	2,763	196	8,346	1,995
Income before income taxes	39,723	32,825	62,199	50,576
Income tax expense	(9,949)	(8,301)	(15,757)	(12,950)
Net income	29,774	24,524	46,442	37,626
Net (income) loss attributable to non-controlling interest	(250)	(6)	543	807
Net income attributable to the Company	$29,524	$24,518	$46,985	$38,433

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.51	$0.42	$0.81	$0.66
Diluted	$0.51	$0.42	$0.81	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	58,057,268	58,331,818	58,150,138	58,326,153
Diluted	58,062,291	58,346,883	58,159,589	58,344,109

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income:	$29,774	$24,524	$46,442	$37,626
Other comprehensive (loss) income:
Interest rate swaps	(5)	240	(219)	991
Interest rate swap - unconsolidated joint venture	8	27	6	120
Reclassification of net realized gain included in earnings	(355)	(480)	(708)	(964)
Total before income taxes	(352)	(213)	(921)	147
Income tax benefit (expense)	64	39	167	(29)
Total other comprehensive (loss) income, net of tax	(288)	(174)	(754)	118
Total comprehensive income, net of tax	29,486	24,350	45,688	37,744
Total comprehensive (income) loss attributable to non-controlling interest	(150)	52	804	771
Total comprehensive income attributable to the Company	$29,336	$24,402	$46,492	$38,515

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at March 31, 2025	58,222,315	$268,978	$463,488	$1,114	$(5,728)	$11,201	$739,053
Capital distribution to non-controlling interest	—	—	—	—	—	(165)	(165)
Stock based compensation expense	—	305	—	—	—	—	305
Repurchase of common stock, including excise tax	(235,400)	—	—	—	(10,608)	—	(10,608)
Dividends ($0.14 per share)	—	—	(8,121)	—	—	—	(8,121)
Other comprehensive loss, net of tax	—	—	—	(188)	—	(100)	(288)
Net income	—	—	29,524	—	—	250	29,774
Balance at June 30, 2025	57,986,915	$269,283	$484,891	$926	$(16,336)	$11,186	$749,950

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at March 31, 2024	58,397,506	$271,079	$417,280	$2,041	$—	$14,470	$704,870
Capital distribution to non-controlling interest	—	—	—	—	—	(150)	(150)
Stock based compensation expense	—	324	—	—	—	—	324
Dividends ($0.12 per share)	—	—	(7,008)	—	—	—	(7,008)
Other comprehensive loss, net of tax	—	—	—	(116)	—	(58)	(174)
Net income	—	—	24,518	—	—	6	24,524
Balance at June 30, 2024	58,397,506	$271,403	$434,790	$1,925	$—	$14,268	$722,386

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735
Capital distributions to non-controlling interest	—	—	—	—	—	(465)	(465)
Issuance of restricted stock	19,408	—	—	—	—	—	—
Stock based compensation expense	—	615	—	—	—	—	615
Repurchase of common stock, including excise tax	(359,014)	—	—	—	(16,336)	—	(16,336)
Dividends ($0.28 per share)	—	—	(16,287)	—	—	—	(16,287)
Other comprehensive loss, net of tax	—	—	—	(493)	—	(261)	(754)
Net income (loss)	—	—	46,985	—	—	(543)	46,442
Balance at June 30, 2025	57,986,915	$269,283	$484,891	$926	$(16,336)	$11,186	$749,950

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income	Stock	Interest	Total
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	—	(389)	(389)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—	—
Stock based compensation expense	—	555	—	—	—	—	555
Dividends ($0.24 per share)	—	—	(14,014)	—	—	—	(14,014)
Other comprehensive income, net of tax	—	—	—	82	—	36	118
Net income (loss)	—	—	38,433	—	—	(807)	37,626
Balance at June 30, 2024	58,397,506	$271,403	$434,790	$1,925	$—	$14,268	$722,386

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$46,442	$37,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	24,117	22,477
Stock based compensation	615	555
Equity in income from unconsolidated joint ventures	(17,705)	(12,771)
Distribution of earnings from unconsolidated joint ventures	13,466	9,701
Deferred income tax	(740)	1,026
Cost of real estate sold	39,562	30,203
Expenditures for and acquisition of real estate to be sold	(54,957)	(35,695)
Accretion income and other	(964)	(899)
Amortization of debt issuance costs	452	500
Loss on disposal of property and equipment	58	549
Gain on contributions to unconsolidated joint ventures	—	(11)
Gain on insurance for damage to property and equipment, net	—	(178)
Loss on extinguishment of debt	86	—
Changes in operating assets and liabilities:
Other assets	(2,078)	(3,797)
Deferred revenue	1,126	1,458
Accounts payable and other liabilities	10,599	(321)
Net cash provided by operating activities	60,079	50,423
Cash flows from investing activities:
Expenditures for operating property	(11,751)	(24,490)
Expenditures for property and equipment	(2,522)	(3,711)
Proceeds from the disposition of assets	67	84
Proceeds from insurance claims	—	178
Capital contributions to unconsolidated joint ventures	(2,113)	(1,156)
Capital distributions from unconsolidated joint ventures	—	150
Maturities of assets held by special purpose entities	415	414
Net cash used in investing activities	(15,904)	(28,531)
Cash flows from financing activities:
Capital distributions to non-controlling interest	(465)	(389)
Repurchase of common stock, including excise tax	(16,257)	—
Dividends paid	(16,293)	(14,014)
Borrowings on debt	27,832	92
Principal payments for debt	(38,035)	(6,956)
Principal payments for finance leases	(66)	(85)
Debt issuance costs	(384)	(16)
Net cash used in financing activities	(43,668)	(21,368)
Net increase in cash, cash equivalents and restricted cash	507	524
Cash, cash equivalents and restricted cash at beginning of the period	96,316	90,770
Cash, cash equivalents and restricted cash at end of the period	$96,823	$91,294

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

	June 30,	June 30,
	2025	2024
Cash and cash equivalents	$88,158	$86,726
Restricted cash included in other assets	8,665	4,568
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$96,823	$91,294

Restricted cash includes amounts reserved as a requirement of financing, development for certain of the Company’s projects or long-term mitigation bank management.

	Six Months Ended
	June 30,
	2025	2024
Cash paid during the period for:
Interest, net of amounts capitalized	$15,071	$16,552
Federal income taxes, net	$11,400	$17,200
State income taxes, net	$2,950	$1,900

Non-cash investing and financing activities:
Increase in Community Development District debt, net	$—	$270
Transfers of expenditures for operating property to property and equipment	$435	$1,193
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$375	$2,089
Unrealized (loss) gain on cash flow hedges	$(219)	$1,111

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Nature of Operations

The St. Joe Company together with its consolidated subsidiaries (“St. Joe” or the “Company”) is a diversified Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 87% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf of America, formerly named the Gulf of Mexico (the “Gulf”).

The Company conducts primarily all of its business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial. See Note 16. Segment Information for additional information.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2024 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2024 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, equity or net income. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

Throughout the first six months of 2025, the Company continued to generate positive financial results. While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across the Company’s segments remains strong. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

Despite the strong demand across the Company’s segments, the Company also continues to feel the impact from the aforementioned macroeconomic factors. While elevated interest rates and higher insurance costs have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into the Company’s markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with the Company.

The Company’s operations may be affected by seasonal fluctuations. The revenues and earnings from the Company’s business segments may vary significantly from period to period. Homebuilders tend to buy multiple homesites in sporadic transactions. In addition, homesite prices vary significantly by community, which further impacts period over period results. Therefore, there may be reporting periods in which the Company has no, or significantly less, revenue from residential or commercial real estate sales. The Company may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved assets that may delay revenue and profits.

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes or public health emergencies may dramatically change demand and pricing for products and services.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of June 30, 2025, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2025, the Company had $59.0 million invested in short-term U.S. Treasury Bills and $3.7 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the six months ended June 30, 2025 and 2024, the Company had 60,217 and 65,688, respectively, unvested shares of restricted stock. For the three months ended June 30, 2025 and 2024, 55,194 and 50,623, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share and for the six months ended June 30, 2025 and 2024, 50,766 and 47,732, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 13. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$29,524	$24,518	$46,985	$38,433

Shares
Weighted average shares outstanding - basic	58,057,268	58,331,818	58,150,138	58,326,153
Incremental shares from restricted stock	5,023	15,065	9,451	17,956
Weighted average shares outstanding - diluted	58,062,291	58,346,883	58,159,589	58,344,109

Net income per share attributable to the Company
Basic income per share	$0.51	$0.42	$0.81	$0.66
Diluted income per share	$0.51	$0.42	$0.81	$0.66

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

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	June 30,	December 31,
	2025	2024
Development property:
Residential	$163,508	$149,499
Hospitality	13,587	13,342
Commercial	84,913	78,453
Other	4,681	4,234
Total development property	266,689	245,528

Operating property:
Residential	10,254	10,254
Hospitality	445,316	443,291
Commercial	482,698	483,643
Total operating property	938,268	937,188
Less: Accumulated depreciation	156,105	142,288
Total operating property, net	782,163	794,900
Investment in real estate, net	$1,048,852	$1,040,428

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets and certain rental properties. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, senior living, commercial rental and timber purposes. Operating property may be sold in the future as part of the Company’s principal real estate business. As of June 30, 2025 and December 31, 2024, operating property, net related to operating leases was $385.9 million and $395.2 million, respectively.

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of June 30, 2025 and December 31, 2024.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an 85-room boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a 255-room Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

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

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned an 87.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the community. However, the Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of June 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2025 and December 31, 2024, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2025 and December 31, 2024.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents details of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	June 30,	December 31,
	2025	2024
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$62,068	$53,399
Watersound Fountains Independent Living JV	3,992	3,857
Pier Park TPS JV (a)	—	—
Pier Park RI JV	3,949	5,211
Busy Bee JV	2,508	2,642
Electric Cart Watersound JV	776	781
Watersound Management JV	561	564
Total investment in unconsolidated joint ventures	$73,854	$66,454

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (b)	$—	$41,246
Watersound Fountains Independent Living JV (b)	41,821	41,683
Pier Park TPS JV (b)	12,980	13,161
Pier Park RI JV	24,948	24,948
Busy Bee JV	5,195	5,365
Electric Cart Watersound JV (b)	4,700	4,838
Total outstanding debt principal of unconsolidated JVs	$89,644	$131,241
(a)	As of June 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture was below zero due to cash distributions and depreciation and amortization expense. As of June 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture is included within accounts payable and other liabilities on the condensed consolidated balance sheets.
(b)	See Note 17. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $28.8 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of June 30, 2025. During the six months ended June 30, 2025 and 2024, the Company received distributions from unconsolidated JVs totaling $13.5 million and $9.9 million, respectively. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of June 30, 2025 was $133.2 million, which includes the carrying amounts of the investments, guarantees, other receivables and derivative instruments. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents details of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$8,435	$6,544	$21,135	$14,823
Watersound Fountains Independent Living JV (b)	(953)	(1,144)	(1,978)	(1,871)
Pier Park TPS JV	146	72	(127)	(141)
Pier Park RI JV (c)	(162)	(164)	(1,262)	(164)
Busy Bee JV (d)	39	30	(135)	52
Electric Cart Watersound JV (e)	—	37	(5)	13
Watersound Management JV	42	36	77	59
Total equity in income from unconsolidated joint ventures	$7,547	$5,411	$17,705	$12,771
(a)	During the three months ended June 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 137 and 163 home sale transactions, respectively. During the six months ended June 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 329 and 340 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. The six months ended June 30, 2025, primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	June 30, 2025
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$102,429	(a)	$49,338	$11,676	$32,109	$7,911	$5,029	$—	$208,492
Cash and cash equivalents	39,029		457	734	884	878	746	98	42,826
Other assets	1,735		687	205	128	2,148	750	35	5,688
Total assets	$143,193		$50,482	$12,615	$33,121	$10,937	$6,525	$133	$257,006

LIABILITIES AND EQUITY
Debt, net	$—		$41,642	$12,921	$24,712	$5,195	$4,641	$—	$89,111
Accounts payable and other liabilities	35,606		1,013	344	512	722	362	—	38,559
Equity (deficit)	107,587		7,827	(650)	7,897	5,020	1,522	133	129,336
Total liabilities and equity	$143,193		$50,482	$12,615	$33,121	$10,937	$6,525	$133	$257,006
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

	December 31, 2024
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$157,336	(a)	$50,822	$12,231	$34,576	$8,144	$5,154	$—	$268,263
Cash and cash equivalents	27,706		405	279	529	915	656	104	30,594
Other assets	2,092		382	428	235	1,921	824	33	5,915
Total assets	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772

LIABILITIES AND EQUITY
Debt, net	$41,054		$41,482	$13,102	$24,608	$5,365	$4,775	$—	$130,386
Accounts payable and other liabilities	59,832		2,794	128	310	382	328	—	63,774
Equity (deficit)	86,248		7,333	(292)	10,422	5,233	1,531	137	110,612
Total liabilities and equity	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended June 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total
Total revenue	$79,878	$801	$1,566	$1,750	$4,206		$1,103	$617	$89,921
Expenses:
Cost of revenue	58,543	1,108	905	931	3,907		973	534	66,901
Other operating expenses	4,333	—	—	—	—		—	—	4,333
Depreciation and amortization	155	753	196	691	139		63	—	1,997
Total expenses	63,031	1,861	1,101	1,622	4,046		1,036	534	73,231
Operating income (loss)	16,847	(1,060)	465	128	160		67	83	16,690
Other (expense) income:
Interest expense	—	(696)	(175)	(450)	(35)		(74)	—	(1,430)
Other income (expense), net	22	15	2	(1)	(60)	(d)	7	—	(15)
Total other income (expense), net	22	(681)	(173)	(451)	(95)		(67)	—	(1,445)
Net income (loss)	$16,869	$(1,741)	$292	$(323)	$65		$—	$83	$15,245
(a)	The Latitude Margaritaville Watersound JV completed 137 home sale transactions during the three months ended June 30, 2025.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Three Months Ended June 30, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total
Total revenue	$84,571	$326	$1,541	$1,274	$4,455		$1,361	$568	$94,096
Expenses:
Cost of revenue	65,861	1,234	851	739	4,130		1,143	497	74,455
Other operating expenses	5,541	—	—	—	—		—	—	5,541
Depreciation and amortization	132	420	360	533	136		61	—	1,642
Total expenses	71,534	1,654	1,211	1,272	4,266		1,204	497	81,638
Operating income (loss)	13,037	(1,328)	330	2	189		157	71	12,458
Other (expense) income:
Interest expense	—	(786)	(190)	(331)	(41)		(83)	—	(1,431)
Other income, net	51	21	4	—	1	(d)	—	—	77
Total other income (expense), net	51	(765)	(186)	(331)	(40)		(83)	—	(1,354)
Net income (loss)	$13,088	$(2,093)	$144	$(329)	$149		$74	$71	$11,104
(a)	The Latitude Margaritaville Watersound JV completed 163 home sale transactions during the three months ended June 30, 2024.
(b)	The community opened in March 2024. Activity includes lease-up expenses for the project.
(c)	The hotel opened in April 2024.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Six Months Ended June 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total
Total revenue	$196,280	$1,542	$2,213	$2,534	$7,128		$2,176	$1,280	$213,153
Expenses:
Cost of revenue	144,745	2,323	1,569	1,634	6,826		1,926	1,125	160,148
Other operating expenses	9,044	—	—	—	—		—	—	9,044
Depreciation and amortization	287	1,505	556	1,858	273		125	—	4,604
Total expenses	154,076	3,828	2,125	3,492	7,099		2,051	1,125	173,796
Operating income (loss)	42,204	(2,286)	88	(958)	29		125	155	39,357
Other (expense) income:
Interest expense	—	(1,383)	(344)	(861)	(69)		(147)	—	(2,804)
Other income (expense), net	65	20	2	(705)	(172)	(d)	13	—	(777)
Total other income (expense), net	65	(1,363)	(342)	(1,566)	(241)		(134)	—	(3,581)
Net income (loss)	$42,269	$(3,649)	$(254)	$(2,524)	$(212)		$(9)	$155	$35,776
(a)	The Latitude Margaritaville Watersound JV completed 329 home sale transactions during the six months ended June 30, 2025.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

	Six Months Ended June 30, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total
Total revenue	$174,780	$422	$2,309	$1,274	$7,606		$2,286	$1,180	$189,857
Expenses:
Cost of revenue	134,825	1,971	1,500	739	7,204		1,970	1,062	149,271
Other operating expenses	10,127	—	—	—	—		—	—	10,127
Depreciation and amortization	265	638	720	533	269		123	—	2,548
Total expenses	145,217	2,609	2,220	1,272	7,473		2,093	1,062	161,946
Operating income (loss)	29,563	(2,187)	89	2	133		193	118	27,911
Other (expense) income:
Interest expense	—	(1,286)	(379)	(331)	(83)		(167)	—	(2,246)
Other income, net	83	30	8	—	90	(d)	—	—	211
Total other income (expense), net	83	(1,256)	(371)	(331)	7		(167)	—	(2,035)
Net income (loss)	$29,646	$(3,443)	$(282)	$(329)	$140		$26	$118	$25,876
(a)	The Latitude Margaritaville Watersound JV completed 340 home sale transactions during the six months ended June 30, 2024.
(b)	The community opened in March 2024. Activity includes pre-opening and lease-up expenses for the project.
(c)	The hotel opened in April 2024.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of June 30, 2025, the Latitude Margaritaville Watersound JV had 216 homes under contract and has completed 1,992 home sale transactions of the total estimated 3,500 homes planned in the community. As of June 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $62.1 million and $53.4 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions. During the six months ended June 30, 2025 and 2024, the Company received $13.4 million and $9.6 million, respectively, of cash distributions from the JV. As of June 30, 2025, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. As of June 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being distributed at an average of $10,000 per home, as each home is sold by the JV.

Per the JV agreement, the Company, as lender, provided interest-bearing financing in the form of a $10.0 million secured revolving promissory note (the “Latitude JV Note”) to the Latitude Margaritaville Watersound JV, as borrower, to finance the development of the pod-level, non-spine infrastructure. The Latitude JV Note matured in June 2025. As of December 31, 2024, there was no balance outstanding on the Latitude JV Note. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to the guaranty by the Company.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the

Watersound Origins residential community. The community opened in March 2024. As of June 30, 2025 and December 31, 2024, the Company owned a 53.8% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. During the six months ended June 30, 2024, the Company received $0.2 million of cash distributions from the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. As of June 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.5% and matures in September 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of both June 30, 2025 and December 31, 2024, $24.9 million was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of June 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of June 30, 2025 and December 31, 2024, $4.7 million and $4.8 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of both June 30, 2025 and December 31, 2024, $0.5 million was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center showroom opened in June 2024 on property leased to the JV by the Company. As of June 30, 2025 and December 31, 2024, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of June 30, 2025 and December 31, 2024, the Electric Cart Watersound JV had $2.2 million and $2.4 million, respectively, of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of June 30, 2025 and December 31, 2024, the JV had an outstanding principal balance of $0.4 million and $0.5 million, respectively, on these line of credit facilities. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of June 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. During each of the six months ended June 30, 2025 and 2024, the Company received less than $0.1 million of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 18. Related Party Transactions for additional information.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2025
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$3,733	$—	$—	$3,733
U.S. Treasury Bills	58,951	—	—	58,951
	$62,684	$—	$—	$62,684

	December 31, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$2,408	$—	$—	$2,408
U.S. Treasury Bills	58,971	—	—	58,971
	$61,379	$—	$—	$61,379

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	June 30, 2025	June 30, 2025	December 31, 2024	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$40.3	$1,691	$2,560	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$13.0	$56	$108	2	Accounts payable and other liabilities
(a)	See Note 8. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive (loss) income and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amount of net gain (loss) recognized in other comprehensive (loss) income	$3	$267	$(213)	$1,111
Amount of net gain reclassified into interest expense	$(326)	$(433)	$(651)	$(871)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$(29)	$(47)	$(57)	$(93)

As of June 30, 2025, based on current value, the Company expects to reclassify $1.1 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 12. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and six months ended June 30, 2025 and 2024. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2025			December 31, 2024
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$2,774	$2,750	1	$3,143	$3,078	1

Senior Notes held by SPE	$178,650	$182,875	3	$178,484	$178,473	3

Debt
Fixed-rate debt	$282,451	$234,688	2	$258,135	$206,775	2
Variable-rate debt	149,970	149,970	2	184,581	184,581	2
Total debt	$432,421	$384,658		$442,716	$391,356

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2025, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $2.8 million and cash of $0.3 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2025 consist of $178.7 million, net of the $1.3 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Leasing revenue
Lease payments	$14,038	$12,450	$27,709	$24,503
Variable lease payments	2,470	2,302	5,041	4,591
Total leasing revenue	$16,508	$14,752	$32,750	$29,094

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2025, for the years ending December 31 are:

2025	$19,176
2026	21,973
2027	16,513
2028	13,071
2029	10,056
Thereafter	38,943
$119,732

The Company as Lessee

As of June 30, 2025, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$55	$46	$105	$87
Interest on lease liability	7	7	15	13
Operating lease cost	543	537	1,095	734
Variable and short-term lease cost	914	686	1,182	929
Total lease cost	$1,519	$1,276	$2,397	$1,763

Other information
Weighted-average remaining lease term - finance lease (in years)			2.4	2.5
Weighted-average remaining lease term - operating leases (in years)			1.4	1.9
Weighted-average discount rate - finance lease			5.6%	5.4%
Weighted-average discount rate - operating leases			5.1%	5.0%

The aggregate payments of finance and operating lease liabilities subsequent to June 30, 2025, for the years ending December 31 are:

	Finance Leases	Operating Leases
2025	$128	$1,082
2026	226	2,078
2027	204	58
2028	101	46
2029	12	43
Thereafter	—	43
Total	671	3,350
Less imputed interest	(57)	(123)
Total lease liabilities	$614	$3,227

7. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2025	2024
Accounts receivable, net	$15,085	$14,590
Homesite sales receivable	24,562	25,788
Inventory	4,293	4,036
Prepaid expenses	15,461	12,556
Straight-line rent	3,193	2,996
Operating lease right-of-use assets	3,250	4,417
Restricted cash	8,665	7,560
Other assets	4,346	5,437
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$81,793	$80,318

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include leasing receivables, membership fees, hospitality receivables and other receivables. Accounts receivable, net had opening balances of $14.6 million and $20.3 million, as of January 1, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, accounts receivable, net includes $6.1 million and $7.5 million, respectively, of club membership initiation fee installments receivable.

At each reporting period, accounts receivable in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. As of both June 30, 2025 and December 31, 2024, accounts receivable, net were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.3 million. During the six months ended June 30, 2025 and 2024, allowance for credit losses and allowance for leases related to accounts receivable, net increased less than $0.1 million and $0.2 million, respectively.

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

The following table presents the changes in homesite sales receivable:

	June 30,	June 30,
	2025	2024
Balance at beginning of period	$25,788	$29,862
Increases due to revenue recognized for homesites sold	3,378	4,195
Decreases due to amounts received	(4,604)	(5,047)
Balance at end of period	$24,562	$29,010

Prepaid Expenses

Prepaid expenses as of June 30, 2025 and December 31, 2024, include commercial leasing related prepaid expenses of $4.3 million and $4.7 million, respectively, and prepaid insurance of $7.5 million and $4.7 million, respectively, as well as other prepaid items.

Restricted Cash

Restricted cash as of June 30, 2025 and December 31, 2024, includes cash and escrow deposits primarily related to requirements for financing, development for certain of the Company’s projects or long-term mitigation bank management.

Other Assets

Other assets as of June 30, 2025 and December 31, 2024, include $1.7 million and $2.6 million, respectively, for the fair value of derivative assets. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

8. Debt, Net

Debt consists of the following:

			Effective Rate
			June 30,	June 30,	December 31,
	Maturity Date	Interest Rate Terms	2025	2025	2024
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,644	$51,953
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.9%	50,357	50,882
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,807	43,069
PPN JV Loan	November 2025	Fixed	4.1%	39,795	40,370
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	33,887	34,153
Pearl Hotel Loan	December 2032	Fixed	6.3%	33,300	34,040
North Bay Landing Loan (insured by HUD) (b)	March 2060	Fixed	5.9%	27,741	22,746
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	6.4%	27,114	27,377
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,582	21,796
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.8%	19,440	19,857
Watercrest JV Loan	June 2047	SOFR plus 2.2%	6.5%	19,276	19,555
Breakfast Point Hotel Loan	November 2042	Fixed (c)	6.0%	15,228	15,473
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,860	14,130
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	6.4%	12,307	12,307
Airport Hotel Loan	February 2030 (d)	SOFR plus 2.1%, floor 3.0%	6.4%	10,978	11,717
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	6.4%	6,761	8,086
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	6.1%	3,737	5,014
Community Development District debt	May 2028-May 2039	Fixed	3.6 to 6.0%	2,607	3,151
Self-Storage Facility Loan (e)	N/A	N/A	N/A	—	3,360
Beach Homes Loan (e)	N/A	N/A	N/A	—	1,385
Pier Park Outparcel Loan (e)	N/A	N/A	N/A	—	1,252
WaterColor Crossings Loan (e)	N/A	N/A	N/A	—	1,043
Total principal outstanding				432,421	442,716
Unamortized discount and debt issuance costs				(5,170)	(4,962)
Total debt, net				$427,251	$437,754
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.
(b)	In February 2025, the North Bay Landing Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.5%, with a floor of 3.2% and a maturity date of March 2026.
(c)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(d)	In February 2025, the Airport Hotel Loan maturity date was extended to February 2030.
(e)	In the first half of 2025, the loan was paid in full.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of June 30, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 74.6% includes fixed or swapped interest rates, and the average remaining life was 18.7 years.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), for a multi-family community located near the entrance to the Watersound Origins residential community (the “Watersound Origins Crossings JV Loan”). The loan provides for monthly payments of principal and interest through maturity in April 2058. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through April 2033. The loan is secured by the real property and certain other Security Interests.

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

In 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”), secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. The loan provides for principal and interest payments with a final balloon payment at maturity in November 2025. In connection with the loan, the Company entered into a limited guarantee in favor of the lender, based on its percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. The Company is in the process of refinancing the PPN JV Loan.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, as amended, to finance the construction of a multi-family community in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a loan, as amended, to finance the construction of a multi-family community in Panama City, Florida (the “North Bay Landing Loan”). In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. As of June 30, 2025, the Company incurred $0.6 million of loan costs due to the refinance. The six months ended June 30, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income.

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

In 2022, the Pier Park Crossings Phase II JV refinanced into a $22.9 million loan, insured by HUD, for a multi-family community in Panama City Beach, Florida (the “PPC II JV Loan”). The loan provides for monthly payments of principal and interest through maturity in May 2057. The loan includes a prepayment premium due to the lender of 1% - 7% for any additional principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests.

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

In 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida (the “Watercrest JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. The Company’s liability as guarantor under the loan has been reduced to 50% of the outstanding principal balance, which requires the borrower to maintain certain debt service coverage requirements. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

In 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, the Company’s liability as guarantor can be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and the Company’s liability can be reduced to 50% in year four and 25% in year five. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of a hotel in Panama City, Florida (the “Airport Hotel Loan”). The loan provided for monthly principal and interest payments with a final balloon payment at maturity. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the six months ended June 30, 2025, the Company incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $8.9 million and $9.6 million as of June 30, 2025 and December 31, 2024, respectively. The Company pays interest on this total outstanding CDD debt.

In 2020, a wholly-owned subsidiary of the Company entered into a $5.8 million loan, to finance the construction of a self-storage facility in Santa Rosa Beach, Florida (the “Self-Storage Facility Loan”). In the first quarter of 2025, the loan was paid in full.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.7 million loan, to finance the construction of two beach homes located in Panama City Beach, Florida (the “Beach Homes Loan”). In the second quarter of 2025, the loan was paid in full.

In 2017, a wholly-owned subsidiary of the Company entered into a $1.6 million loan to finance the construction of a commercial leasing property located in Panama City Beach, Florida (the “Pier Park Outparcel Loan”). In the first quarter of 2025, the loan was paid in full.

In 2018, a wholly-owned subsidiary of the Company entered into a $1.9 million loan, to finance the construction of a commercial leasing property located in Santa Rosa Beach, Florida (the “WaterColor Crossings Loan”). In the second quarter of 2025, the loan was paid in full.

The Company’s financing agreements are subject to various customary debt covenants and as of both June 30, 2025 and December 31, 2024, the Company was in compliance with the financial debt covenants.

As of June 30, 2025, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $529.5 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to June 30, 2025, for the years ending December 31 are:

2025	$44,403
2026	9,826
2027	69,253
2028	37,043
2029	10,031
Thereafter	261,865
$432,421

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	June 30,	December 31,
	2025	2024
Accounts payable	$22,192	$22,847
Income tax payable	3,996	1,849
Finance lease liabilities	614	406
Operating lease liabilities	3,227	4,366
Accrued compensation	5,483	7,635
Other accrued liabilities	10,473	4,982
Club membership deposits	3,087	3,155
Advance deposits	8,819	5,879
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total accounts payable and other liabilities	$60,741	$53,969

Accounts payable as of June 30, 2025 and December 31, 2024, primarily include payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $5.0 million of accrued property taxes as of June 30, 2025, which are generally paid annually in November. As of December 31, 2024, the Company had no accrued property taxes.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

10. Deferred Revenue

As of June 30, 2025 and December 31, 2024, deferred revenue includes club initiation fees of $45.0 million and $45.9 million, respectively, and other deferred revenue of $15.4 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	June 30,	June 30,
	2025	2024
Balance at beginning of period	$45,885	$48,742
New club memberships	6,222	7,387
Revenue from amounts included in contract liability opening balance	(6,730)	(6,191)
Revenue from current period new memberships	(365)	(532)
Balance at end of period	$45,012	$49,406

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of June 30, 2025, remaining performance obligations were $45.0 million, of which the Company expects to recognize as revenue $6.2 million in 2025, $22.5 million in 2026 through 2027, $14.4 million in 2028 through 2029 and $1.9 million thereafter.

Other deferred revenue as of both June 30, 2025 and December 31, 2024, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

11. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2025 and 2024 to pre-tax income as a result of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
U.S. federal statutory tax rate	$8,342	21.0%	$6,892	21.0%	$13,062	21.0%	$10,791	21.0%
State and local income taxes, net of federal income tax effect (a)	1,752	4.4%	1,437	4.4%	2,743	4.4%	2,250	4.4%
Energy related tax credits	(270)	(0.7)%	(81)	(0.3)%	(270)	(0.4)%	(129)	(0.3)%
Nontaxable or nondeductible and other items	125	0.3%	53	0.2%	222	0.3%	38	0.1%
Total income tax expense	$9,949	25.0%	$8,301	25.3%	$15,757	25.3%	$12,950	25.2%
(a)	State taxes in Florida make up all of the tax effect in this category.

As of June 30, 2025 and December 31, 2024, the Company had income tax payable of $4.0 million and $1.8 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both June 30, 2025 and December 31, 2024, the Company did not have a valuation allowance.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of June 30, 2025 or December 31, 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (“H.R.1”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations, and cash flows.

12. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2024	$1,419	$1,419
Other comprehensive loss before reclassifications	(176)	(176)
Amounts reclassified from accumulated other comprehensive income	(578)	(578)
Other comprehensive loss	(754)	(754)
Less: Other comprehensive loss attributable to non-controlling interest	261	261
Accumulated other comprehensive income as of June 30, 2025	$926	$926

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended June 30, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swap	$(5)	$1	$(4)
Interest rate swap - unconsolidated affiliate	8	(2)	6
Reclassification adjustment for net (gain) loss included in earnings	(355)	65	(290)
Net unrealized (loss) gain	(352)	64	(288)
Other comprehensive (loss) income	$(352)	$64	$(288)

	Three Months Ended June 30, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swap	$240	$(43)	$197
Interest rate swap - unconsolidated affiliate	27	(7)	20
Reclassification adjustment for net (gain) loss included in earnings	(480)	89	(391)
Net unrealized (loss) gain	(213)	39	(174)
Other comprehensive (loss) income	$(213)	$39	$(174)

	Six Months Ended June 30, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swaps	$(219)	$39	$(180)
Interest rate swap - unconsolidated joint venture	6	(2)	4
Reclassification adjustment for net (gain) loss included in earnings	(708)	130	(578)
Net unrealized (loss) gain	(921)	167	(754)
Other comprehensive (loss) income	$(921)	$167	$(754)

	Six Months Ended June 30, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$991	$(176)	$815
Interest rate swap - unconsolidated joint venture	120	(31)	89
Reclassification adjustment for net (gain) loss included in earnings	(964)	178	(786)
Net unrealized gain (loss)	147	(29)	118
Other comprehensive income (loss)	$147	$(29)	$118

13. Stockholders’ Equity

Dividends

During the three months ended June 30, 2025 and 2024, the Company paid dividends of $0.14 and $0.12, respectively, per share on the Company’s common stock for a total of $8.1 million and $7.0 million, respectively. During the six months ended June 30, 2025 and 2024, the Company paid dividends of $0.28 and $0.24, respectively, per share on the Company’s common stock for a total of $16.3 million and $14.0 million, respectively.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended June 30, 2025, the Company repurchased 235,400 shares of its common stock outstanding at an average repurchase price of $44.66, per share, for an aggregate purchase price of $10.5 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the Inflation Reduction Act of 2022 (the “IRA”). During the six months ended June 30, 2025, the Company repurchased 359,014 shares of its common stock outstanding at an average repurchase price of $45.13, per share, for an aggregate purchase price of $16.2 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the three and six months ended June 30, 2024, the Company did not repurchase shares of its common stock outstanding. As of June 30, 2025, the Company had a total authority of $83.8 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

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

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2025, 8,051 of the restricted shares vested on the first annual anniversary. During the six months ended June 30, 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. In addition, in February 2024, the Company granted 5,418 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2025 and 2024, 3,185 and 3,187, respectively, of the restricted shares vested on the annual anniversaries. During the six months ended June 30, 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2025 and 2024, 5,979 and 5,982, respectively, of the restricted shares vested on the annual anniversaries. In addition, in February 2023, the Company granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $44.30 per share.

In April 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $55.73 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2025 and 2024, 7,664 and 8,532, respectively, of the restricted shares vested on the annual anniversaries. During the six months ended June 30, 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $46.73 per share.

Following is a summary of non-vested restricted share activity:

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	65,688	$49.31	57,923	$44.80
Granted	19,408	$46.24	32,162	$54.16
Vested	(24,879)	$47.61	(17,701)	$44.59
Forfeited	—	$—	(6,696)	$46.07
Balance at end of period	60,217	$49.02	65,688	$49.31

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During both the three months ended June 30, 2025 and 2024 and during both the six months ended June 30, 2025 and 2024, the Company recorded expense of $0.3 million and $0.6 million, respectively, related to restricted stock awards for employee compensation.

As of June 30, 2025 and December 31, 2024, unrecognized compensation costs, related to non-vested restricted stock awards were $2.3 million and $2.0 million, respectively. As of June 30, 2025, unrecognized compensation costs will be recognized over a weighted average period of 2.7 years.

Performance and Equity Incentive Plan

On May 13, 2025, at the Company’s annual meeting of stockholders, the Company’s stockholders approved The St. Joe Company 2025 Performance and Equity Incentive Plan (the “2025 Incentive Plan”), as described in the Company’s Definitive Proxy Statement, filed with the SEC on April 1, 2025, to replace the 2015 Plan, effective July 1, 2025. The 2025 Incentive Plan authorizes an aggregate issuance of up to 1,500,000 million shares of common stock, 1,352,215 shares of which remain available for issuance as of July 1, 2025, subject to adjustment, in the form of awards of stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards and other share-based awards. The Company’s officers, employees, directors and certain consultants are eligible to receive awards under the 2025 Incentive Plan.

14. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended June 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$38,057	$1,400	$3,191	$1,180	$43,828
Hospitality revenue	—	68,746	—	—	68,746
Leasing revenue	40	1,011	15,317	140	16,508
Total revenue	$38,097	$71,157	$18,508	$1,320	$129,082

Timing of Revenue Recognition:
Recognized at a point in time	$38,057	$56,340	$3,191	$1,180	$98,768
Recognized over time	—	13,806	—	—	13,806
Over lease term	40	1,011	15,317	140	16,508
Total revenue	$38,097	$71,157	$18,508	$1,320	$129,082

	Three Months Ended June 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$31,705	$—	$1,765	$1,063	$34,533
Hospitality revenue	—	62,321	—	—	62,321
Leasing revenue	26	928	13,620	178	14,752
Total revenue	$31,731	$63,249	$15,385	$1,241	$111,606

Timing of Revenue Recognition:
Recognized at a point in time	$31,705	$49,313	$1,765	$1,063	$83,846
Recognized over time	—	13,008	—	—	13,008
Over lease term	26	928	13,620	178	14,752
Total revenue	$31,731	$63,249	$15,385	$1,241	$111,606

	Six Months Ended June 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$70,962	$1,400	$7,583	$2,202	$82,147
Hospitality revenue	—	108,382	—	—	108,382
Leasing revenue	119	1,926	30,422	283	32,750
Total revenue	$71,081	$111,708	$38,005	$2,485	$223,279

Timing of Revenue Recognition:
Recognized at a point in time	$70,962	$82,451	$7,583	$2,202	$163,198
Recognized over time	—	27,331	—	—	27,331
Over lease term	119	1,926	30,422	283	32,750
Total revenue	$71,081	$111,708	$38,005	$2,485	$223,279

	Six Months Ended June 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$62,463	$—	$4,391	$1,867	$68,721
Hospitality revenue	—	101,577	—	—	101,577
Leasing revenue	83	1,704	27,102	205	29,094
Total revenue	$62,546	$103,281	$31,493	$2,072	$199,392

Timing of Revenue Recognition:
Recognized at a point in time	$62,463	$75,703	$4,391	$1,867	$144,424
Recognized over time	—	25,874	—	—	25,874
Over lease term	83	1,704	27,102	205	29,094
Total revenue	$62,546	$103,281	$31,493	$2,072	$199,392

15. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Investment income, net
Interest, dividend and accretion income	$682	$856	$1,352	$1,696
Interest income from investments in SPEs	2,003	2,003	4,006	4,006
Interest earned on notes receivable and other interest	517	547	1,272	1,145
Total investment income, net	3,202	3,406	6,630	6,847
Interest expense
Interest incurred for project financing and other interest expense	(5,539)	(6,301)	(11,093)	(12,638)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,221)	(2,218)	(4,442)	(4,434)
Total interest expense	(7,760)	(8,519)	(15,535)	(17,072)
Gain on contributions to unconsolidated joint ventures	—	—	—	11
Equity in income from unconsolidated joint ventures	7,547	5,411	17,705	12,771
Other expense, net
Miscellaneous expense, net	(226)	(102)	(454)	(562)
Other expense, net	(226)	(102)	(454)	(562)
Total other income, net	$2,763	$196	$8,346	$1,995

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

During the three and six months ended June 30, 2025 and 2024, the Company did not capitalize interest related to projects under development or construction.

Gain on Contributions to Unconsolidated Joint Ventures

The Company did not have any gain on contributions to unconsolidated joint ventures during the three months ended June 30, 2025 and 2024. Gain on contributions to unconsolidated joint ventures for each the six months ended June 30, 2025 and 2024, include a gain of less than $0.1 million on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $8.4 million and $6.5 million during the three months ended June 30, 2025 and 2024, respectively, and $21.1 million and $14.8 million during the six months ended June 30, 2025 and 2024, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Pier Park RI JV of $1.3 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively. The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $1.0 million and $1.1 million during the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $1.9 million during the six months ended June 30, 2025 and 2024, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other Expense, Net

Other expense, net primarily includes other income and expense items. Miscellaneous expense, net during the six months ended June 30, 2024, includes $0.5 million net loss on disposal of assets.

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

The captions entitled “Other” consists of mitigation bank credit sales revenue and cost of revenue; title, real estate brokerage and insurance business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating revenue:
Residential	$38,097	$31,731	$71,081	$62,546
Hospitality	71,157	63,249	111,708	103,281
Commercial	18,508	15,385	38,005	31,493
Other	1,320	1,241	2,485	2,072
Consolidated operating revenue	$129,082	$111,606	$223,279	$199,392

Cost of revenue:
Cost of residential revenue	$21,138	$15,770	$39,104	$30,796
Cost of hospitality revenue	43,812	38,801	76,701	69,747
Cost of commercial revenue	7,838	6,559	14,872	13,557
Cost of other revenue	906	705	1,610	1,286
Consolidated cost of revenue	$73,694	$61,835	$132,287	$115,386

Gross profit:
Residential	$16,959	$15,961	$31,977	$31,750
Hospitality	27,345	24,448	35,007	33,534
Commercial	10,670	8,826	23,133	17,936
Other	414	536	875	786
Consolidated gross profit	$55,388	$49,771	$90,992	$84,006

Corporate and other operating expenses:
Residential	$1,151	$1,231	$2,355	$2,320
Hospitality	413	403	849	823
Commercial	1,153	646	2,272	1,829
Other	3,725	3,567	7,546	7,976
Consolidated corporate and other operating expenses	$6,442	$5,847	$13,022	$12,948

Depreciation, depletion and amortization:
Residential	$58	$62	$117	$124
Hospitality	7,190	6,648	14,352	13,235
Commercial	4,640	4,499	9,452	8,930
Other	98	86	196	188
Consolidated depreciation, depletion and amortization	$11,986	$11,295	$24,117	$22,477

Investment income, net:
Residential	$357	$401	$891	$821
Hospitality	31	38	62	78
Commercial	12	15	77	27
Other (a)	2,802	2,952	5,600	5,921
Consolidated investment income, net	$3,202	$3,406	$6,630	$6,847

Interest expense:
Residential	$90	$99	$181	$199
Hospitality	2,650	2,984	5,310	6,001
Commercial	2,797	3,217	5,600	6,435
Other (b)	2,223	2,219	4,444	4,437
Consolidated interest expense	$7,760	$8,519	$15,535	$17,072

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gain on contributions to unconsolidated joint ventures:
Residential	$—	$—	$—	$11
Consolidated gain on contributions to unconsolidated joint ventures	$—	$—	$—	$11

Equity in income (loss) from unconsolidated joint ventures:
Residential (c)	$8,435	$6,544	$21,135	$14,823
Commercial (d)	(888)	(1,133)	(3,430)	(2,052)
Consolidated equity in income from unconsolidated joint ventures	$7,547	$5,411	$17,705	$12,771

Other income (expense), net:
Residential	$75	$35	$181	$109
Hospitality	(63)	29	(154)	(351)
Commercial	(229)	(161)	(500)	(368)
Other	(9)	(5)	19	48
Other expense, net	$(226)	$(102)	$(454)	$(562)

Income (loss) before income taxes:
Residential (c)	$24,525	$21,549	$51,532	$44,872
Hospitality	17,060	14,480	14,404	13,202
Commercial (d)	976	(815)	1,957	(1,651)
Other (a) (b)	(2,838)	(2,389)	(5,694)	(5,847)
Consolidated income before income taxes	$39,723	$32,825	$62,199	$50,576

Capital expenditures:
Residential	$26,274	$17,491	$51,407	$32,788
Hospitality	4,402	7,414	7,176	15,865
Commercial	5,554	7,145	10,104	14,443
Other	253	392	543	800
Total capital expenditures	$36,483	$32,442	$69,230	$63,896
(a)	Includes interest income from investments in SPE of $2.0 million in each the three months ended June 30, 2025 and 2024 and $4.0 million in each the six months ended June 30, 2025 and 2024.
(b)	Includes interest expense from investments in SPE of $2.2 million in each the three months ended June 30, 2025 and 2024 and $4.4 million in each the six months ended June 30, 2025 and 2024.
(c)	Equity in income from unconsolidated joint ventures includes $8.4 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively, and $21.1 million and $14.8 million for the six months ended June 30, 2025 and 2024, respectively, related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.
(d)	The six months ended June 30, 2025 and 2024, include $1.3 million and $0.2 million, respectively, of equity in loss from unconsolidated joint ventures related to the Pier Park RI JV. The hotel opened in April 2024 and activity in the current period primarily includes start-up, depreciation and interest expenses for the project. The three months ended June 30, 2025 and 2024, include $1.0 million and $1.1 million, respectively, and the six months ended June 30, 2025 and 2024, include $2.0 million and $1.9 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.

	June 30,	December 31,
	2025	2024
Investment in unconsolidated joint ventures:
Residential	$62,068	$53,399
Commercial	11,786	13,055
Total investment in unconsolidated joint ventures	$73,854	$66,454

Total assets:
Residential	$263,425	$241,435
Hospitality	454,634	460,604
Commercial	513,526	515,955
Other	316,817	320,580
Total assets	$1,548,402	$1,538,574

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.2 million and $0.3 million, respectively, as of June 30, 2025 and December 31, 2024. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of June 30, 2025 and December 31, 2024, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $63.2 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.1 million and $0.7 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2025, the Company had a total of $37.3 million, primarily in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of June 30, 2025 and December 31, 2024, $13.0 million and $13.2 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 5. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of June 30, 2025, there was no balance outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2024, $41.2 million was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of June 30, 2025 and December 31, 2024, $41.6 million and $41.7 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of June 30, 2025 and December 31, 2024, $4.3 million and $4.4 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both June 30, 2025 and December 31, 2024. As of both June 30, 2025 and December 31, 2024, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

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

18. Related Party Transactions

The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. During the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.6 million, respectively, related to revenue from these transactions. During both the three and six months ended June 30, 2024, the Company recognized $1.5 million, related to revenue from these transactions. As of June 30, 2025 and December 31, 2024, receivables from unconsolidated JVs were $0.4 million and less than $0.1 million, respectively.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $0.6 million during each of the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.2 million during the six months ended June 30, 2025 and 2024, respectively. See Note 4. Joint Ventures for additional information.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of $0.6 million and $0.8 million during the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $1.6 million during the six months ended June 30, 2025 and 2024, respectively, which were primarily included in investment in real estate, net on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, $0.1 million and $0.5 million, respectively, were payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

19. Subsequent Events

On July 23, 2025, the Company’s Board of Directors declared a cash dividend of $0.14 per share on the Company’s common stock, payable on September 19, 2025, to shareholders of record at the close of business on August 22, 2025.

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

Business Overview

St. Joe is a diversified real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may also partner with or explore the sale of discrete assets when we and/or others can better deploy resources. We seek to continue to enhance the value of our owned real estate assets by developing residential, commercial and hospitality projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to continue to focus on our core business activity of real estate development, asset management and operations by expanding our portfolio of income producing commercial properties, developing long-term, scalable residential communities and growing our hospitality offerings. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. We do not anticipate immediate benefits from investments. Timing of projects may be subject to delays caused by factors beyond our control. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved assets that may delay revenue and profits.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Highlights for the second quarter of 2025 compared to the second quarter of 2024 include:

●	Quarterly net income attributable to the Company increased by 20.4% to $29.5 million during the three months ended June 30, 2025, from $24.5 million in the same period in 2024.
●	Quarterly revenue increased by 15.7% to $129.1 million during the three months ended June 30, 2025, from $111.6 million in the same period in 2024.
●	Real estate revenue increased by 27.0% to $43.8 million during the three months ended June 30, 2025, from $34.5 million in the same period in 2024. Homesite closings volume increased by 21.0% to 225 homesites during the three months ended June 30, 2025, from 186 homesites in the same period in 2024. There were 482 homesites placed under contract during the second quarter of 2025.

●	Hospitality revenue increased by 10.4% to a quarterly record of $68.8 million during the three months ended June 30, 2025, from $62.3 million in the same period in 2024.
●	Leasing revenue increased by 11.5% to a quarterly record of $16.5 million during the three months ended June 30, 2025, from $14.8 million in the same period in 2024.

Market Conditions

Throughout the first six months of 2025, we continued to generate positive financial results. While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment, demand across our segments remains strong. We believe this is primarily due to the continued growth of Northwest Florida as a result of increased migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

Despite the strong demand across our segments, we also continue to feel the impact from the aforementioned macroeconomic factors. While elevated interest rates and higher insurance costs have negatively impacted buyers’ ability to obtain financing and the housing market generally, the impact has been offset by the net migration into our markets, limited housing supply relative to demand and the number of cash buyers. Market conditions have also not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with us.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period, as discussed in more detail below.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Operating Revenue
Residential	29.5%	28.4%	31.9%	31.4%
Hospitality	55.1%	56.7%	50.0%	51.8%
Commercial	14.4%	13.8%	17.0%	15.8%
Other	1.0%	1.1%	1.1%	1.0%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The East Lake Creek, East Lake Powell, Lake Powell, Pigeon Creek, Teachee, West Bay Creek and West Laird communities have phases of homesites in preliminary planning or permitting. Homesites in these communities will be developed based on market demand.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps and SouthWood communities, have additional lands for future development.

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of June 30, 2025, the unconsolidated Latitude Margaritaville Watersound JV had completed 1,992 home sale transactions of the total estimated 3,500 homes planned in the community and had 216 homes under contract, which are expected to result in a sales value to the JV of approximately $129.4 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	133	85	105	323
College Station	Bay County, FL	—	59	209	268
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	667	841	—	1,508
Salt Creek at Mexico Beach (b)	Bay County, FL	—	131	154	285
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	42	—	42
Park Place	Bay County, FL	193	—	—	193
Pigeon Creek (d)	Bay County, FL	—	—	3,330	3,330
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	16	—	260	276
Teachee (d)	Bay County, FL	—	106	1,644	1,750
Titus Park	Bay County, FL	115	—	564	679
Bayside at Ward Creek (d)	Bay County, FL	—	334	—	334
Breakwater at Ward Creek (d)	Bay County, FL	73	97	—	170
Salt Grass at Ward Creek (d)	Bay County, FL	181	305	—	486
Watersound Camp Creek (f)	Walton County, FL	43	—	—	43
Watersound Origins (f)	Walton County, FL	97	—	—	97
Watersound Origins West (d)	Walton County, FL	163	358	2,759	3,280
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	163	306	329	798
Total Homesites		1,844	4,059	18,375	24,278
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of June 30, 2025, we had nineteen different homebuilders within our residential communities. As of June 30, 2025, we had 1,209 residential homesites under contract, which are expected to result in revenue of approximately $121.7 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of June 30, 2024, we had 1,303 residential homesites under contract, with an expected revenue of approximately $114.0 million, plus residuals. The change in homesites under contract is due to homesite transactions since the end of the prior period, new contracts and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results. As of June 30, 2025, in addition to the 1,209 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 216 homes under contract, which together with the 1,209 homesites are expected to result in a sales value of approximately $251.2 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, marinas and other entertainment assets. The hospitality segment generates revenue from membership sales, golf courses, lodging at our hotels, short-term vacation rentals, food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Our hospitality segment may also generate revenue from the sale of operating properties. Real estate sales in our hospitality segment incur costs of revenue directly associated with the land, development, construction and selling costs. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 8. Debt, Net.

Watersound Club provides club members access to our member facilities, which include the Watersound Beach Club, Camp Creek golf course and amenities, Shark’s Tooth golf course and tennis center and The Third golf course, which opened in November 2024. In addition, in June 2024, we opened The Sporting Preserve, a 12-stand sporting clays course. Watersound Club offers different types of club memberships, each with different access rights and associated fee structures. Watersound Club is focused on creating an outstanding membership experience combined with the luxurious aspects of a destination resort. Watersound Beach Club located on Scenic Highway 30A with over one mile of Gulf frontage, has two resort-style pools, two restaurants, three bars, kid’s room and a recreation area. Camp Creek includes an 18-hole golf course, a full club house, health and wellness center, three restaurants, a tennis and pickle ball center, a resort-style pool complex with separate adult pool, a golf teaching academy, pro shop and multi-sport fields. Shark’s Tooth includes an 18-hole golf course, tennis center, a full club house, a pro shop, as well as two food and beverage outlets. The Third includes an 18-hole golf course. Guests of some of our hotels also have access to certain Watersound Club amenities.

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

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			June 30, 2025			December 31, 2024
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	234	98%	240	216	90%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	119	99%	120	111	93%
Watersound Origins Crossings (b)	Walton County, FL	217	217	207	95%	217	202	93%
North Bay Landing	Bay County, FL	240	240	230	96%	240	220	92%
Mexico Beach Crossings (b)	Bay County, FL	216	216	179	83%	216	151	70%
Origins Crossings Townhomes (c)	Walton County, FL	54	54	22	41%	64	44	69%
WindMark Beach	Gulf County, FL	31	31	18	58%	31	17	55%
Total multi-family units (d)		1,118	1,118	1,009	90%	1,128	961	85%

Senior living communities
Watercrest (b)	Walton County, FL	107	107	105	98%	107	103	96%
Watersound Fountains (e)	Walton County, FL	148	148	45	30%	148	39	26%
Total senior living units		255	255	150	59%	255	142	56%
Total units		1,373	1,373	1,159	84%	1,383	1,103	80%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(c)	In January 2025, the townhomes were platted as individual units, which created the ability to sell them individually. New leases are no longer being entered into. In the second quarter of 2025, we sold ten townhomes, included within our residential segment.
(d)	All multi-family communities are managed by our unconsolidated Watersound Management JV. The Watersound Management JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.
(e)	The community opened in March 2024 and is currently under lease-up. The senior living community is operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

As of June 30, 2025, our leasing portfolio consists of approximately 1,177,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a 121-room Residence Inn, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Bay County, Florida.

The total net rentable square feet and percentage leased of leasing properties are as follows:

		June 30, 2025		December 31, 2024
		Net		Net
		Rentable		Rentable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	100%
Watersound Town Center (b) (c)	Walton County, FL	153,825	89%	155,962	86%
Beckrich Office Park (c) (d) (e)	Bay County, FL	80,128	86%	78,322	90%
FSU/TMH Medical Campus (f)	Bay County, FL	78,670	100%	78,670	100%
Watersound Self-Storage	Walton County, FL	67,694	92%	67,694	90%
WindMark Beach Town Center (c) (g)	Gulf County, FL	44,748	57%	44,748	71%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
WaterColor Town Center (c) (h)	Walton County, FL	17,560	95%	22,199	75%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	82%	10,271	87%
Other (i)	Bay, Gulf and Walton Counties, FL	37,590	100%	37,590	100%
		1,177,124	95%	1,182,094	95%
*	Net Rentable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(b)	Includes net rentable square feet of 4,615 and 6,752 within our residential segment as of June 30, 2025 and December 31, 2024, respectively. Included in net rentable square feet as of December 31, 2024, is 2,137 square feet leased to a consolidated JV. Included in net rentable square feet as of June 30, 2025 and December 31, 2024, is 1,200 square feet leased to an unconsolidated JV.
(c)	In addition to net rentable square feet, there is also space that we occupy or that serves as common area.
(d)	We occupied approximately 22,556 and 24,000 square feet as our headquarters as of June 30, 2025 and December 31, 2024, respectively, each of which is excluded from net rentable square feet.
(e)	Included in net rentable square feet as of December 31, 2024, is 1,500 square feet leased to a consolidated JV.
(f)	A medical office building was completed in the third quarter of 2024.
(g)	Included in net rentable square feet as of June 30, 2025 and December 31, 2024, is 5,658 and 13,808 square feet, respectively, of unfinished space.
(h)	As of December 31, 2024, a portion of vacant space was being held as future office for our new boutique real estate brokerage business.
(i)	Includes various other properties, each with less than 10,000 net rentable square feet.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		June 30, 2025
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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies during the first six months of 2025, however we cannot assure you that these policies will not change in the future.

Recently Adopted and Issued Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this report for recently issued or adopted accounting standards, including the date of adoption and effect on our condensed consolidated financial statements.

Seasonality and Market Variability

Our operations may be affected by seasonal fluctuations. The revenues and earnings from our business segments may vary significantly from period to period. Homebuilders tend to buy multiple homesites in sporadic transactions. In addition, homesite prices vary significantly by community, which further impacts period over period results. Therefore, there may be reporting periods in which we have no, or significantly less, revenue from residential or commercial real estate sales. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved assets that may delay revenue and profits.

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes or public health emergencies may dramatically change demand and pricing for products and services.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	In millions
Revenue:
Real estate revenue	$43.8	$34.5	$82.1	$68.7
Hospitality revenue	68.8	62.3	108.4	101.6
Leasing revenue	16.5	14.8	32.8	29.1
Total revenue	129.1	111.6	223.3	199.4
Expenses:
Cost of real estate revenue	23.8	16.6	42.6	32.7
Cost of hospitality revenue	42.3	37.9	74.7	68.2
Cost of leasing revenue	7.6	7.3	15.0	14.5
Corporate and other operating expenses	6.4	5.9	13.0	12.9
Depreciation, depletion and amortization	12.0	11.3	24.1	22.5
Total expenses	92.1	79.0	169.4	150.8
Operating income	37.0	32.6	53.9	48.6
Other income (expense):
Investment income, net	3.2	3.4	6.6	6.8
Interest expense	(7.8)	(8.5)	(15.5)	(17.1)
Equity in income from unconsolidated joint ventures	7.5	5.4	17.7	12.8
Other expense, net	(0.2)	(0.1)	(0.5)	(0.5)
Total other income, net	2.7	0.2	8.3	2.0
Income before income taxes	39.7	32.8	62.2	50.6
Income tax expense	(9.9)	(8.3)	(15.8)	(13.0)
Net income	$29.8	$24.5	$46.4	$37.6

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	% (a)	2024	% (a)	2025	% (a)	2024	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$38.1	87.0%	$31.7	91.9%	$71.0	86.5%	$62.5	91.0%
Commercial and forestry real estate revenue	3.3	7.5%	0.7	2.0%	6.5	7.9%	2.1	3.1%
Timber revenue	1.3	3.0%	1.1	3.2%	2.5	3.0%	2.3	3.3%
Other revenue	1.1	2.5%	1.0	2.9%	2.1	2.6%	1.8	2.6%
Real estate revenue	$43.8	100.0%	$34.5	100.0%	$82.1	100.0%	$68.7	100.0%

Gross profit:
Residential real estate	$17.0	44.6%	$15.9	50.2%	$31.9	44.9%	$31.7	50.7%
Commercial and forestry real estate	1.6	48.5%	0.7	100.0%	4.7	72.3%	1.8	85.7%
Timber	1.1	84.6%	0.8	72.7%	2.1	84.0%	1.9	82.6%
Other	0.3	27.3%	0.5	50.0%	0.8	38.1%	0.6	33.3%
Gross profit	$20.0	45.7%	$17.9	51.9%	$39.5	48.1%	$36.0	52.4%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2025, residential real estate revenue increased $6.4 million, or 20.2%, to $38.1 million, as compared to $31.7 million during the same period in 2024. During the three months ended June 30, 2025, residential real estate gross profit increased $1.1 million to $17.0 million (or gross margin of 44.6%), as compared to $15.9 million (or gross margin of 50.2%) during the same period in 2024. During the three months ended June 30, 2025, we sold 225 homesites and 10 homes, compared to 186 homesites during the same period in 2024. During the three months ended June 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $122,000 and $140,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

During the six months ended June 30, 2025, residential real estate revenue increased $8.5 million, or 13.6%, to $71.0 million, as compared to $62.5 million during the same period in 2024. During the six months ended June 30, 2025, residential real estate gross profit increased $0.2 million to $31.9 million (or gross margin of 44.9%), as compared to $31.7 million (or gross margin of 50.7%) during the same period in 2024. During the six months ended June 30, 2025, we sold 474 homesites and 10 homes, compared to 402 homesites during the same period in 2024. During the six months ended June 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $118,000 and $128,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During the three months ended June 30, 2025, we had five commercial and forestry real estate sales totaling approximately 11 acres for $3.3 million, resulting in a gross profit of $1.6 million (or gross margin of 48.5%), which included the sale of a property used in hospitality operations for $1.4 million. During the three months ended June 30, 2024, we had a commercial and forestry real estate sale totaling approximately 168 acres for $0.7 million, with de minimis cost of revenue resulting in a gross profit margin of approximately 100.0%.

During the six months ended June 30, 2025, we had seven commercial and forestry real estate sales totaling approximately 144 acres for $6.5 million, resulting in a gross profit of $4.7 million (or gross margin of 72.3%), which included the sale of a property used in hospitality operations for $1.4 million. During the six months ended June 30, 2024, we had three commercial and forestry real estate sales totaling approximately 243 acres for $2.1 million, resulting in a gross profit of $1.8 million (or gross margin of 85.7%).

Revenue from commercial and forestry real estate can vary significantly from period-to-period depending on the proximity to developed areas and mix of real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. Our gross margin can vary significantly from period-to-period depending on the characteristics of property sold. Sales of forestry land typically have a lower cost basis than residential and commercial real estate sales. In addition, our cost basis in residential and commercial real estate can vary depending on the amount of development, construction or other costs incurred on the property.

Timber Revenue and Gross Profit. Timber revenue increased $0.2 million, or 18.2%, to $1.3 million during the three months ended June 30, 2025, as compared to $1.1 million in the same period in 2024. There were 62,000 tons of wood products sold at an average price per ton of $19.64 during the three months ended June 30, 2025, as compared to 67,000 tons of wood products sold at an average price per ton of $14.09, during the same period in 2024. Timber gross margin was 84.6% during the three months ended June 30, 2025, as compared to 72.7% during the same period in 2024. The increase was primarily due to higher prices in the current period.

Timber revenue increased $0.2 million, or 8.7%, to $2.5 million during the six months ended June 30, 2025, as compared to $2.3 million in the same period in 2024. There were 135,000 tons of wood products sold at an average price per ton of $16.90 during the six months ended June 30, 2025, as compared to 142,000 tons of wood products sold at an average price per ton of $14.48, during the same period in 2024. Timber gross margin was 84.0% during the six months ended June 30, 2025, as compared to 82.6% during the same period in 2024. The increase was primarily due to higher prices in the current period.

Other Revenue. Other revenue primarily consists of title insurance and real estate brokerage business revenue and mitigation bank credit sales.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Hospitality revenue	$68.8	$62.3	$108.4	$101.6
Gross profit	$26.5	$24.4	$33.7	$33.4
Gross margin	38.5%	39.2%	31.1%	32.9%

Hospitality revenue increased $6.5 million, or 10.4%, to $68.8 million during the three months ended June 30, 2025, as compared to $62.3 million in the same period in 2024. The increase in hospitality revenue was primarily related to the increase in membership dues and membership ancillary spend as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was also related to an increase in hotel operations, due to the timing of holidays and school breaks. Hospitality gross margin decreased to 38.5% during the three months ended June 30, 2025, compared to 39.2% during the same period in 2024. The decrease in gross margin during the current period was primarily due to ongoing operating costs for The Third golf course and the Shark’s Tooth clubhouse.

Hospitality revenue increased $6.8 million, or 6.7%, to $108.4 million during the six months ended June 30, 2025, as compared to $101.6 million in the same period in 2024. The increase in hospitality revenue was primarily related to the increase in membership dues and membership ancillary spend as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was also related to an increase in hotel operations, due to the timing of holidays and school breaks. As of June 30, 2025, Watersound Club had 3,551 members, compared with 3,571 members as of June 30, 2024, a net decrease of 20 members. As of both June 30, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs). Hospitality gross margin decreased to 31.1% during the six months ended June 30, 2025, compared to 32.9% during the same period in 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Leasing revenue	$16.5	$14.8	$32.8	$29.1
Gross profit	$8.9	$7.5	$17.8	$14.6
Gross margin	53.9%	50.7%	54.3%	50.2%

Leasing revenue increased $1.7 million, or 11.5%, to $16.5 million during the three months ended June 30, 2025, as compared to $14.8 million in the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Leasing gross margin increased to 53.9% during the three months ended June 30, 2025, as compared to 50.7% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

Leasing revenue increased $3.7 million, or 12.7%, to $32.8 million during the six months ended June 30, 2025, as compared to $29.1 million in the same period in 2024. The increase was primarily due to additional commercial property and marina leases, as well as other leases. Leasing gross margin increased to 54.3% during the six months ended June 30, 2025, as compared to 50.2% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

Corporate and Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Employee costs	$3.2	$3.1	$6.0	$6.8
Property taxes and insurance	1.6	1.2	3.2	2.7
Professional fees	0.7	0.6	2.0	1.7
Marketing and owner association costs	0.3	0.4	0.6	0.5
Occupancy, repairs and maintenance	0.1	0.1	0.2	0.3
Other miscellaneous	0.5	0.5	1.0	0.9
Total corporate and other operating expenses	$6.4	$5.9	$13.0	$12.9

Corporate and other operating expenses increased $0.5 million to $6.4 million during the three months ended June 30, 2025, as compared to $5.9 million in the same period in 2024. Corporate and other operating expenses were comparable for the six months ended June 30, 2025 and 2024.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $0.7 million and $1.6 million during the three and six months ended June 30, 2025, respectively, as compared to the same periods in 2024, primarily due to new hospitality and commercial assets placed in service. Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred.

Investment Income, Net

Investment income, net primarily includes (i) interest, dividends and accretion income accrued or received on our cash, cash equivalents and other investments, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Interest, dividend and accretion income	$0.7	$0.9	$1.3	$1.7
Interest income from investments in special purpose entities	2.0	2.0	4.0	4.0
Interest earned on notes receivable and other interest	0.5	0.5	1.3	1.1
Total investment income, net	$3.2	$3.4	$6.6	$6.8

Investment income, net for the three and six months ended June 30, 2025 and 2024 were comparable.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Interest incurred for project financing and other interest expense	$5.6	$6.3	$11.1	$12.7
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2	4.4	4.4
Total interest expense	$7.8	$8.5	$15.5	$17.1

Interest expense decreased $0.7 million, or 8.2%, to $7.8 million during the three months ended June 30, 2025, as compared to $8.5 million in the same period in 2024. Interest expense decreased $1.6 million, or 9.4%, to $15.5 million during the six months ended June 30, 2025, as compared to $17.1 million in the same period in 2024. The decrease in interest expense is primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net and Note 15. Other Income, Net for additional information regarding project financing.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Latitude Margaritaville Watersound JV (a)	$8.4	$6.5	$21.1	$14.8
Watersound Fountains Independent Living JV (b)	(0.9)	(1.1)	(2.0)	(1.9)
Pier Park TPS JV	0.2	0.1	(0.1)	(0.1)
Pier Park RI JV (c)	(0.2)	(0.2)	(1.3)	(0.2)
Busy Bee JV (d)	—	—	(0.1)	0.1
Electric Cart Watersound JV (e)	—	0.1	—	—
Watersound Management JV	—	—	0.1	0.1
Total equity in income from unconsolidated joint ventures	$7.5	$5.4	$17.7	$12.8

(a)	During the three months ended June 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 137 and 163 home sale transactions, respectively. During the six months ended June 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 329 and 340 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. Activity primarily includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other Expense, Net

Other expense, net primarily includes other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Miscellaneous expense, net	$(0.2)	$(0.1)	$(0.5)	$(0.5)
Other expense, net	$(0.2)	$(0.1)	$(0.5)	$(0.5)

Other expense, net for the three and six months ended June 30, 2025 and 2024 were comparable.

Income Tax Expense

Income tax expense was $9.9 million during the three months ended June 30, 2025, as compared to $8.3 million during the same period in 2024. Our effective tax rate was 25.0% for the three months ended June 30, 2025, as compared to 25.3% during the same period in 2024.

Income tax expense was $15.8 million during the six months ended June 30, 2025, as compared to $13.0 million during the same period in 2024. Our effective tax rate was 25.3% for the six months ended June 30, 2025, as compared to 25.2% during the same period in 2024.

Our effective rate for the three and six months ended June 30, 2025 and 2024, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits, nontaxable or nondeductible and other differences. See Note 11. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$35.8	$28.3	$66.2	$57.1
Other revenue	2.3	3.4	4.8	5.4
Total real estate revenue	38.1	31.7	71.0	62.5
Leasing revenue	—	—	0.1	—
Total revenue	38.1	31.7	71.1	62.5
Expenses:
Cost of real estate and other revenue	21.1	15.8	39.1	30.8
Other operating expenses	1.2	1.2	2.4	2.3
Depreciation, depletion and amortization	0.1	0.1	0.1	0.1
Total expenses	22.4	17.1	41.6	33.2
Operating income	15.7	14.6	29.5	29.3
Other income (expense):
Investment income, net	0.4	0.4	0.9	0.8
Interest expense	(0.1)	(0.1)	(0.2)	(0.2)
Equity in income from unconsolidated joint ventures	8.4	6.5	21.1	14.8
Other income, net	0.1	0.1	0.2	0.1
Total other income, net	8.8	6.9	22.0	15.5
Income before income taxes	$24.5	$21.5	$51.5	$44.8

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	225	$30.3	$16.4	$13.9	45.9%	186	$28.3	$13.5	$14.8	52.3%
Homes	10	5.5	3.5	2.0	36.4%	N/A	—	—	—	—%
Total consolidated	235	$35.8	$19.9	$15.9	44.4%	186	$28.3	$13.5	$14.8	52.3%

Unconsolidated
Homes (a)	137					163
Total consolidated and unconsolidated	372					349
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $2.0 million, or 7.1%, during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended June 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $122,000 and $140,000, respectively, due to the mix of sales from different communities. Revenue includes estimated homesite residuals of $1.2 million and $0.5 million during the three months ended June 30, 2025 and 2024, respectively. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin decreased to 45.9% during the three months ended June 30, 2025, as compared to 52.3% during the same period in 2024, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the three months ended June 30, 2025, we sold ten completed townhomes within our Watersound Origins community for a total of $5.5 million, resulting in a gross profit margin of 36.4%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $0.5 million and $0.9 million, during the three months ended June 30, 2025 and 2024, respectively.

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

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures increased $1.9 million during the three months ended June 30, 2025, as compared to the same period in 2024. The increase was due to a higher average sales price and margin per home sold, partially offset by the decreased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 137 home sale transactions during the three months ended June 30, 2025, compared to 163 home sale transactions during the same period in 2024. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	474	$60.7	$33.0	$27.7	45.6%	402	$57.1	$27.9	$29.2	51.1%
Homes	10	5.5	3.5	2.0	36.4%	N/A	—	—	—	—%
Total consolidated	484	$66.2	$36.5	$29.7	44.9%	402	$57.1	$27.9	$29.2	51.1%

Unconsolidated
Homes (a)	329					340
Total consolidated and unconsolidated	813					742
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $3.6 million, or 6.3%, during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the six months ended June 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $118,000 and $128,000, respectively, due to the mix of sales from different communities. Revenue includes estimated homesite residuals of $2.4 million and $2.6 million during the six months ended June 30, 2025 and 2024, respectively. The decrease in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin decreased to 45.6% during the six months ended June 30, 2025, as compared to 51.1% during the same period in 2024, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the six months ended June 30, 2025, we sold ten completed townhomes within our Watersound Origins community for a total of $5.5 million, resulting in a gross profit margin of 36.4%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $1.0 million and $1.6 million, during the six months ended June 30, 2025 and 2024, respectively.

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

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures increased $6.3 million during the six months ended June 30, 2025, as compared to the same period in 2024. The increase was due to a higher average sales price and margin per home sold, partially offset by the decreased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 329 home sale transactions during the six months ended June 30, 2025, compared to 340 home sale transactions during the same period in 2024. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Revenue:
Hospitality revenue	$68.8	$62.3	$108.4	$101.6
Leasing revenue	1.0	0.9	1.9	1.7
Real estate revenue	1.4	—	1.4	—
Total revenue	71.2	63.2	111.7	103.3
Expenses:
Cost of hospitality revenue	42.3	37.9	74.7	68.2
Cost of leasing revenue	0.7	0.9	1.2	1.5
Cost of real estate revenue	0.8	—	0.8	—
Other operating expenses	0.4	0.4	0.8	0.8
Depreciation, depletion and amortization	7.2	6.6	14.4	13.3
Total expenses	51.4	45.8	91.9	83.8
Operating income	19.8	17.4	19.8	19.5
Other expense:
Interest expense	(2.7)	(3.0)	(5.3)	(6.0)
Other income (expense), net	—	0.1	(0.1)	(0.3)
Total other expense, net	(2.7)	(2.9)	(5.4)	(6.3)
Income before income taxes	$17.1	$14.5	$14.4	$13.2

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$25.2	$10.9	43.3%	$21.6	$9.7	44.9%
Hotels	38.9	14.6	37.5%	36.5	13.4	36.7%
Other	4.7	1.0	21.3%	4.2	1.3	31.0%
Total	$68.8	$26.5	38.5%	$62.3	$24.4	39.2%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $3.6 million, or 16.7%, during the three months ended June 30, 2025, as compared to the same period in 2024. The increase in revenue was due to an increase in membership dues, membership ancillary spend, lodging related to the Camp Creek Inn, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. Our clubs gross margin was 43.3% during the three months ended June 30, 2025, compared to 44.9% during the same period in 2024. The decrease in gross margin during the current period was primarily due to ongoing operating costs for The Third golf course and the Shark’s Tooth clubhouse.

Revenue from our hotel operations increased $2.4 million, or 6.6%, during the three months ended June 30, 2025, as compared to the same period in 2024. Our hotels gross margin was 37.5% for the three months ended June 30, 2025, compared to 36.7% during the same period in 2024. The increase in revenue and gross margin was primarily due to the timing of holidays and school breaks.

Revenue from other hospitality operations increased $0.5 million, or 11.9%, during the three months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue related to marina operations. Our other hospitality operations gross margin was 21.3% during the three months ended June 30, 2025, compared to 31.0% during the same period in 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets.

Real estate revenue during the three months ended June 30, 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.6 million in depreciation, depletion and amortization expense during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.3 million in interest expense during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$44.8	$18.4	41.1%	$40.6	$17.8	43.8%
Hotels	56.7	14.4	25.4%	54.5	13.9	25.5%
Other	6.9	0.9	13.0%	6.5	1.7	26.2%
Total	$108.4	$33.7	31.1%	$101.6	$33.4	32.9%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $4.2 million, or 10.3%, during the six months ended June 30, 2025, as compared to the same period in 2024. The increase in revenue was due to an increase in membership dues, membership ancillary spend, lodging related to the Camp Creek Inn, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. As of June 30, 2025, Watersound Club had 3,551 members, compared with 3,571 members as of June 30, 2024, a net decrease of 20 members. Our clubs gross margin was 41.1% during the six months ended June 30, 2025, compared to 43.8% during the same period in 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Revenue from our hotel operations increased $2.2 million, or 4.0%, during the six months ended June 30, 2025, as compared to the same period in 2024. Our hotels gross margin was 25.4% for the six months ended June 30, 2025, comparable to 25.5% during the same period in 2024.

As of both June 30, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs).

Revenue from other hospitality operations increased $0.4 million, or 6.2%, during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue related to marina operations. Our other hospitality operations gross margin was 13.0% during the six months ended June 30, 2025, compared to 26.2% during the same period in 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets. Leasing revenue increased $0.2 million, or 11.8%, during the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to increased occupancy at our marinas.

Real estate revenue during the six months ended June 30, 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $1.1 million in depreciation, depletion and amortization expense during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.7 million in interest expense during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$7.3	$5.9	$14.6	$11.8
Multi-family leasing revenue	5.8	5.8	11.6	11.4
Senior living leasing revenue	2.2	1.9	4.2	3.9
Total leasing revenue	15.3	13.6	30.4	27.1
Real estate revenue
Commercial and forestry real estate revenue	1.9	0.7	5.1	2.1
Timber revenue	1.3	1.1	2.5	2.3
Total real estate revenue	3.2	1.8	7.6	4.4
Total revenue	18.5	15.4	38.0	31.5
Expenses:
Cost of leasing revenue	6.8	6.3	13.5	12.8
Cost of real estate revenue	1.1	0.3	1.4	0.8
Other operating expenses	1.1	0.6	2.3	1.8
Depreciation, depletion and amortization	4.6	4.5	9.4	8.9
Total expenses	13.6	11.7	26.6	24.3
Operating income	4.9	3.7	11.4	7.2
Other expense:
Interest expense	(2.8)	(3.2)	(5.6)	(6.4)
Equity in loss from unconsolidated joint ventures	(0.9)	(1.1)	(3.4)	(2.1)
Other expense, net	(0.2)	(0.2)	(0.4)	(0.4)
Total other expense, net	(3.9)	(4.5)	(9.4)	(8.9)
Income (loss) before income taxes	$1.0	$(0.8)	$2.0	$(1.7)

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$7.3	$4.9	67.1%	$5.9	$3.7	62.7%
Multi-family leasing	5.8	2.8	48.3%	5.8	3.0	51.7%
Senior living leasing	2.2	0.8	36.4%	1.9	0.6	31.6%
Total leasing	15.3	8.5	55.6%	13.6	7.3	53.7%
Real estate
Commercial and forestry real estate	1.9	1.0	52.6%	0.7	0.7	100.0%
Timber	1.3	1.1	84.6%	1.1	0.8	72.7%
Total real estate	3.2	2.1	65.6%	1.8	1.5	83.3%
Total	$18.5	$10.6	57.3%	$15.4	$8.8	57.1%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $1.7 million, or 12.5%, during the three months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Total leasing gross margin during the three months ended June 30, 2025 was 55.6%, as compared to 53.7% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

During the three months ended June 30, 2025, we had four commercial and forestry real estate sales of approximately 11 acres for $1.9 million, resulting in a gross margin of approximately 52.6%. During the three months ended June 30, 2024, we had a commercial and forestry real estate sale of approximately 168 acres for $0.7 million, with de minimis cost of revenue resulting in a gross margin of approximately 100.0%.

Timber revenue increased $0.2 million, or 18.2%, to $1.3 million during the three months ended June 30, 2025, as compared to $1.1 million during the same period in 2024. The increase was primarily due to an increase in prices in the current period. There were 62,000 tons of wood products sold at an average price per ton of $19.64 during the three months ended June 30, 2025, as compared to 67,000 tons of wood products sold at an average price per ton of $14.09, during the same period in 2024. Timber gross margin was 84.6% during the three months ended June 30, 2025, as compared to 72.7% during the same period in 2024. The increase was primarily due to higher prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.4 million in interest expense during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $0.9 million during the three months ended June 30, 2025, as compared to $1.1 million for the same period in 2024. The three months ended June 30, 2025 and 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened a 148-unit independent senior living community in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Leasing
Commercial leasing	$14.6	$9.7	66.4%	$11.8	$7.5	63.6%
Multi-family leasing	11.6	5.8	50.0%	11.4	5.7	50.0%
Senior living leasing	4.2	1.4	33.3%	3.9	1.1	28.2%
Total leasing	30.4	16.9	55.6%	27.1	14.3	52.8%
Real estate
Commercial and forestry real estate	5.1	4.1	80.4%	2.1	1.7	81.0%
Timber	2.5	2.1	84.0%	2.3	1.9	82.6%
Total real estate	7.6	6.2	81.6%	4.4	3.6	81.8%
Total	$38.0	$23.1	60.8%	$31.5	$17.9	56.8%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $3.3 million, or 12.2%, during the six months ended June 30, 2025, as compared to the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Total leasing gross margin during the six months ended June 30, 2025 was 55.6%, as compared to 52.8% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period. As of June 30, 2025, we had net rentable square feet of approximately 1,177,000, of which approximately 1,122,000 square feet were under lease. As of June 30, 2024, we had net rentable square feet of approximately 1,100,000, of which approximately 1,058,000 square feet were under lease. As of June 30, 2025 and 2024, our consolidated entities had 1,225 and 1,235 multi-family and senior living units, respectively, of which 1,114 were leased as of June 30, 2025, compared to 1,070 leased as of June 30, 2024 (excludes 148 senior living units for the unconsolidated Watersound Fountains Independent Living JV).

Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the six months ended June 30, 2025, we had six commercial and forestry real estate sales of approximately 144 acres for $5.1 million, resulting in a gross margin of approximately 80.4%. During the six months ended June 30, 2024, we had three commercial and forestry real estate sales of approximately 243 acres for $2.1 million, resulting in a gross margin of approximately 81.0%.

Timber revenue increased $0.2 million, or 8.7%, to $2.5 million during the six months ended June 30, 2025, as compared to $2.3 million during the same period in 2024. The increase was primarily due to an increase in prices in the current period. There were 135,000 tons of wood products sold at an average price per ton of $16.90 during the six months ended June 30, 2025, as compared to 142,000 tons of wood products sold at an average price per ton of $14.48, during the same period in 2024. Timber gross margin was 84.0% during the six months ended June 30, 2025, as compared to 82.6% during the same period in 2024. The increase was primarily due to higher prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.5 million in depreciation, depletion and amortization expense during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to new properties placed in service.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.8 million in interest expense during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $3.4 million during the six months ended June 30, 2025, as compared to $2.1 million for the same period in 2024. The six months ended June 30, 2025, primarily include start-up, depreciation and interest expenses related to the Pier Park RI JV, which opened a 121-room hotel in April 2024. The six months ended June 30, 2025 and 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened a 148-unit independent senior living community in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $88.2 million, compared to $88.8 million as of December 31, 2024.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months.

During the six months ended June 30, 2025, we invested a total of $69.2 million for capital expenditures, which includes $51.4 million for our residential segment, $7.2 million for our hospitality segment, $10.1 million for our commercial segment and $0.5 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of June 30, 2025, we had a total of $37.3 million, primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures for additional information.

As of June 30, 2025 and December 31, 2024, we had various loans outstanding totaling $432.4 million and $442.7 million, respectively, with maturities from November 2025 through March 2064. As of June 30, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 74.6% includes fixed or swapped interest rates, and the average remaining life was 18.7 years. As of June 30, 2025, the weighted average rate on our variable rate loans, excluding the swapped portion, was 6.5%. See Note 8. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan. As of June 30, 2025 and December 31, 2024, $39.8 million and $40.4 million, respectively, was outstanding on the PPN JV Loan. The loan accrues interest at a rate of 4.1% per annum and matures in November 2025. In connection with the loan, we entered into a limited guarantee in favor of the lender, based on our percentage ownership of the JV. In addition, the guarantee can become full recourse in the case of any fraud or intentional misrepresentation by the Pier Park North JV; any voluntary transfer or encumbrance of the property in violation of the due-on-sale clause in the security instrument; upon commencement of voluntary bankruptcy or insolvency proceedings and upon breach of covenants in the security instrument. See Note 8. Debt, Net for additional information. We are in the process of refinancing the PPN JV Loan.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, as amended. As of June 30, 2025 and December 31, 2024, $33.9 million and $34.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 8% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2019, the Watercrest JV entered into a $22.5 million loan. As of June 30, 2025 and December 31, 2024, $19.3 million and $19.6 million, respectively, was outstanding on the Watercrest JV Loan. The loan bears interest at a rate of SOFR plus 2.2% and matures in June 2047. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watercrest JV Loan. Our liability as guarantor under the loan has been reduced to 50% of the outstanding principal balance, which requires the borrower to maintain certain debt service coverage requirements. We are the sole guarantor and receive a quarterly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $3.7 million and $5.0 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $11.0 million and $11.7 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the six months ended June 30, 2025, we incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of June 30, 2025 and December 31, 2024, $50.4 million and $50.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan can be released upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $15.2 million and $15.5 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of June 30, 2025 and December 31, 2024, $13.9 million and $14.1 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor can be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and can be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a loan, as amended. In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. As of June 30, 2025 and December 31, 2024, $27.7 million and $22.7 million, respectively, was outstanding on the North Bay Landing Loan. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. As of June 30, 2025, we incurred $0.6 million of loan costs due to the refinance. The six months ended June 30, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the condensed consolidated statements of income. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $27.1 million and $27.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $6.8 million and $8.1 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $19.4 million and $19.9 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of June 30, 2025 and December 31, 2024, $42.8 million and $43.1 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Pier Park Crossings Phase II JV refinanced into a $22.9 million loan, insured by HUD. As of June 30, 2025 and December 31, 2024, $21.6 million and $21.8 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 7% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of both June 30, 2025 and December 31, 2024, $12.3 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of June 30, 2025 and December 31, 2024, $33.3 million and $34.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 3% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD. As of June 30, 2025 and December 31, 2024, $51.6 million and $52.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.6 million as of June 30, 2025. Total outstanding CDD debt related to our land holdings was $8.9 million as of June 30, 2025, which is comprised of $7.3 million at the SouthWood community, $1.5 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of June 30, 2025, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

During the three months ended June 30, 2025, we repurchased 235,400 shares of our common stock outstanding at an average repurchase price of $44.66, per share, for an aggregate purchase price of $10.5 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the six months ended June 30, 2025, we repurchased 359,014 shares of our common stock outstanding at an average repurchase price of $45.13, per share, for an aggregate purchase price of $16.2 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the three and six months ended June 30, 2024, we did not repurchase shares of our common stock outstanding. See Note 13. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

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

As of June 30, 2025 and December 31, 2024, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $63.2 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.1 million and $0.7 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $9.7 million and $6.4 million as of June 30, 2025 and December 31, 2024, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2025	2024

	In millions
Net cash provided by operating activities	$60.1	$50.4
Net cash used in investing activities	(15.9)	(28.5)
Net cash used in financing activities	(43.7)	(21.4)
Net increase in cash, cash equivalents and restricted cash	0.5	0.5
Cash, cash equivalents and restricted cash at beginning of the period	96.3	90.8
Cash, cash equivalents and restricted cash at end of the period	$96.8	$91.3

Cash Flows from Operating Activities

Net cash flows provided by operating activities include net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets planned to be sold, including developed and undeveloped assets. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $60.1 million during the six months ended June 30, 2025, as compared to $50.4 million during the same period in 2024. Net income was $46.4 million during the six months ended June 30, 2025, as compared to $37.6 million during the same period in 2024. The increase in net cash provided by operating activities was primarily due to the changes in net income, distribution of earnings from unconsolidated joint ventures, cost of real estate sold and accounts payable and other liabilities, partially offset by the changes in equity in income from unconsolidated joint ventures, deferred income tax and expenditures for and acquisition of real estate to be sold during the period.

Cash Flows from Investing Activities

Net cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and capital contributions to unconsolidated joint ventures, partially offset by maturities of assets held by SPEs. During the six months ended June 30, 2025, net cash used in investing activities was $15.9 million, which included capital expenditures for operating property and property and equipment of $14.3 million and capital contributions to unconsolidated joint ventures of $2.1 million, partially offset by maturities of assets held by SPEs of $0.4 million and proceeds from the disposition of assets of $0.1 million. During the six months ended June 30, 2024, net cash used in investing activities was $28.5 million, which included capital expenditures for operating property and property and equipment of $28.2 million and capital contributions to unconsolidated joint ventures of $1.2 million, partially offset by maturities of assets held by SPEs of $0.4 million, proceeds from insurance claims of $0.2 million, proceeds from the disposition of assets of $0.1 million and capital distributions from unconsolidated joint ventures of $0.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2025 was $43.7 million, compared to $21.4 million during the same period in 2024. Net cash used in financing activities during the six months ended June 30, 2025, included principal payments for debt of $38.0 million, dividends paid of $16.3 million, repurchase of common stock, including excise tax of $16.3 million, capital distributions to non-controlling interest of $0.5 million and debt issuance costs of $0.4 million, partially offset by borrowings on debt of $27.8 million. Net cash used in financing activities during the six months ended June 30, 2024, included dividends paid of $14.0 million, principal payments for debt of $7.0 million, capital distributions to non-controlling interest of $0.4 million and principal payments for finance leases of $0.1 million, partially offset by borrowings on debt of $0.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2025.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; inflation; higher insurance costs and our ability to obtain adequate insurance coverage for our properties; financial institution disruptions; supply chain disruptions; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; the imposition of tariffs and uncertainty regarding trade policies; changes in consumer sentiment and confidence that may impact demand across our segments; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our JV partners to effectively manage the day-to-day activities of our JV projects; our ability to complete construction and development projects within expected timeframes; the interest of prospective guests in our hotels, including the new hotels we have opened since the beginning of 2023; reductions in travel and other risks inherent to the hospitality industry; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; mix of sales from different communities and the corresponding impact on sales period over period; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions; the actual or perceived threat of climate change; the seasonality of our business; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation (including the One Big Beautiful Bill Act), and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny negatively impacting our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 7 of our most recent Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly released any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of June 30, 2025. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of June 30, 2025, we had variable-rate debt outstanding totaling $150.0 million, of which $40.3 million was swapped to a fixed interest rate. As of June 30, 2025, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on

SOFR was 6.5%. Based on the outstanding balance of these loans as of June 30, 2025, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $1.1 million. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of June 30, 2025, we had a total authority of $83.8 million available for purchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended June 30, 2025:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs	Plans or Programs
				In Millions
April 1-30, 2025	12,500	$42.50	12,500	$93.8
May 1-31, 2025	155,700	44.25	155,700	86.9
June 1-30, 2025	67,200	45.94	67,200	83.8
Total	235,400	$44.66	235,400	$83.8

(a)	Excludes excise tax. As part of the IRA, a 1% excise tax was imposed on stock repurchases in excess of issuances effective January 1, 2023.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2022).
10.1	The St. Joe Company 2025 Performance and Equity Incentive Plan (incorporated by reference to Annex A of the Company’s Form DEF14A filed on April 1, 2025).
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	July 23, 2025	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	July 23, 2025	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)