Form 10-Q
period 2025-09-30
ST JOE Co
filed 2025-10-29
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 27, 2025, there were 57,744,530 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$1,020,666	$1,040,428
Investment in unconsolidated joint ventures	67,488	66,454
Cash and cash equivalents	126,053	88,756
Other assets	72,171	80,318
Property and equipment, net of accumulated depreciation of $101,332 and $95,339 as of September 30, 2025 and December 31, 2024, respectively	44,749	59,107
Investments held by special purpose entities	202,786	203,511
Total assets	$1,533,913	$1,538,574
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$399,006	$437,754
Accounts payable and other liabilities	56,137	53,969
Deferred revenue	60,249	59,274
Deferred tax liabilities, net	68,917	72,358
Senior Notes held by special purpose entity	178,735	178,484
Total liabilities	763,044	801,839

Commitments and contingencies (Note 17)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 58,345,929 and 58,326,521 issued at September 30, 2025 and December 31, 2024, respectively; and 57,810,830 and 58,326,521 outstanding at September 30, 2025 and December 31, 2024, respectively	269,592	268,668
Retained earnings	515,493	454,193
Accumulated other comprehensive income	758	1,419
Treasury stock at cost, 535,099 shares held at September 30, 2025	(25,130)	—
Total stockholders’ equity	760,713	724,280
Non-controlling interest	10,156	12,455
Total equity	770,869	736,735
Total liabilities and equity	$1,533,913	$1,538,574

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures (“JV”), which, as of September 30, 2025 and December 31, 2024, include the Pier Park North JV (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), SJWCSL, LLC (“Watercrest JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. In September 2025, the Watercrest JV sold its senior living community property to a third party and ceased operating activities. As of December 31, 2024, condensed consolidated balances attributable to the Company’s consolidated JVs also include Watersound Closings & Escrow, LLC (“Watersound Closings JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 8. Debt, Net.

	September 30,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$231,582	$256,275
Cash and cash equivalents	4,668	4,458
Other assets	11,460	14,288
Property and equipment, net	11,316	17,487
Investments held by special purpose entities	202,786	203,511
Total assets	$461,812	$496,019
LIABILITIES
Debt, net	$249,673	$272,102
Accounts payable and other liabilities	5,447	7,401
Deferred revenue	144	279
Senior Notes held by special purpose entity	178,735	178,484
Total liabilities	$433,999	$458,266

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Real estate revenue	$83,831	$27,979	$165,978	$96,700
Hospitality revenue	60,572	55,460	168,954	157,037
Leasing revenue	16,673	15,572	49,423	44,666
Total revenue	161,076	99,011	384,355	298,403
Expenses:
Cost of real estate revenue	42,508	15,687	85,151	48,363
Cost of hospitality revenue	39,653	36,522	114,308	104,739
Cost of leasing revenue	7,431	7,752	22,420	22,244
Corporate and other operating expenses	6,895	5,996	19,917	18,944
Depreciation, depletion and amortization	11,657	11,782	35,774	34,260
Total expenses	108,144	77,739	277,570	228,550
Operating income	52,932	21,272	106,785	69,853
Other income (expense):
Investment income, net	3,117	3,445	9,747	10,293
Interest expense	(7,786)	(8,384)	(23,321)	(25,456)
Equity in income from unconsolidated joint ventures	3,480	6,775	21,186	19,546
Other income (expense), net	2,195	(50)	1,741	(601)
Total other income, net	1,006	1,786	9,353	3,782
Income before income taxes	53,938	23,058	116,138	73,635
Income tax expense	(13,735)	(6,409)	(29,492)	(19,359)
Net income	40,203	16,649	86,646	54,276
Net (income) loss attributable to non-controlling interest	(1,496)	186	(953)	993
Net income attributable to the Company	$38,707	$16,835	$85,693	$55,269

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.67	$0.29	$1.48	$0.95
Diluted	$0.67	$0.29	$1.48	$0.95

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	57,841,815	58,331,818	58,046,234	58,328,055
Diluted	57,859,155	58,354,438	58,058,315	58,347,565

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income:	$40,203	$16,649	$86,646	$54,276
Other comprehensive income (loss):
Interest rate swaps	44	(759)	(175)	232
Interest rate swap - unconsolidated joint venture	2	(52)	8	68
Reclassification of net realized gain included in earnings	(355)	(482)	(1,064)	(1,448)
Total before income taxes	(309)	(1,293)	(1,231)	(1,148)
Income tax benefit	57	237	224	209
Total other comprehensive loss, net of tax	(252)	(1,056)	(1,007)	(939)
Total comprehensive income, net of tax	39,951	15,593	85,639	53,337
Total comprehensive (income) loss attributable to non-controlling interest	(1,412)	544	(607)	1,316
Total comprehensive income attributable to the Company	$38,539	$16,137	$85,032	$54,653

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at June 30, 2025	57,986,915	$269,283	$484,891	$926	$(16,336)	$11,186	$749,950
Capital distribution to non-controlling interest	—	—	—	—	—	(2,442)	(2,442)
Stock based compensation expense	—	309	—	—	—	—	309
Repurchase of common stock, including excise tax	(176,085)	—	—	—	(8,794)	—	(8,794)
Dividends ($0.14 per share)	—	—	(8,105)	—	—	—	(8,105)
Other comprehensive loss, net of tax	—	—	—	(168)	—	(84)	(252)
Net income	—	—	38,707	—	—	1,496	40,203
Balance at September 30, 2025	57,810,830	$269,592	$515,493	$758	$(25,130)	$10,156	$770,869

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at June 30, 2024	58,397,506	$271,403	$434,790	$1,925	$—	$14,268	$722,386
Capital distribution to non-controlling interest	—	—	—	—	—	(524)	(524)
Stock based compensation expense	—	327	—	—	—	—	327
Dividends ($0.14 per share)	—	—	(8,176)	—	—	—	(8,176)
Other comprehensive loss, net of tax	—	—	—	(698)	—	(358)	(1,056)
Net income (loss)	—	—	16,835	—	—	(186)	16,649
Balance at September 30, 2024	58,397,506	$271,730	$443,449	$1,227	$—	$13,200	$729,606

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735
Capital distributions to non-controlling interest	—	—	—	—	—	(2,906)	(2,906)
Issuance of restricted stock	19,408	—	—	—	—	—	—
Stock based compensation expense	—	924	—	—	—	—	924
Repurchase of common stock, including excise tax	(535,099)	—	—	—	(25,130)	—	(25,130)
Dividends ($0.42 per share)	—	—	(24,393)	—	—	—	(24,393)
Other comprehensive loss, net of tax	—	—	—	(661)	—	(346)	(1,007)
Net income	—	—	85,693	—	—	953	86,646
Balance at September 30, 2025	57,810,830	$269,592	$515,493	$758	$(25,130)	$10,156	$770,869

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	—	(912)	(912)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—	—
Stock based compensation expense	—	882	—	—	—	—	882
Dividends ($0.38 per share)	—	—	(22,191)	—	—	—	(22,191)
Other comprehensive loss, net of tax	—	—	—	(616)	—	(323)	(939)
Net income (loss)	—	—	55,269	—	—	(993)	54,276
Balance at September 30, 2024	58,397,506	$271,730	$443,449	$1,227	$—	$13,200	$729,606

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$86,646	$54,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	35,774	34,260
Stock based compensation	924	882
Equity in income from unconsolidated joint ventures	(21,186)	(19,546)
Distribution of earnings from unconsolidated joint ventures	24,302	15,483
Deferred income tax	(3,217)	(1,231)
Cost of real estate sold	78,709	44,408
Expenditures for and acquisition of real estate to be sold	(69,806)	(56,770)
Accretion income and other	(1,199)	(1,397)
Amortization of debt issuance costs	671	747
(Gain) loss on disposal of property and equipment	(2,536)	555
Gain on contributions to unconsolidated joint ventures	—	(11)
Gain on insurance for damage to property and equipment, net	—	(178)
Loss on extinguishment of debt	397	—
Changes in operating assets and liabilities:
Other assets	4,937	5,353
Deferred revenue	1,125	(525)
Accounts payable and other liabilities	10,751	1,846
Net cash provided by operating activities	146,292	78,152
Cash flows from investing activities:
Expenditures for operating property	(16,302)	(36,417)
Expenditures for property and equipment	(3,523)	(5,507)
Proceeds from the disposition of assets	4,632	88
Proceeds from insurance claims	—	178
Capital contributions to unconsolidated joint ventures	(2,886)	(1,734)
Capital distributions from unconsolidated joint ventures	—	225
Maturities of assets held by special purpose entities	787	798
Net cash used in investing activities	(17,292)	(42,369)
Cash flows from financing activities:
Capital distributions to non-controlling interest	(2,906)	(912)
Repurchase of common stock, including excise tax	(25,069)	—
Dividends paid	(24,390)	(22,180)
Borrowings on debt	67,832	1,096
Principal payments for debt	(106,462)	(12,128)
Principal payments for finance leases	(120)	(103)
Debt issuance costs	(651)	(146)
Net cash used in financing activities	(91,766)	(34,373)
Net increase in cash, cash equivalents and restricted cash	37,234	1,410
Cash, cash equivalents and restricted cash at beginning of the period	96,316	90,770
Cash, cash equivalents and restricted cash at end of the period	$133,550	$92,180

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

	September 30,	September 30,
	2025	2024
Cash and cash equivalents	$126,053	$82,745
Restricted cash included in other assets	7,497	9,435
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$133,550	$92,180

Restricted cash includes amounts reserved as a requirement of financing, development for certain of the Company’s projects or long-term mitigation bank management.

	Nine Months Ended
	September 30,
	2025	2024
Cash paid during the period for:
Interest, net of interest rate swap	$24,789	$27,203
Federal income taxes, net	$24,800	$22,200
State income taxes, net	$5,650	$3,400

Non-cash investing and financing activities:
(Decrease) increase in Community Development District debt, net	$(85)	$270
Transfers of expenditures for operating property to property and equipment	$545	$4,171
Decrease in expenditures for operating properties and property and equipment financed through accounts payable	$(5,530)	$(2,731)
Unrealized (loss) gain on cash flow hedges	$(167)	$300

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2024 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2024 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, equity or net income. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, the Company’s segments continued to generate positive financial results through the first nine months of 2025. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of net migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

While elevated interest rates, market conditions in their home states and higher insurance costs have negatively impacted or delayed the ability of some buyers to obtain financing or sell their existing home in their home state, the impact has been partially offset by the net migration into the Company’s markets and the number of cash buyers. Market conditions have not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with the Company.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of September 30, 2025, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of September 30, 2025, the Company had $58.9 million invested in short-term U.S. Treasury Bills and $4.5 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the nine months ended September 30, 2025 and 2024, the Company had 60,217 and 65,688, respectively, unvested shares of restricted stock. For the three months ended September 30, 2025 and 2024, 42,877 and 43,068, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share and for the nine months ended September 30, 2025 and 2024, 48,136 and 46,178, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 13. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$38,707	$16,835	$85,693	$55,269

Shares
Weighted average shares outstanding - basic	57,841,815	58,331,818	58,046,234	58,328,055
Incremental shares from restricted stock	17,340	22,620	12,081	19,510
Weighted average shares outstanding - diluted	57,859,155	58,354,438	58,058,315	58,347,565

Net income per share attributable to the Company
Basic income per share	$0.67	$0.29	$1.48	$0.95
Diluted income per share	$0.67	$0.29	$1.48	$0.95

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

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

Measurement of Credit Losses for Account Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) that provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606). This guidance will be effective for annual reporting periods beginning after December 15, 2025, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance should be applied prospectively. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	September 30,	December 31,
	2025	2024
Development property:
Residential	$159,714	$149,499
Hospitality	14,205	13,342
Commercial	87,234	78,453
Other	3,912	4,234
Total development property	265,065	245,528

Operating property:
Residential	7,241	10,254
Hospitality	445,278	443,291
Commercial	460,021	483,643
Other	3,142	—
Total operating property	915,682	937,188
Less: Accumulated depreciation	160,081	142,288
Total operating property, net	755,601	794,900
Investment in real estate, net	$1,020,666	$1,040,428

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

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, commercial rental and timber purposes. Commercial operating property as of December 31, 2024, also includes property used for senior living purposes, prior to the sale of the Watercrest JV property. See Note 4. Joint Ventures for additional information. Other operating property includes property used in the Company’s real estate brokerage, title insurance agency and insurance agency businesses. Operating property may be sold in the future as part of the Company’s principal real estate business. As of September 30, 2025 and December 31, 2024, operating property, net related to operating leases was $359.7 million and $395.2 million, respectively.

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

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of September 30, 2025 and December 31, 2024.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an 85-room boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a 255-room Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

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

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. In September 2025, the Watercrest JV sold its senior living community property to a third-party generating revenue of $41.0 million and cost of revenue of $21.6 million, which are presented in real estate revenue and cost of real estate revenue, respectively, in the condensed consolidated statements of income. The sale of the Watercrest JV’s senior living community property resulted in gross profit of $19.4 million and a corresponding cash distribution of $19.1 million was made to the Company. The sale of the Watercrest JV’s property did not meet the definition of a business under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), as substantially all of the fair value of the assets sold were concentrated in a single group of assets. The Company determined the sale represents the sale of goods to a customer that are an output of the Company’s ordinary activities, which includes real estate sales, and therefore would be recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) and recognize revenue and costs of revenue. Following the sale, the Watercrest JV ceased operating activities. The Watercrest JV has a contingent gain related to a $0.8 million indemnity holdback, required through June 2026. As of September 30, 2025 and December 31, 2024, the Company owned an 87.0% interest in the consolidated JV. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of September 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of September 30, 2025 and December 31, 2024, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of September 30, 2025 and December 31, 2024.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents details of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	September 30,	December 31,
	2025	2024
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV	$56,358	$53,399
Watersound Fountains Independent Living JV	3,686	3,857
Pier Park TPS JV (a)	—	—
Pier Park RI JV	3,562	5,211
Busy Bee JV	2,571	2,642
Electric Cart Watersound JV	752	781
Watersound Management JV	559	564
Total investment in unconsolidated joint ventures	$67,488	$66,454

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (b)	$—	$41,246
Watersound Fountains Independent Living JV (b)	41,504	41,683
Pier Park TPS JV (b)	12,892	13,161
Pier Park RI JV	24,948	24,948
Busy Bee JV	5,110	5,365
Electric Cart Watersound JV (b)	4,573	4,838
Total outstanding debt principal of unconsolidated JVs	$89,027	$131,241
(a)	As of September 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture was below zero due to cash distributions and non-cash depreciation and amortization expense. As of September 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated joint venture is included within accounts payable and other liabilities on the condensed consolidated balance sheets.
(b)	See Note 17. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $23.1 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, the Company received distributions from unconsolidated JVs totaling $24.3 million and $15.7 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company made capital contributions to unconsolidated JVs totaling $2.9 million and $1.7 million, respectively, related to operations of the Watersound Fountains Independent Living JV. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of September 30, 2025 was $126.5 million, which includes the carrying amounts of the investments, guarantees, other receivables and derivative instruments. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents details of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$4,869	$8,350	$26,004	$23,173
Watersound Fountains Independent Living JV (b)	(1,079)	(1,101)	(3,057)	(2,972)
Pier Park TPS JV	3	(130)	(124)	(271)
Pier Park RI JV (c)	(386)	(336)	(1,648)	(501)
Busy Bee JV (d)	63	(12)	(72)	40
Electric Cart Watersound JV (e)	(24)	(29)	(28)	(15)
Watersound Management JV	34	33	111	92
Total equity in income from unconsolidated joint ventures	$3,480	$6,775	$21,186	$19,546
(a)	During the three months ended September 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 82 and 189 home sale transactions, respectively. During the nine months ended September 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 411 and 529 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. The nine months ended September 30, 2025, includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	September 30, 2025
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV		Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$113,866	(a)	$48,650	$11,564		$31,442	$7,778	$4,967	$—	$218,267
Cash and cash equivalents	11,386		601	505		567	1,192	710	103	15,064
Other assets	2,534		289	279		238	1,811	634	25	5,810
Total assets	$127,786		$49,540	$12,348		$32,247	$10,781	$6,311	$128	$239,141

LIABILITIES AND EQUITY
Debt, net	$—		$41,335	$12,832		$24,734	$5,110	$4,516	$—	$88,527
Accounts payable and other liabilities	30,679		898	214		388	526	320	—	33,025
Equity (deficit)	97,107		7,307	(698)	(b)	7,125	5,145	1,475	128	117,589
Total liabilities and equity	$127,786		$49,540	$12,348		$32,247	$10,781	$6,311	$128	$239,141
(a)	Investment in real estate, net includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	Deficit includes cash distributions and non-cash depreciation and amortization expense. The Company and JV partner each initially contributed $3.1 million to the JV, which included land, cash and mitigation credits. As of September 30, 2025, cash of $2.9 million has been distributed to both the Company and JV partner.

	December 31, 2024
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV		Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$157,336	(a)	$50,822	$12,231		$34,576	$8,144	$5,154	$—	$268,263
Cash and cash equivalents	27,706		405	279		529	915	656	104	30,594
Other assets	2,092		382	428		235	1,921	824	33	5,915
Total assets	$187,134		$51,609	$12,938		$35,340	$10,980	$6,634	$137	$304,772

LIABILITIES AND EQUITY
Debt, net	$41,054		$41,482	$13,102		$24,608	$5,365	$4,775	$—	$130,386
Accounts payable and other liabilities	59,832		2,794	128		310	382	328	—	63,774
Equity (deficit)	86,248		7,333	(292)	(b)	10,422	5,233	1,531	137	110,612
Total liabilities and equity	$187,134		$51,609	$12,938		$35,340	$10,980	$6,634	$137	$304,772
(a)	Investment in real estate includes the land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	Deficit includes cash distributions and non-cash depreciation and amortization expense. The Company and JV partner each initially contributed $3.1 million to the JV, which included land, cash and mitigation credits. As of December 31, 2024, cash of $2.9 million has been distributed to both the Company and JV partner.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended September 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$48,078	$820	$1,027	$1,216	$4,208		$969	$655	$56,973
Expenses:
Cost of revenue	34,216	1,250	739	861	3,880		888	587	42,421
Other operating expenses	4,251	—	—	—	—		—	—	4,251
Depreciation and amortization (c)	197	754	113	692	133		62	—	1,951
Total expenses	38,664	2,004	852	1,553	4,013		950	587	48,623
Operating income (loss)	9,414	(1,184)	175	(337)	195		19	68	8,350
Other (expense) income:
Interest expense	—	(698)	(172)	(436)	(34)		(72)	—	(1,412)
Other income (expense), net	326	(153)	3	—	(36)	(d)	6	—	146
Total other income (expense), net	326	(851)	(169)	(436)	(70)		(66)	—	(1,266)
Net income (loss)	$9,740	$(2,035)	$6	$(773)	$125		$(47)	$68	$7,084
(a)	The Latitude Margaritaville Watersound JV completed 82 home sale transactions during the three months ended September 30, 2025.
(b)	The community is currently under lease-up.
(c)	Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Three Months Ended September 30, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$100,440	$533	$1,074	$1,207	$4,283		$1,016	$668	$109,221
Expenses:
Cost of revenue	78,692	1,327	790	848	3,954		928	601	87,140
Other operating expenses	4,979	—	—	—	—		—	—	4,979
Depreciation and amortization (c)	132	402	359	533	133		63	—	1,622
Total expenses	83,803	1,729	1,149	1,381	4,087		991	601	93,741
Operating income (loss)	16,637	(1,196)	(75)	(174)	196		25	67	15,480
Other (expense) income:
Interest expense	—	(873)	(190)	(499)	(41)		(82)	—	(1,685)
Other income (expense), net	63	19	6	—	(225)	(d)	—	—	(137)
Total other income (expense), net	63	(854)	(184)	(499)	(266)		(82)	—	(1,822)
Net income (loss)	$16,700	$(2,050)	$(259)	$(673)	$(70)		$(57)	$67	$13,658
(a)	The Latitude Margaritaville Watersound JV completed 189 home sale transactions during the three months ended September 30, 2024.
(b)	The community opened in March 2024. Activity includes lease-up expenses for the project.
(c)	Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Nine Months Ended September 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$244,358	$2,362	$3,240	$3,750	$11,336		$3,145	$1,935	$270,126
Expenses:
Cost of revenue	178,961	3,573	2,308	2,495	10,706		2,814	1,712	202,569
Other operating expenses	13,295	—	—	—	—		—	—	13,295
Depreciation and amortization (d)	484	2,259	669	2,550	406		187	—	6,555
Total expenses	192,740	5,832	2,977	5,045	11,112		3,001	1,712	222,419
Operating income (loss)	51,618	(3,470)	263	(1,295)	224		144	223	47,707
Other (expense) income:
Interest expense	—	(2,081)	(516)	(1,297)	(103)		(219)	—	(4,216)
Other income (expense), net	391	(133)	5	(705)	(208)	(e)	19	—	(631)
Total other income (expense), net	391	(2,214)	(511)	(2,002)	(311)		(200)	—	(4,847)
Net income (loss)	$52,009	$(5,684)	$(248)	$(3,297)	$(87)		$(56)	$223	$42,860
(a)	The Latitude Margaritaville Watersound JV completed 411 home sale transactions during the nine months ended September 30, 2025.
(b)	The community is currently under lease-up.
(c)	The hotel opened in April 2024. Activity includes start-up, depreciation and interest expenses for the project.
(d)	Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Nine Months Ended September 30, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (d)	Watersound Management JV	Total
Total revenue	$275,220	$955	$3,383	$2,481	$11,889		$3,302	$1,848	$299,078
Expenses:
Cost of revenue	213,517	3,298	2,290	1,587	11,158		2,898	1,663	236,411
Other operating expenses	15,106	—	—	—	—		—	—	15,106
Depreciation and amortization (e)	397	1,040	1,079	1,066	402		186	—	4,170
Total expenses	229,020	4,338	3,369	2,653	11,560		3,084	1,663	255,687
Operating income (loss)	46,200	(3,383)	14	(172)	329		218	185	43,391
Other (expense) income:
Interest expense	—	(2,159)	(569)	(830)	(124)		(249)	—	(3,931)
Other income (expense), net	146	49	14	—	(135)	(f)	—	—	74
Total other income (expense), net	146	(2,110)	(555)	(830)	(259)		(249)	—	(3,857)
Net income (loss)	$46,346	$(5,493)	$(541)	$(1,002)	$70		$(31)	$185	$39,534
(a)	The Latitude Margaritaville Watersound JV completed 529 home sale transactions during the nine months ended September 30, 2024.
(b)	The community opened in March 2024. Activity includes pre-opening and lease-up expenses for the project.
(c)	The hotel opened in April 2024.
(d)	An additional sales showroom located in the Watersound Town Center opened in June 2024.
(e)	Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life.
(f)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of September 30, 2025, the Latitude Margaritaville Watersound JV had 205 homes under contract and has completed 2,074 home sale transactions of the total estimated 3,500 homes planned in the community. As of September 30, 2025 and December 31, 2024, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $56.4 million and $53.4 million, respectively, which includes the net present value of the land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions. During the nine months ended September 30, 2025 and 2024, the Company received $24.2 million and $15.4 million, respectively, of cash distributions from the JV. As of September 30, 2025, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. As of September 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s unimproved land contribution and agreed upon infrastructure improvements are being distributed at an average of $10,000 per home, as each home is sold by the JV.

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

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The community opened in March 2024. As of September 30, 2025 and December 31, 2024, the Company owned a 53.8% interest in the JV. During the nine months ended September 30, 2025 and 2024, the Company made capital contributions of $2.9 million and $1.7 million, respectively, related to operations of the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. During the nine months ended September 30, 2025, the Company did not receive any cash distributions from the JV. During the nine months ended September 30, 2024, the Company received $0.2 million of cash distributions from the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. As of September 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method. In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.5%. In September 2025, the Pier Park RI JV Loan maturity date was extended from September 2025 to December 2025. The Pier Park RI JV Loan includes an option for a fixed rate conversion and two options to extend the maturity date by twenty-four months each, upon satisfaction of certain terms and conditions. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of both September 30, 2025 and December 31, 2024, $24.9 million was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of September 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method. In 2019, the JV, entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in

November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of September 30, 2025 and December 31, 2024, $4.7 million and $4.8 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of September 30, 2025 and December 31, 2024, $0.4 million and $0.5 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center showroom opened in June 2024 on property leased to the JV by the Company. As of September 30, 2025 and December 31, 2024, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method. As of September 30, 2025 and December 31, 2024, the Electric Cart Watersound JV had $2.2 million and $2.4 million, respectively, of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of September 30, 2025 and December 31, 2024, the JV had an outstanding principal balance of $0.3 million and $0.5 million, respectively, on these line of credit facilities. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of September 30, 2025 and December 31, 2024, the Company owned a 50.0% interest in the JV. During each of the nine months ended September 30, 2025 and 2024, the Company received $0.1 million of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 18. Related Party Transactions for additional information.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	September 30, 2025
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$4,456	$—	$—	$4,456
U.S. Treasury Bills	58,901	—	—	58,901
	$63,357	$—	$—	$63,357

	December 31, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$2,408	$—	$—	$2,408
U.S. Treasury Bills	58,971	—	—	58,971
	$61,379	$—	$—	$61,379

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	September 30, 2025	September 30, 2025	December 31, 2024	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$40.0	$1,408	$2,560	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$12.9	$29	$108	2	Accounts payable and other liabilities
(a)	See Note 8. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amount of net gain (loss) recognized in other comprehensive loss	$46	$(811)	$(167)	$300
Amount of net gain reclassified into interest expense	$(326)	$(436)	$(977)	$(1,308)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$(29)	$(46)	$(87)	$(140)

As of September 30, 2025, based on current value, the Company expects to reclassify $1.0 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 12. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the three and nine months ended September 30, 2025 and 2024. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	September 30, 2025			December 31, 2024
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$2,423	$2,408	1	$3,143	$3,078	1

Senior Notes held by SPE	$178,735	$183,221	3	$178,484	$178,473	3

Debt
Fixed-rate debt	$281,420	$238,557	2	$258,135	$206,775	2
Variable-rate debt	122,579	122,579	2	184,581	184,581	2
Total debt	$403,999	$361,136		$442,716	$391,356

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of September 30, 2025, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $2.4 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of September 30, 2025 consist of $178.7 million, net of the $1.3 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Leasing revenue
Lease payments	$14,393	$13,424	$42,101	$37,927
Variable lease payments	2,280	2,148	7,322	6,739
Total leasing revenue	$16,673	$15,572	$49,423	$44,666

Minimum future base rental revenue on non-cancelable leases subsequent to September 30, 2025, for the years ending December 31 are:

2025	$10,600
2026	27,444
2027	17,924
2028	14,257
2029	11,124
Thereafter	42,866
$124,215

The Company as Lessee

As of September 30, 2025, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$58	$43	$163	$126
Interest on lease liability	9	7	24	18
Operating lease cost	537	545	1,632	1,294
Variable and short-term lease cost	804	809	1,986	1,741
Total lease cost	$1,408	$1,404	$3,805	$3,179

Other information
Weighted-average remaining lease term - finance lease (in years)			2.2	2.6
Weighted-average remaining lease term - operating leases (in years)			1.6	1.9
Weighted-average discount rate - finance lease			5.5%	5.4%
Weighted-average discount rate - operating leases			5.1%	4.8%

The aggregate payments of finance and operating lease liabilities subsequent to September 30, 2025, for the years ending December 31 are:

	Finance Leases	Operating Leases
2025	$62	$564
2026	235	2,104
2027	213	57
2028	110	46
2029	13	43
Thereafter	—	43
Total	633	2,857
Less imputed interest	(51)	(89)
Total lease liabilities	$582	$2,768

7. Other Assets

Other assets consist of the following:

	September 30,	December 31,
	2025	2024
Accounts receivable, net	$14,408	$14,590
Homesite sales receivable	22,623	25,788
Inventory	3,898	4,036
Prepaid expenses	12,943	12,556
Straight-line rent	3,439	2,996
Operating lease right-of-use assets	2,825	4,417
Restricted cash	7,497	7,560
Other assets	3,603	5,437
Accrued interest receivable for Senior Notes held by SPE	935	2,938
Total other assets	$72,171	$80,318

Accounts Receivable, Net

The Company’s accounts receivable, net primarily include leasing receivables, membership fees, hospitality receivables and other receivables. Accounts receivable, net had opening balances of $14.6 million and $20.3 million, as of January 1, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, accounts receivable, net includes $3.9 million and $7.5 million, respectively, of club membership initiation fee installments receivable.

At each reporting period, accounts receivable in the scope of Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. As of September 30, 2025 and December 31, 2024, accounts receivable, net were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.4 million and $0.3 million, respectively. During both the nine months ended September 30, 2025 and 2024, allowance for credit losses and allowance for leases related to accounts receivable, net increased $0.1 million.

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

The following table presents the changes in homesite sales receivable:

	September 30,	September 30,
	2025	2024
Balance at beginning of period	$25,788	$29,862
Increases due to revenue recognized for homesites sold	4,737	4,962
Decreases due to amounts received	(7,902)	(7,599)
Balance at end of period	$22,623	$27,225

Prepaid Expenses

Prepaid expenses as of September 30, 2025 and December 31, 2024, include commercial leasing related prepaid expenses of $4.2 million and $4.7 million, respectively, and prepaid insurance of $5.4 million and $4.7 million, respectively, as well as other prepaid items.

Restricted Cash

Restricted cash as of September 30, 2025 and December 31, 2024, includes cash and escrow deposits primarily related to requirements for financing, development for certain of the Company’s projects or long-term mitigation bank management.

Other Assets

Other assets as of September 30, 2025 and December 31, 2024, include $1.4 million and $2.6 million, respectively, for the fair value of derivative assets. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

8. Debt, Net

Debt consists of the following:

			Effective Rate
			September 30,	September 30,	December 31,
	Maturity Date	Interest Rate Terms	2025	2025	2024
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,487	$51,953
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.8%	50,089	50,882
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,659	43,069
PPN JV Loan (b)	October 2035	Fixed	6.1%	40,000	40,370
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	33,752	34,153
Pearl Hotel Loan	December 2032	Fixed	6.3%	32,930	34,040
North Bay Landing Loan (insured by HUD) (c)	March 2060	Fixed	5.9%	27,680	22,746
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	6.2%	26,984	27,377
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,474	21,796
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.6%	19,232	19,857
Breakfast Point Hotel Loan	November 2042	Fixed (d)	6.0%	15,106	15,473
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,725	14,130
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	6.2%	12,276	12,307
Airport Hotel Loan	February 2030 (e)	SOFR plus 2.1%, floor 3.0%	6.2%	5,852	11,717
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	6.2%	5,722	8,086
Community Development District debt	May 2028-May 2039	Fixed	3.6 to 6.0%	2,607	3,151
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	5.9%	2,424	5,014
Watercrest JV Loan (f)	N/A	N/A	N/A	—	19,555
Self-Storage Facility Loan (f)	N/A	N/A	N/A	—	3,360
Beach Homes Loan (f)	N/A	N/A	N/A	—	1,385
Pier Park Outparcel Loan (f)	N/A	N/A	N/A	—	1,252
WaterColor Crossings Loan (f)	N/A	N/A	N/A	—	1,043
Total principal outstanding				403,999	442,716
Unamortized discount and debt issuance costs				(4,993)	(4,962)
Total debt, net				$399,006	$437,754
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.
(b)	In September 2025, the PPN JV Loan was refinanced. The previous loan had an interest rate of 4.1% and a maturity date of November 2025.
(c)	In February 2025, the North Bay Landing Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.5%, with a floor of 3.2% and a maturity date of March 2026.
(d)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(e)	In February 2025, the Airport Hotel Loan maturity date was extended to February 2030.
(f)	In the first nine months of 2025, the loan was paid in full.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively,

“Security Interests”). The specific Security Interests vary from loan to loan. As of September 30, 2025, the weighted average effective interest rate of total outstanding debt was 4.9%, of which 79.6% includes fixed or swapped interest rates, and the average remaining life was 19.5 years.

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

In 2015, the Pier Park North JV entered into a $48.2 million loan (the “PPN JV Loan”), secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. In September 2025, The PPN JV Loan was refinanced, which increased the principal amount of the loan from $39.5 million to $40.0 million and fixed the interest rate to 6.1%. The refinanced loan requires monthly payments of principal and interest beginning in November 2025, with a final balloon payment at maturity in October 2035. The loan may not be prepaid prior to October 2029. Commencing in October 2029 through May 2035, any principal prepaid is subject to a prepayment fee equal to the greater of (i) a prepayment ratio, as outlined in the loan agreement, or (ii) 1% of the amount prepaid. From June 2035 through maturity, the loan may be prepaid without a prepayment fee upon prior written notice. In connection with the loan, the Company entered into a limited guarantee in favor of the lender with respect to environmental indemnity matters and specified non-recourse carveouts outlined in the loan agreement. During the nine months ended September 30, 2025, the Company incurred $0.3 million of loan costs due to the refinance.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, as amended, to finance the construction of a multi-family community in Panama City Beach, Florida (the “PPC JV Loan”). The loan provides for monthly principal and interest payments through maturity in June 2060. The loan includes a prepayment premium due to the lender of 2% - 7% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a loan, as amended, to finance the construction of a multi-family community in Panama City, Florida (the “North Bay Landing Loan”). In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During the nine months ended September 30, 2025, the Company incurred $0.6 million of loan costs due to the refinance. The nine months ended September 30, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income (expense), net on the condensed consolidated statements of income.

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

In 2022, a wholly-owned subsidiary of the Company entered into a $13.7 million loan, which is guaranteed by the Company, to finance the construction of a hotel in Santa Rosa Beach, Florida (the “Topsail Hotel Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in July 2027. The loan is secured by the real property and certain other Security Interests.

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of a hotel in Panama City, Florida (the “Airport Hotel Loan”). The loan provided for monthly principal and interest payments with a final balloon payment at maturity. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the nine months ended September 30, 2025, the Company incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $9.0 million and $9.6 million as of September 30, 2025 and December 31, 2024, respectively. The Company pays interest on this total outstanding CDD debt.

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

In 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida (the “Watercrest JV Loan”). In September 2025, the Watercrest JV sold its senior living community property to a third party and the loan was paid in full. The three and nine months ended September 30, 2025, includes $0.3 million loss on early extinguishment of debt related to unamortized debt issuance costs included within other income (expense), net on the condensed consolidated statements of income. See Note 4. Joint Ventures for additional information.

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

The Company’s financing agreements are subject to various customary debt covenants and as of both September 30, 2025 and December 31, 2024, the Company was in compliance with the financial debt covenants.

As of September 30, 2025, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $502.1 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to September 30, 2025, for the years ending December 31 are:

2025	$2,296
2026	9,734
2027	69,155
2028	36,953
2029	8,697
Thereafter	277,164
$403,999

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$16,789	$22,847
Income tax payable	4,106	1,849
Finance lease liabilities	582	406
Operating lease liabilities	2,768	4,366
Accrued compensation	7,787	7,635
Other accrued liabilities	12,962	4,982
Club membership deposits	3,087	3,155
Advance deposits	7,343	5,879
Accrued interest expense for Senior Notes held by SPE	713	2,850
Total accounts payable and other liabilities	$56,137	$53,969

Accounts payable as of September 30, 2025 and December 31, 2024, primarily include payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $7.6 million of accrued property taxes as of September 30, 2025, which are generally paid annually in November. As of December 31, 2024, the Company had no accrued property taxes.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

10. Deferred Revenue

As of September 30, 2025 and December 31, 2024, deferred revenue includes club initiation fees of $45.7 million and $45.9 million, respectively, and other deferred revenue of $14.5 million and $13.4 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	September 30,	September 30,
	2025	2024
Balance at beginning of period	$45,885	$48,742
New club memberships	10,387	9,432
Revenue from amounts included in contract liability opening balance	(9,828)	(9,471)
Revenue from current period new memberships	(733)	(915)
Balance at end of period	$45,711	$47,788

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of September 30, 2025, remaining performance obligations were $45.7 million, of which the Company expects to recognize as revenue $3.2 million in 2025, $23.7 million in 2026 through 2027, $15.8 million in 2028 through 2029 and $3.0 million thereafter.

Other deferred revenue as of both September 30, 2025 and December 31, 2024, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

11. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of September 30, 2025 and 2024 to pre-tax income as a result of the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
U.S. federal statutory tax rate	$11,327	21.0%	$4,881	21.0%	$24,389	21.0%	$15,672	21.0%
State and local income taxes, net of federal income tax effect (a)	2,371	4.4%	1,018	4.4%	5,114	4.4%	3,268	4.4%
Energy related tax credits	—	—%	129	0.6%	(270)	(0.2)%	—	—%
Nontaxable or nondeductible and other items	37	0.1%	381	1.6%	259	0.2%	419	0.5%
Total income tax expense	$13,735	25.5%	$6,409	27.6%	$29,492	25.4%	$19,359	25.9%
(a)	State taxes in Florida make up all of the tax effect in this category.

As of September 30, 2025 and December 31, 2024, the Company had income tax payable of $4.1 million and $1.8 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both September 30, 2025 and December 31, 2024, the Company did not have a valuation allowance.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (“H.R.1”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company has determined that H.R.1 did not have a material impact on the Company’s financial position, results of operations, and cash flows.

12. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2024	$1,419	$1,419
Other comprehensive loss before reclassifications	(138)	(138)
Amounts reclassified from accumulated other comprehensive income	(869)	(869)
Other comprehensive loss	(1,007)	(1,007)
Less: Other comprehensive loss attributable to non-controlling interest	346	346
Accumulated other comprehensive income as of September 30, 2025	$758	$758

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended September 30, 2025
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swap	$44	$(8)	$36
Interest rate swap - unconsolidated affiliate	2	—	2
Reclassification adjustment for net (gain) loss included in earnings	(355)	65	(290)
Net unrealized (loss) gain	(309)	57	(252)
Other comprehensive (loss) income	$(309)	$57	$(252)

	Three Months Ended September 30, 2024
	Before-	Tax	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swap	$(759)	$135	$(624)
Interest rate swap - unconsolidated affiliate	(52)	13	(39)
Reclassification adjustment for net (gain) loss included in earnings	(482)	89	(393)
Net unrealized (loss) gain	(1,293)	237	(1,056)
Other comprehensive (loss) income	$(1,293)	$237	$(1,056)

	Nine Months Ended September 30, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swaps	$(175)	$31	$(144)
Interest rate swap - unconsolidated joint venture	8	(2)	6
Reclassification adjustment for net (gain) loss included in earnings	(1,064)	195	(869)
Net unrealized (loss) gain	(1,231)	224	(1,007)
Other comprehensive (loss) income	$(1,231)	$224	$(1,007)

	Nine Months Ended September 30, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$232	$(41)	$191
Interest rate swap - unconsolidated joint venture	68	(17)	51
Reclassification adjustment for net (gain) loss included in earnings	(1,448)	267	(1,181)
Net unrealized (loss) gain	(1,148)	209	(939)
Other comprehensive (loss) income	$(1,148)	$209	$(939)

13. Stockholders’ Equity

Dividends

During each of the three months ended September 30, 2025 and 2024, the Company paid dividends of $0.14, per share on the Company’s common stock for a total of $8.1 million and $8.2 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid dividends of $0.42 and $0.38, respectively, per share on the Company’s common stock for a total of $24.4 million and $22.2 million, respectively.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended September 30, 2025, the Company repurchased 176,085 shares of its common stock outstanding at an average repurchase price of $49.45, per share, for an aggregate purchase price of $8.7 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the Inflation Reduction Act of 2022 (the “IRA”). During the nine months ended September 30, 2025, the Company repurchased 535,099 shares of its common stock outstanding at an average repurchase price of $46.64, per share, for an aggregate purchase price of $24.9 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the three and nine months ended September 30, 2024, the Company did not repurchase shares of its common stock outstanding. As of September 30, 2025, the Company had a total authority of $75.1 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

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

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2025, 8,051 of the restricted shares vested on the first annual anniversary. During the nine months ended September 30, 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. In addition, in February 2024, the Company granted 5,418 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2025 and 2024, 3,185 and 3,187, respectively, of the restricted shares vested on the annual anniversaries. During the nine months ended September 30, 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2025 and 2024, 5,979 and 5,982, respectively, of the restricted shares vested on the annual anniversaries. In addition, in February 2023, the Company granted 5,760 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $44.30 per share.

In April 2022, the Company granted 4,361 restricted stock awards to an employee pursuant to the 2015 Plan. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $55.73 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the nine months ended September 30, 2025 and 2024, 7,664 and 8,532, respectively, of the restricted shares vested on the annual anniversaries. During the nine months ended September 30, 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $46.73 per share.

Following is a summary of non-vested restricted share activity:

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	65,688	$49.31	57,923	$44.80
Granted	19,408	$46.24	32,162	$54.16
Vested	(24,879)	$47.61	(17,701)	$44.59
Forfeited	—	$—	(6,696)	$46.07
Balance at end of period	60,217	$49.02	65,688	$49.31

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During both the three months ended September 30, 2025 and 2024 and during both the nine months ended September 30, 2025 and 2024, the Company recorded expense of $0.3 million and $0.9 million, respectively, related to restricted stock awards for employee compensation.

As of both September 30, 2025 and December 31, 2024, unrecognized compensation costs, related to non-vested restricted stock awards were $2.0 million. As of September 30, 2025, unrecognized compensation costs will be recognized over a weighted average period of 2.5 years.

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

14. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, good or service and timing:

	Three Months Ended September 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$36,772	$—	$44,988	$2,071	$83,831
Hospitality revenue	—	60,572	—	—	60,572
Leasing revenue	9	1,088	15,511	65	16,673
Total revenue	$36,781	$61,660	$60,499	$2,136	$161,076

Timing of Revenue Recognition:
Recognized at a point in time	$36,772	$46,694	$44,988	$2,071	$130,525
Recognized over time	—	13,878	—	—	13,878
Over lease term	9	1,088	15,511	65	16,673
Total revenue	$36,781	$61,660	$60,499	$2,136	$161,076

	Three Months Ended September 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$18,952	$—	$7,951	$1,076	$27,979
Hospitality revenue	—	55,460	—	—	55,460
Leasing revenue	50	984	14,501	37	15,572
Total revenue	$19,002	$56,444	$22,452	$1,113	$99,011

Timing of Revenue Recognition:
Recognized at a point in time	$18,952	$42,678	$7,951	$1,076	$70,657
Recognized over time	—	12,782	—	—	12,782
Over lease term	50	984	14,501	37	15,572
Total revenue	$19,002	$56,444	$22,452	$1,113	$99,011

	Nine Months Ended September 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$107,735	$1,400	$52,572	$4,271	$165,978
Hospitality revenue	—	168,954	—	—	168,954
Leasing revenue	128	3,013	45,933	349	49,423
Total revenue	$107,863	$173,367	$98,505	$4,620	$384,355

Timing of Revenue Recognition:
Recognized at a point in time	$107,735	$129,146	$52,572	$4,271	$293,724
Recognized over time	—	41,208	—	—	41,208
Over lease term	128	3,013	45,933	349	49,423
Total revenue	$107,863	$173,367	$98,505	$4,620	$384,355

	Nine Months Ended September 30, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$81,416	$—	$12,342	$2,942	$96,700
Hospitality revenue	—	157,037	—	—	157,037
Leasing revenue	133	2,688	41,603	242	44,666
Total revenue	$81,549	$159,725	$53,945	$3,184	$298,403

Timing of Revenue Recognition:
Recognized at a point in time	$81,416	$118,382	$12,342	$2,942	$215,082
Recognized over time	—	38,655	—	—	38,655
Over lease term	133	2,688	41,603	242	44,666
Total revenue	$81,549	$159,725	$53,945	$3,184	$298,403

15. Other Income, Net

Other income, net consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment income, net
Interest, dividend and accretion income	$694	$863	$2,046	$2,559
Interest income from investments in SPEs	2,003	2,003	6,009	6,009
Interest earned on notes receivable and other interest	420	579	1,692	1,725
Total investment income, net	3,117	3,445	9,747	10,293
Interest expense
Interest incurred for project financing and other interest expense	(5,564)	(6,166)	(16,657)	(18,804)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,222)	(2,218)	(6,664)	(6,652)
Total interest expense	(7,786)	(8,384)	(23,321)	(25,456)
Equity in income from unconsolidated joint ventures	3,480	6,775	21,186	19,546
Other income (expense), net
Gain on contributions to unconsolidated joint ventures	—	—	—	11
Gain (loss) on disposition of assets	2,588	(9)	2,536	(554)
Miscellaneous expense, net	(393)	(41)	(795)	(58)
Other income (expense), net	2,195	(50)	1,741	(601)
Total other income, net	$1,006	$1,786	$9,353	$3,782

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not capitalize interest related to projects under development or construction.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $4.9 million and $8.4 million during the three months ended September 30, 2025 and 2024, respectively, and $26.0 million and $23.2 million during the nine months ended September 30, 2025 and 2024, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Pier Park RI JV of $1.6 million and $0.5 million during the nine months ended September 30, 2025 and 2024, respectively. The hotel opened in April 2024. Activity includes start-up, depreciation and interest expenses for the project. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $1.1 million during each of the three months ended September 30, 2025 and 2024, and $3.1 million and $3.0 million during the nine months ended September 30, 2025 and 2024, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other Income (Expense), Net

Gain on contributions to unconsolidated joint ventures includes gain on additional infrastructure improvements contributed to the Company’s unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

Gain (loss) on disposition of assets during the three and nine months ended September 30, 2025, primarily includes gain on the sale of the Company’s Pilatus PC-12 NG aircraft (“N850J”) previously used in hospitality operations. Gain (loss) on disposition of assets during the nine months ended September 30, 2024, primarily includes loss on disposal of hospitality assets.

Miscellaneous expense, net during the three and nine months ended September 30, 2025, primarily includes loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan, as well as fees related to other loans.

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

The Company does not allocate income taxes or certain unusual items to segments. In addition, the hospitality and commercial segments have significant non-cash depreciation and amortization in reported profit or loss.

The captions entitled “Other” consists of mitigation bank credit sales revenue and cost of revenue; real estate brokerage, title insurance agency and insurance agency business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

Information by business segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating revenue:
Residential	$36,781	$19,002	$107,863	$81,549
Hospitality	61,660	56,444	173,367	159,725
Commercial (a)	60,499	22,452	98,505	53,945
Other	2,136	1,113	4,620	3,184
Consolidated operating revenue	$161,076	$99,011	$384,355	$298,403

Cost of revenue:
Cost of residential revenue	$17,950	$11,517	$57,054	$42,313
Cost of hospitality revenue	40,458	37,480	117,159	107,227
Cost of commercial revenue (a)	29,236	10,022	44,108	23,579
Cost of other revenue	1,948	942	3,558	2,227
Consolidated cost of revenue	$89,592	$59,961	$221,879	$175,346

Gross profit:
Residential	$18,831	$7,485	$50,809	$39,236
Hospitality	21,202	18,964	56,208	52,498
Commercial (a)	31,263	12,430	54,397	30,366
Other	188	171	1,062	957
Consolidated gross profit	$71,484	$39,050	$162,476	$123,057

Corporate and other operating expenses:
Residential	$1,264	$1,260	$3,619	$3,580
Hospitality	416	361	1,265	1,184
Commercial	1,161	954	3,433	2,783
Other	4,054	3,421	11,600	11,397
Consolidated corporate and other operating expenses	$6,895	$5,996	$19,917	$18,944

Depreciation, depletion and amortization:
Residential	$38	$61	$155	$185
Hospitality	7,086	6,749	21,438	19,984
Commercial	4,426	4,883	13,878	13,813
Other	107	89	303	278
Consolidated depreciation, depletion and amortization	$11,657	$11,782	$35,774	$34,260

Investment income, net:
Residential	$210	$460	$1,101	$1,282
Hospitality	43	34	105	112
Commercial	11	14	88	41
Other (b)	2,853	2,937	8,453	8,858
Consolidated investment income, net	$3,117	$3,445	$9,747	$10,293

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense:
Residential	$90	$99	$271	$298
Hospitality	2,613	2,956	7,923	8,957
Commercial	2,850	3,109	8,450	9,544
Other (c)	2,233	2,220	6,677	6,657
Consolidated interest expense	$7,786	$8,384	$23,321	$25,456

Equity in income (loss) from unconsolidated joint ventures:
Residential (d)	$4,870	$8,350	$26,004	$23,173
Commercial (e)	(1,390)	(1,575)	(4,818)	(3,627)
Consolidated equity in income from unconsolidated joint ventures	$3,480	$6,775	$21,186	$19,546

Other income (expense), net:
Residential	$89	$—	$270	$119
Hospitality (f)	2,564	47	2,410	(304)
Commercial	(513)	(91)	(1,013)	(459)
Other	55	(6)	74	43
Other income (expense), net	$2,195	$(50)	$1,741	$(601)

Income (loss) before income taxes:
Residential (d)	$22,608	$14,875	$74,139	$59,747
Hospitality (f)	13,694	8,979	28,097	22,181
Commercial (a) (e)	20,934	1,832	22,893	181
Other (b) (c)	(3,298)	(2,628)	(8,991)	(8,474)
Consolidated income before income taxes	$53,938	$23,058	$116,138	$73,635

Capital expenditures:
Residential	$14,085	$18,259	$65,492	$51,047
Hospitality	1,391	7,549	8,567	23,414
Commercial	4,494	8,790	14,598	23,233
Other	431	200	974	1,000
Total capital expenditures	$20,401	$34,798	$89,631	$98,694
(a)	The three and nine months ended September 30, 2025, include the sale of the Watercrest JV’s senior living community property, generating revenue of $41.0 million, cost of revenue of $21.6 million and gross profit of $19.4 million. Following the sale, the Watercrest JV ceased operating activities. See Note 4. Joint Ventures for additional information.
(b)	Includes interest income from investments in SPE of $2.0 million in each the three months ended September 30, 2025 and 2024 and $6.0 million in each the nine months ended September 30, 2025 and 2024.
(c)	Includes interest expense from investments in SPE of $2.2 million in each the three months ended September 30, 2025 and 2024 and $6.7 million in each the nine months ended September 30, 2025 and 2024.
(d)	Equity in income from unconsolidated joint ventures includes $4.9 million and $8.4 million for the three months ended September 30, 2025 and 2024, respectively, and $26.0 million and $23.2 million for the nine months ended September 30, 2025 and 2024, respectively, related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.
(e)	The nine months ended September 30, 2025 and 2024, include $1.6 million and $0.5 million, respectively, of equity in loss from unconsolidated joint ventures related to the Pier Park RI JV. The hotel opened in April 2024 and activity in the current period includes start-up, depreciation and interest expenses for the project. The three months ended September 30, 2025 and 2024, each include $1.1 million and the nine months ended September 30, 2025 and 2024, include $3.1 million and $3.0 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures and Note 15. Other Income, Net for additional information.

(f)	The three and nine months ended September 30, 2025, include a $2.6 million gain on disposition of assets related to the sale of the N850J aircraft previously used in hospitality operations. See Note 15. Other Income, Net for additional information.

	September 30,	December 31,
	2025	2024
Investment in unconsolidated joint ventures:
Residential	$56,358	$53,399
Commercial	11,130	13,055
Total investment in unconsolidated joint ventures	$67,488	$66,454

Total assets:
Residential	$250,841	$241,435
Hospitality	462,847	460,604
Commercial	505,896	515,955
Other	314,329	320,580
Total assets	$1,533,913	$1,538,574

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.1 million and $0.3 million, respectively, as of September 30, 2025 and December 31, 2024. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of September 30, 2025 and December 31, 2024, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $39.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.4 million and $0.7 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of September 30, 2025, the Company had a total of $27.9 million, primarily in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity in January 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. As of September 30, 2025 and December 31, 2024, $12.9 million and $13.2 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 5. Financial Instruments and Fair Value Measurements for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in December 2025, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of September 30, 2025, there was no balance outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2024, $41.2 million was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2026. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of September 30, 2025 and December 31, 2024, $41.4 million and $41.7 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of September 30, 2025 and December 31, 2024, $4.3 million and $4.4 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both September 30, 2025 and December 31, 2024. As of both September 30, 2025 and December 31, 2024, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

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

18. Related Party Transactions

The Company provides mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. The Company recognized revenue related to these transactions of $0.5 million during each of the three months ended September 30, 2025 and 2024, and $2.1 million and $2.0 million during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, receivables from unconsolidated JVs were $0.3 million and less than $0.1 million, respectively.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $0.7 million during each of the three months ended September 30, 2025 and 2024, and $1.9 million and $1.8 million during the nine months ended September 30, 2025 and 2024, respectively. See Note 4. Joint Ventures for additional information.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of $0.3 million and $1.0 million during the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $2.6 million during the nine months ended September 30, 2025 and 2024, respectively, which were primarily included in investment in real estate, net on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, less than $0.1 million and $0.5 million, respectively, were payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

19. Subsequent Events

On October 29, 2025, the Company’s Board of Directors declared a cash dividend of $0.16 per share on the Company’s common stock, payable on December 12, 2025, to shareholders of record at the close of business on November 13, 2025.

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

Highlights for the third quarter of 2025 compared to the third quarter of 2024 include:

●	Quarterly net income attributable to the Company increased by 130.4% to $38.7 million, or $0.67 per share, during the three months ended September 30, 2025, from $16.8 million, or $0.29 per share, in the same period in 2024.
●	Quarterly revenue increased by 62.7% to $161.1 million during the three months ended September 30, 2025, from $99.0 million in the same period in 2024.
●	Real estate revenue increased by 199.3% to $83.8 million during the three months ended September 30, 2025, from $28.0 million in the same period in 2024. Residential real estate revenue increased by 93.7% to $36.8 million from $19.0 million. The average homesite base sales price increased to $150,000 from $86,000 and gross margin increased to 53.4% from 39.1%, during the three months ended September 30, 2025 and 2024, respectively.

●	Hospitality revenue increased by 9.4% to a third quarter record of $60.6 million during the three months ended September 30, 2025, from $55.4 million in the same period in 2024.
●	Leasing revenue increased by 7.1% to a quarterly record of $16.7 million during the three months ended September 30, 2025, from $15.6 million in the same period in 2024.

Market Conditions

While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, our segments continued to generate positive financial results through the first nine months of 2025. We believe this is primarily due to the continued growth of Northwest Florida as a result of net migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

While elevated interest rates, market conditions in their home states and higher insurance costs have negatively impacted or delayed the ability of some buyers to obtain financing or sell their existing home in their home state, the impact has been partially offset by the net migration into our markets and the number of cash buyers. Market conditions have also not caused an increase in cancellation rates as homebuilders have continued to perform on their contractual obligations with us.

Given our diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period, as discussed in more detail below.

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Operating Revenue
Residential	22.8%	19.2%	28.1%	27.3%
Hospitality	38.3%	57.0%	45.1%	53.5%
Commercial	37.6%	22.7%	25.6%	18.1%
Other	1.3%	1.1%	1.2%	1.1%
Consolidated operating revenue	100.0%	100.0%	100.0%	100.0%

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,500 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of September 30, 2025, the unconsolidated Latitude Margaritaville Watersound JV had completed 2,074 home sale transactions of the total estimated 3,500 homes planned in the community and had 205 homes under contract, which are expected to result in a sales value to the JV of approximately $123.1 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	118	85	105	308
College Station	Bay County, FL	—	59	209	268
East Lake Creek (b)	Bay County, FL	—	—	200	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	585	841	—	1,426
Salt Creek at Mexico Beach (b)	Bay County, FL	—	131	154	285
Salt Creek at Mexico Beach Townhomes (b)	Bay County, FL	—	42	—	42
Park Place	Bay County, FL	183	—	—	183
Pigeon Creek (d)	Bay County, FL	—	—	3,330	3,330
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	15	—	260	275
Teachee (d)	Bay County, FL	—	106	1,644	1,750
Titus Park	Bay County, FL	90	125	439	654
Bayside at Ward Creek (d)	Bay County, FL	—	334	—	334
Breakwater at Ward Creek (d)	Bay County, FL	31	95	—	126
Salt Grass at Ward Creek (d)	Bay County, FL	164	305	—	469
Watersound Camp Creek (f)	Walton County, FL	30	—	—	30
Watersound Origins (f)	Walton County, FL	83	—	—	83
Watersound Origins West (d)	Walton County, FL	163	358	2,759	3,280
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	113	306	329	748
Total Homesites		1,575	4,182	18,250	24,007

(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of September 30, 2025, we had nineteen different homebuilders within our residential communities. As of September 30, 2025, we had 1,992 residential homesites under contract, which are expected to result in revenue of approximately $146.2 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of September 30, 2024, we had 1,381 residential homesites under contract, with an expected revenue of approximately $122.3 million, plus residuals. The change in homesites under contract is due to homesite transactions since the end of the prior period, new contracts, including a long-term contract totaling approximately 650 undeveloped homesites within the SouthWood community, and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results. As of September 30, 2025, in addition to the 1,992 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 205 homes under contract, which together with the 1,992 homesites are expected to result in a sales value of approximately $269.3 million at closing of the homesites and homes.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, self-storage and other assets, as well as senior living prior to the sale of the Watercrest JV’s senior living community property in September 2025. See Note 4. Joint Ventures for additional information. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to the Watersound Origins, Watersound Origins West and Latitude Margaritaville Watersound

residential communities. In conjunction with Florida State University (“FSU”) and Tallahassee Memorial Hospital (“TMH”), we are in the process of developing an 87-acre medical campus in Panama City Beach, Florida, the first building of which opened in July 2024. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We lease land for various other uses. The commercial segment manages our timber holdings in Northwest Florida which includes growing and selling pulpwood, sawtimber and other products.

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

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			September 30, 2025			December 31, 2024
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	238	99%	240	216	90%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	119	99%	120	111	93%
Watersound Origins Crossings (b)	Walton County, FL	217	217	196	90%	217	202	93%
North Bay Landing	Bay County, FL	240	240	222	93%	240	220	92%
Mexico Beach Crossings (b)	Bay County, FL	216	216	203	94%	216	151	70%
Origins Crossings Townhomes (c)	Walton County, FL	46	46	14	30%	64	44	69%
WindMark Beach	Gulf County, FL	31	31	19	61%	31	17	55%
Total multi-family units (d)		1,110	1,110	1,011	91%	1,128	961	85%

Senior living communities
Watercrest (b) (e)	Walton County, FL	N/A	N/A	N/A	N/A %	107	103	96%
Watersound Fountains (f)	Walton County, FL	148	148	53	36%	148	39	26%
Total senior living units		148	148	53	36%	255	142	56%
Total units		1,258	1,258	1,064	85%	1,383	1,103	80%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(c)	In January 2025, the townhomes were platted as individual units, which created the ability to sell them individually. We are no longer entering into new leases. During the nine months ended September 30, 2025, we sold 18 townhomes, included within our residential segment.
(d)	All multi-family communities are managed by our unconsolidated Watersound Management JV. The Watersound Management JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.
(e)	In September 2025, the Watercrest JV sold its senior living community property to a third party and ceased operating activities. See Note 4. Joint Ventures for additional information.
(f)	The community is currently under lease-up. The senior living community is operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

As of September 30, 2025, our leasing portfolio consists of approximately 1,173,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a 121-room Residence Inn, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Bay County, Florida.

The total net leasable square feet and percentage leased of leasing properties are as follows:

		September 30, 2025		December 31, 2024
		Net		Net
		Leasable		Leasable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	100%
Watersound Town Center (b) (c)	Walton County, FL	149,210	98%	155,962	86%
Beckrich Office Park (c) (d) (e)	Bay County, FL	80,128	88%	78,322	90%
FSU/TMH Medical Campus (f)	Bay County, FL	78,670	100%	78,670	100%
Watersound Self-Storage	Walton County, FL	67,694	93%	67,694	90%
WindMark Beach Town Center (c) (g)	Gulf County, FL	44,748	57%	44,748	71%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%
WaterColor Town Center (c) (h)	Walton County, FL	17,560	96%	22,199	75%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	82%	10,271	87%
Other (i)	Bay, Gulf and Walton Counties, FL	38,574	97%	37,590	100%
		1,173,493	97%	1,182,094	95%
*	Net Leasable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(b)	As of September 30, 2025, we occupied 6,752 square feet for our real estate brokerage, title insurance agency and insurance agency businesses, which is excluded from net leasable square feet. Included in net leasable square feet as of September 30, 2025 and December 31, 2024, is 1,200 square feet leased to an unconsolidated JV. Includes net leasable square feet of 6,752 within our residential segment as of December 31, 2024. Included in net leasable square feet as of December 31, 2024, is 2,137 square feet leased to a consolidated JV.
(c)	In addition to net leasable square feet, there is also space that we occupy or that serves as common area.
(d)	We occupied approximately 22,556 and 24,000 square feet as our headquarters as of September 30, 2025 and December 31, 2024, respectively, each of which is excluded from net leasable square feet.
(e)	Included in net leasable square feet as of December 31, 2024, is 1,500 square feet leased to a consolidated JV.
(f)	A medical office building was completed in the third quarter of 2024.
(g)	Included in net leasable square feet as of September 30, 2025 and December 31, 2024, is 5,658 and 13,808 square feet, respectively, of unfinished space.
(h)	As of September 30, 2025, we occupied 4,639 square feet for our real estate brokerage business, which is excluded from net leasable square feet. As of December 31, 2024, a portion of vacant space was being held as future office for our new real estate brokerage business.
(i)	Includes various other properties, each with less than 10,000 net leasable square feet.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		September 30, 2025
	Location	Completed Square Feet	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center (a)	Walton County, FL	155,962	12,925	231,113	400,000
Watersound West Bay Center	Bay County, FL	3,366	18,003	478,631	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	—	241,330	320,000
		237,998	30,928	951,074	1,220,000
*	Total square feet are based on current estimates and are subject to change.

(a)	We occupy 6,752 square feet of the completed space.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in these policies during the first nine months of 2025, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	In millions
Revenue:
Real estate revenue	$83.8	$28.0	$166.0	$96.7
Hospitality revenue	60.6	55.4	169.0	157.0
Leasing revenue	16.7	15.6	49.4	44.7
Total revenue	161.1	99.0	384.4	298.4
Expenses:
Cost of real estate revenue	42.5	15.7	85.2	48.4
Cost of hospitality revenue	39.7	36.5	114.3	104.7
Cost of leasing revenue	7.4	7.8	22.4	22.2
Corporate and other operating expenses	6.9	6.0	19.9	18.9
Depreciation, depletion and amortization	11.7	11.8	35.8	34.3
Total expenses	108.2	77.8	277.6	228.5
Operating income	52.9	21.2	106.8	69.9
Other income (expense):
Investment income, net	3.1	3.5	9.7	10.3
Interest expense	(7.8)	(8.4)	(23.3)	(25.5)
Equity in income from unconsolidated joint ventures	3.5	6.8	21.2	19.5
Other income (expense), net	2.2	(0.1)	1.7	(0.6)
Total other income, net	1.0	1.8	9.3	3.7
Income before income taxes	53.9	23.0	116.1	73.6
Income tax expense	(13.7)	(6.4)	(29.5)	(19.3)
Net income	$40.2	$16.6	$86.6	$54.3

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	% (a)	2024	% (a)	2025	% (a)	2024	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$36.8	43.9%	$19.0	67.9%	$107.7	64.9%	$81.5	84.3%
Commercial and forestry real estate revenue	44.1	52.6%	7.3	26.1%	50.6	30.5%	9.4	9.7%
Timber revenue	0.9	1.1%	0.7	2.5%	3.4	2.0%	2.9	3.0%
Other revenue	2.0	2.4%	1.0	3.5%	4.3	2.6%	2.9	3.0%
Real estate revenue	$83.8	100.0%	$28.0	100.0%	$166.0	100.0%	$96.7	100.0%

Gross profit:
Residential real estate	$18.8	51.1%	$7.5	39.5%	$50.7	47.1%	$39.1	48.0%
Commercial and forestry real estate	21.6	49.0%	4.1	56.2%	26.3	52.0%	5.8	61.7%
Timber	0.7	77.8%	0.5	71.4%	2.8	82.4%	2.3	79.3%
Other	0.2	10.0%	0.2	20.0%	1.0	23.3%	1.1	37.9%
Gross profit	$41.3	49.3%	$12.3	43.9%	$80.8	48.7%	$48.3	49.9%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended September 30, 2025, residential real estate revenue increased $17.8 million, or 93.7%, to $36.8 million, as compared to $19.0 million during the same period in 2024. During the three months ended September 30, 2025, residential real estate gross profit increased $11.3 million to $18.8 million (or gross margin of 51.1%), as compared to $7.5 million (or gross margin of 39.5%) during the same period in 2024. During the three months ended September 30, 2025, we sold 189 homesites and 8 homes, compared to 179 homesites during the same period in 2024. During the three months ended September 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $150,000 and $86,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

During the nine months ended September 30, 2025, residential real estate revenue increased $26.2 million, or 32.1%, to $107.7 million, as compared to $81.5 million during the same period in 2024. During the nine months ended September 30, 2025, residential real estate gross profit increased $11.6 million to $50.7 million (or gross margin of 47.1%), as compared to $39.1 million (or gross margin of 48.0%) during the same period in 2024. During the nine months ended September 30, 2025, we sold 663 homesites and 18 homes, compared to 581 homesites during the same period in 2024. During the nine months ended September 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $127,000 and $115,000, respectively, due to the mix of sales from different communities. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the homesite development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During the three months ended September 30, 2025, we had four commercial and forestry real estate sales totaling approximately 12 acres for $44.1 million, resulting in a gross profit of $21.6 million (or gross margin of 49.0%). The commercial and forestry real estate sales during the three months ended September 30, 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2%. The sale of the Watercrest JV’s property did not meet the definition of a business under ASC Topic 805, as substantially all of the fair value of the assets sold were concentrated in a single group of assets. We determined the sale represents the sale of goods to a customer that are an output of our ordinary activities, which includes real estate sales, and therefore would be recognized in accordance with ASC Topic 606 and recognize revenue and costs of revenue. See Note 4. Joint Ventures for additional information. During the three months ended September 30, 2024, we had three commercial and forestry real estate sales totaling approximately 25 acres for $7.3 million, resulting in a gross profit of $4.1 million (or gross margin of approximately 56.2%).

During the nine months ended September 30, 2025, we had eleven commercial and forestry real estate sales totaling approximately 155 acres for $50.6 million, resulting in a gross profit of $26.3 million (or gross margin of 52.0%). The commercial and forestry real estate sales during the nine months ended September 30, 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2% and a property used in hospitality operations for $1.4 million. See Note 4. Joint Ventures for additional information. During the nine months ended September 30, 2024, we had six commercial and forestry real estate sales totaling approximately 268 acres for $9.4 million, resulting in a gross profit of $5.8 million (or gross margin of 61.7%).

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

Timber Revenue and Gross Profit. Timber revenue increased $0.2 million, or 28.6%, to $0.9 million during the three months ended September 30, 2025, as compared to $0.7 million in the same period in 2024. The increase was primarily due to product mix, an increase in tons of wood products sold and higher sales prices in the current period. There were 56,000 tons of wood products sold at an average price per ton of $15.35 during the three months ended September 30, 2025, as compared to 45,000 tons of wood products sold at an average price per ton of $13.35, during the same period in 2024. Timber gross margin was 77.8% during the three months ended September 30, 2025, as compared to 71.4% during the same period in 2024. The increase was primarily due to product mix, more tons of wood products sold and higher sales prices in the current period.

Timber revenue increased $0.5 million, or 17.2%, to $3.4 million during the nine months ended September 30, 2025, as compared to $2.9 million in the same period in 2024. The increase was primarily due to product mix, an increase in tons of wood products sold and higher sales prices in the current period. There were 191,000 tons of wood products sold at an average price per ton of $16.45 during the nine months ended September 30, 2025, as compared to 186,000 tons of wood products sold at an average price per ton of $14.21, during the same period in 2024. Timber gross margin was 82.4% during the nine months ended September 30, 2025, as compared to 79.3% during the same period in 2024. The increase was primarily due to product mix, more tons of wood products sold and higher sales prices in the current period.

Other Revenue. Other revenue primarily consists of our real estate brokerage, title insurance agency and insurance agency business revenue and mitigation bank credit sales. Other revenue increased $1.0 million and $1.4 million during the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024, primarily due to our real estate brokerage business, which began operations in the second quarter of 2025.

Hospitality Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Hospitality revenue	$60.6	$55.4	$169.0	$157.0
Gross profit	$20.9	$18.9	$54.7	$52.3
Gross margin	34.5%	34.1%	32.4%	33.3%

Hospitality revenue increased $5.2 million, or 9.4%, to $60.6 million during the three months ended September 30, 2025, as compared to $55.4 million in the same period in 2024. The increase in hospitality revenue was primarily related to the increase in membership dues and membership ancillary spend as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was also related to an increase in hotel operations. Hospitality gross margin was 34.5% during the three months ended September 30, 2025, comparable to 34.1% during the same period in 2024.

Hospitality revenue increased $12.0 million, or 7.6%, to $169.0 million during the nine months ended September 30, 2025, as compared to $157.0 million in the same period in 2024. The increase in hospitality revenue was primarily related to the increase in membership dues and membership ancillary spend as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was also related to an increase in hotel operations. As of September 30, 2025, Watersound Club had 3,578 members, compared with 3,532 members as of September 30, 2024, a net increase of 46 members. As of both September 30, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs). Hospitality gross margin decreased to 32.4% during the nine months ended September 30, 2025, compared to 33.3% during the same period in 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Leasing Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Leasing revenue	$16.7	$15.6	$49.4	$44.7
Gross profit	$9.3	$7.8	$27.0	$22.5
Gross margin	55.7%	50.0%	54.7%	50.3%

Leasing revenue increased $1.1 million, or 7.1%, to $16.7 million during the three months ended September 30, 2025, as compared to $15.6 million in the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Leasing gross margin increased to 55.7% during the three months ended September 30, 2025, as compared to 50.0% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

Leasing revenue increased $4.7 million, or 10.5%, to $49.4 million during the nine months ended September 30, 2025, as compared to $44.7 million in the same period in 2024. The increase was primarily due to additional commercial property and marina leases, as well as other leases. Leasing gross margin increased to 54.7% during the nine months ended September 30, 2025, as compared to 50.3% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

Corporate and Other Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Employee costs	$3.4	$3.0	$9.5	$9.8
Property taxes and insurance	1.7	1.4	4.9	4.1
Professional fees	0.8	0.8	2.8	2.4
Marketing and owner association costs	0.4	0.2	0.9	0.7
Occupancy, repairs and maintenance	0.1	0.2	0.4	0.5
Other miscellaneous	0.5	0.4	1.4	1.4
Total corporate and other operating expenses	$6.9	$6.0	$19.9	$18.9

Corporate and other operating expenses increased $0.9 million to $6.9 million during the three months ended September 30, 2025, as compared to $6.0 million in the same period in 2024. Corporate and other operating expenses increased $1.0 million to $19.9 million during the nine months ended September 30, 2025, as compared to $18.9 million in the same period in 2024. The increase in corporate and other operating expenses was due to increased operating costs, primarily related to property taxes and owner association costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense were comparable during the three months ended September 30, 2025 and 2024. Depreciation, depletion and amortization expense increased $1.5 million during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to new hospitality and commercial assets placed in service, partially offset by assets sold in the current period. Depreciation is a non-cash, GAAP expense which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred.

Investment Income, Net

Investment income, net primarily includes (i) interest, dividends and accretion income accrued or received on our cash, cash equivalents and other investments, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on notes receivable and other receivables as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Interest, dividend and accretion income	$0.7	$0.9	$2.0	$2.6
Interest income from investments in special purpose entities	2.0	2.0	6.0	6.0
Interest earned on notes receivable and other interest	0.4	0.6	1.7	1.7
Total investment income, net	$3.1	$3.5	$9.7	$10.3

Investment income, net for the three and nine months ended September 30, 2025 and 2024, decreased $0.4 million and $0.6 million, respectively, primarily due to lower yields on our cash, cash equivalents and other investments in the current period. The decrease was also due to less interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV related to the decreased volume of home sales transacted in the community during the current period. See Note 4. Joint Ventures for additional information.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Interest incurred for project financing and other interest expense	$5.6	$6.2	$16.6	$18.8
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2	6.7	6.7
Total interest expense	$7.8	$8.4	$23.3	$25.5

Interest expense decreased $0.6 million, or 7.1%, to $7.8 million during the three months ended September 30, 2025, as compared to $8.4 million in the same period in 2024. Interest expense decreased $2.2 million, or 8.6%, to $23.3 million during the nine months ended September 30, 2025, as compared to $25.5 million in the same period in 2024. The decrease in interest expense is primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net and Note 15. Other Income, Net for additional information regarding project financing.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Latitude Margaritaville Watersound JV (a)	$4.9	$8.4	$26.0	$23.2
Watersound Fountains Independent Living JV (b)	(1.1)	(1.1)	(3.1)	(3.0)
Pier Park TPS JV	—	(0.1)	(0.1)	(0.3)
Pier Park RI JV (c)	(0.4)	(0.3)	(1.6)	(0.5)
Busy Bee JV (d)	0.1	—	(0.1)	—
Electric Cart Watersound JV (e)	—	(0.1)	—	—
Watersound Management JV	—	—	0.1	0.1
Total equity in income from unconsolidated joint ventures	$3.5	$6.8	$21.2	$19.5
(a)	During the three months ended September 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 82 and 189 home sale transactions, respectively. During the nine months ended September 30, 2025 and 2024, the Latitude Margaritaville Watersound JV completed 411 and 529 home sale transactions, respectively.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024. The nine months ended September 30, 2025, includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other Income (Expense), Net

Other income (expense), net primarily includes other income and expense items as detailed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Gain (loss) on disposition of assets	$2.6	$—	$2.5	$(0.5)
Miscellaneous expense, net	(0.4)	(0.1)	(0.8)	(0.1)
Other income (expense), net	$2.2	$(0.1)	$1.7	$(0.6)

Gain (loss) on disposition of assets during the three and nine months ended September 30, 2025, primarily includes a gain on the sale of our N850J aircraft previously used in hospitality operations. Gain (loss) on disposition of assets during the nine months ended September 30, 2024, primarily includes loss on disposal of hospitality assets.

Miscellaneous expense, net during the three and nine months ended September 30, 2025, primarily includes loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan, as well as fees related to other loans.

Income Tax Expense

Income tax expense was $13.7 million during the three months ended September 30, 2025, as compared to $6.4 million during the same period in 2024. Our effective tax rate was 25.5% for the three months ended September 30, 2025, as compared to 27.6% during the same period in 2024.

Income tax expense was $29.5 million during the nine months ended September 30, 2025, as compared to $19.3 million during the same period in 2024. Our effective tax rate was 25.4% for the nine months ended September 30, 2025, as compared to 25.9% during the same period in 2024.

Our effective rate for the three and nine months ended September 30, 2025 and 2024, differed from the federal statutory rate of 21.0% primarily due to state income taxes, tax credits, nontaxable or nondeductible and other differences. See Note 11. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$34.8	$16.9	$101.1	$74.0
Other revenue	2.0	2.1	6.6	7.5
Total real estate revenue	36.8	19.0	107.7	81.5
Leasing revenue	—	—	0.1	—
Total revenue	36.8	19.0	107.8	81.5
Expenses:
Cost of real estate and other revenue	18.0	11.5	57.0	42.3
Other operating expenses	1.3	1.3	3.6	3.6
Depreciation, depletion and amortization	—	0.1	0.2	0.2
Total expenses	19.3	12.9	60.8	46.1
Operating income	17.5	6.1	47.0	35.4
Other income (expense):
Investment income, net	0.2	0.5	1.1	1.3
Interest expense	(0.1)	(0.1)	(0.3)	(0.3)
Equity in income from unconsolidated joint ventures	4.9	8.4	26.0	23.2
Other income, net	0.1	—	0.3	0.1
Total other income, net	5.1	8.8	27.1	24.3
Income before income taxes	$22.6	$14.9	$74.1	$59.7

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	189	$30.5	$14.2	$16.3	53.4%	179	$16.9	$10.3	$6.6	39.1%
Homes	8	4.3	2.7	1.6	37.2%	N/A	—	—	—	—%
Total consolidated	197	$34.8	$16.9	$17.9	51.4%	179	$16.9	$10.3	$6.6	39.1%

Unconsolidated
Homes (a)	82					189
Total consolidated and unconsolidated	279					368
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $13.6 million, or 80.5%, during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended September 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $150,000 and $86,000, respectively, due to the mix of sales from different communities. Revenue includes estimated homesite residuals of $0.9 million during the three months ended September 30, 2025. Revenue does not include any estimated homesite residuals during the three months ended September 30, 2024. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin increased to 53.4% during the three months ended September 30, 2025, as compared to 39.1% during the same period in 2024, primarily due to the cost, mix and number of homesites sold from different communities during each respective period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the three months ended September 30, 2025, we sold eight completed townhomes within our Watersound Origins community for a total of $4.3 million, resulting in a gross margin of 37.2%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $0.5 million and $0.6 million, during the three months ended September 30, 2025 and 2024, respectively.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. Investment income, net decreased $0.3 million during the three months ended September 30, 2025, as compared to the same period in 2024, due to fewer home sales transacted in the community during the current period. See Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 8. Debt, Net for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures decreased $3.5 million during the three months ended September 30, 2025, as compared to the same period in 2024. The decrease was primarily due to the decreased volume of home sale transactions, partially offset by higher average sales price and margin per home sold during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 82 home sale transactions during the three months ended September 30, 2025, compared to 189 home sale transactions during the same period in 2024. See Note 4. Joint Ventures for additional information.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	663	$91.3	$47.2	$44.1	48.3%	581	$74.0	$38.2	$35.8	48.4%
Homes	18	9.8	6.2	3.6	36.7%	N/A	—	—	—	—%
Total consolidated	681	$101.1	$53.4	$47.7	47.2%	581	$74.0	$38.2	$35.8	48.4%

Unconsolidated
Homes (a)	411					529
Total consolidated and unconsolidated	1,092					1,110
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $17.3 million, or 23.4%, during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the nine months ended September 30, 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $127,000 and $115,000, respectively, due to the mix of sales from different communities. Revenue includes estimated homesite residuals of $3.3 million and $2.6 million during the nine months ended September 30, 2025 and 2024, respectively. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin was 48.3% during the nine months ended September 30, 2025, comparable to the same period in 2024. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the nine months ended September 30, 2025, we sold eighteen completed townhomes within our Watersound Origins community for a total of $9.8 million, resulting in a gross margin of 36.7%.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $1.5 million and $2.2 million, during the nine months ended September 30, 2025 and 2024, respectively.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. Investment income, net decreased $0.2 million during the nine months ended September 30, 2025, as compared to the same period in 2024, due to fewer home sales transacted in the community during the current period. See Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 8. Debt, Net for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures increased $2.8 million during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to a higher average sales price and margin per home sold, partially offset by the decreased volume of home sale transactions during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 411 home sale transactions during the nine months ended September 30, 2025, compared to 529 home sale transactions during the same period in 2024. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Revenue:
Hospitality revenue	$60.6	$55.4	$169.0	$157.0
Leasing revenue	1.1	1.0	3.0	2.7
Real estate revenue	—	—	1.4	—
Total revenue	61.7	56.4	173.4	159.7
Expenses:
Cost of hospitality revenue	39.7	36.5	114.3	104.7
Cost of leasing revenue	0.8	1.0	2.0	2.5
Cost of real estate revenue	—	—	0.8	—
Other operating expenses	0.4	0.4	1.3	1.2
Depreciation, depletion and amortization	7.1	6.7	21.4	20.0
Total expenses	48.0	44.6	139.8	128.4
Operating income	13.7	11.8	33.6	31.3
Other expense:
Interest expense	(2.6)	(2.9)	(7.9)	(8.9)
Other income (expense), net	2.6	0.1	2.4	(0.2)
Total other expense, net	—	(2.8)	(5.5)	(9.1)
Income before income taxes	$13.7	$9.0	$28.1	$22.2

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$23.2	$9.9	42.7%	$20.3	$8.8	43.3%
Hotels	33.3	10.3	30.9%	31.4	9.4	29.9%
Other	4.1	0.7	17.1%	3.7	0.7	18.9%
Total	$60.6	$20.9	34.5%	$55.4	$18.9	34.1%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $2.9 million, or 14.3%, during the three months ended September 30, 2025, as compared to the same period in 2024. The increase in revenue was due to an increase in membership dues, membership ancillary spend, lodging related to the Camp Creek Inn, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. Our clubs gross margin was 42.7% during the three months ended September 30, 2025, compared to 43.3% during the same period in 2024. The decrease in gross margin during the current period was primarily due to ongoing operating costs for The Third golf course and the Shark’s Tooth clubhouse.

Revenue from our hotel operations increased $1.9 million, or 6.1%, during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily related to lodging revenue, as well as guest ancillary spend. Our hotels gross margin was 30.9% for the three months ended September 30, 2025, comparable to 29.9% during the same period in 2024.

Revenue from other hospitality operations increased $0.4 million, or 10.8%, during the three months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue related to our standalone restaurants and marina operations. Our other hospitality operations gross margin was 17.1% during the three months ended September 30, 2025, compared to 18.9% during the same period in 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets.

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $0.4 million in depreciation, depletion and amortization expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to new assets placed in service, partially offset by assets sold in the current period.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.3 million in interest expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Other income (expense), net, during the three months ended September 30, 2025, primarily includes a gain on the sale of our N850J aircraft previously used in hospitality operations.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$68.0	$28.3	41.6%	$60.8	$26.8	44.1%
Hotels	90.1	24.8	27.5%	86.0	23.6	27.4%
Other	10.9	1.6	14.7%	10.2	1.9	18.6%
Total	$169.0	$54.7	32.4%	$157.0	$52.3	33.3%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $7.2 million, or 11.8%, during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase in revenue was due to an increase in membership dues, membership ancillary spend, lodging related to the Camp Creek Inn, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. As of September 30, 2025, Watersound Club had 3,578 members, compared with 3,532 members as of September 30, 2024, a net increase of 46 members. Our clubs gross margin was 41.6% during the nine months ended September 30, 2025, compared to 44.1% during the same period in 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Revenue from our hotel operations increased $4.1 million, or 4.8%, during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily related to lodging revenue, as well as guest ancillary spend. Our hotels gross margin was 27.5% for the nine months ended September 30, 2025, comparable to 27.4% during the same period in 2024.

As of both September 30, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs).

Revenue from other hospitality operations increased $0.7 million, or 6.9%, during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to an increase in revenue related to our standalone restaurants and marina operations. Our other hospitality operations gross margin was 14.7% during the nine months ended September 30, 2025, compared to 18.6% during the same period in 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rental, as well as leases of other hospitality assets. Leasing revenue increased $0.3 million, or 11.1%, during the nine months ended September 30, 2025, as compared to the same period in 2024, primarily due to increased occupancy at our marinas.

Real estate revenue during the nine months ended September 30, 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees and other administrative expenses.

The increase of $1.4 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to new assets placed in service, partially offset by assets sold in the current period.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $1.0 million in interest expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Other income (expense), net, during the nine months ended September 30, 2025, primarily includes a gain on the sale of our N850J aircraft previously used in hospitality operations.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$7.6	$6.6	$22.1	$18.3
Multi-family leasing revenue	5.9	6.0	17.6	17.5
Senior living leasing revenue	2.0	1.9	6.2	5.8
Total leasing revenue	15.5	14.5	45.9	41.6
Real estate revenue
Commercial and forestry real estate revenue	44.1	7.3	49.2	9.4
Timber revenue	0.9	0.7	3.4	2.9
Total real estate revenue	45.0	8.0	52.6	12.3
Total revenue	60.5	22.5	98.5	53.9
Expenses:
Cost of leasing revenue	6.5	6.6	20.0	19.4
Cost of real estate revenue	22.7	3.4	24.1	4.2
Other operating expenses	1.2	1.0	3.4	2.8
Depreciation, depletion and amortization	4.4	4.9	13.9	13.8
Total expenses	34.8	15.9	61.4	40.2
Operating income	25.7	6.6	37.1	13.7
Other expense:
Interest expense	(2.9)	(3.1)	(8.5)	(9.5)
Equity in loss from unconsolidated joint ventures	(1.4)	(1.6)	(4.8)	(3.6)
Other expense, net	(0.5)	(0.1)	(0.9)	(0.4)
Total other expense, net	(4.8)	(4.8)	(14.2)	(13.5)
Income before income taxes	$20.9	$1.8	$22.9	$0.2

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$7.6	$5.4	71.1%	$6.6	$4.4	66.7%
Multi-family leasing	5.9	3.0	50.8%	6.0	3.0	50.0%
Senior living leasing	2.0	0.6	30.0%	1.9	0.5	26.3%
Total leasing	15.5	9.0	58.1%	14.5	7.9	54.5%
Real estate
Commercial and forestry real estate	44.1	21.6	49.0%	7.3	4.1	56.2%
Timber	0.9	0.7	77.8%	0.7	0.5	71.4%
Total real estate	45.0	22.3	49.6%	8.0	4.6	57.5%
Total	$60.5	$31.3	51.7%	$22.5	$12.5	55.6%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $1.0 million, or 6.9%, during the three months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Total leasing gross margin during the three months ended September 30, 2025 was 58.1%, as compared to 54.5% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period.

During the three months ended September 30, 2025, we had four commercial and forestry real estate sales of approximately 12 acres for $44.1 million, resulting in a gross margin of approximately 49.0%. The three months ended September 30, 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2%. See Note 4. Joint Ventures for additional information. During the three months ended September 30, 2024, we had three commercial and forestry real estate sales of approximately 25 acres for $7.3 million, resulting in a gross margin of approximately 56.2%.

Timber revenue increased $0.2 million, or 28.6%, to $0.9 million during the three months ended September 30, 2025, as compared to $0.7 million during the same period in 2024. The increase was primarily due to product mix, an increase in tons of wood product sold and higher sales prices in the current period. There were 56,000 tons of wood products sold at an average price per ton of $15.35 during the three months ended September 30, 2025, as compared to 45,000 tons of wood products sold at an average price per ton of $13.35, during the same period in 2024. Timber gross margin was 77.8% during the three months ended September 30, 2025, as compared to 71.4% during the same period in 2024. The increase was primarily due to product mix, more tons of wood products sold and higher sales prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The decrease of $0.5 million in depreciation, depletion and amortization expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to assets sold in the current period.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.2 million in interest expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $1.4 million during the three months ended September 30, 2025, as compared to $1.6 million for the same period in 2024. The three months ended September 30, 2025 and 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV’s 148-unit independent senior living community which is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other expense, net during the three months ended September 30, 2025, increased $0.4 million as compared to the same period in 2024, primarily due to loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan. See Note 8. Debt, Net for additional information.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Leasing
Commercial leasing	$22.1	$15.0	67.9%	$18.3	$11.9	65.0%
Multi-family leasing	17.6	8.8	50.0%	17.5	8.7	49.7%
Senior living leasing	6.2	2.1	33.9%	5.8	1.6	27.6%
Total leasing	45.9	25.9	56.4%	41.6	22.2	53.4%
Real estate
Commercial and forestry real estate	49.2	25.7	52.2%	9.4	5.8	61.7%
Timber	3.4	2.8	82.4%	2.9	2.3	79.3%
Total real estate	52.6	28.5	54.2%	12.3	8.1	65.9%
Total	$98.5	$54.4	55.2%	$53.9	$30.3	56.2%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $4.3 million, or 10.3%, during the nine months ended September 30, 2025, as compared to the same period in 2024. The increase was primarily due to additional commercial property leases, as well as other leases. Total leasing gross margin during the nine months ended September 30, 2025 was 56.4%, as compared to 53.4% during the same period in 2024. The increase in leasing gross margin was primarily due to additional leases in the current period. As of September 30, 2025, we had net leasable square feet of approximately 1,173,000, of which approximately 1,133,000 square feet were under lease. As of September 30, 2024, we had net leasable square feet of approximately 1,179,000, of which approximately 1,130,000 square feet were under lease. The decrease in net leasable square feet in the current period was due to properties we occupy for our real estate brokerage, title insurance agency and insurance agency businesses. As of September 30, 2025 and 2024, our consolidated entities had 1,110 and 1,235 multi-family and senior living units, respectively, of which 1,011 were leased as of September 30, 2025, compared to 1,080 leased as of September 30, 2024 (excludes 148 senior living units for the unconsolidated Watersound Fountains Independent Living JV). The number of multi-family and senior living units decreased during the nine months ended September 30, 2025, due to the sale of the Watercrest JV’s senior living community property, which ceased operating activities, and the sale of eighteen Origins Crossings Townhomes. See Note 4. Joint Ventures for additional information.

Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the nine months ended September 30, 2025, we had ten commercial and forestry real estate sales of approximately 155 acres for $49.2 million, resulting in a gross margin of approximately 52.2%. The nine months ended September 30, 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2%. See Note 4. Joint Ventures for additional information. During the nine months ended September 30, 2024, we had six commercial and forestry real estate sales of approximately 268 acres for $9.4 million, resulting in a gross margin of approximately 61.7%.

Timber revenue increased $0.5 million, or 17.2%, to $3.4 million during the nine months ended September 30, 2025, as compared to $2.9 million during the same period in 2024. The increase was primarily due to product mix, an increase in in tons of wood product sold and higher sales prices in the current period. There were 191,000 tons of wood products sold at an average price per ton of $16.45 during the nine months ended September 30, 2025, as compared to 186,000 tons of wood products sold at an average price per ton of $14.21, during the same period in 2024. Timber gross margin was 82.4% during the nine months ended September 30, 2025, as compared to 79.3% during the same period in 2024. The increase was primarily due to product mix, more tons of wood products sold and higher sales prices in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The increase of $0.1 million in depreciation, depletion and amortization expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to new assets placed in service, partially offset by assets sold in the current period.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $1.0 million in interest expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $4.8 million during the nine months ended September 30, 2025, as compared to $3.6 million for the same period in 2024. The nine months ended September 30, 2025, include start-up, depreciation and interest expenses related to the Pier Park RI JV, which opened a 121-room hotel in April 2024. The nine months ended September 30, 2025 and 2024, primarily include lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened a 148-unit independent senior living community in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other expense, net during the nine months ended September 30, 2025, increased $0.5 million as compared to the same period in 2024, primarily due loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan. See Note 8. Debt, Net for additional information.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $126.0 million, compared to $88.8 million as of December 31, 2024.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months.

During the nine months ended September 30, 2025, we invested a total of $89.6 million for capital expenditures, which includes $65.5 million for our residential segment, $8.6 million for our hospitality segment, $14.6 million for our commercial segment and $0.9 million for corporate expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of September 30, 2025, we had a total of $27.9 million, primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures for additional information.

As of September 30, 2025 and December 31, 2024, we had various loans outstanding totaling $404.0 million and $442.7 million, respectively, with maturities from April 2027 through March 2064. As of September 30, 2025, the weighted average effective interest rate of total outstanding debt was 4.9%, of which 79.6% includes fixed or swapped interest rates, and the average remaining life was 19.5 years. As of September 30, 2025, the weighted average rate on our variable rate loans, excluding the swapped portion, was 6.3%. See Note 8. Debt, Net for additional information.

In 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. In September 2025, The PPN JV Loan was refinanced, which increased the principal amount of the loan from $39.5 million to $40.0 million and fixed the interest rate to 6.1%. The refinanced loan provides for monthly payments of principal and interest beginning in November 2025, with a final balloon payment at maturity in October 2035. As of September 30, 2025 and December 31, 2024, $40.0 million and $40.4 million, respectively, was outstanding on the PPN JV Loan. The loan may not be prepaid prior to October 2029. Commencing in October 2029 through May 2035, any principal prepaid is subject to a prepayment fee equal to the greater of (i) a prepayment ratio, as outlined in the loan agreement, or (ii) 1% of the amount prepaid. From June 2035 through maturity, the loan may be prepaid without a prepayment fee upon prior written notice. In connection with the loan, we entered into a limited guarantee in favor of the lender with respect to environmental indemnity matters and specified non-recourse carveouts outlined in the loan agreement. During the nine months September 30, 2025, we incurred $0.3 million of loan costs due to the refinance. See Note 8. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, as amended. As of September 30, 2025 and December 31, 2024, $33.8 million and $34.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 7% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $2.4 million and $5.0 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $5.9 million and $11.7 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. During the nine months ended September 30, 2025, we incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of September 30, 2025 and December 31, 2024, $50.1 million and $50.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan can be released upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $15.1 million and $15.5 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of September 30, 2025 and December 31, 2024, $13.7 million and $14.1 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor can be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and can be reduced to 50%

in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a loan, as amended. In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. As of September 30, 2025 and December 31, 2024, $27.7 million and $22.7 million, respectively, was outstanding on the North Bay Landing Loan. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. During the nine months ended September 30, 2025, we incurred $0.6 million of loan costs due to the refinance. The nine months ended September 30, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income (expense), net on the condensed consolidated statements of income. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $27.0 million and $27.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $5.7 million and $8.1 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan is 50% of the outstanding principal amount and will be reduced to 25% of the outstanding principal amount upon reaching a certain debt service coverage ratio. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $19.2 million and $19.9 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of September 30, 2025 and December 31, 2024, $42.7 million and $43.1 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Pier Park Crossings Phase II JV refinanced into a $22.9 million loan, insured by HUD. As of September 30, 2025 and December 31, 2024, $21.5 million and $21.8 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 7% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of both September 30, 2025 and December 31, 2024, $12.3 million was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of September 30, 2025 and December 31, 2024, $32.9 million and $34.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 3% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD. As of September 30, 2025 and December 31, 2024, $51.5 million and $52.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.6 million as of September 30, 2025. Total outstanding CDD debt related to our land holdings was $9.0 million as of September 30, 2025, which is comprised of $7.4 million at the SouthWood community, $1.5 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of September 30, 2025, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

During each of the three months ended September 30, 2025 and 2024, we paid dividends of $0.14, per share on our common stock for a total of $8.1 million and $8.2 million, respectively. During the nine months ended September 30, 2025 and 2024, we paid dividends of $0.42 and $0.38, respectively, per share on our common stock for a total of $24.4 million and $22.2 million, respectively.

During the three months ended September 30, 2025, we repurchased 176,085 shares of our common stock outstanding at an average repurchase price of $49.45, per share, for an aggregate purchase price of $8.7 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the nine months ended September 30, 2025, we repurchased 535,099 shares of our common stock outstanding at an average repurchase price of $46.64, per share, for an aggregate purchase price of $24.9 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During the three and nine months ended September 30, 2024, we did not repurchase shares of our common stock outstanding. See Note 13. Stockholders’ Equity for additional information regarding the Stock Repurchase Program.

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

As of September 30, 2025 and December 31, 2024, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $39.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.4 million and $0.7 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $12.8 million and $6.4 million as of September 30, 2025 and December 31, 2024, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Nine Months Ended September 30,
	2025	2024

	In millions
Net cash provided by operating activities	$146.3	$78.2
Net cash used in investing activities	(17.3)	(42.4)
Net cash used in financing activities	(91.8)	(34.4)
Net increase in cash, cash equivalents and restricted cash	37.2	1.4
Cash, cash equivalents and restricted cash at beginning of the period	96.3	90.8
Cash, cash equivalents and restricted cash at end of the period	$133.5	$92.2

Cash Flows from Operating Activities

Net cash flows provided by operating activities include net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets planned to be sold, including developed and undeveloped assets. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $146.3 million during the nine months ended September 30, 2025, as compared to $78.2 million during the same period in 2024. Net income was $86.6 million during the nine months ended September 30, 2025, as compared to $54.3 million during the same period in 2024. The increase in net cash provided by operating activities was primarily due to the changes in net income, distribution of earnings from unconsolidated joint ventures, cost of real estate sold, deferred revenue and accounts payable and other liabilities, partially offset by the changes in equity in income from unconsolidated joint ventures, deferred income taxes, expenditures for and acquisition of real estate to be sold and (gain) loss on disposal of property and equipment during the period. During the nine months ended September 30, 2025, the Watercrest JV sold its senior living community property to a third party for $41.0 million, resulting a gross profit of $19.4 million and a corresponding cash distribution of $19.1 million made to us. During the nine months ended September 30, 2025, distribution of earnings from unconsolidated joint ventures were $24.3 million, compared to $15.5 million during the same period in 2024. See Note 4. Joint Ventures for additional information.

Cash Flows from Investing Activities

Net cash flows used in investing activities primarily include capital expenditures for operating property and property and equipment used in our operations and capital contributions to unconsolidated joint ventures, partially offset by proceeds from the disposition of assets and maturities of assets held by SPEs. During the nine months ended September 30, 2025, net cash used in investing activities was $17.3 million, which included capital expenditures for operating property and property and equipment of $19.8 million, primarily for our commercial and hospitality segments, and capital contributions to unconsolidated joint ventures of $2.9 million, partially offset by proceeds from the disposition of assets of $4.6 million primarily related to the sale of our N850J aircraft and maturities of assets held by SPEs of $0.8 million. During the nine months ended September 30, 2024, net cash used in investing activities was $42.4 million, which included capital expenditures for operating property and property and equipment of $41.9 million, primarily for our commercial and hospitality segments, and capital contributions to unconsolidated joint ventures of $1.8 million, partially offset by maturities of assets held by SPEs of $0.8 million, proceeds from insurance claims of $0.2 million, capital distributions from unconsolidated joint ventures of $0.2 million and proceeds from the disposition of assets of $0.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2025 was $91.8 million, compared to $34.4 million during the same period in 2024. Net cash used in financing activities during the nine months ended September 30, 2025, included principal payments for debt of $106.5 million primarily related to the refinance of the PPN JV Loan and North Bay Landing Loan and payoff of the Watercrest JV Loan, repurchase of 535,099 shares of our common stock outstanding of $25.1 million, including excise tax, dividends paid of $0.42 per share on our common stock of $24.4 million, capital distributions to non-controlling interest of $2.9 million, debt issuance costs of $0.6 million and principal payments for finance leases of $0.1 million. Net cash used in financing activities during the nine months ended September 30, 2025, were partially offset by borrowings on debt of $67.8 million related to the refinance of the PPN JV Loan and North Bay Landing Loan. See Note 8. Debt, Net for additional information. Net cash used in financing activities during the nine months ended September 30, 2024, included dividends paid of $0.38 per share on our common stock of $22.2 million, principal payments for debt of $12.1 million, capital distributions to non-controlling interest of $0.9 million, debt issuance costs of $0.2 million and principal payments for finance leases of $0.1 million, partially offset by borrowings on debt of $1.1 million.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the third quarter of 2025.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; inflation; higher insurance costs and our ability to obtain adequate insurance coverage for our properties; financial institution disruptions; supply chain disruptions; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; the imposition of tariffs and uncertainty regarding trade policies; changes in consumer sentiment and confidence that may impact demand across our segments; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to effectively manage our real estate assets, as well as the ability for us or our JV partners to effectively manage the day-to-day activities of our JV projects; our ability to complete construction and development projects within expected timeframes; the interest of prospective guests in our hotels; reductions in travel and other risks inherent to the hospitality industry; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; mix of sales from different communities and the corresponding impact on sales period over period; the financial condition of our commercial tenants; regulatory and insurance risks associated with our senior living facilities; public health emergencies; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions; the actual or perceived threat of climate change; the seasonality of our business; our dependence on certain third party providers; the inability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas we operate; changes in tax rates, the adoption of new U.S. tax legislation (including the One Big Beautiful Bill Act), and exposure to additional tax liabilities, including with respect to Qualified Opportunity Zone program; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny negatively impacting our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend; the potential volatility of our common stock; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 7 of our most recent Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of September 30, 2025. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of September 30, 2025, we had variable-rate debt outstanding totaling $122.6 million, of which $40.0 million was swapped to a fixed interest rate. As of September 30, 2025, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 6.3%. Based on the outstanding balance of these loans as of September 30, 2025, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.8 million. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of September 30, 2025, we had a total authority of $75.1 million available for purchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended September 30, 2025:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs	Plans or Programs
				In Millions
July 1-31, 2025	91,600	$49.27	91,600	$79.3
August 1-31, 2025	—	—	—	79.3
September 1-30, 2025	84,485	49.63	84,485	75.1
Total	176,085	$49.45	176,085	$75.1
(a)	Excludes excise tax. As part of the IRA, a 1% excise tax was imposed on stock repurchases in excess of issuances effective January 1, 2023.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Item 6.         Exhibits

Index to Exhibits

Exhibit
Number	Description
3.1	Restated and Amended Articles of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
3.2	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 15, 2022).
*10.1	Second Amendment to Investment Management Agreement dated July 14, 2025, by and between the St. Joe Company and Fairholme Capital Management, LLC.
*31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ST. JOE COMPANY
(Registrant)

Date:	October 29, 2025	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	October 29, 2025	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)