Form 10-K
period 2025-12-31
ST JOE Co
filed 2026-02-25
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates based on the closing price on June 30, 2025 was approximately $1.8 billion.

As of February 23, 2026, there were 57,547,307 shares of common stock, no par value, issued of which 57,544,391 were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended December 31, 2025, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

THE ST. JOE COMPANY

PART I

Item 1.    Business

As used throughout this Annual Report on Form 10-K (“Form 10-K”), the terms “St. Joe,” the “Company,” “we,” “our,” or “us” include The St. Joe Company, its consolidated subsidiaries and consolidated joint ventures unless the context indicates otherwise.

Description

St. Joe was incorporated in the State of Florida in 1936. We are a diversified real estate development, asset management and operating company. As of December 31, 2025, we owned 165,000 acres of land in Northwest Florida, compared to 167,000 acres and 168,000 acres as of December 31, 2024 and 2023, respectively. A portion of our land is within the Bay-Walton Sector Plan (“Sector Plan”) that entitles or gives legal rights for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf of America, formerly known as the Gulf of Mexico (the “Gulf”). For additional information regarding our properties, see Item 2. Properties included in this Form 10-K.

Our operations span residential, hospitality, and commercial segments, offering a comprehensive range of real estate activities and lifestyle amenities. In our residential segment, we primarily develop and sell homesites across multiple communities, primarily to homebuilders and on a limited basis to retail customers. Through an unconsolidated joint venture (“JV”) homes are being constructed and sold in the Latitude Margaritaville Watersound community, an approximately 3,700-home active adult residential development. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. Our hospitality operations include the exclusive Watersound Club, which offers members access to golf courses, a beach club and other recreational amenities. We own, or jointly own, and operate a portfolio of hotels across multiple brands, from luxury boutique properties to branded hotels. Our hospitality segment also includes food and beverage operations, retail outlets, gulf-front vacation rentals, marinas and other entertainment offerings. In our commercial segment we own, or jointly own, develop and lease property for a variety of uses, including multi-family, senior living, self-storage, mixed-use, medical, office, retail, industrial and various other uses. The commercial segment also sells developed and undeveloped land and manages our timber holdings, which includes growing and selling pulpwood, sawtimber and other products. In addition, we operate a real estate brokerage, title insurance agency and insurance agency business. We have investments in unconsolidated JVs that own and operate two hotels, a senior living community, a fuel station and convenience store, a multi-family management business and a golf cart sales and service facility. We continue to expand our portfolio while maintaining our focus on Northwest Florida’s sustained growth and development.

Strategy

St. Joe believes its long-term, owner-oriented capital and management allows us to optimize the value of Northwest Florida real estate by developing residential, hospitality, and commercial projects that meet growing market demand. Our core strategies are to develop long-term, scalable residential communities, grow our hospitality offerings and expand our portfolio of income producing commercial properties. This strategy is designed to provide opportunities to build recurring revenues and enterprise value for the foreseeable future. We may partner with or explore the sale of discrete assets, such as our sale of a senior living community in September 2025, in order to optimize resource allocation and maximize value. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Capital is invested to achieve risk-adjusted rates of return and support future business initiatives that create value. New projects are planned for stand-alone profitability and to benefit other enterprise activities. Investments, which include investments in JVs, are funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. Actual investments may vary from planned capital investments for various reasons. These investments are made with a long-term value creation perspective. We may choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits. We continue to maintain low fixed expenses, low corporate debt and high liquidity for sustainability in all environments.

We may distribute cash in excess of expected operating needs to shareholders through cash dividends and common stock repurchases, as approved by the Board of Directors (the “Board”). Since reinitiating our dividend program in 2020, we have increased our quarterly dividends each year. In 2025, we paid quarterly cash dividends of $0.14 per share on our common stock in each of the first three quarters, and $0.16 per share in the fourth quarter. While we expect to continue to pay quarterly dividends, the declaration and payment of any future dividends will be at the discretion of our Board. In addition, our Board has approved a stock repurchase program (the “Stock Repurchase Program”), pursuant to which we may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During 2025 and 2024, we repurchased 798,622 and 70,985 shares of our common stock outstanding for an aggregate repurchase price of $40.0 million and $3.4 million, respectively, excluding the excise tax on stock repurchases in excess of issuances. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of December 31, 2025, we had a total authority of $60.0 million available under the program. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 14. Stockholders’ Equity included in Item 15 of this Form 10-K.

Reportable Segments

St. Joe operations are reported in three segments: (1) residential, (2) hospitality and (3) commercial. For financial information about our reportable segments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as Note 18. Segment Information included in Item 15 of this Form 10-K.

Investments in Joint Ventures

As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business.

These entities produce meaningful revenue. However, in the case of our unconsolidated JVs, the revenue generated by these entities is not included in our revenue. Instead, investments in JVs in which we are not the primary beneficiary, or a voting interest entity where we do not have a majority voting interest or control, but have significant influence are unconsolidated and accounted for by the equity method of accounting. Equity method investments are recorded initially at cost upon acquisition and adjusted subsequently to recognize the investor’s share of earnings, losses and changes in capital of the investee, which are included in investment in unconsolidated joint ventures in the accompanying consolidated balance sheets and equity in income from unconsolidated joint ventures in the accompanying consolidated statements of income. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Additionally, we have determined that as of December 31, 2025, 2024 and 2023, our unconsolidated JV, LMWS, LLC (the “Latitude Margaritaville Watersound JV”), has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 in Item 15 of this Form 10-K.

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

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes may dramatically change demand and pricing for products and services.

Competition

We compete with local, regional and national real estate related companies, some of which may have greater financial, marketing, sales and other resources than us. Competition may adversely affect our ability to attract tenants to lease our commercial, multi-family and senior living properties or to attract purchasers of our residential and commercial real estate. In addition to the strong competition we face in our residential and commercial segments, highly competitive companies participate in the hospitality business. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. We compete based on location, price and amenities. The principal methods of competition are price and quality. Labor markets in the industries in which we operate are also competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. We face significant competition for these employees from the industries in which we operate as well as from other industries. There can be no assurance we will be able to compete successfully against competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Human Capital Management

At St. Joe, we believe our employees are our greatest asset. We strive to attract, retain and develop the highest quality talent. As of February 23, 2026, we employed 906 full-time employees and 225 part-time and seasonal employees.

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

In addition to competitive wages, we offer our employees and eligible family members a comprehensive and valuable benefits program. Our suite of benefits offered to all full-time employees include group health plans, which include medical, dental, vision, life and disability benefits with Company sharing of premiums for certain coverages. We also offer a 401(k) retirement savings plan with Company match, paid vacation and holidays, jury pay, bereavement leave, an employee referral bonus program, tuition reimbursement program and discounted gym memberships. From time to time, we provide team members with health care screenings and vaccinations on our properties. Our employees also enjoy discounts at our Company-owned properties and amenities, as well as other exclusive discounts and special offers, which may include access to preferred seating and tickets to top attractions, theme parks, shows, sporting events, movie tickets, hotels and more.

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

This past year, we were again certified as a Great Place to Work®, a national program that recognizes employers who create an outstanding employee experience. Notably, 84% of survey respondents expressed favorable feedback regarding the Company and highlighted favorable ratings in key areas such as equity, collaboration, integrity and other values that continue to guide our culture. The results of focus groups and The Great Place to Work certification reflects our collective efforts to create an exceptional workplace whereby we continuously improve our human capital strategies and find ways to foster engagement and growth for our team members.

Health and Safety

The health and safety of our team members is a top priority. We are committed to providing a safe and injury-free workplace. We continually invest in programs designed to improve physical, mental and social well-being, and provide access to a variety of innovative, flexible and convenient health and wellness programs.

Community Engagement

We are actively engaged in and committed to supporting the communities we serve. Our community engagement efforts seek to bring our core values to life and make a difference in the places where we live and work. We maintain strong connections to these communities, creating a positive impact through outreach, recruitment, advocacy, philanthropy, pro bono service, and volunteerism. In addition, our developments positively impact the communities in which they are located, including by creating jobs in the Northwest Florida region and improving the overall quality of life in the area.

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

Information

Our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q (“Form 10-Q”), Current Reports on Form 8-K (“Form 8-K”), and amendments to those reports may be viewed or downloaded electronically, free of charge, from our website at www.joe.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, you may review any materials we file with the SEC on the SEC’s website at www.sec.gov. Our recent press releases are also available to be viewed or downloaded electronically from the Investor Relations section of our website at www.joe.com. St. Joe will provide electronic copies of our SEC filings free of charge upon request. Any information posted on or linked from our website is not incorporated by reference into this Form 10-K.

Item 1A.    Risk Factors

Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar expressions concerning matters that are not historical facts. The Company cautions that its forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. All business decisions involve assessing known risks. However, some risks may be unknown with changing socio-economic, market conditions and interest rates. Estimates are used to assess, among other things, capital allocation decisions. Actual results or events may differ materially from estimates and those indicated in our forward-looking statements as a result of various important factors. Such factors include, but are not limited to, those discussed below.

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

Strategic and Competitive Risks

We may not be able to successfully implement our business strategy. Our business strategy consists of developing our residential real estate and expanding the scope of our hospitality assets and services, our commercial portfolio of income producing properties and our other ventures to build recurring revenues and enhance enterprise value, while maintaining sufficient enterprise liquidity. Our strategy also includes operating a portion of our business through JVs. Management may fail in assessing risks related to our strategy, profitably maintaining and growing operations and allocating capital. We may also face risks from unidentified issues not discovered in due diligence in our operations and investments. Management may fail in estimating and most efficiently allocating cash in excess of operational and strategic investment needs, including to shareholders by dividends and the repurchase of common stock.

Management may also fail to accurately forecast financial results, and, as a result, actual results may vary greatly from management estimates. As of December 31, 2025, we had approximately $1,004.9 million of real estate investments, $66.1 million of investment in unconsolidated joint ventures and $41.3 million of property and equipment, net recorded on our books at depreciated cost basis, subject to impairment testing. If market conditions were to deteriorate, our estimate of undiscounted future cash flows may fall below their carrying value and we may be required to take impairments, which would have an adverse effect on our results of operations and financial condition. Existing and planned operations utilize estimates of revenue, costs, profits, growth, and real estate market values.

We face significant competition across our business units. We compete with local, regional and national real estate leasing and development companies and homebuilders, some of which may have greater financial, marketing, sales and other resources than we do. Hospitality operations are subject to significant competition from other hospitality providers and lodging alternatives. Our ability to remain competitive and to attract new and repeat guests, customers and club members depends on our success in distinguishing the quality and value of our products and services from those offered by others. Competition from real estate leasing and development companies and homebuilders may adversely affect our ability to attract tenants and lease our commercial, multi-family and senior living properties, attract purchasers and sell residential homesites, homes and commercial real estate and attract and retain experienced real estate sales, leasing and development personnel. Labor markets in the industries in which we operate are also competitive, which have led to increased labor costs in recent years. We must attract, train and retain a large number of qualified employees while controlling related labor costs. In addition, we face competition for tenants from other retail shopping centers and commercial facilities, as well as for our multi-family and senior living communities. There can be no assurance we will be able to compete successfully against current or future competitors or that competitive pressures will not have a material adverse effect on our business, results of operations, cash flows and financial condition.

A decline in general economic conditions, particularly in our primary market locations, could lead to reduced consumer demand for our products and services. Demand for our products and services is sensitive to changes in economic conditions over which we have no control, including the level of employment, consumer confidence, consumer income, consumer discretionary spending, consumer preferences, inflation, the availability of financing, changes in fiscal monetary policy and interest rate levels. In addition, the real estate market is subject to downturns, and our business is especially sensitive to economic conditions in Northwest Florida, where our developments and assets are located, and, more broadly, the Southeast region of the United States (“U.S.”), which in the past has produced a high percentage of customers for our products. If market conditions experience volatility or worsen, tenant and other customers’ demand may materially decline. For example, over the past several years, we have faced macroeconomic headwinds caused by, among other things, overall consumer confidence, inflation, elevated interest rates, higher insurance costs for consumers and uncertainty over tariffs, all of which impacted buyer sentiment. While demand across our segments remained strong despite these challenges, if conditions worsen, such conditions could adversely impact our business and our ability to successfully execute our business strategy.

Additionally, we and the real estate industry in general may be adversely affected during periods of high inflation, primarily because of higher construction and operating costs. While the rate of inflation has moderated, it has remained persistent in the U.S. due, in part, to supply chain issues, elevated energy prices, labor shortages and trade policies, among other factors. As a result, we cannot predict whether such inflationary conditions will continue or the impact it will have on customer preferences and demand.

Our leasing projects are subject to a variety of risks that could impact returns. Our business strategy includes the development and leasing of multi-family properties, management of commercial properties and commercial assets for lease. These commercial developments may not be as successful as estimated due to leasing related risks, including the risk that we may not be able to lease new properties, obtain lease rates that are consistent with our projections or achieve targeted occupancy levels within expected timeframes as well as the risks generally associated with real estate development. Additionally, development of leasing projects involves the risk associated with the significant time lag between commencement and completion of the project. This time lag subjects us to greater risks relating to, among other things:

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

We face risks stemming from our strategic partnerships. We currently maintain, and in the future may seek additional strategic partnerships, including the formation of JVs, to develop real estate or to pursue other business activities, capitalize on the potential of our residential, hospitality and commercial opportunities and maximize the value of our assets. Certain of these JVs may be material to our business. For example, in the years ended December 31, 2025, 2024 and 2023, our equity in income from the unconsolidated Latitude Margaritaville Watersound JV accounted for over 20% of our pre-tax income. This concentration in a single JV means that any adverse changes affecting this project, whether from market conditions, issues with our joint venture partner, or project-specific challenges, could have a disproportionate impact on our overall financial performance, even if our other operations perform as expected.

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

We face risks associated with short-term U.S. Treasury Bills. We hold significant cash balances that are invested in a variety of short-term U.S. Treasury Bills, currently classified as cash equivalents, that are intended to preserve principal value and maintain a high degree of liquidity. We have exposure to credit risk associated with our short-term U.S. Treasury Bills and these instruments are subject to price fluctuations as a result of changes in the financial market’s assessment of issuer credit quality, changes in prevailing interest rates and other economic factors.

Additionally, we have historically been exposed, and in the future may again be exposed, to credit risk associated with investments – debt securities (“Securities”), which are also subject to such fluctuations. A downgrade of the U.S. government’s credit rating may also decrease the value of any future investments in Securities. The market value of such potential future investments will be subject to change from period-to-period, especially in light of the political landscape, financial institution disruptions and geopolitical conflicts, instabilities or tensions, which have caused market volatility. Our Securities have historically included, and in the future may again include, investments in U.S. Treasury Bills classified as investments – debt securities. Credit-related impairment losses can negatively affect earnings. Investments in Securities and funds are not insured against loss of principal. Under certain circumstances we may be required to redeem all or part of any future investment, which may result in a loss.

RISKS RELATED TO THE OPERATION OF OUR BUSINESS SEGMENTS

We are exposed to risks associated with commercial and residential real estate development and construction. Real estate development and construction, including homebuilding activities, entail risks that may adversely impact our results of operations, cash flows and financial condition, including:

●	general market conditions;
●	construction delays or cost overruns, which may increase project development costs;
●	labor costs and shortages of skilled labor;
●	supply chain disruptions and material shortages;
●	current or potentially new and rapidly evolving tariffs or quotas;
●	claims for construction defects after property has been developed, including claims by purchasers and property owners’ associations, and claims for construction defects arising from third-party contractors;
●	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
●	weather-related and geological interference, including hurricanes, landslides, earthquakes, floods, drought, wildfires and other events, which may result in delays or increased costs;
●	an inability to obtain required governmental permits and authorizations;
●	an inability to secure tenants necessary to support commercial, multi-family or senior living projects;
●	compliance with building codes and other local regulations;
●	unavailability of raw materials when needed, which may result in project delays, stoppages or interruptions, which may make the project less profitable;
●	insufficient infrastructure capacity or availability (e.g., water, sewer and roads) to serve the needs of our projects;
●	instability in the financial industry may reduce the availability of financing; and
●	delay or inability to acquire property, rights of way or easements, which may result in delays or increased costs.

The construction and building industry, similar to many other industries, has experienced, and may continue to experience worldwide supply chain disruptions and cost increases due to a multitude of factors, including inflation, elevated interest rates, higher insurance costs for consumers, rapidly evolving trade and tariff policies and disputes, labor shortages and geopolitical conflicts, instabilities and tensions. Materials, parts and labor costs have increased in recent years, sometimes significantly and over a short period of time. In addition, material time delays or increases in construction costs resulting from the aforementioned factors may impact our ability to realize anticipated returns on such projects, impact the timing of revenue recognition, lead to cancellations and otherwise materially adversely affect our business, results of operations, cash flows and financial condition. Nonetheless, should we experience increased cancellations as a result of such macroeconomic factors, our business could be adversely impacted.

Further, with regard to our residential segment, revenues from homesite sales can fluctuate significantly from period to period due to variations in the mix of sales from different communities, as well as other variations in product mix. Given these fluctuations revenues from our residential segment may significantly vary from period to period.

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

Mortgage financing issues, including lack of supply of mortgage loans, tightened lending requirements and elevated interest rates, may reduce demand for our products. Purchasers of our real estate products may obtain mortgage loans to finance a substantial portion of the purchase price or may need to obtain mortgage loans to finance the construction of homes to be built on homesites purchased from us. Homebuilder customers depend on retail purchasers who rely on mortgage financing. Elevated interest rates have increased the cost of owning a home in recent years and any future increases would further affect purchasing power, which may lower demand for residential real estate. In addition to residential real estate, increased interest rates and restrictions in the availability of credit may also negatively impact sales or development of our commercial properties or other land we offer for sale. While in recent years, elevated interest rates have negatively impacted buyers’ ability to obtain financing and the housing market generally, to date we have not experienced material declines in customer demand for our homesites. However, in the event financing challenges reduce demand from homebuilders to purchase homesites, then our sales, results of operations, cash flows and financial condition may be negatively affected.

Our residential segment is highly dependent on homebuilders and is subject to the risk of homebuilder concentration. We are highly dependent on homebuilders to be the primary customers for our homesites and to provide construction services in our residential developments. As of December 31, 2025, we had 18 different homebuilders within our residential communities. The homebuilder customers that have already committed to purchase homesites from us may decide to reduce, delay or cancel their existing commitments to purchase homesites in our developments. From time to time, we have financed, and in the future may finance, real estate sales with mortgage note receivables. If these homebuilders fail to pay their debts to us or delay paying us, it would reduce our anticipated cash flows. Homebuilders also may not view our developments as desirable locations for homebuilding operations, or they may choose to purchase land from other sellers. We also rely on a concentrated number of homebuilders for a significant portion of our residential homesite sales. Any of these events may have an adverse effect on our business, results of operations, cash flows and financial condition.

Our hospitality segment is subject to various risks inherent to the hospitality industry. Although hospitality revenue has continued to grow in recent years, the following factors, among others, are common to the hospitality industry, and may reduce the revenues generated by hotel properties, food and beverage operations, golf courses, beach clubs, marinas and other entertainment offerings or the rate at which they are generated:

●	reduced travel (including from airline disruptions, business reduction or elimination of typical travel in efforts to be conservative in uncertain financial times or adverse economic conditions), which we may be susceptible to given that the travel tourism on which our hospitality segment relies can entail a relatively high cost of participation and is based on discretionary consumer spending;
●	increased labor costs and shortages of skilled labor;
●	inclement weather conditions;
●	cyclical downturns in the hospitality industry;
●	changes in desirability of geographic regions in which our properties are located;
●	significant competition from other hospitality providers and lodging or entertainment alternatives;
●	our relationships with and the performance of third-party managers;
●	increases in operating costs, including increases in the cost of property insurance, utilities and real estate and personal property taxes, due to inflation and other factors that may not be offset by increased prices; and
●	natural or man-made disasters.

Any of these factors may increase our costs or limit or reduce the prices we are able to charge for our hospitality products or services, or otherwise affect our ability to maintain existing properties, develop new properties or add amenities to our existing properties.

Our insurance coverage on our properties may be inadequate or our insurance costs may increase and uninsured losses or losses in excess of our insurance coverage could adversely affect our business. We maintain insurance on our properties, including property, liability, fire, flood and extended coverage, but capacity constraints in the Florida insurance market may limit availability of desired coverages or materially increase costs. We do not insure our timber assets. Additionally, our insurance for hurricanes has limitations per named storm and is subject to deductibles. We use our discretion when determining amounts, coverage limits and deductibles for insurance. These terms are determined based on retaining an acceptable level of risk. This may result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also may make it unfeasible to use insurance proceeds to replace a facility after it has been damaged or destroyed. Under such circumstances, we may not receive insurance proceeds or the insurance proceeds we receive may not fully cover business interruptions or losses and our earnings, liquidity, or capital resources may be adversely affected.

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

To offset negative insurance market trends, we may decide to self-insure additional risks. In the event that we decide to self-insure additional risks, if we experience a greater number of self-insured losses than we anticipate, our financial performance could be adversely affected. If we lose our ability to, or decide not to, self-insure these additional risks, our insurance costs could materially increase and we may find it difficult to obtain adequate levels of insurance coverage.

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

Alternatively, increases in consumer spending through e-commerce channels may significantly affect our tenants’ ability to generate sales, which could affect their ability to make payments to us. These economic and market conditions, combined with rising or sustained high levels of inflation and lack of labor availability, may also place a number of our key customers under financial stress, which may adversely affect our occupancy rates and our profitability, which, in turn, may have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

Hospitality operations are affected by seasonal fluctuations. Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes may dramatically change demand and pricing for products and services.

We are subject to various geographic risks.

●	Growth of Northwest Florida. We are focused on developing real estate and expanding operations in Northwest Florida. Our success will be dependent on continued strong migration and population expansion in Northwest Florida. The future economic growth of Northwest Florida will largely depend on the ability and willingness of state and local governments, in combination with the private sector, to plan and complete significant infrastructure improvements in the region, such as new or existing transportation hubs, roads, bridges, rail, pipeline, medical facilities and schools and to attract families and companies offering high-quality and high salary jobs. Our future revenues will also depend on individuals seeking retirement or vacation homes in Northwest Florida. Florida’s population growth may be negatively affected in the future by a variety of factors, including adverse economic conditions, changes in state income tax or federal immigration laws, the occurrence of natural or man-made disasters or the high cost of real estate, insurance and property taxes. If Northwest Florida experiences an extended period of slow growth, or even net out-migration, our business, results of operations, cash flows and financial condition will likely be materially adversely affected.
●	Hurricanes. Florida is particularly susceptible to the occurrence of hurricanes. Depending on where any particular hurricane makes landfall, our developments in Northwest Florida may experience catastrophic damage. Such damage may materially delay sales or lessen demand for our residential or commercial real estate and lessen demand for our hospitality and leasing operations. If our corporate headquarters facility is damaged or destroyed, we may have difficulty performing certain corporate and operational functions. We maintain property and business interruption insurance, subject to certain deductibles.
●	Climate Conditions. The occurrence of other natural disasters and climate conditions in Northwest Florida, such as tornadoes, floods, fires, unusually heavy or prolonged rain, droughts, extreme heat or cold, or other adverse weather events may have a material adverse effect on our ability to develop and sell properties or realize income from our projects. To the extent that such natural disasters and climate conditions occur, our projects could be damaged or destroyed, which may result in losses exceeding our insurance coverage. Natural disasters and climate conditions can also lead to increased competition for subcontracts, which can delay construction activities even after an event has concluded. In addition, our timber assets are subject to damage by fire, insect infestation, disease, prolonged drought, flooding, hurricane and natural disasters, which may adversely affect our timber inventory and forestry business. Furthermore, sea level rise due to climate change may have a material adverse effect on our coastal properties. The occurrence of natural

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

Risks RELATED to our existing ownership structure

Our largest shareholder controls approximately 33.8% of our common stock, which may limit our minority shareholders’ ability to influence corporate matters. As of December 31, 2025, based on public filings, clients of Fairholme Capital Management, L.L.C. (“FCM”), an investment advisor registered with the SEC, beneficially owned approximately 33.8% of our common stock. FCM and its client, The Fairholme Fund, a series of investments originating from Fairholme Funds, Inc., may be deemed affiliates of ours. Fairholme Holdings, LLC (“Fairholme”), which wholly owns FCM, is in a position to influence the vote of most matters submitted to our shareholders, including any merger, consolidation or sale of all or substantially all of our assets, the nomination of individuals to our Board and any potential change in our control. These factors may discourage, delay or prevent a takeover attempt that shareholders might consider in their best interests or that might result in shareholders receiving a premium for their common stock. Additionally, our articles of incorporation and certain provisions of Florida law contain anti-takeover provisions that may make it more difficult to effect a change in our control.

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

We may be subject to risks from changes in certain governmental policies.

●	Mortgage Rates. The availability of mortgage financing is significantly influenced by governmental entities such as the Federal Housing Administration, Veterans Administration and Government National Mortgage Association and government-sponsored enterprises known as Fannie Mae and Freddie Mac. Mortgage rates may also be adversely impacted by elevated interest rates. If borrowing standards are tightened and/or the federal government were to reduce or eliminate these mortgage loan programs (including due to any failure of lawmakers to agree on a budget or appropriation legislation to fund relevant programs or operations) or if mortgage rates increase generally, it would likely make it more difficult for potential purchasers of our products, including our homebuilder customers to obtain acceptable financing, which may have a negative effect on demand in our communities.
●	Climate Regulation. Potential impacts of climate change have previously influenced governmental authorities, consumer behavior patterns and the general business environment of the U.S., including, but not limited to, energy-efficiency measures, water use measures and land-use practices. The implementation of these policies may require us to invest additional capital in our properties or it may restrict the availability of land we are able to develop. These changes, or changes in other environmental laws or their

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

Changes to U.S. tax laws may materially affect us. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In many cases, the application of existing, newly enacted or amended tax laws may be uncertain and subject to differing interpretations. Future changes in the tax laws, or in the interpretation or enforcement of existing tax laws, could increase our state and federal tax rates and subject our business to audits, inquiries and legal challenges from taxing authorities. As a result of changes in tax laws, we may incur additional costs, including taxes and penalties for historical periods, which may have a material and adverse effect on our business, results of operations, cash flows or financial condition.

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

GENERAL RISKS

Risks associated with our human capital. Our ability to successfully implement our business strategy depends on our ability to attract and retain skilled employees. The labor markets in the industries in which we operate are competitive. We must attract, train and retain a large number of qualified employees while controlling related labor costs. Tighter labor markets may make it even more difficult for us to hire and retain qualified employees and control labor costs. Our ability to attract qualified employees and control labor costs is subject to numerous external factors, including prevailing wage rates, employee preferences, employment law and regulation, labor relations and immigration policy. Changes in immigration laws and policies could also affect labor market conditions, potentially increasing competition for workers and related labor costs. While we are committed to recruiting top talent by offering, among other things, competitive wages, a significant increase in competition or labor costs increasing from any of the aforementioned factors may have a material adverse impact on our business, results of operations, cash flows and financial condition.

Furthermore, our hospitality operations are highly dependent on a large seasonal workforce. We have historically relied on the J-1 and H-2B visa programs to bring workers to the U.S. to fill seasonal staffing needs and ensure that we have the appropriate workforce in place. Our ability to recruit and retain seasonal hospitality staff may be adversely affected by changes in immigration policy and administration of non-immigrant visa programs. If we are unable to obtain sufficient numbers of seasonal workers, through the J-1 and H-2B programs or otherwise, we may not be able to recruit and hire adequate personnel, and material increases in the cost of securing our workforce may be possible in the future. Increased seasonal wages, an inadequate workforce or increased related labor costs may have a material adverse effect on our business, results of operations, cash flows and financial condition.

Risks associated with cybersecurity. We are reliant on computers and digital technology, including certain technology systems from third-party vendors, which we use to operate our business, which are not under our control. We collect digital information on all aspects of operations. Hospitality related businesses, in particular, require the collection and retention of identifiable information of our customers, as such information is entered into, processed, summarized, and reported by the various information systems we use. All of these activities give rise to material cyber risks and potential costs and consequences that cannot be estimated or predicted, and which may not be fully insured by our cyber risk insurance policy. For example, the SEC requires the disclosure of cybersecurity incidents that we determine to be “material,” to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation.

The integrity and protection of our customer, employee and other company data, is critical to us. We make efforts to maintain the security and integrity of these networks and related systems. We have implemented various measures to manage the risk of a security breach or disruption that are based in part on the Payment Card Industry Data Security Standard, the National Institute of Standard and Technology, and the System and Organization Controls, all of which are integrated into our overall enterprise risk management program. There can be no assurance that our security efforts and measures, or those of our third-party vendors, with which we interact, will be effective or that attempted security breaches or disruptions, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, energy blackouts, natural disasters, terrorism, war, and other significant disruptions of our networks and related systems, or disruptions would not be successful or damaging. Further, the risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments or state-sponsored actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In particular, there has been a spike in cybersecurity attacks as businesses have increased reliance on virtual environments and communications systems, which have been subject to increasing third-party vulnerabilities and security risks. Additionally, the emergence of artificial intelligence has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. Attachments crafted with artificial intelligence tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. Vulnerabilities may also be introduced from the use of artificial intelligence by us, our customers, suppliers and other business partners and third-party providers. Use of artificial intelligence by our employees, whether authorized or unauthorized, increases the risk that our intellectual property and other proprietary information will be unintentionally disclosed.

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

In addition, companies across many industries have faced scrutiny from lawmakers, regulators, investors, customers, employees and other stakeholders related to their sustainability practices, including those related to the environment, climate, human rights and governance transparency. Various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. Additionally, investor advocacy groups, including sustainability-focused investor advocacy groups, certain institutional investors, investment funds and other influential investors have also been focused on sustainability practices. Legal and regulatory requirements, as well as stakeholder expectations, on sustainability practices and disclosures are subject to change, can be unpredictable, and may be difficult and expensive for us to comply with. Further, there is an increasing number of initiatives in the U.S. that may conflict with other regulatory requirements or various stakeholders’ expectations. We may from time to time also change our approach to sustainability matters due to a broader change in strategy, reduced relevance of such initiatives or changing market conditions. If we fail, or are perceived to be failing, to meet evolving legal and regulatory requirements or the expectations of our stakeholders, we may be subject to enforcement actions, required to pay fines, investors may sell their stock, we may suffer from reputational damage and our business or financial condition could be adversely affected.

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

Our financing arrangements contain restrictions and limitations. Our financing arrangements contain customary representations and warranties, as well as customary affirmative and negative covenants that restrict some of our activities. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information. Our ability to comply with the covenants and restrictions contained in our financing arrangements may be affected by economic, financial and industry conditions beyond our control, including credit or capital market disruptions. The breach of any of these covenants or restrictions could result in a default that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In any such case, we may be unable to repay the amounts due under such financing arrangements, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We may provide a guarantee of the debt in connection with our JVs. In certain instances, these guarantees provide for the full payment and performance of the borrower. See Note 9. Debt, Net and Note 19. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information. If we were to become obligated to perform on any of these guarantees, our results of operations, cash flows and financial condition may be adversely affected.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans and refinance outstanding debt prior to or in connection with its maturity. We may enter into interest rate swap instruments to limit our exposure to changes in variable interest rates. While our hedging strategy is designed to minimize the impact of increases in interest rates applicable to some of our variable rate debt, there can be no guarantee that our hedging strategy will be effective, and we may experience credit-related losses in some circumstances. See Note 5. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information. In addition, we typically refinance our outstanding debt prior to or in connection with its maturity. If we are unable to refinance our debt on favorable terms, our interest expense may increase. A refinancing of our debt could also require us to comply with more onerous covenants and further restrict our business operations. Any of these circumstances could adversely impact our financial position and results of operations.

We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all. In 2025, we paid cash dividends of $0.14 per share on our common stock in each of the first three quarters, and $0.16 per share in the fourth quarter, and we currently expect to continue to pay quarterly dividends. We also repurchased approximately 1.4% of our outstanding shares during 2025, for an aggregate repurchase price of $40.0 million. As of December 31, 2025, we had the authority to repurchase additional shares up to our remaining authorization limit of $60.0 million. The declaration and payment of any future dividends and future decisions with respect to share purchases will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, and potential growth opportunities, the terms of any credit agreements or indentures to which we may be party at the time, legal requirements, industry practice, market conditions and other factors that our Board deems relevant. Our decisions regarding the allocation of capital among dividends, stock repurchases, development projects, and other uses may not satisfy market expectations or produce the long-term returns we anticipate. Changes in our capital allocation strategy, could adversely affect our stock price and our relationships with investors. Accordingly, there can be no assurance that our dividends or stock repurchases will continue at the same levels, or at all.

Item 1B.    Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain a data security plan designed to provide a documented and formalized information security policy to detect, identify, classify and mitigate cybersecurity and other data security threats. This cybersecurity program is based in part on, and its effectiveness is measured using, the Payment Card Industry Data Security Standard (“PCI DSS”), the National Institute of Standard and Technology (“NIST”), and the System and Organization Controls (“SOC”), all of which are integrated into our overall enterprise risk management program. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes.

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats including such threats associated with our use of any third-party vendors. We also:

●	assess baseline configuration standards to meet the intent and effectiveness for overall safety and security (both logically and physically) of critical system components;
●	track asset inventory for relevant system components;
●	maintain network connection arrangement documents;
●	limit access rights to system components to authorized personnel, with end-users being granted access in accordance with stated access rights;
●	deploy anti-virus and managed detection and response (“MDR”) solutions on applicable system components, which are enabled for automatic updates and configured for conducting proactive scans;
●	provision and harden critical system resources;
●	use internal and external vulnerability scanning procedures, along with network layer and anti-hacking tests;
●	facilitate requests for validation of baseline configurations for purposes of regulatory compliance assessments and audits;
●	provide cybersecurity training for employees;
●	perform Quarterly User Access Reviews (“UAR”); and
●	have established an Artificial Intelligence (“AI”) and Generative AI usage policy to establish guidelines for the acceptable and responsible use of AI and Generative AI tools by employees, contractors, and authorized third parties.

Conducting our business involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. As of the date of this Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, the emergence of AI has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. Despite our security measures, there can be no assurance that we, or the third-party vendors, with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other cybersecurity risks faced by us, see Part 1. Item 1A. Risk Factors.

Our Board has ultimate oversight for risks relating to our data security plan. In addition, the Board has delegated primary responsibility to the Audit Committee for assessing and managing data privacy and cybersecurity risks, reviewing data security and cybersecurity policies and processes with respect to data privacy and cybersecurity risk assessment and management, reviewing steps management has taken to monitor and control such risks, and regular inquires with our management team, internal auditors and independent auditors in connection therewith. The Audit Committee also considers the evolution of different cybersecurity threats, including through AI. The Audit Committee is also responsible for overseeing our investigation of, and response to, any cybersecurity attacks or threats.

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

Item 2.     Properties

We own 165,000 acres in Northwest Florida. A portion of our land is within the Sector Plan that entitles or gives legal rights for us to originally develop over 170,000 residential dwelling units, over 22 million square feet of retail, commercial and industrial space and over 3,000 hotel rooms on lands within Florida’s Bay and Walton counties. We also have additional entitlements, or legal rights, to develop acreage outside of the Sector Plan. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf. Undeveloped land is managed as forestry land until designated for development. We anticipate a wide range of residential, hospitality and commercial uses on these land holdings. We have operating assets and projects under development in our residential, hospitality, and commercial segments. For more information on our real estate assets and related encumbrances, see “Item 1. Business” and “Schedule III (Consolidated) - Real Estate and Accumulated Depreciation” included in Item 15 of this Form 10-K for further information. In addition to the properties we own, we have investments in unconsolidated JVs that own properties such as the Latitude Margaritaville Watersound JV that includes the Latitude Margaritaville Watersound community.

In our residential segment, we primarily develop communities into homesites for sale to homebuilders and on a limited basis to retail customers. As of December 31, 2025, we had homesites completed and under development, engineering or in conceptual planning in twenty-two separate communities. These include the Bayside at Ward Creek,

Breakfast Point East, Breakwater at Ward Creek, College Station, East Lake Creek, East Lake Powell, Lake Powell, Park Place, Pigeon Creek, Salt Creek at Mexico Beach, Salt Grass at Ward Creek, SouthWood, Teachee, Titus Park, Watersound Camp Creek, Watersound Origins, Watersound Origins West, West Bay Creek, West Laird, WindMark Beach and other Northwest Florida communities.

In our hospitality segment, we own the Watersound Beach Club; Camp Creek golf course and amenities; Shark’s Tooth golf course and tennis center; The Third golf course; and Origins golf course, as well as other club amenities that are situated in or near our residential communities. We own the WaterColor Inn, The Pearl Hotel, Camp Creek Inn, Hilton Garden Inn Panama City Airport, Homewood Suites by Hilton Panama City Beach, Home2 Suites by Hilton Santa Rosa Beach, and the Watersound Inn, along with nearby retail and commercial space. With our JV partners, we own The Lodge 30A and the Embassy Suites by Hilton Panama City Beach Resort. We own additional properties in Panama City Beach, Florida that we operate as rental property. We own two marinas. We also own Hotel Indigo Panama City Marina and Harrison’s Kitchen & Bar, both on leased land in downtown Panama City.

In our commercial segment, we own, or jointly own, the properties used in our operations and have properties under construction that will be used in our operations, which include multi-family, self-storage, retail, office, industrial and commercial property. These commercial properties are located in Beckrich Office Park, where we are headquartered, North Bay Landing, WindMark Beach, VentureCrossings, Watersound Town Center, Watersound West Bay Center, Florida State University (“FSU”)/Tallahassee Memorial Hospital (“TMH”) Medical Campus and other Northwest Florida locations. In addition, with our JV partners we own Pier Park North, Pier Park Crossings, Pier Park Crossings Phase II, Watersound Origins Crossings and Mexico Beach Crossings.

Item 3.    Legal Proceedings

For information regarding legal proceedings, see Note 19. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 23, 2026, we had approximately 569 registered holders of record of our common stock. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “JOE.”

In 2025, we paid quarterly cash dividends of $0.14 per share on our common stock in each of the first three quarters, and $0.16 per share in the fourth quarter ($0.58 per share in the aggregate). In 2024, we paid quarterly cash dividends of $0.12 per share on our common stock in the first and second quarters, and $0.14 per share on our common stock in the third and fourth quarters ($0.52 per share in the aggregate). In 2023, we paid quarterly cash dividends of $0.10 per share on our common stock in the first and second quarters, and $0.12 per share on our common stock in the third and fourth quarters ($0.44 per share in the aggregate). While we expect to continue to pay quarterly dividends, the declaration and payment of any future dividends will be at the discretion of our Board after taking into account various factors, including without limitation, our financial condition, earnings, capital requirements of our business, the terms of any credit agreements or indentures, to which we may be a party to at the time, legal requirements, industry practice, and other factors that our Board deems relevant. Past payments of dividends should not be construed as a guarantee of payment or declaration of future dividends in the same amount or at all. See Part I. Item 1A. Risk Factors – General Risks – We cannot assure you that we will not make changes to our existing capital allocation plan, including whether we will continue to pay dividends at the current rate or at all.

The following performance graph compares our cumulative shareholder returns for the period from December 31, 2020 through December 31, 2025, assuming $100 was invested on December 31, 2020, in our common stock, in the S&P SmallCap 600 Index, and a custom real estate peer group (the “Custom Real Estate Peer Group”). The Custom Real Estate Peer Group is composed of Alexander & Baldwin Inc. (ALEX), CTO Realty Growth, Inc. (CTO), Five Point Holdings, LLC (FPH), Howard Hughes Holdings, Inc. (HHH), Maui Land & Pineapple Company, Inc. (MLP), Stratus Properties Inc. (STRS) and Tejon Ranch Co. (TRC). Total returns shown assume that dividends are reinvested. Total return for the Custom Real Estate Peer Group is weighted based on the issuers’ respective market capitalization at the beginning of each period for which a return is indicated. The stock price performance shown below is not necessarily indicative of future price performance.

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
The St. Joe Company	$100	$123.45	$92.49	$145.33	$109.52	$146.41
S&P SmallCap 600 Index	$100	$126.82	$106.40	$123.48	$134.22	$142.30
Custom Real Estate Peer Group	$100	$131.99	$99.97	$111.69	$110.08	$117.89

Stock Repurchase Program

Our Board has approved the Stock Repurchase Program, pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of December 31, 2025, we had a total authority of $60.0 million available for repurchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended December 31, 2025:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs	Plans or Programs
				In Millions
October 1-31, 2025	78,300	$48.55	78,300	$71.3
November 1-30, 2025	23,573	59.40	23,573	69.9
December 1-31, 2025	161,650	61.31	161,650	60.0
Total	263,523	$57.35	263,523	$60.0

(a)	Excludes excise tax. As part of the Inflation Reduction Act of 2022 (the “IRA”), a 1% excise tax was imposed on stock repurchases in excess of issuances effective January 1, 2023.

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

Business Overview

St. Joe is a diversified real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may partner with or explore the sale of discrete assets, such as our sale of a senior living community property in September 2025, in order to optimize resource allocation and maximize value. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. We seek to continue to enhance the value of our owned real estate assets by developing residential, hospitality and commercial projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to continue to focus on our core business activity of real estate development, asset management and operations by developing long-term, scalable residential communities, growing our hospitality offerings and expanding our portfolio of income producing commercial properties. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. These investments are made with a long-term value creation perspective. Timing of projects may be subject to delays caused by factors beyond our control. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Highlights for the year ended December 31, 2025 compared to the year ended December 31, 2024 include:

●	Net income attributable to the Company increased by 55.8% to $115.6 million, or $2.00 per share, during 2025, from $74.2 million, or $1.27 per share, in 2024.
●	Total revenue in 2025 increased by 27.4%, to $513.2 million from $402.7 million in 2024. Real estate revenue increased by 63.5% to $234.2 million during 2025. Hospitality revenue increased by 8.1% to a record of $215.4 million during 2025. Leasing revenue increased by 5.5% to a record of $63.6 million during 2025.

●	In 2025, we funded $108.1 million in capital expenditures, paid $33.6 million in cash dividends, repurchased $40.0 million of our common stock and repaid a net amount of $46.6 million of debt.
●	Cash and cash equivalents balance increased by $40.8 million to $129.6 million as of December 31, 2025, as compared to $88.8 as of December 31, 2024.

Market Conditions

While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, our segments continued to generate positive financial results throughout 2025. We believe this is primarily due to the continued growth of Northwest Florida as a result of net migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: 1) residential, 2) hospitality and 3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated operating revenue:

	Year Ended December 31,
	2025	2024	2023
Segment Operating Revenue
Residential	32.2%	29.1%	40.0%
Hospitality	43.0%	50.3%	39.7%
Commercial	23.2%	19.5%	19.1%
Other	1.6%	1.1%	1.2%
Consolidated operating revenue	100.0%	100.0%	100.0%

For more information regarding our reportable segments, see Note 18. Segment Information included in Item 15 of this Form 10-K for additional information.

Residential Segment

Our residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. Our residential segment also evaluates opportunities to enter into JV agreements for specific communities such as Latitude Margaritaville Watersound.

The residential segment generates revenue from sales of homesites, homes and other residential land and certain homesite residuals from homebuilder sales that provide us a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold. Revenue is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer. The residential segment also generates revenue from the sale of tap and impact fee credits, marketing fees and other fees on certain transactions. Certain homesite residuals and other revenue related to homebuilder homesite sales are recognized in revenue at the point in time of the closing of the sale. The residential segment incurs cost from direct costs (e.g., development and construction costs), selling costs and other indirect costs. Cost of real estate revenue excludes depreciation, depletion and amortization expense.

Our residential segment includes the Bayside at Ward Creek, Breakfast Point East, Breakwater at Ward Creek, College Station, Park Place, Salt Creek at Mexico Beach, Salt Grass at Ward Creek, Titus Park, Watersound Camp Creek, Watersound Origins, Watersound Origins West and WindMark Beach communities, which are large scale, multi-phase communities with current development activity, sales activity or future phases. Homesites in these communities are developed based on market demand and sold primarily to homebuilders and on a limited basis to retail customers.

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

The Latitude Margaritaville Watersound community is a planned 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,700 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of December 31, 2025, the unconsolidated Latitude Margaritaville Watersound JV has completed 2,190 home sale transactions of the total estimated 3,700 homes planned in the community and had 149 homes under contract, which are expected to result in a sales value to the JV of approximately $88.8 million at closing of the homes. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

The residential homesite pipeline by community/project are as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	86	85	142	313
College Station	Bay County, FL	59	—	209	268
East Lake Creek (b)	Bay County, FL	—	4	196	200
East Lake Powell (c)	Bay County, FL	—	—	360	360
Lake Powell (d)	Bay County, FL	—	327	1,025	1,352
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	908	627	—	1,535
Salt Creek at Mexico Beach (b)	Bay County, FL	—	147	180	327
Park Place	Bay County, FL	173	—	—	173
Pigeon Creek (d)	Bay County, FL	—	—	3,330	3,330
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	15	—	260	275
Teachee (d)	Bay County, FL	—	106	1,644	1,750
Titus Park	Bay County, FL	65	125	439	629
Bayside at Ward Creek (d)	Bay County, FL	156	178	—	334
Breakwater at Ward Creek (d)	Bay County, FL	—	95	—	95
Salt Grass at Ward Creek (d)	Bay County, FL	137	307	—	444
Watersound Camp Creek (f)	Walton County, FL	18	—	—	18
Watersound Origins (f)	Walton County, FL	68	—	—	68
Watersound Origins West (d)	Walton County, FL	104	276	2,841	3,221
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	1,068	1,117	2,185
WindMark Beach (f)	Gulf County, FL	224	155	329	708
Total Homesites		2,013	3,500	18,391	23,904
(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of December 31, 2025, we had eighteen different homebuilders within our residential communities. As of December 31, 2025, we had 1,992 residential homesites under contract, which are expected to result in revenue of approximately $143.5 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of December 31, 2024, we had 1,074 residential homesites under contract, which were expected to result in revenue of approximately $102.0 million, plus residuals. The change in homesites under contract is due to homesite transactions during 2025, new contracts, including a long-term contract totaling approximately 650 undeveloped homesites within the SouthWood community, and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results. As of December 31, 2025, in addition to the 1,992 homesites under contract in other residential communities, our unconsolidated Latitude Margaritaville Watersound JV had 149 homes under contract, which together with the 1,992 homesites are expected to result in a sales value of approximately $232.3 million at closing of the homesites and homes.

Hospitality Segment

Our hospitality segment features a private membership club (the “Watersound Club”), hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, marinas and other entertainment offerings. The hospitality segment generates revenue from membership sales, golf courses, lodging at our hotels, short-term vacation rentals, food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club. Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues and other membership fees. The hospitality segment incurs costs from the services and goods provided, personnel costs, maintenance of the facilities and holding costs of the assets. From time to time, we may explore the sale of certain hospitality properties, the development of new hospitality properties, as well as new entertainment and management opportunities. Our hospitality segment may also generate revenue from the sale of operating properties. Real estate sales in our hospitality segment incur costs of revenue directly associated with the land, development, construction and selling costs. Cost of hospitality revenue and cost of real estate revenue exclude depreciation, depletion and amortization expense. Some of our JV assets and other assets incur interest and financing expenses related to the loans as described in Note 9. Debt, Net included in Item 15 of this Form 10-K.

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

Watersound Origins amenities include a resort-style pool, fitness center, pickle ball courts and tennis courts located in the community. Access to these amenities is reserved to Watersound Origins, Watersound Origins West and Watersound Villas on the Fairway members consisting of the communities’ residents. In addition, an executive golf course located in the community is available to residents and for public play.

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

Our hotel portfolio by property is as follows:

Hotel	Location	Rooms (a)
Camp Creek Inn (b)	Walton County, FL	75
WaterColor Inn	Walton County, FL	67
The Pearl Hotel	Walton County, FL	55
Watersound Inn	Walton County, FL	11
The Lodge 30A (c) (d)	Walton County, FL	85
Home2 Suites by Hilton Santa Rosa Beach (b)	Walton County, FL	107
Embassy Suites by Hilton Panama City Beach Resort (d) (e)	Bay County, FL	255
Hilton Garden Inn Panama City Airport	Bay County, FL	143
Homewood Suites by Hilton Panama City Beach	Bay County, FL	131
Hotel Indigo Panama City Marina (b)	Bay County, FL	124
TownePlace Suites by Marriott Panama City Beach Pier Park (f)	Bay County, FL	124
Residence Inn Panama City Beach Pier Park (g)	Bay County, FL	121
Total rooms		1,298
(a)	Includes hotels currently in operation. We have significant additional entitlements for future hotel projects on our land holdings.
(b)	The hotel opened in June 2023.
(c)	The hotel opened in February 2023.
(d)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(e)	The hotel opened in April 2023.
(f)	The hotel is operated by our JV partner. Pier Park TPS, LLC, (the “Pier Park TPS JV”) is unconsolidated and is accounted for using the equity method, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(g)	The hotel, which opened in April 2024, is operated by our JV partner. Pier Park RI, LLC, (the “Pier Park RI JV”) is unconsolidated and is accounted for using the equity method, which is included within our commercial segment. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

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

Commercial Segment

Our commercial segment includes leasing of commercial property, multi-family, self-storage and other assets, as well as senior living prior to the sale of the SJWCSL, LLC’s (“Watercrest JV”) senior living community property in September 2025. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. The commercial segment also oversees the planning, development, entitlement, management and sale of our commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. We believe the diversity of our commercial segment complements the growth of our residential and hospitality segments. We provide development opportunities for national, regional and local retailers and other strategic partners in Northwest Florida. We own and manage retail shopping centers and develop commercial parcels. We are currently developing the Watersound Town Center in Walton County, Florida and Watersound West Bay Center in Bay County, Florida. These lifestyle centers are complementary to the Watersound Origins, Watersound Origins West and Latitude Margaritaville Watersound residential communities. In conjunction with FSU and TMH, we are in the process of developing an 87-acre medical campus in Panama City Beach, Florida, the first building of which opened in July 2024. We have large land holdings near the Pier Park retail center, adjacent to the Northwest Florida Beaches International Airport, near or within business districts in the region and along major roadways. We lease land for various other uses. The commercial segment manages our timber holdings in Northwest Florida, which includes growing and selling pulpwood, sawtimber and other products.

The commercial segment generates leasing revenue and incurs leasing expenses primarily from maintenance and management of our properties, personnel costs and asset holding costs. Our commercial segment generates revenue from the sale of developed and undeveloped land, timber holdings or land with limited development and/or entitlements and the sale of commercial operating properties. Real estate sales in our commercial segment incur costs of revenue directly associated with the land, development, construction, timber and selling costs. Our commercial segment generates timber revenue primarily from open market sales of timber on site without the associated delivery costs. Cost of leasing revenue and cost of real estate revenue exclude depreciation, depletion and amortization expense. Some of our JV assets and other assets incur interest and financing expenses related to loans as described in Note 9. Debt, Net included in Item 15 of this Form 10-K.

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			December 31, 2025			December 31, 2024			December 31, 2023
					Percentage			Percentage			Percentage
					Leased			Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	229	95%	240	216	90%	240	226	94%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	109	91%	120	111	93%	120	118	98%
Watersound Origins Crossings (b)	Walton County, FL	217	217	198	91%	217	202	93%	217	193	89%
North Bay Landing (c)	Bay County, FL	240	240	218	91%	240	220	92%	240	222	93%
Mexico Beach Crossings (b) (d)	Bay County, FL	216	216	202	94%	216	151	70%	216	76	35%
Watersound Villas on the Fairway (e)	Walton County, FL	40	40	10	25%	64	44	69%	64	46	72%
WindMark Beach (f)	Gulf County, FL	31	31	22	71%	31	17	55%	31	12	39%
Total multi-family units (g)		1,104	1,104	988	89%	1,128	961	85%	1,128	893	79% %

Senior living communities
Watercrest (b) (h)	Walton County, FL	N/A	N/A	N/A	N/A %	107	103	96%	107	106	99%
Watersound Fountains (i)	Walton County, FL	148	148	69	47%	148	39	26%	—	—	N/A %
Total senior living units		148	148	69	47%	255	142	56%	107	106	99%
Total units		1,252	1,252	1,057	84%	1,383	1,103	80%	1,235	999	81%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(c)	Construction was completed in the second quarter of 2023.
(d)	Construction was completed in the fourth quarter of 2023.
(e)	Construction was completed in the first quarter of 2023. In January 2025, the community was platted as individual units, which created the ability to sell them individually. We are no longer entering into new leases. During 2025, we sold 24 townhomes, included within our residential segment.
(f)	Renovation of 19 units for long-term rental use was completed in the second half of 2023.
(g)	All multi-family communities are managed by our unconsolidated JV, Watersound Management, LLC (the “Watersound Management JV”). The Watersound Management JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(h)	In September 2025, the Watercrest JV sold its senior living community property to a third party and ceased operating activities. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(i)	The community opened in March 2024. The senior living community is operated by our JV partner. WOSL, LLC, (the “Watersound Fountains Independent Living JV”) is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Our leasing portfolio consists of approximately 1,174,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott (Pier Park TPS JV), a 121-room

Residence Inn (Pier Park RI JV), a Busy Bee branded fuel station and convenience store, which includes a Starbucks, (SJBB, LLC, the “Busy Bee JV”) and a golf cart sales and service facility (SJECC, LLC, the “Electric Cart Watersound JV”), all located in Bay County, Florida.

The total net leasable square feet and percentage leased of leasing properties are as follows:

		December 31, 2025		December 31, 2024		December 31, 2023
		Net		Net		Net
		Leasable		Leasable		Leasable
		Square	Percentage	Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased	Feet*	Leased
Pier Park North (a)	Bay County, FL	320,310	100%	320,310	100%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	100%	303,605	98%
Watersound Town Center (b) (c)	Walton County, FL	149,210	98%	155,962	86%	137,921	83%
Beckrich Office Park (c) (d)	Bay County, FL	80,675	87%	78,322	90%	78,322	93%
FSU/TMH Medical Campus (e)	Bay County, FL	78,670	100%	78,670	100%	—	N/A %
Watersound Self-Storage	Walton County, FL	67,694	93%	67,694	90%	67,694	92%
WindMark Beach Town Center (c) (f)	Gulf County, FL	44,748	57%	44,748	71%	44,748	71%
Cedar Grove Commerce Park	Bay County, FL	19,389	100%	19,389	100%	19,389	100%
WaterColor Town Center (c) (g)	Walton County, FL	17,560	96%	22,199	75%	22,199	100%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%	16,964	100%
Beach Commerce Park (c)	Bay County, FL	14,800	100%	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%	11,570	100%
Watersound Gatehouse (c)	Walton County, FL	10,271	87%	10,271	87%	10,271	100%
Other (h)	Bay, Gulf and Walton Counties, FL	38,574	100%	37,590	100%	34,224	100%
		1,174,040	96%	1,182,094	95%	1,082,017	95%
*	Net Leasable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.
(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(b)	An additional building was completed in the second quarter of 2024 and construction of additional leasing space was completed in 2023. As of December 31, 2025, we occupied 6,752 square feet for our real estate brokerage, title insurance agency and insurance agency businesses, which is excluded from net leasable square feet. Included in net leasable square feet as of December 31, 2025, 2024 and 2023, is 1,200 square feet leased to an unconsolidated JV. Included in net leasable square feet as of December 31, 2024, is 6,752 square feet within our residential segment. Included in net leasable square feet as of December 31, 2024 and 2023, is 2,137 square feet leased to a consolidated JV.
(c)	In addition to net leasable square feet, there is also space that we occupy or that serves as common area.
(d)	We occupied approximately 22,556 square feet as of December 31, 2025 and 24,000 square feet as of each December 31, 2024 and 2023 as our headquarters, which is excluded from net leasable square feet. Included in net leasable square feet as of December 31, 2024 and 2023, is 1,500 square feet leased to a consolidated JV.
(e)	A medical office building was completed in the third quarter of 2024.
(f)	Included in net leasable square feet as of December 31, 2025 is 5,658 square feet and 13,808 square feet as of each December 31, 2024 and 2023, of unfinished space.
(g)	As of December 31, 2025, we occupied 4,639 square feet for our real estate brokerage business, which is excluded from net leasable square feet. As of December 31, 2024, a portion of vacant space was being held as a future office for our new real estate brokerage business.
(h)	Includes various other properties, each with less than 10,000 net leasable square feet.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		December 31, 2025
	Location	Completed Square Feet	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center (a)	Walton County, FL	155,962	12,925	231,113	400,000
Watersound West Bay Center	Bay County, FL	3,366	81,628	415,006	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	—	241,330	320,000
		237,998	94,553	887,449	1,220,000
*	Total square feet are based on current estimates and are subject to change.

(a)	We occupy 6,752 square feet of the completed space for our real estate brokerage, title insurance agency and insurance agency businesses.

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Year Ended December 31,
	2025	2024	2023

	In millions
Revenue:
Real estate revenue	$234.2	$143.2	$186.0
Hospitality revenue	215.4	199.2	152.4
Leasing revenue	63.6	60.3	50.8
Total revenue	513.2	402.7	389.2
Expenses:
Cost of real estate revenue (a)	115.3	70.3	88.0
Cost of hospitality revenue (a)	148.5	136.4	122.2
Cost of leasing revenue (a)	28.4	28.8	25.8
Corporate and other operating expenses (a)	27.3	25.2	23.8
Depreciation, depletion and amortization	47.5	46.4	38.7
Total expenses	367.0	307.1	298.5
Operating income	146.2	95.6	90.7
Other income (expense):
Investment income, net	13.2	13.5	13.3
Interest expense	(30.5)	(33.6)	(30.6)
Equity in income from unconsolidated joint ventures	25.6	23.6	22.7
Other income (expense), net	0.6	(0.7)	3.9
Total other income, net	8.9	2.8	9.3
Income before income taxes	155.1	98.4	100.0
Income tax expense	(39.2)	(26.0)	(26.0)
Net income	$115.9	$72.4	$74.0
(a)	Excluding depreciation, depletion and amortization, shown separately above.

Results of operations in this Form 10-K generally discusses 2025 and 2024 items and comparisons. For a detailed discussion of results of operations and comparisons for 2024 and 2023, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Form 10‑K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	2025	% (a)	2024	% (a)	2023	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$165.0	70.4%	$116.8	81.6%	$155.7	83.7%
Commercial and forestry real estate revenue	57.1	24.4%	18.0	12.6%	21.3	11.5%
Timber revenue	4.2	1.8%	4.2	2.9%	4.9	2.6%
Other revenue	7.9	3.4%	4.2	2.9%	4.1	2.2%
Real estate revenue	$234.2	100.0%	$143.2	100.0%	$186.0	100.0%

Gross profit:
Residential real estate	$81.5	49.4%	$54.8	46.9%	$77.8	50.0%
Commercial and forestry real estate	32.3	56.6%	13.1	72.8%	14.7	69.0%
Timber	3.4	81.0%	3.4	81.0%	4.1	83.7%
Other	1.7	21.5%	1.6	38.1%	1.4	34.1%
Gross profit	$118.9	50.8%	$72.9	50.9%	$98.0	52.7%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During 2025, residential real estate revenue increased $48.2 million, or 41.3%, to $165.0 million, as compared to $116.8 million in 2024. During 2025, residential real estate gross profit increased $26.7 million, to $81.5 million (or gross margin of 49.4%), as compared to $54.8 million, (or gross margin of 46.9%) in 2024. During 2025, we sold 911 homesites, 25 homes and had an unimproved residential land sale of $0.9 million, compared to 912 homesites and no homes or unimproved residential land sales during 2024. During 2025 and 2024 the average base revenue, excluding homesite residuals, per homesite sold was approximately $137,000 and $108,000, respectively, due to the mix of sales from different communities. Homesite sales during 2024 also include the sale of 82 entitled but undeveloped homesites sold within the SouthWood community, compared to none in the current period. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the development and the volume of sales within each of the communities. The number of homesites sold varied in each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial and Forestry Real Estate Revenue and Gross Profit. During 2025, we had sixteen commercial, hospitality and forestry real estate sales totaling approximately 351 acres for $57.1 million, resulting in a gross profit of $32.3 million (or gross margin of 56.6%). The commercial, hospitality and forestry real estate sales during 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2% and a commercial property used in hospitality operations for $1.4 million resulting in a gross margin of approximately 42.9%. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. During 2024, we had eleven commercial and forestry real estate sales totaling approximately 634 acres for $18.0 million, resulting in a gross profit of $13.1 million (or gross margin of 72.8%).

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

Timber Revenue and Gross Profit. Timber revenue was $4.2 million during each of 2025 and 2024. There were 246,000 tons of wood products sold at an average price per ton of $16.02 during 2025, as compared to 256,000 tons of wood products sold at an average price per ton of $14.56, during 2024. Timber gross margin was 81.0% during both 2025 and 2024.

Other Revenue. Other revenue primarily consists of our real estate brokerage, title insurance agency and insurance agency business revenue and mitigation bank credit sales. Other revenue increased $3.7 million during 2025, compared to 2024, primarily due to our real estate brokerage business, which began operations in the second quarter of 2025.

Hospitality Revenue and Gross Profit

	Year Ended December 31,
	2025	2024	2023

	Dollars in millions
Hospitality revenue	$215.4	$199.2	$152.4
Gross profit	$66.9	$62.8	$30.2
Gross margin	31.1%	31.5%	19.8%

Hospitality revenue increased $16.2 million, or 8.1% to $215.4 million during 2025, as compared to $199.2 million in 2024. The increase in hospitality revenue was primarily related to the increase in membership dues and membership ancillary spend, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. The increase in revenue was also related to an increase in hotel operations. As of December 31, 2025, Watersound Club had 3,594 members, compared with 3,476 members as of December 31, 2024, a net increase of 118 members. As of both December 31, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs). Hospitality gross margin was 31.1% during 2025, compared to 31.5% during 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Leasing Revenue and Gross Profit

	Year Ended December 31,
	2025	2024	2023

	Dollars in millions
Leasing revenue	$63.6	$60.3	$50.8
Gross profit	$35.2	$31.5	$25.0
Gross margin	55.3%	52.2%	49.2%

Leasing revenue increased $3.3 million, or 5.5%, to $63.6 million during 2025, as compared to $60.3 million in 2024. The increase was primarily due to additional commercial property, multi-family and marina leases, partially offset by a decrease related to the Watercrest JV’s senior living community property, which was sold and ceased operating activities, and the sale of 24 townhomes in the Watersound Villas on the Fairway community in the current period. Leasing gross margin increased to 55.3% during 2025, as compared to 52.2% during 2024. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property in September 2025, which operated with lower margins.

Corporate and Other Operating Expenses

	Year Ended December 31,
	2025	2024	2023

	In millions
Employee costs	$13.1	$12.7	$10.4
Property taxes and insurance	6.3	5.5	6.4
Professional fees	3.9	3.6	4.0
Marketing and owner association costs	1.3	1.0	1.0
Occupancy, repairs and maintenance	0.7	0.6	0.4
Other miscellaneous	2.0	1.8	1.6
Total corporate and other operating expenses (a)	$27.3	$25.2	$23.8
(a)	Excluding depreciation, depletion and amortization.

Corporate and other operating expenses increased $2.1 million, or 8.3%, to $27.3 million during 2025, as compared to $25.2 million in 2024. The increase was due to increased operating costs, primarily related to employee costs, property taxes, licenses, professional fees, marketing and owner association costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense increased $1.1 million during 2025, as compared to 2024, primarily due to new hospitality and commercial assets placed in service, partially offset by assets sold in the current period. Depreciation is a non-cash, generally accepted accounting principles (“GAAP”) expense, which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred. See Note 2. Significant Accounting Policies included in Item 15 of this Form 10-K for additional information.

Investment Income, Net

Investment income, net primarily includes (i) interest, dividends and accretion income accrued or received on our cash, cash equivalents and other investments, (ii) interest income earned on the time deposit held by a special purpose entity and (iii) interest earned on notes receivable, the Company’s unimproved land contribution to the unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community and other receivables as detailed in the table below:

	Year Ended December 31,
	2025	2024	2023

	In millions
Interest, dividend and accretion income	$3.7	$3.8	$3.6
Interest income from investments in special purpose entities	8.0	8.0	8.0
Interest earned on notes receivable and other interest	1.5	1.7	1.7
Total investment income, net	$13.2	$13.5	$13.3

Investment income, net decreased $0.3 million during 2025, as compared to 2024, primarily due to less interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV related to the decreased volume of home sales transacted in the community during the current period. The decrease was also due to lower yields on our cash, cash equivalents and other investments, partially offset by higher balances of cash, cash equivalents and other investments in the current period. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC (“Senior Notes”), Community Development District (“CDD”) debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Year Ended December 31,
	2025	2024	2023

	In millions
Interest incurred for project financing and other interest expense	$21.6	$24.7	$21.8
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	8.9	8.9	8.8
Total interest expense	$30.5	$33.6	$30.6

Interest expense decreased $3.1 million, or 9.2%, to $30.5 million in 2025, as compared to $33.6 million in 2024. The decrease in interest expense is due to repayment of project financing and a decrease in interest rates from the prior period. See Note 9. Debt, Net and Note 17. Other Income, Net included in Item 15 of this Form 10-K for additional information regarding project financing.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method as detailed in the table below. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31,
	2025	2024	2023

	In millions
Latitude Margaritaville Watersound JV (a)	$32.2	$29.3	$23.6
Watersound Fountains Independent Living JV (b)	(4.1)	(4.4)	(0.7)
Pier Park TPS JV	(0.3)	(0.5)	(0.4)
Pier Park RI JV (c)	(2.1)	(0.9)	—
Busy Bee JV (d)	(0.1)	0.1	—
Electric Cart Watersound JV (e)	(0.1)	(0.1)	0.1
Watersound Management JV	0.1	0.1	0.1
Total equity in income from unconsolidated joint ventures	$25.6	$23.6	$22.7
(a)	During 2025, 2024 and 2023, the Latitude Margaritaville Watersound JV completed 527, 659 and 641 home sale transactions, respectively. The year ended December 31, 2025, includes intra-entity profit elimination of $0.5 million related to the sale of additional land to the JV, a pro-rata portion of which will be recognized as each home on the land is sold by the JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.
(b)	The community opened in March 2024 and is currently under lease-up.
(c)	The hotel opened in April 2024 and activity in the current period includes start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(e)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

Other Income (Expense), Net

Other income (expense), net primarily includes accretion income from our retained interest investments, gain on contributions to unconsolidated joint ventures, gain (loss) on disposition of assets and other income and expense items as detailed in the table below:

	Year Ended December 31,
	2025	2024	2023

	In millions
Accretion income from retained interest investments	$—	$—	$2.6
Gain on contributions to unconsolidated joint ventures	—	—	0.7
Gain (loss) on disposition of assets	2.5	(0.6)	(0.5)
Miscellaneous (expense) income, net	(1.9)	(0.1)	1.1
Other income (expense), net	$0.6	$(0.7)	$3.9

Other income (expense), net increased $1.3 million to other income, net of $0.6 million during 2025, as compared to other expense, net of $0.7 million in 2024.

Accretion income from retained interest investments includes accretion of investment income over the life of the retained interest using the effective yield method, prior to optional prepayment, in full, of the installment notes in August 2023.

Gain on contributions to unconsolidated joint ventures includes gain on additional infrastructure improvements contributed to our unconsolidated Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Gain on disposition of assets during 2025 primarily includes a gain on the sale of our Pilatus PC-12 NG aircraft (“N850J”) previously used in hospitality operations. Loss on disposition of assets during 2024 primarily includes loss on disposal of hospitality assets.

Miscellaneous (expense) income, net during 2025, primarily includes expense of $1.2 million for design costs for certain residential, hospitality and commercial assets that we are no longer pursuing. Miscellaneous (expense) income, net during 2025 also includes loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan, as well as fees related to other loans. See Note 9. Debt, Net and Note 17. Other Income, Net included in Item 15 of this Form 10-K for additional information.

Income Tax Expense

Income tax expense was $39.2 million in 2025, as compared to $26.0 million during 2024. Our effective tax rate was 25.3% in 2025, as compared to 26.4% in 2024.

Our effective rate for 2025 and 2024, differed from the federal statutory rate of 21.0% primarily due to state income taxes, nontaxable or nondeductible and other differences. See Note 12. Income Taxes included in Item 15 of this Form 10-K for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Year Ended December 31,
	2025	2024	2023

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$155.0	$107.2	$145.6
Other revenue	10.0	9.6	10.1
Total real estate revenue	165.0	116.8	155.7
Leasing revenue	0.1	0.2	0.1
Total revenue	165.1	117.0	155.8
Expenses:
Cost of real estate and other revenue (a)	83.5	62.0	77.9
Cost of leasing revenue (a)	—	0.1	—
Other operating expenses (a)	4.7	4.7	4.5
Depreciation, depletion and amortization	0.2	0.2	0.2
Total expenses	88.4	67.0	82.6
Operating income	76.7	50.0	73.2
Other income (expense):
Investment income, net	1.4	1.6	1.7
Interest expense	(0.3)	(0.4)	(0.4)
Equity in income from unconsolidated joint ventures	32.2	29.3	23.6
Other (expense) income, net	(0.2)	0.2	0.9
Total other income, net	33.1	30.7	25.8
Income before income taxes	$109.8	$80.7	$99.0
(a)	Excluding depreciation, depletion and amortization, shown separately above.

The following tables set forth our consolidated residential real estate revenue and cost of revenue activity:

	Year Ended December 31, 2025
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	911	$139.9	$69.3	$70.6	50.5%
Homes	25	14.2	9.0	5.2	36.6%
Land sales	N/A	0.9	—	0.9	100.0%
Total consolidated	936	$155.0	$78.3	$76.7	49.5%

Unconsolidated
Homes (a)	527
Total consolidated and unconsolidated	1,463
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2024
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	912	$107.2	$56.8	$50.4	47.0%
Total consolidated	912	$107.2	$56.8	$50.4	47.0%

Unconsolidated
Homes (b)	659
Total consolidated and unconsolidated	1,571
(a)	Includes 82 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

	Year Ended December 31, 2023
	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites (a)	1,063	$145.0	$73.5	$71.5	49.3%
Land sales	N/A	0.6	0.1	0.5	83.3%
Total consolidated	1,063	$145.6	$73.6	$72.0	49.5%
Unconsolidated
Homes (b)	641
Total consolidated and unconsolidated	1,704
(a)	Includes 100 entitled but undeveloped homesites sold within the SouthWood community.
(b)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $32.7 million, or 30.5%, during 2025, as compared to 2024, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During 2025 and 2024, the average base revenue, excluding homesite residuals, per homesite sold was approximately $137,000 and $108,000, respectively, due to the mix of sales from different communities. Homesite sales during 2024 also include the sale of 82 entitled but undeveloped homesites sold within the SouthWood community, compared to none in the current period. Revenue includes estimated homesite residuals of $10.9 million and $3.6 million, during 2025 and 2024, respectively. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Homesite gross margin increased to 50.5% during 2025, as compared to 47.0% during 2024, primarily due to the cost, mix and number of homesites sold from different communities during each period. Gross margin may vary each period depending on the location of homesite sales.

Homes. During 2025, we sold 24 completed townhomes within our Watersound Villas on the Fairway community and a home within our Watersound Origins community for a total of $14.2 million, resulting in a gross margin of 36.6%. During 2024, we did not have any home sales.

Land sales. During 2025, we had an unimproved residential land sale for $0.9 million, with de minimis cost of revenue. During 2024, we did not have any unimproved residential land sales.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $2.8 million and $2.5 million during 2025 and 2024, respectively.

Leasing revenue includes long-term leases of residential assets.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net consists of interest earned on our unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. Investment income, net decreased $0.2 million during 2025, as compared to 2024, due to fewer home sales transacted in the community during the current period. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for by the equity method. Equity in income from unconsolidated joint ventures increased $2.9 million during 2025, compared to 2024. The increase was primarily due to higher average sales price and margin per home sold, partially offset by the decreased volume of home sale transactions. The year ended December 31, 2025, also includes $0.5 million of intra-entity profit elimination related to the sale of additional land to our unconsolidated Latitude Margaritaville Watersound JV, a pro-rata portion of which will be recognized as each home on the land is sold by the JV. The Latitude Margaritaville Watersound JV completed 527 home sale transactions during 2025, compared to 659 home sale transactions during 2024. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net in 2025 primarily includes expense of $0.6 million for design costs for certain residential assets that we are no longer pursuing.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Year Ended December 31,
	2025	2024	2023

	In millions
Revenue:
Hospitality revenue	$215.4	$199.2	$152.4
Leasing revenue	3.9	3.5	2.1
Real estate revenue	1.4	—	—
Total revenue	220.7	202.7	154.5
Expenses:
Cost of hospitality revenue (a)	148.5	136.4	122.2
Cost of leasing revenue (a)	2.6	2.5	2.6
Cost of real estate revenue (a)	0.8	—	—
Other operating expenses (a)	1.9	1.5	1.8
Depreciation, depletion and amortization	28.5	27.0	22.1
Total expenses	182.3	167.4	148.7
Operating income	38.4	35.4	5.8
Other income (expense):
Investment income, net	0.2	0.2	0.3
Interest expense	(10.4)	(11.8)	(9.6)
Other income (expense), net	1.9	(0.3)	(0.1)
Total other expense, net	(8.3)	(11.9)	(9.4)
Income before income taxes	$30.1	$23.4	$(3.6)
(a)	Excluding depreciation, depletion and amortization, shown separately above.

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$91.5	$38.6	42.2%	$80.8	$36.0	44.6%	$54.0	$15.5	28.7%
Hotels	110.3	26.7	24.2%	105.7	24.8	23.5%	86.4	12.4	14.4%
Other	13.6	1.6	11.8%	12.7	2.0	15.7%	12.0	2.3	19.2%
Total	$215.4	$66.9	31.1%	$199.2	$62.8	31.5%	$152.4	$30.2	19.8%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities. The hotel opened in June 2023.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue from our clubs increased $10.7 million, or 13.2%, during 2025, as compared to 2024. The increase in revenue in the current period was due to an increase in membership dues, membership ancillary spend, lodging related to the Camp Creek Inn, as well as The Third golf course, which opened in November 2024 and the renovated Shark’s Tooth clubhouse, which reopened in February 2025. As of December 31, 2025, Watersound Club had 3,594 members, compared with 3,476 members as of December 31, 2024, a net increase of 118 members. Our clubs gross margin was 42.2% during 2025, compared to 44.6% during 2024. The decrease in gross margin was primarily due to ongoing operating costs for The Third golf course and reopening and ongoing operating costs of the Shark’s Tooth clubhouse during the current period.

Revenue from our hotel operations increased $4.6 million, or 4.4%, during 2025, as compared to 2024. The increase was primarily related to lodging revenue, as well as guest ancillary spend. Our hotels had a gross margin of 24.2% during 2025, comparable to 23.5% during 2024.

As of both December 31, 2025 and 2024, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs).

Revenue from other hospitality operations increased $0.9 million, or 7.1%, during 2025, as compared to 2024. The increase was primarily due to our standalone restaurants and marina operations. Our other hospitality operations gross margin was 11.8% during 2025, compared to 15.7% during 2024. The decrease in gross margin was due to increased operational costs during the current period.

Leasing revenue includes marina boat slip and dry storage rentals, as well as leases of other hospitality assets. Leasing revenue increased $0.4 million, or 11.4%, during 2025, as compared to 2024, primarily due to increased occupancy and rates at our marinas and other hospitality assets.

Real estate revenue during 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees, repairs and maintenance, and other administrative expenses. The increase of $0.4 million in other operating expenses during 2025, as compared to 2024, was primarily related to repair and maintenance and salaries and benefits expenses in the current period.

The increase of $1.5 million in depreciation, depletion and amortization expense during 2025, as compared to 2024, was primarily due to new assets placed in service, partially offset by assets sold in the current period.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $1.4 million in interest expense during 2025, as compared to 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

Other income (expense), net during 2025 primarily includes a gain of $2.6 million on the sale of our N850J aircraft previously used in hospitality operations, partially offset by expense of $0.5 million for design costs for certain hospitality assets that we are no longer pursuing. Other income (expense), net during 2024 primarily includes net loss on disposal of assets.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Year Ended December 31,
	2025	2024	2023

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$29.6	$25.3	$21.5
Multi-family leasing revenue	23.3	23.3	19.4
Senior living leasing revenue	6.2	7.8	7.3
Total leasing revenue	59.1	56.4	48.2
Real estate revenue
Commercial and forestry real estate revenue	55.7	18.0	21.3
Timber revenue	4.2	4.2	4.9
Total real estate revenue	59.9	22.2	26.2
Total revenue	119.0	78.6	74.4
Expenses:
Cost of leasing revenue (a)	25.4	25.9	22.9
Cost of real estate revenue (a)	24.8	5.7	7.4
Other operating expenses (a)	4.6	3.8	4.3
Depreciation, depletion and amortization	18.4	18.8	16.1
Total expenses	73.2	54.2	50.7
Operating income	45.8	24.4	23.7
Other (expense) income:
Interest expense	(10.8)	(12.5)	(11.7)
Equity in loss from unconsolidated joint ventures	(6.6)	(5.7)	(0.9)
Other (expense) income, net	(1.1)	(0.6)	0.1
Total other expense, net	(18.5)	(18.8)	(12.5)
Income before income taxes	$27.3	$5.6	$11.2
(a)	Excluding depreciation, depletion and amortization, shown separately above.

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
		Gross	Gross		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Leasing
Commercial leasing	$29.6	$20.1	67.9%	$25.3	$16.7	66.0%	$21.5	$13.2	61.4%
Multi-family leasing	23.3	11.6	49.8%	23.3	11.5	49.4%	19.4	10.3	53.1%
Senior living leasing	6.2	2.0	32.3%	7.8	2.3	29.5%	7.3	1.8	24.7%
Total leasing	59.1	33.7	57.0%	56.4	30.5	54.1%	48.2	25.3	52.5%
Real estate
Commercial and forestry real estate	55.7	31.7	56.9%	18.0	13.1	72.8%	21.3	14.7	69.0%
Timber	4.2	3.4	81.0%	4.2	3.4	81.0%	4.9	4.1	83.7%
Total real estate	59.9	35.1	58.6%	22.2	16.5	74.3%	26.2	18.8	71.8%
Total	$119.0	$68.8	57.8%	$78.6	$47.0	59.8%	$74.4	$44.1	59.3%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue increased $2.7 million, or 4.8% during 2025, as compared to 2024. The increase was primarily due to additional commercial property and multi-family leases, partially offset by a decrease for assets sold during the current period. Total leasing gross margin during 2025 increased to 57.0%, as compared to 54.1% during 2024. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property in September 2025, which operated with lower margins. As of December 31, 2025, we had net leasable square feet of approximately 1,174,000, of which approximately 1,133,000 square feet were under lease. As of December 31, 2024, we had net leasable square feet of approximately 1,182,000, of which approximately 1,126,000 square feet were under lease. As of December 31, 2025 and 2024, our consolidated entities had 1,104 and 1,235, respectively, multi-family and senior living units completed, of which 988 and 1,064, respectively, were leased (excludes 148 senior living units related to the unconsolidated Watersound Fountains Independent Living JV). The number of multi-family and senior living units decreased during 2025, due to the Watercrest JV’s senior living community property, which was sold and ceased operating activities, and the sale of 24 townhomes in the Watersound Villas on the Fairway community. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Commercial and forestry real estate revenue related to sales during the three years ended December 31, 2025 includes the following:

	Number of		Average Price		Gross Profit
Period	Sales	Acres Sold	Per Acre	Revenue	on Sales

			In millions (except for average price per acre)
2025 (a)	15	351	$158,689	$55.7	$31.7
2024	11	634	$28,391	$18.0	$13.1
2023	28	474	$44,304	$21.0	$14.5
(a)	Includes the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2%.

Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During 2025, we had fifteen commercial and forestry real estate sales of approximately 351 acres for $55.7 million, resulting in a gross margin of approximately 56.9%. The year ended December 31, 2025, included the sale of the Watercrest JV’s senior living community property for $41.0 million, resulting in a gross margin of approximately 47.2%. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information. During 2024, we had eleven commercial and forestry real estate sales of approximately 634 acres for $18.0 million, resulting in a gross margin of approximately 72.8%.

Timber revenue was $4.2 million during each of 2025 and 2024. There were 246,000 tons of wood products sold during 2025, as compared to 256,000 tons of wood products sold during 2024. The average price of wood products sold increased to $16.02 per ton during 2025, as compared to $14.56 per ton during 2024. Timber gross margin was 81.0% during both 2025 and 2024.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses. The increase of $0.8 million in other operating expenses during 2025, as compared to 2024, was primarily related to property taxes.

The decrease of $0.4 million in depreciation, depletion and amortization expense during 2025, as compared to 2024, was primarily due to assets sold, partially offset by new assets placed in service in the current period.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $1.7 million in interest expense during 2025, as compared to 2024, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures was $6.6 million during 2025, as compared to $5.7 million in 2024. Equity in loss from unconsolidated joint ventures during 2025 includes start-up, depreciation and interest expenses related to the Pier Park RI JV, which opened a 121-room hotel in April 2024. Equity in loss from unconsolidated joint ventures during 2025 and 2024, also includes lease-up, depreciation and interest expenses related to the Watersound Fountains Independent Living JV, which opened a 148-unit independent senior living community in March 2024 and is currently under lease-up. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Other (expense) income, net during 2025 primarily includes loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan, as well as fees related to other loans. See Note 9. Debt included in Item 15 of this Form 10-K for additional information.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $129.6 million, compared to $88.8 million as of December 31, 2024.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months. See Part I. Item 1A. Risk Factors.

During 2025, we invested a total of $108.1 million in capital expenditures, which includes $77.9 million for our residential segment, $8.9 million for our hospitality segment, $18.6 million for our commercial segment and $2.7 million for corporate and other expenditures. The $108.1 million in capital expenditures included $103.8 million for development or for new operating assets and $4.3 million for sustaining capital on existing operating properties. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of December 31, 2025, we had a total of $32.1 million primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

As of December 31, 2025 and 2024, we had various loans outstanding totaling $396.0 million and $442.7 million, respectively, with maturities from April 2027 through March 2064. As of December 31, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 80.8% includes fixed or swapped interest rates, and the average remaining life was 19.6 years. As of December 31, 2025, the weighted average rate on our variable rate loans, excluding the swapped portion, was 5.9%. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

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

In 2015, the Pier Park North JV (the “Pier Park North JV”) entered into a $48.2 million loan (the “PPN JV Loan”). In September 2025, the PPN JV Loan was refinanced, which increased the principal amount of the loan from $39.5 million to $40.0 million and fixed the interest rate to 6.1%. The refinanced loan provides for monthly payments of principal and interest, with a final ballon payment at maturity in October 2035. As of December 31, 2025 and 2024, $39.9 million and $40.4 million, respectively, was outstanding on the PPN JV Loan. The loan may not be prepaid prior to October 2029. Commencing in October 2029 through May 2035, any principal prepaid is subject to a prepayment fee equal to the greater of (i) a prepayment ratio, as outlined in the loan agreement, or (ii) 1% of the amount prepaid. From June 2035 through maturity, the loan may be prepaid without a prepayment fee upon prior written notice. In connection with the loan, we entered into a limited guarantee in favor of the lender with respect to environmental indemnity matters and specified non-recourse carveouts outlined in the loan agreement. We incurred $0.3 million in loan costs due to the refinance. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2018, Pier Park Crossings LLC (the “Pier Park Crossings JV”) entered into a $36.6 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), as amended, (the “PPC JV Loan”). As of December 31, 2025 and 2024, $33.6 million and $34.2 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 7% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2019, a wholly-owned subsidiary of ours entered into a $5.5 million loan, which is guaranteed by us (the “Beckrich Building III Loan”). As of December 31, 2025 and 2024, $1.1 million and $5.0 million, respectively, was outstanding on the Beckrich Building III Loan. The loan bears interest at a rate of SOFR plus 1.8% and matures in August 2029. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information. In January 2026, the loan was paid in full.

In 2020, a wholly-owned subsidiary of ours entered into a $15.3 million loan, which is guaranteed by us (the “Airport Hotel Loan”). As of December 31, 2025 and 2024, $3.2 million and $11.7 million, respectively, was outstanding on the Airport Hotel Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 3.0%. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. We incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, Pier Park Resort Hotel, LLC (the “Pier Park Resort Hotel JV”) entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests (the “Pier Park Resort Hotel JV Loan”). As of December 31, 2025 and 2024, $49.8 million and $50.9 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests. In connection with the loan, as guarantors, we and our JV partner entered into a guarantee based on each partner’s ownership interest in favor of the lender, to guarantee the payment and performance of the borrower. As guarantor, our liability under the loan can be released upon reaching and maintaining certain debt service coverage. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants or warranties to be performed on the part of such guarantor. The Pier Park Resort Hotel JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us (the “Breakfast Point Hotel Loan”). As of December 31, 2025 and 2024, $15.0 million and $15.5 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan includes a prepayment premium due to the lender of 1% of the outstanding principal balance for any additional principal that is prepaid through November 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, 30A Greenway Hotel, LLC (“The Lodge 30A JV”) entered into a $15.0 million loan (the “Lodge 30A JV Loan”). As of December 31, 2025 and 2024, $13.6 million and $14.1 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. Upon reaching a certain debt service coverage ratio for a minimum of twenty-four months, our liability as guarantor can be reduced to 75% of the outstanding principal amount for a twelve-month period. The debt service coverage ratio will be tested annually thereafter and can be reduced to 50% in year four and 25% in year five. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a loan, as amended (the “North Bay Landing Loan”). In February 2025, the North Bay Landing Loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly principal and interest payments through maturity in March 2060. As of December 31, 2025 and 2024, $27.6 million and $22.7 million, respectively, was outstanding on the North Bay Landing Loan. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. We incurred $0.6 million in loan costs due to the refinance. As a result of the refinance, 2025 includes a less than $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs, included within other income, net on the consolidated statements of income. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us (the “Watersound Camp Creek Loan”). As of December 31, 2025 and 2024, $26.8 million and $27.4 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan will be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. In addition, the guarantee can become full recourse in the case of the failure of the guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $12.0 million loan, which is guaranteed by us (the “Watersound Town Center Grocery Loan”). As of December 31, 2025 and 2024, $4.7 million and $8.1 million, respectively, was outstanding on the Watersound Town Center Grocery Loan. The loan bears interest at SOFR plus 2.1%, with a floor of 2.3%, and matures in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 25% of the outstanding principal amount after reaching a certain debt service coverage ratio. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us (the “Hotel Indigo Loan”). As of December 31, 2025 and 2024, $19.0 million and $19.9 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2022, Mexico Beach Crossings, LLC (the “Mexico Beach Crossings JV”) entered into a $43.5 million loan, insured by HUD (the “Mexico Beach Crossings JV Loan”). As of December 31, 2025 and 2024, $42.5 million and $43.1 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2022, Pier Park Crossings Phase II LLC (the “Pier Park Crossings Phase II JV”) refinanced into a $22.9 million loan, insured by HUD (the “PPC II JV Loan”). As of December 31, 2025 and 2024, $21.4 million and $21.8 million, respectively, was outstanding on the PPC II JV Loan. The loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 7% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us (the “Topsail Hotel Loan”). As of December 31, 2025 and 2024, $11.2 million and $12.3 million, respectively, was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us (“The Pearl Hotel Loan”). As of December 31, 2025 and 2024, $32.6 million and $34.0 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 2% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

In 2023, Origins Crossings, LLC (the “Watersound Origins Crossings JV”) refinanced into a $52.9 million loan, insured by HUD (the “Watersound Origins Crossings JV Loan”). As of December 31, 2025 and 2024, $51.3 million and $52.0 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through April 2033. The refinanced loan is secured by the real property and certain other Security Interests. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.6 million as of December 31, 2025. Total outstanding CDD debt related to our land holdings was $9.0 million as of December 31, 2025, which is comprised of $7.4 million at the SouthWood community, $1.5 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of December 31, 2025, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies included in Item 15 of this Form 10-K for additional information.

During 2025 and 2024, we paid dividends of $0.58 and $0.52, respectively, per share on our common stock for a total of $33.6 million and $30.4 million, respectively.

During 2025, we repurchased 798,622 shares of our common stock outstanding at an average repurchase price of $50.10, per share, for an aggregate repurchase price of $40.0 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During 2024, we repurchased 70,985 shares of our common stock outstanding at an average repurchase price of $47.38, per share, for an aggregate repurchase price of $3.4 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. See Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Note 14. Stockholders’ Equity included in Item 15 of this Form 10-K for additional information regarding the Stock Repurchase Program and treasury stock retirement during 2025.

As part of a certain sale of forestry land in 2014, we generated significant tax gains. The installment note’s structure allowed us to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. We have a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to us, which can be used to pay a portion of the tax liability. See Note 5. Financial Instruments and Fair Value Measurements and Note 12. Income Taxes included in Item 15 of this Form 10-K for additional information.

As of December 31, 2025 and 2024, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $14.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.4 million and $0.7 million, respectively, which may potentially result in a liability to us if certain obligations are not met.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $8.0 million and $6.4 million as of December 31, 2025 and 2024, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Year Ended December 31,
	2025	2024	2023

	In millions
Net cash provided by operating activities	$190.7	$108.0	$103.8
Net cash used in investing activities	(26.2)	(50.4)	(99.1)
Net cash (used in) provided by financing activities	(124.3)	(52.1)	40.8
Net increase in cash, cash equivalents and restricted cash	40.2	5.5	45.5
Cash, cash equivalents and restricted cash at beginning of the year	96.3	90.8	45.3
Cash, cash equivalents and restricted cash at end of the year	$136.5	$96.3	$90.8

Cash Flows from Operating Activities

Net cash provided by operating activities includes net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets ultimately planned to be sold. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $190.7 million in 2025, as compared to $108.0 million in 2024. During 2025 net income was $115.9 million, compared to $72.4 million in 2024. The increase in net cash provided by operating activities was primarily due to the changes in net income, distribution of earnings from unconsolidated joint ventures, cost of real estate sold, deferred revenue and accounts payable and other liabilities, partially offset by the changes in equity in income from unconsolidated joint ventures, deferred income tax, expenditures for an acquisition of real estate to be sold, (gain) loss on disposal of property and equipment and other assets during the year. During 2025, the Watercrest JV sold its senior living community property to a third party for $41.0 million, resulting in a gross profit of $19.4 million and a corresponding cash distribution of $19.1 million made to us. During 2025, distribution of earnings from unconsolidated joint ventures were $35.6 million, compared to $26.8 million in 2024. See Note 4. Joint Ventures included in Item 15 of this Form 10-K for additional information.

Cash Flows from Investing Activities

Net cash used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and capital contributions to unconsolidated joint ventures, partially offset by proceeds from the disposition of assets and maturities of assets held by special purpose entities. During 2025, net cash used in investing activities was $26.2 million, which included capital expenditures for operating property and property and equipment of $23.8 million, primarily for our commercial and hospitality segments, and capital contributions to unconsolidated joint ventures of $7.8 million, partially offset by proceeds from the disposition of assets of $4.6 million primarily related to the sale of our N850J aircraft and maturities of assets held by SPEs of $0.8 million. During 2024, net cash used in investing activities was $50.4 million, which included capital expenditures for operating property and property and equipment of $49.9 million, primarily for our commercial and hospitality segments, and capital contributions to unconsolidated joint ventures of $1.7 million, partially offset by maturities of assets held by special purpose entities of $0.8 million, proceeds from insurance claims of $0.2 million and capital distributions from unconsolidated joint ventures of $0.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $124.3 million in 2025, compared to $52.1 million in 2024. Net cash used in financing activities during 2025, included principal payments for debt of $114.5 million primarily related to the refinance of the PPN JV Loan and North Bay Landing Loan and payoff of the Watercrest JV Loan, repurchase of 798,622 shares of our common stock outstanding of $40.3 million, including excise tax, dividends paid of $0.58 per share on our common stock of $33.6 million, capital distributions to non-controlling interest of $2.9 million, debt issuance costs of $0.6 million and principal payments for finance leases of $0.2 million. Net cash used in financing activities during 2025, were partially offset by borrowings on debt of $67.8 million related to the refinance of the PPN JV Loan and North Bay Landing Loan. See Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information. Net cash used in financing activities during 2024 included dividends paid of $0.52 per share on our common stock $30.3 million, principal payments for debt of $18.2 million, repurchase of 70,985 shares of our common stock outstanding of $3.4 million, including excise tax, capital distributions to non-controlling interest of $1.0 million, principal payments for finance leases of $0.2 million and debt issuance costs of $0.1 million, partially offset by borrowings on debt of $1.1 million.

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

Investment in Real Estate, Net and Cost of Real Estate Revenue. Costs associated with a specific real estate project are capitalized during the development period. These development costs include land and common development costs (such as structures, roads, utilities and amenities). We capitalize costs directly associated with development and construction of identified real estate projects. Indirect costs that clearly relate to a specific project under development, such as project administration, interest (up to total interest expense) and real estate property taxes, may also be capitalized.

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

Our investments in real estate are carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable. If we determine that an impairment exists due to the inability to recover an asset’s carrying value, an impairment charge is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value, including costs to sell.

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

For operating properties, an estimate of undiscounted cash flows requires management to make similar assumptions about the use and eventual disposition of such properties. Some of the significant assumptions that are used to develop the undiscounted cash flows include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;
●	for investments in commercial, multi-family, self-storage, or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and
●	for investments in club, marina and retail assets, use of revenue from membership dues, future golf rounds and greens fees, boat slip rentals and boat storage fees, merchandise and other hospitality operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value, including costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with intent to sell such properties in the near term and under current market conditions. Other homesites, which management does not intend to sell in the near term under current market conditions, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

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

We classify the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale is then recorded at the lower of their carrying value or fair value, including costs to sell.

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

As of December 31, 2025 and 2024, we had $9.5 million and $9.1 million, respectively, of federal net operating loss carryforwards (“NOLs”). The federal NOLs are specific to our qualified opportunity funds (“QOF”) entity and do not expire. As of December 31, 2025 and 2024, we had state net NOLs of $5.8 million and $4.0 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2044 and will begin expiring in 2040. As of December 31, 2025 and 2024, we did not have a valuation allowance. As of December 31, 2025 and 2024, we had income tax payable of $2.1 million and $1.8 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets. See Note 12. Income Taxes included in Item 15 of this Form 10-K for additional information.

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) that provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606). As of December 31, 2025, we adopted this guidance, which will be applied prospectively, and elected the practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this guidance had no impact on our financial condition, results of operations, cash flows and related disclosures.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”) that clarifies the effective date of ASU 2024-03. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. We are currently evaluating the impact that the adoption of this guidance will have on our financial condition, results of operations, cash flows and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of December 31, 2025. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of December 31, 2025, we had variable-rate debt outstanding totaling $115.9 million, of which $39.8 million was swapped to a fixed interest rate. As of December 31, 2025, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 5.9%. Based on the outstanding balance of these loans as of December 31, 2025, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.8 million. See Note 5. Financial Instruments and Fair Value Measurements and Note 9. Debt, Net included in Item 15 of this Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

The Financial Statements, related notes and the Report of Independent Registered Public Accounting Firm are included in Part IV, Item 15 of this Form 10-K and incorporated by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b)	Changes in Internal Control Over Financial Reporting. During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c)	Management’s Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report as follows.

(d)	Report of Independent Registered Public Accounting Firm.

Board of Directors and Stockholders

The St. Joe Company

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ Grant Thornton LLP

Jacksonville, Florida

February 25, 2026

Item 9B.    Other Information

During the fourth quarter of 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

The items required by Part III, Item 10 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

Item 11.    Executive Compensation

The items required by Part III, Item 11 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The items required by Part III, Item 12 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The items required by Part III, Item 13 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

Item 14.    Principal Accounting Fees and Services

The items required by Part III, Item 14 are incorporated herein by reference from the Registrant’s Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed on or before April 30, 2026.

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

10.1†	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 13, 2009).

10.2†	Form of Restricted Stock Award (Executive Officers) (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.3†	Form of Restricted Stock Award (CEO) (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

Exhibit Number	Description
10.5†	2015 Performance and Equity Incentive Plan (incorporated by reference to Exhibit 10.22a to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.6†	2025 Performance and Equity Incentive Plan (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement filed on April 1, 2025).

10.7†

Employment Agreement, dated October 1, 2013, between Marek Bakun and The St. Joe Company (incorporated by reference to Exhibit 10.52 to the registrant’s Current Report on Form 8-K filed on October 3, 2013).

10.8	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.58 to the registrant’s Current Report on Form 8-K filed on April 9, 2014).

19.1**	Insider Trading Policy.

21.1**	Subsidiaries of The St. Joe Company.

23.1**	Consent of Grant Thornton LLP, independent registered public accounting firm for the registrant.

23.2**	Consent of independent auditors regarding opinion in Exhibit 99.1.

31.1**	Certification by Chief Executive Officer.

31.2**	Certification by Chief Financial Officer.

32.1*	Certification by Chief Executive Officer.

32.2*	Certification by Chief Financial Officer.

97	Clawback Policy (incorporated by reference to Exhibit 97 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023).

99.1**	Financial Statements of LMWS, LLC as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023.

101**

The following information from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.

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

THE ST. JOE COMPANY

Date:	February 25, 2026	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Jorge L. Gonzalez	President, Chief Executive Officer and Chairman of the Board	February 25, 2026
Jorge L. Gonzalez	(Principal Executive Officer)

/s/ Marek Bakun	Executive Vice President and Chief Financial Officer	February 25, 2026
Marek Bakun	(Principal Financial Officer and Principal Accounting Officer)

/s/ Howard S. Frank	Lead Independent Director	February 25, 2026
Howard S. Frank

/s/ Cesar L. Alvarez	Director	February 25, 2026
Cesar L. Alvarez

/s/ Elizabeth D. Franklin	Director	February 25, 2026
Elizabeth D. Franklin

/s/ Thomas P. Murphy, Jr.	Director	February 25, 2026
Thomas P. Murphy, Jr.

/s/ Rhea Goff	Senior Vice President, Chief Administrative Officer and Director	February 25, 2026
Rhea Goff

F 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

The St. Joe Company

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of The St. Joe Company (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026, expressed an unqualified opinion.

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

Jacksonville, Florida

February 25, 2026

F 2

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$1,004,858	$1,040,428
Investment in unconsolidated joint ventures	66,052	66,454
Cash and cash equivalents	129,614	88,756
Other assets	73,782	80,318
Property and equipment, net	41,314	59,107
Investments held by special purpose entities	202,806	203,511
Total assets	$1,518,426	$1,538,574
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$391,159	$437,754
Accounts payable and other liabilities	48,297	53,969
Deferred revenue	58,663	59,274
Deferred tax liabilities, net	65,861	72,358
Senior Notes held by special purpose entity	178,821	178,484
Total liabilities	742,801	801,839

Commitments and contingencies (Note 19)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 57,547,307 and 58,326,521 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	229,506	268,668
Retained earnings	536,190	454,193
Accumulated other comprehensive income	594	1,419
Total stockholders’ equity	766,290	724,280
Non-controlling interest	9,335	12,455
Total equity	775,625	736,735
Total liabilities and equity	$1,518,426	$1,538,574

See notes to the consolidated financial statements.

F 3

THE ST. JOE COMPANY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

The following presents the portion of the consolidated balances attributable to the Company’s consolidated JVs, which as of December 31, 2025 and 2024, include the Pier Park North JV, Pier Park Crossings JV, Watersound Origins Crossings JV, Watercrest JV, Pier Park Crossings Phase II JV, Mexico Beach Crossings JV, Pier Park Resort Hotel JV, The Lodge 30A JV, Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. In September 2025, the Watercrest JV sold its senior living community property to a third party and ceased operating activities. As of December 31, 2024, consolidated balances attributable to the Company’s consolidated JVs also include Watersound Closings & Escrow, LLC (the “Watersound Closings JV”). See Note 2. Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 9. Debt, Net.

	December 31,	December 31,
	2025	2024
ASSETS
Investment in real estate, net	$230,380	$256,275
Cash and cash equivalents	4,788	4,458
Other assets	10,930	14,288
Property and equipment, net	10,219	17,487
Investments held by special purpose entities	202,806	203,511
Total assets	$459,123	$496,019
LIABILITIES
Debt, net	$248,713	$272,102
Accounts payable and other liabilities	6,327	7,401
Deferred revenue	323	279
Senior Notes held by special purpose entity	178,821	178,484
Total liabilities	$434,184	$458,266

See notes to the consolidated financial statements.

F 4

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Real estate revenue	$234,181	$143,179	$186,008
Hospitality revenue	215,431	199,242	152,441
Leasing revenue	63,634	60,316	50,836
Total revenue	513,246	402,737	389,285
Expenses:
Cost of real estate revenue (a)	115,307	70,323	87,966
Cost of hospitality revenue (a)	148,522	136,386	122,185
Cost of leasing revenue (a)	28,447	28,807	25,828
Corporate and other operating expenses (a)	27,268	25,250	23,797
Depreciation, depletion and amortization	47,471	46,385	38,776
Total expenses	367,015	307,151	298,552
Operating income	146,231	95,586	90,733
Other income (expense):
Investment income, net	13,158	13,504	13,282
Interest expense	(30,482)	(33,584)	(30,618)
Equity in income from unconsolidated joint ventures	25,626	23,578	22,701
Other income (expense), net	580	(736)	3,963
Total other income, net	8,882	2,762	9,328
Income before income taxes	155,113	98,348	100,061
Income tax expense	(39,231)	(25,952)	(26,009)
Net income	115,882	72,396	74,052
Net (income) loss attributable to non-controlling interest	(255)	1,793	3,660
Net income attributable to the Company	$115,627	$74,189	$77,712

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$2.00	$1.27	$1.33
Diluted	$1.99	$1.27	$1.33

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	57,944,092	58,326,286	58,312,878
Diluted	57,959,936	58,346,726	58,324,254
(a)	Excluding depreciation, depletion and amortization, shown separately above.

See notes to the consolidated financial statements.

F 5

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income:	$115,882	$72,396	$74,052
Other comprehensive income (loss):
Net unrealized gain on available-for-sale investments	—	—	244
Interest rate swaps	(161)	995	250
Interest rate swap - unconsolidated joint venture	8	95	80
Reclassification of net realized gain included in earnings	(1,382)	(1,866)	(1,767)
Total before income taxes	(1,535)	(776)	(1,193)
Income tax benefit	280	144	199
Total other comprehensive loss, net of tax	(1,255)	(632)	(994)
Total comprehensive income, net of tax	114,627	71,764	73,058
Total comprehensive loss attributable to non-controlling interest	175	2,001	4,067
Total comprehensive income attributable to the Company	$114,802	$73,765	$77,125

See notes to the consolidated financial statements.

F 6

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2022	58,335,541	$270,028	$358,344	$2,430	$—	$20,307	$651,109
Capital contributions from non-controlling interest	—	—	—	—	—	1,430	1,430
Capital distributions to non-controlling interest	—	—	—	—	—	(2,242)	(2,242)
Issuance of restricted stock	36,499	—	—	—	—	—	—
Stock based compensation expense	—	820	—	—	—	—	820
Dividends ($0.44 per share)	—	—	(25,685)	—	—	—	(25,685)
Other comprehensive loss, net of tax	—	—	—	(587)	—	(407)	(994)
Net income (loss)	—	—	77,712	—	—	(3,660)	74,052
Balance at December 31, 2023	58,372,040	$270,848	$410,371	$1,843	$—	$15,428	$698,490
Capital distributions to non-controlling interest	—	—	—	—	—	(972)	(972)
Issuance of restricted stock, net of forfeitures	25,466	—	—	—	—	—	—
Stock based compensation expense	—	1,209	—	—	—	—	1,209
Repurchase of common stock, including excise tax	(70,985)	—	—	—	(3,389)	—	(3,389)
Retirement of treasury stock	—	(3,389)	—	—	3,389	—	—
Dividends ($0.52 per share)	—	—	(30,367)	—	—	—	(30,367)
Other comprehensive loss, net of tax	—	—	—	(424)	—	(208)	(632)
Net income (loss)	—	—	74,189	—	—	(1,793)	72,396
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735
Capital distributions to non-controlling interest	—	—	—	—	—	(2,945)	(2,945)
Issuance of restricted stock	19,408	—	—	—	—	—	—
Stock based compensation expense	—	1,232	—	—	—	—	1,232
Repurchase of common stock, including excise tax	(798,622)	—	—	—	(40,394)	—	(40,394)
Retirement of treasury stock	—	(40,394)	—	—	40,394	—	—
Dividends ($0.58 per share)	—	—	(33,630)	—	—	—	(33,630)
Other comprehensive loss, net of tax	—	—	—	(825)	—	(430)	(1,255)
Net income	—	—	115,627	—	—	255	115,882
Balance at December 31, 2025	57,547,307	$229,506	$536,190	$594	$—	$9,335	$775,625

See notes to consolidated financial statements.

F 7

THE ST. JOE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$115,882	$72,396	$74,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	47,471	46,385	38,776
Stock based compensation	1,232	1,209	820
Equity in income from unconsolidated joint ventures	(25,626)	(23,578)	(22,701)
Distribution of earnings from unconsolidated joint ventures	35,594	26,790	11,464
Deferred income tax	(6,216)	(803)	(10,677)
Cost of real estate sold	104,526	65,151	82,610
Expenditures for and acquisition of real estate to be sold	(84,291)	(79,435)	(77,796)
Accretion income and other	(1,530)	(1,765)	(5,193)
Amortization of debt issuance costs	875	982	1,004
(Gain) loss on disposal of property and equipment	(2,489)	615	16
Gain on contributions to unconsolidated joint ventures	—	(10)	(718)
Gain on insurance for damage to property and equipment, net	—	(178)	—
Loss on extinguishment of debt	421	—	133
Changes in operating assets and liabilities:
Other assets	2,817	9,669	(9,178)
Deferred revenue	(431)	(2,899)	11,149
Accounts payable and other liabilities	2,461	(6,536)	10,088
Net cash provided by operating activities	190,696	107,993	103,849
Cash flows from investing activities:
Expenditures for operating property	(19,755)	(42,188)	(133,783)
Expenditures for property and equipment	(4,058)	(7,746)	(6,182)
Proceeds from the disposition of assets	4,627	88	71
Proceeds from insurance claims	—	178	—
Purchases of investments - debt securities	—	—	(37,407)
Maturities of investments - debt securities	—	—	79,000
Capital contributions to unconsolidated joint ventures	(7,823)	(1,734)	(2,305)
Capital distributions from unconsolidated joint ventures	—	225	676
Maturities of assets held by special purpose entities	788	798	787
Net cash used in investing activities	(26,221)	(50,379)	(99,143)
Cash flows from financing activities:
Capital contributions from non-controlling interest	—	—	1,430
Capital distributions to non-controlling interest	(2,945)	(972)	(2,242)
Repurchase of common stock, including excise tax	(40,269)	(3,364)	—
Dividends paid	(33,618)	(30,347)	(25,664)
Borrowings on debt	67,830	1,096	121,839
Principal payments for debt	(114,452)	(18,170)	(53,491)
Principal payments for finance leases	(175)	(163)	(153)
Debt issuance costs	(651)	(148)	(958)
Net cash (used in) provided by financing activities	(124,280)	(52,068)	40,761
Net increase in cash, cash equivalents and restricted cash	40,195	5,546	45,467
Cash, cash equivalents and restricted cash at beginning of the year	96,316	90,770	45,303
Cash, cash equivalents and restricted cash at end of the year	$136,511	$96,316	$90,770

See notes to consolidated financial statements.

F 8

THE ST. JOE COMPANY

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(Dollars in thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$129,614	$88,756	$86,068
Restricted cash included in other assets	6,897	7,560	4,702
Total cash, cash equivalents and restricted cash shown in the accompanying consolidated statements of cash flows	$136,511	$96,316	$90,770

Restricted cash includes amounts reserved as a requirement of financing, development for certain of the Company’s projects, advance draws on construction loans or long-term mitigation bank management.

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for:
Interest, net of interest rate swap	$29,659	$32,690	$29,602
Federal income taxes, net	$37,020	$29,244	$26,400
State income taxes, net	$8,650	$4,900	$4,518

Non-cash investing and financing activities:
Non-cash contributions to unconsolidated joint ventures	$—	$—	$(1,844)
Right-of-use assets obtained in exchange for new or modified finance lease liabilities, net of terminations	$299	$284	$151
Right-of-use assets obtained in exchange for new or modified operating lease liabilities, net of terminations	$(120)	$5,117	$545
(Decrease) increase in Community Development District debt, net	$(86)	$569	$(539)
Transfers of expenditures for operating property to property and equipment	$580	$4,333	$35,812
Increase (decrease) in expenditures for operating properties and property and equipment financed through accounts payable	$1,812	$(6,984)	$(30,325)
Unrealized (loss) gain on cash flow hedges	$(152)	$1,090	$(215)
Excise tax payable on repurchase of common stock	$125	$26	$—
Issuance of restricted stock	$897	$1,433	$1,439

See notes to consolidated financial statements.

F 9

THE ST. JOE COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, unless otherwise stated)

1. Nature of Operations

The St. Joe Company, together with its consolidated subsidiaries, is a diversified Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. Approximately 87% of the Company’s real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of the Company’s real estate land holdings are located within fifteen miles of the Gulf.

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

Investment in Real Estate, Net

The Company capitalizes costs directly associated with development and construction of identified real estate projects. These costs include land and common development costs (such as structures, roads, utilities and amenities). The Company may also capitalize indirect costs that relate to specific projects under development or construction. These

F 10

indirect costs include construction and development administration, legal fees, project administration, interest (up to total interest expense) and real estate property taxes.

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

Investment in real estate, net is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable. If the Company determines that an impairment exists due to the inability to recover an asset’s carrying value, an impairment charge is recorded to the extent that the carrying value exceeds estimated fair value. If such assets were held for sale, the provision for loss would be recorded to the extent that the carrying value exceeds estimated fair value, including costs to sell.

Depreciation for operating property is computed on the straight-line method over the estimated useful life of the assets, as follows:

Estimated Useful
Life (in years)
Buildings	20 - 40
Building improvements	5 - 25
Land	N/A
Land improvements	15 - 20
Leasehold improvements (a)	2 - 25
Timber	N/A
(a)	Leasehold improvements are amortized on a straight-line basis over the shorter of the minimum lease term or the estimated useful life of the assets.

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

For operating properties, an estimate of undiscounted cash flows also requires management to make assumptions about the use and disposition of such properties. These assumptions include:

●	for investments in hotels, other rental units and vacation rental homes, use of average occupancy and room rates, revenue from food and beverage and other amenity operations, operating expenses and capital expenditures, and eventual disposition of such properties as hotels, private residence vacation units or condominiums, based on current prices for similar units appreciated to the expected sale date;
●	for investments in commercial, multi-family, self-storage, or retail property, use of future occupancy and rental rates, operating expenses and capital expenditures and the amount of proceeds to be realized upon eventual disposition of such property at a terminal capitalization rate; and,
●	for investments in club, marina and retail assets, use of revenue from membership dues, future golf rounds and greens fees, boat slip rentals and boat storage fees, merchandise and other hospitality operations, operating expenses and capital expenditures, and the amount of proceeds to be realized upon eventual disposition of such properties at a multiple of terminal year cash flows.

Homesites substantially completed and ready for sale are measured at the lower of carrying value or fair value, including costs to sell. Management identifies homesites as being substantially completed and ready for sale when the properties are being actively marketed with intent to sell such properties in the near term and under current market conditions. Other homesites, which management does not intend to sell in the near term under current market conditions, are evaluated for impairment based on management’s best estimate of the long-term use and eventual disposition of such property.

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

The Company classifies the assets and liabilities of a long-lived asset as held-for-sale when management approves and commits to a formal plan of sale and it is probable that a sale will be completed. The carrying value of the assets held-for-sale are then recorded at the lower of their carrying value or fair value, including costs to sell.

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

Investment in Unconsolidated Joint Ventures

The Company has entered into JVs in which the Company is not the primary beneficiary or does not have a majority voting interest or control. The Company’s investment in these JVs is accounted for by the equity method of accounting. The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value.

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

As of both December 31, 2025 and 2024, the Company did not have investments classified as available-for-sale securities.

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

Derivatives and Hedging

The Company has entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with variable rate debt. For cash flow hedges that are effective, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same period during which the hedged transaction affects earnings. Cash flows from derivatives are classified in the consolidated statements of cash flows in the same category as the item being hedged. The Company accounts for the changes in fair value of derivatives that do not qualify for hedge accounting treatment directly in earnings.

Receivables

The Company’s receivables primarily include homesite sales receivable, leasing receivables, membership fees, hospitality receivables and other receivables. At each reporting period, receivables in the scope of Accounting Standards Codification (“ASC”) Financial Instruments—Credit Losses (Topic 326) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. As of December 31, 2025, the Company adopted ASU 2025-05 and elected the practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of the assets. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. The Company does not measure an allowance for credit losses for accrued interest receivables and will write off uncollectible balances in a timely manner, which is within 90 days from when it is determined uncollectible.

F 14

Inventory

Inventory primarily consists of retail products, operating supplies and beverages, which are reported at the lower of cost or net realizable value. Cost is determined using weighted-average cost basis or specific identification.

Property and Equipment, net

Property and equipment is stated at cost, net of accumulated depreciation. Major improvements are capitalized while maintenance and repairs are expensed in the period the cost is incurred. Depreciation is computed using the straight-line method over the estimated useful life of various assets, as follows:

Estimated Useful
Life (in years)
Autos, trucks and aircraft	5 - 10
Furniture and fixtures	5 - 10
Machinery and equipment	3 - 10
Office equipment	3 - 5
Railroad and equipment	15 - 30

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

Advertising Costs

Advertising costs are expensed as services are incurred. Advertising costs of $5.0 million, $3.9 million and $3.8 million in 2025, 2024 and 2023, respectively, are included within cost of revenue and corporate and other operating expenses in the consolidated statements of income.

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

F 15

temporary differences are expected to be recovered or settled. Changes in existing tax laws and rates, their related interpretations, as well as the uncertainty generated by the prospect of tax legislation in the future may affect the amounts of deferred tax liabilities or the realizability of deferred tax assets.

For tax positions taken or expected to take in the tax returns, the Company applies a more likely than not assessment (i.e., there is a greater than 50 percent chance) about whether the tax position will be sustained upon examination by the appropriate tax authority with full knowledge of all relevant information. Amounts recorded for uncertain tax positions are periodically assessed, including the evaluation of new facts and circumstances, to ensure sustainability of the position. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net in the consolidated statements of income. The Company applies the aggregate portfolio method to account for income tax effects in accumulated other comprehensive income with respect to available-for-sale debt securities.

Concentration of Risks and Uncertainties

All of the Company’s real estate assets are concentrated in Northwest Florida. Uncertain economic conditions could have an adverse impact on the Company’s operations and asset values.

While macroeconomic factors such as uncertainty over tariffs, inflation, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, the Company’s segments continued to generate positive financial results throughout 2025. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of net migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

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

Hospitality revenues are typically higher in the second and third quarters, and vary depending on the timing of holidays and school breaks. Commercial real estate sales tend to be non-recurring. Projects depend on uncertain demand. Extraordinary events such as hurricanes may dramatically change demand and pricing for products and services.

Given the Company’s diverse portfolio of residential holdings, the mix of sales and pricing from different communities may impact revenue and margins period over period. Further discussion of the potential impacts on the Company’s business from the current macroeconomic environment are included in Part I. Item 1A. Risk Factors.

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions and as of December 31, 2025 these balances exceed the amount of FDIC insurance provided on such deposits by $60.4 million. In addition, as of December 31, 2025, the Company had $59.0 million invested in short-term U.S. Treasury Bills and $5.1 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents. As of December 31, 2025, three homebuilder customers represented approximately 19.6%, 14.4% and 11.1%, respectively, and as of December 31, 2024, one homebuilder

F 16

customer represented approximately 16.0%, of the Company’s receivables, which consists of accounts receivable, net and homesites sales receivable included in other assets on the consolidated balance sheets.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. As of December 31, 2025, 2024 and 2023, the Company had 60,217, 65,688 and 57,923 respectively, unvested shares of restricted stock. During 2025, 2024 and 2023, 44,373, 45,248 and 46,547 respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share, since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 14. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2025	2024	2023

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$115,627	$74,189	$77,712

Shares
Weighted average shares outstanding - basic	57,944,092	58,326,286	58,312,878
Incremental shares from restricted stock	15,844	20,440	11,376
Weighted average shares outstanding - diluted	57,959,936	58,346,726	58,324,254

Net income per share attributable to the Company
Basic income per share	$2.00	$1.27	$1.33
Diluted income per share	$1.99	$1.27	$1.33

Revenue and Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses.

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by applying the following steps; (i) identifying the contract(s) with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the Company satisfies a performance obligation. Lease related revenue is excluded from ASC Topic 606 and is accounted for under ASC Topic 842, Leases (“Topic 842”). The following summary details the Company’s revenue and the related timing of revenue recognition.

Real Estate Revenue

Revenue from real estate sales, including homesites, homes, commercial properties, operating properties, parcels of entitled or undeveloped land, or land with limited development and/or entitlements and forestry land, is recognized at the point in time when a sale is closed and title and control has been transferred to the buyer.

F 17

Residential real estate revenue includes (i) the sale of developed homesites; (ii) the sale of completed homes; (iii) the sale of parcels of entitled or undeveloped land or homesites; (iv) a homesite residual on homebuilder sales that provides the Company a percentage of the sale price of the completed home if the home price exceeds a negotiated threshold; (v) the sale of tap and impact fee credits; (vi) marketing fees; and (vii) other fees on certain transactions.

Estimated homesite residuals and certain estimated fees are recognized as revenue at the time of sale to homebuilders, subject to constraints. Any change in material circumstances from the estimated amounts will be updated at each reporting period. The variable consideration for homesite residuals and certain estimated fees are based on historical experience and are recognized as revenue when it can be reasonably estimated and only to the extent it is probable that a significant reversal in the estimated amount of cumulative revenue will not occur when uncertainties are resolved. The years ended December 31, 2025, 2024 and 2023, include real estate revenue of $10.9 million, $3.6 million and $24.0 million, respectively, of estimated homesite residuals and $2.8 million, $2.5 million and $5.0 million, respectively, of estimated fees related to homebuilder homesite sales.

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

Other real estate revenue includes real estate brokerage and title insurance agency business revenue, which is recognized at the point in time services are provided and represents a single performance obligation with a fixed transaction price. Other real estate revenue also includes the sale of mitigation bank credits, which is recognized at a point in time.

Hospitality Revenue

The Company’s hospitality segment features the Watersound Club, hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, marinas and other entertainment offerings. The Company’s hospitality operations generate revenue from membership sales, golf courses, lodging at the Company’s hotels, short-term vacation rentals, food and beverage operations, merchandise sales, marina operations (including boat slip rentals, boat storage fees and fuel sales), other resort and entertainment activities and beach clubs, which includes food and beverage operations of the WaterColor Beach Club.

Hospitality revenue is generally recognized at the point in time services are provided and represent a single performance obligation with a fixed transaction price. Lodging at the Company’s hotels, short-term vacation rentals owned by the Company and food and beverage operations of the WaterColor Beach Club generate revenue from service and/or daily rental fees, recognized at the point in time services are provided. Daily play at the golf courses, food and beverage operations, merchandise sales, marina storage and fuel sales, other resort and entertainment activities, and other service fees are recognized at the point of sale. Hospitality revenue recognized over time includes non-refundable club membership initiation fees, club membership dues, and other membership fees. Non-refundable initiation fees are deferred and recognized ratably over time, which is the estimated membership period. Club membership revenue consists of monthly dues, which are recognized monthly over time as access is provided for the period.

F 18

Leasing Revenue

Leasing revenue consists of rental revenue from multi-family, self-storage, retail, office and commercial property; forestry land and other assets; boat slip rentals and boat storage fees at the marinas; as well as senior living prior to the sale of the Watercrest JV’s senior living community property in September 2025. See Note 4. Joint Ventures for additional information. Leasing revenue is recognized as earned, using the straight-line method over the life of each lease. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable or liability is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. The Company does not separate non-lease components from lease components and, instead, accounts for each separate lease component and the non-lease components associated with that lease as a single component if the non-lease components otherwise would be accounted for under ASC Topic 606. Non-lease components primarily include common area maintenance and senior living services provided related to the Watercrest JV. Leasing revenue includes properties located in the Company’s Watersound Town Center, VentureCrossings, FSU/TMH Medical Campus, Beckrich Office Park, North Bay Landing multi-family community, consolidated Pier Park North JV, Pier Park Crossings JV, Pier Park Crossings Phase II JV, Watersound Origins Crossings JV, Mexico Beach Crossings JV and Watercrest JV, as well as the Company’s industrial parks and other properties. See Note 6. Leases for additional information related to leases.

The following represents revenue disaggregated by segment, good or service and timing:

	Year Ended December 31, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$164,957	$1,400	$59,912	$7,912	$234,181
Hospitality revenue	—	215,431	—	—	215,431
Leasing revenue	134	3,917	59,066	517	63,634
Total revenue	$165,091	$220,748	$118,978	$8,429	$513,246

Timing of Revenue Recognition:
Recognized at a point in time	$164,957	$161,395	$59,912	$7,912	$394,176
Recognized over time	—	55,436	—	—	55,436
Over lease term	134	3,917	59,066	517	63,634
Total revenue	$165,091	$220,748	$118,978	$8,429	$513,246

	Year Ended December 31, 2024
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$116,815	$—	$22,176	$4,188	$143,179
Hospitality revenue	—	199,242	—	—	199,242
Leasing revenue	192	3,459	56,399	266	60,316
Total revenue	$117,007	$202,701	$78,575	$4,454	$402,737

Timing of Revenue Recognition:
Recognized at a point in time	$116,815	$147,513	$22,176	$4,188	$290,692
Recognized over time	—	51,729	—	—	51,729
Over lease term	192	3,459	56,399	266	60,316
Total revenue	$117,007	$202,701	$78,575	$4,454	$402,737

F 19

	Year Ended December 31, 2023
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$155,702	$—	$26,180	$4,126	$186,008
Hospitality revenue	—	152,437	4	—	152,441
Leasing revenue	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

Timing of Revenue Recognition:
Recognized at a point in time	$155,702	$117,982	$26,184	$4,126	$303,994
Recognized over time	—	34,455	—	—	34,455
Over lease term	118	2,137	48,253	328	50,836
Total revenue	$155,820	$154,574	$74,437	$4,454	$389,285

Recently Adopted Accounting Pronouncements

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05 that provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Revenue from Contracts with Customers (Topic 606). As of December 31, 2025, the Company adopted this guidance, which will be applied prospectively, and elected the practical expedient to assume current conditions as of the balance sheet date do not change for the remaining life of the assets. The adoption of this guidance had no impact on the Company’s financial condition, results of operations, cash flows and related disclosures.

Recently Issued Accounting Pronouncements

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03 that requires additional disclosure in the notes to the financial statements information about specific costs and expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization and selling expenses, as well as qualitative descriptions for certain other expenses. In January 2025, the FASB issued ASU 2025-01 that clarifies the effective date of ASU 2024-03. This guidance will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance should be applied either prospectively for periods after the effective date or retrospectively to all prior periods presented. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial condition, results of operations, cash flows and related disclosures.

F 20

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	December 31,	December 31,
	2025	2024
Development property:
Residential	$147,662	$149,499
Hospitality	14,141	13,342
Commercial	89,659	78,453
Other	5,683	4,234
Total development property	257,145	245,528

Operating property:
Residential (a)	6,692	10,254
Hospitality	445,295	443,291
Commercial	459,601	483,643
Other (a)	3,142	—
Total operating property	914,730	937,188
Less: Accumulated depreciation	167,017	142,288
Total operating property, net	747,713	794,900
Investment in real estate, net	$1,004,858	$1,040,428
(a)	During 2025, property was transferred from residential to other operating property for use in the Company’s real estate brokerage, title insurance agency and insurance agency businesses.

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

Operating property includes the following components:

	December 31,	December 31,
	2025	2024
Buildings and building improvements	$662,893	$683,440
Land and land improvements	234,110	237,492
Timber	17,727	16,256
	914,730	937,188
Less: Accumulated depreciation	167,017	142,288
Total operating property, net	$747,713	$794,900

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets. Hospitality operating property primarily consists of existing hotels, resorts, clubs, vacation rental homes, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, commercial rental and timber purposes. Commercial operating property as of December 31, 2024, also includes property used for senior living purposes, prior to the sale of the Watercrest JV property in September 2025. See Note 4. Joint Ventures for additional information. Other

F 21

operating property includes property used in the Company’s real estate brokerage, title insurance agency and insurance agency businesses. Operating property may be sold in the future as part of the Company’s principal real estate business. As of December 31, 2025 and 2024, operating property, net related to operating leases was $355.1 million and $395.2 million, respectively.

Depreciation, depletion and amortization expense related to real estate investments was $28.9 million, $27.4 million and $23.0 million in 2025, 2024 and 2023, respectively.

4. Joint Ventures

The Company enters into JVs, from time to time, for the purpose of developing real estate and other business activities, in which the Company may or may not have a controlling financial interest. GAAP requires consolidation of voting interest entities where the Company has a majority voting interest or control and VIEs in which an enterprise has a controlling financial interest and is the primary beneficiary. A controlling financial interest will have both of the following characteristics: (i) the power to direct the VIE activities that most significantly impact economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether the Company is the primary beneficiary and must consolidate a VIE. The Company continues to evaluate whether it is the primary beneficiary as needed when assessing reconsideration events. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting.

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 9. Debt, Net and Note 19. Commitments and Contingencies for additional information. The Company provides land, mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs and incurs expense for leasing management services from the Watersound Management JV, see Note 20. Related Party Transactions for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

The Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. Construction of the community was completed in the fourth quarter of 2023. As of December 31, 2025 and 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of December 31, 2025 and 2024.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an 85-room boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. The hotel opened in the first quarter of 2023. As of December 31, 2025 and 2024, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Pier Park Resort Hotel JV

The Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a 255-room Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. The hotel

F 22

opened in the second quarter of 2023. As of December 31, 2025 and 2024, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Pier Park Crossings Phase II JV

The Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of December 31, 2025 and 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Watersound Closings JV

Watersound Closings JV was formed in 2019, when the Company entered into a JV agreement to own, operate and manage a real estate title insurance agency business. In the first quarter of 2025, the Watersound Closings JV’s ceased operations of its business, distributed final partner equity and transitioned future business to Watersound Title Agency, LLC, a wholly-owned subsidiary of the Company.

Watercrest JV

The Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. In September 2025, the Watercrest JV sold its senior living community property to a third-party generating revenue of $41.0 million and cost of revenue of $21.6 million, which are presented in real estate revenue and cost of real estate revenue, respectively, in the consolidated statements of income. The sale of the Watercrest JV’s senior living community property resulted in gross profit of $19.4 million and a corresponding cash distribution of $19.1 million was made to the Company. The sale of the Watercrest JV’s property did not meet the definition of a business under ASC Topic 805, Business Combinations (“Topic 805”), as substantially all of the fair value of the assets sold were concentrated in a single group of assets. The Company determined the sale represents the sale of goods to a customer that are an output of the Company’s ordinary activities, which includes real estate sales, and therefore would be recognized in accordance with ASC Topic 606 and recognize revenue and costs of revenue. Following the sale, the Watercrest JV ceased operating activities. The Watercrest JV has a contingent gain related to a $0.8 million indemnity holdback, required through June 2026. As of December 31, 2025 and 2024, the Company owned an 87.0% interest in the consolidated JV. The Company determined Watercrest JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Watersound Origins Crossings JV

The Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of December 31, 2025 and 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Pier Park Crossings JV

The Pier Park Crossing JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of

F 23

December 31, 2025 and 2024, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of December 31, 2025 and 2024, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined the Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of December 31, 2025 and 2024.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents detail of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	December 31,	December 31,
	2025	2024
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$51,648	$53,399
Watersound Fountains Independent Living JV	3,159	3,857
Pier Park TPS JV (b)	—	—
Pier Park RI JV	7,494	5,211
Busy Bee JV	2,502	2,642
Electric Cart Watersound JV	694	781
Watersound Management JV	555	564
Total investment in unconsolidated joint ventures	$66,052	$66,454

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (c)	$—	$41,246
Watersound Fountains Independent Living JV (c)	41,195	41,683
Pier Park TPS JV (c)	12,802	13,161
Pier Park RI JV	16,189	24,948
Busy Bee JV	5,025	5,365
Electric Cart Watersound JV (c)	4,485	4,838
Total outstanding debt principal of unconsolidated JVs	$79,696	$131,241
(a)	As of December 31, 2025, the Company’s investment in unconsolidated joint ventures includes an intra-entity profit elimination of $0.5 million related to the sale of additional land to the JV, a pro-rata portion of which will be recognized as each home on the land is sold by the JV.
(b)	As of December 31, 2025 and 2024, the Company’s investment in the unconsolidated joint venture was below zero due to cash distributions and non-cash depreciation and amortization expense. As of December 31, 2025 and 2024, the Company’s investment in the unconsolidated joint venture is included within accounts payable and other liabilities on the consolidated balance sheets.
(c)	See Note 19. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $18.8 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of December 31, 2025. During 2025 and 2024, the Company received distributions from unconsolidated JVs totaling $35.6 million and $27.0 million, respectively. During

F 24

2025 and 2024, the Company made capital contributions to unconsolidated JVs totaling $7.8 million and $1.7 million, respectively, related to operations of the Watersound Fountains Independent Living JV during both periods, and financing for the Pier Park RI JV during the current period. The Company’s maximum exposure to loss due to involvement with the unconsolidated JVs as of December 31, 2025, was $125.4 million, which includes the carrying amounts of the investments, guarantees, other receivables and derivative instruments. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents detail of the Company’s equity in income (loss) from unconsolidated JVs:

	Year Ended December 31,
	2025	2024	2023
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$32,237	$29,270	$23,627
Sea Sound JV (b)	—	—	(35)
Watersound Fountains Independent Living JV (c)	(4,110)	(4,410)	(725)
Pier Park TPS JV	(292)	(545)	(362)
Pier Park RI JV (d)	(2,129)	(946)	—
Busy Bee JV (e)	(140)	107	(36)
Electric Cart Watersound JV (f)	(87)	(34)	112
Watersound Management JV	147	136	120
Total equity in income from unconsolidated joint ventures	$25,626	$23,578	$22,701
(a)	During 2025, 2024 and 2023, the Latitude Margaritaville Watersound JV completed 527, 659 and 641 home sale transactions, respectively. The year ended December 31, 2025, includes intra-entity profit elimination of $0.5 million related to the sale of additional land to the JV, a pro-rata portion of which will be recognized as each home on the land is sold by the JV.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and ceased operating activities.
(c)	The community opened in March 2024 and is currently under lease-up. Activity includes lease-up, depreciation and interest expenses for the project.
(d)	The hotel opened in April 2024 and activity in the current period includes start-up, depreciation and interest expenses for the project.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.
(f)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023. An additional sales showroom located in the Watersound Town Center opened in June 2024.

F 25

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	December 31, 2025
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV		Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$108,617	(a)	$47,929	$11,469		$30,773	$7,643	$4,904	$—	$211,335
Cash and cash equivalents	11,121		301	253		250	1,005	712	149	13,791
Other assets	1,089		189	182		246	1,701	529	25	3,961
Total assets	$120,827		$48,419	$11,904		$31,269	$10,349	$6,145	$174	$229,087

LIABILITIES AND EQUITY
Debt, net	$—		$41,037	$12,802		$15,965	$5,025	$4,430	$—	$79,259
Accounts payable and other liabilities	30,670		992	181		321	343	354	53	32,914
Equity (deficit)	90,157		6,390	(1,079)	(b)	14,983	4,981	1,361	121	116,914
Total liabilities and equity	$120,827		$48,419	$11,904		$31,269	$10,349	$6,145	$174	$229,087
(a)	Investment in real estate, net includes the initial land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	Deficit includes cash distributions and non-cash depreciation and amortization expense. The Company and JV partner each initially contributed assets valued at $3.1 million to the JV, which included land, cash and mitigation credits. As of December 31, 2025, cash of $2.9 million has been distributed to each the Company and JV partner over the past several years.

	December 31, 2024
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$157,336	(a)	$50,822	$12,231	$34,576	$8,144	$5,154	$—	$268,263
Cash and cash equivalents	27,706		405	279	529	915	656	104	30,594
Other assets	2,092		382	428	235	1,921	824	33	5,915
Total assets	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772

LIABILITIES AND EQUITY
Debt, net	$41,054		$41,482	$13,102	$24,608	$5,365	$4,775	$—	$130,386
Accounts payable and other liabilities	59,832		2,794	128	310	382	328	—	63,774
Equity (deficit)	86,248		7,333	(292)	10,422	5,233	1,531	137	110,612
Total liabilities and equity	$187,134		$51,609	$12,938	$35,340	$10,980	$6,634	$137	$304,772
(a)	Investment in real estate, net includes the initial land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

F 26

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Year Ended December 31, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$313,044	$3,274	$3,855	$4,607	$14,133		$3,827	$2,548	$345,288
Expenses:
Cost of revenue (d)	229,147	5,021	2,915	3,231	13,500		3,487	2,255	259,556
Other operating expenses (d)	18,359	—	—	—	—		—	—	18,359
Depreciation and amortization (e)	675	3,016	782	3,118	541		250	—	8,382
Total expenses	248,181	8,037	3,697	6,349	14,041		3,737	2,255	286,297
Operating income (loss)	64,863	(4,763)	158	(1,742)	92		90	293	58,991
Other (expense) income:
Interest expense	—	(2,738)	(749)	(1,817)	(136)		(285)	—	(5,725)
Other income (expense), net	540	(130)	7	(704)	(207)	(f)	25	—	(469)
Total other income (expense), net	540	(2,868)	(742)	(2,521)	(343)		(260)	—	(6,194)
Net income (loss)	$65,403	$(7,631)	$(584)	$(4,263)	$(251)		$(170)	$293	$52,797
(a)	The Latitude Margaritaville Watersound JV completed 527 home sale transactions during 2025.
(b)	The community is currently under lease-up.
(c)	The hotel opened in April 2024. Activity includes start-up, depreciation and interest expenses for the project.
(d)	Excluding depreciation and amortization, shown separately above.
(e)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(f)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Year Ended December 31, 2024
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV (d)	Watersound Management JV	Total
Total revenue	$347,583	$1,621	$3,982	$3,249	$14,900		$4,391	$2,443	$378,169
Expenses:
Cost of revenue (e)	269,282	4,497	2,907	2,268	14,105		3,887	2,171	299,117
Other operating expenses (e)	19,384	—	—	—	—		—	—	19,384
Depreciation and amortization (f)	529	2,505	1,439	1,600	522		248	—	6,843
Total expenses	289,195	7,002	4,346	3,868	14,627		4,135	2,171	325,344
Operating income (loss)	58,388	(5,381)	(364)	(619)	273		256	272	52,825
Other (expense) income:
Interest expense	—	(2,888)	(745)	(1,272)	(164)		(324)	—	(5,393)
Other income, net	153	58	18	—	67	(g)	—	—	296
Total other income (expense), net	153	(2,830)	(727)	(1,272)	(97)		(324)	—	(5,097)
Net income (loss)	$58,541	$(8,211)	$(1,091)	$(1,891)	$176		$(68)	$272	$47,728
(a)	The Latitude Margaritaville Watersound JV completed 659 home sale transactions during 2024.
(b)	The community opened in March 2024. Activity includes pre-opening and lease-up expenses for the project.
(c)	The hotel opened in April 2024.
(d)	An additional sales showroom located in the Watersound Town Center opened in June 2024.
(e)	Excluding depreciation and amortization, shown separately above.
(f)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.

F 27

(g)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Year Ended December 31, 2023
	Latitude Margaritaville Watersound JV (a)	Sea Sound JV (b)	Watersound Fountains Independent Living JV (c)	Pier Park TPS JV	Pier Park RI JV (d)	Busy Bee JV		Electric Cart Watersound JV (e)	Watersound Management JV	Total

Total revenue	$323,881	$—	$—	$4,716	$—	$17,170		$3,235	$1,956	$350,958
Expenses:
Cost of revenue (f)	259,199	—	—	3,118	—	16,449		2,796	1,717	283,279
Other operating expenses (f)	17,079	62	1,330	—	—	—		104	—	18,575
Depreciation and amortization (g)	613	—	14	1,443	—	499		33	—	2,602
Total expenses	276,891	62	1,344	4,561	—	16,948		2,933	1,717	304,456
Operating income (loss)	46,990	(62)	(1,344)	155	—	222		302	239	46,502
Other (expense) income:
Interest expense	—	—	(4)	(906)	—	(176)		(82)	—	(1,168)
Other income (expense), net	264	—	—	28	—	(115)	(h)	—	—	177
Total other income (expense), net	264	—	(4)	(878)	—	(291)		(82)	—	(991)
Net income (loss)	$47,254	$(62)	$(1,348)	$(723)	$—	$(69)		$220	$239	$45,511
(a)	The Latitude Margaritaville Watersound JV completed 641 home sale transactions during 2023.
(b)	In 2022, the Sea Sound JV sold its assets to a third party and ceased operating activities.
(c)	The community was under construction during 2023 and opened in March 2024.
(d)	The project was under construction with no income or loss during 2023.
(e)	The permanent sales and service facility located in the Watersound West Bay Center opened in October 2023.
(f)	Excluding depreciation and amortization, shown separately above.
(g)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(h)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of December 31, 2025, the Latitude Margaritaville Watersound JV had 149 homes under contract and has completed 2,190 home sale transactions of the total estimated 3,700 homes planned in the community. As of December 31, 2025 and 2024, the Company owned a 50.0% interest in the JV. During 2025 and 2024, the Company received $35.4 million and $26.6 million, respectively, of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to the guaranty by the Company. See Note 20. Related Party Transactions for additional information.

In December 2025, the Company sold an additional 34 acres of land to the Latitude Margaritaville Watersound JV with a contractual value of $1.2 million, which will be paid as each home is sold by the JV. The community, initially planned for 3,500 residential homes, is now expected to increase to approximately 3,700 homes. The initial net present value of the additional land sale was $0.9 million, with de minimis cost of revenue, and is included within other assets on the consolidated balance sheets and real estate revenue and cost of real estate revenue on the consolidated statements of income. The initial net present value of the land sale was based on the Company’s best estimate of the prevailing market rates for the source of credit using an imputed interest rate of 8.0% and timing of home sales. The Company also eliminated intra-entity profit of $0.5 million in investment in unconsolidated joint ventures on the consolidated balance

F 28

sheets and equity in income from unconsolidated joint ventures on the consolidated statements of income, a pro-rata portion of which will be recognized as each home on the land is sold by the JV.

As of December 31, 2025 and 2024, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $51.6 million and $53.4 million, respectively, which includes the net present value of the initial land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions and intra-entity profit elimination of the additional land sale. As of December 31, 2025, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. The Company’s unimproved initial land contribution and agreed upon infrastructure improvements are being distributed at an average of approximately $10,000 per home, as each home is sold by the JV.

The Company’s Latitude Margaritaville Watersound JV has met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for the years ended December 31, 2025, 2024 and 2023. Therefore, separate financial statements of the Latitude Margaritaville Watersound JV, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibit 99.1 of this Form 10-K. The basis difference of $9.8 million and $13.8 million as of December 31, 2025 and 2024, respectively, is due to the Company maintaining the initial land and additional completed infrastructure improvements contributed to the JV at its historical cost basis, while the JV recorded these contributions at market value. The basis difference is being reduced as each home is sold by the JV.

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

Sea Sound JV

In 2022, the Sea Sound JV sold its assets to a third party and ceased operating activity.

Watersound Fountains Independent Living JV

WOSL, LLC was formed in 2021. The Company entered into a JV agreement to develop, construct and manage a 148-unit independent senior living community located near the Watersound Origins residential community. The community opened in March 2024. As of December 31, 2025 and 2024, the Company owned a 53.8% interest in the JV. During 2025 and 2024, the Company made capital contributions of $3.4 million and $1.7 million, respectively, and each member also made capital contributions based on their pro-rata ownership interest, related to operations of the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of December 31, 2025 and 2024, the Company owned a 50.0% interest in the JV. During 2025, the Company did not receive cash distributions from the JV. During 2024, the Company received $0.2 million of cash distributions from the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

F 29

Pier Park RI JV

Pier Park RI, LLC was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. The hotel opened in April 2024. As of December 31, 2024 and 2023, the Company owned a 50.0% interest in the JV. During 2025, the Company and JV partner each made capital contributions of $4.4 million related to financing for the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method.

In 2022, the JV entered into a $25.0 million loan (the “Pier Park RI JV Loan”). In December 2025, the Pier Park RI JV Loan was refinanced, which decreased the principal amount of the loan from $24.9 million to $16.2 million, reduced the interest rate and extended the maturity date by five years. The refinanced loan requires interest only payments through November 2026 and monthly payments of principal and interest thereafter, with a final balloon payment at maturity in December 2030. The refinanced Pier Park RI JV Loan bears interest at SOFR plus 2.1%, with a floor of 3.1%. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of December 31, 2025 and 2024, $16.2 million and $24.9 million, respectively, was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC was formed in 2019, when the Company entered into a JV agreement to construct, own and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of December 31, 2025 and 2024, the Company owned a 50.0% interest in the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method.

In 2019, the JV entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of December 31, 2025 and 2024, $4.7 million and $4.8 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of December 31, 2025 and 2024, $0.4 million and $0.5 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC was formed in 2022, when the Company entered into a JV agreement to develop, construct, lease, manage and operate a golf cart and low speed vehicle “LSV” business at the new Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida and at the Watersound Town Center near the Watersound Origins residential community. The JV operated out of a temporary facility while its permanent Watersound West Bay Center location was being constructed. The Watersound West Bay Center Facility opened in October 2023 and provides sales and service. An additional sales showroom opened in June 2024 at the

F 30

Watersound Town Center on property leased to the JV by the Company. As of December 31, 2025 and 2024, the Company owned a 51% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined that Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method.

As of December 31, 2025 and 2024, the Electric Cart Watersound JV had $2.2 million and $2.4 million of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of December 31, 2025 and 2024, the JV had an outstanding principal balance of $0.2 million and $0.5 million, respectively, on these line of credit facilities. See Note 19. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of December 31, 2025 and 2024, the Company owned a 50.0% interest in the JV. During 2025 and 2024, the Company received $0.2 million and $0.1 million, respectively, of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 20. Related Party Transactions for additional information.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	December 31, 2025
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$5,108	$—	$—	$5,108
U.S. Treasury Bills	58,896	—	—	58,896
	$64,004	$—	$—	$64,004

	December 31, 2024
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$2,408	$—	$—	$2,408
U.S. Treasury Bills	58,971	—	—	58,971
	$61,379	$—	$—	$61,379

Money market funds and U.S. Treasury Bills are measured based on quoted market prices in an active market and categorized within Level 1 of the fair value hierarchy. Money market funds and short-term U.S. Treasury Bills with a maturity date of 90 days or less from the date of purchase are classified as cash equivalents in the Company’s consolidated balance sheets.

F 31

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional			Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value		Value	Consolidated
Description	Date	Date	Rate	December 31, 2025	December 31, 2025	December 31, 2024	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$39.8	$1,127	$2,560	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$12.8	$7	$108	2	Accounts payable and other liabilities
(a)	See Note 9. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The derivative asset has been recorded at the Company’s proportionate share of its estimated fair value. The Company’s proportionate share of the gain or loss on the derivative instrument is reported as a component of other comprehensive loss and reclassified into equity in income from unconsolidated joint ventures in the period during which the hedged transaction affects earnings. See Note 4. Joint Ventures and Note 19. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s consolidated statements of income and consolidated statements of comprehensive income:

	Year Ended December 31,
	2025	2024	2023
Amount of net (loss) gain recognized in other comprehensive loss	$(153)	$1,090	$330
Amount of net gain reclassified into interest expense	$(1,272)	$(1,689)	$(1,605)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$(110)	$(177)	$(162)

As of December 31, 2025, based on current value, the Company expects to reclassify $0.9 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 13. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The fair value of the Company’s investment in unconsolidated joint ventures is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated joint ventures required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during 2025, 2024 or 2023. See Note 4. Joint Ventures for additional information.

Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The fair value of long-lived assets required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. During 2025, 2024 and 2023 the Company did not record any impairment charges related to long-lived assets.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

F 32

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the Senior Notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	December 31, 2025			December 31, 2024
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$2,442	$2,434	1	$3,143	$3,078	1

Senior Notes held by SPE	$178,821	$183,033	3	$178,484	$178,473	3

Debt
Fixed-rate debt	$280,089	$239,992	2	$258,135	$206,775	2
Variable-rate debt	115,919	115,919	2	184,581	184,581	2
Total debt	$396,008	$355,911		$442,716	$391,356

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 at an issue price of 98.5% of face value to third-party investors. The investments held by Panama City Timber Finance Company, LLC as of December 31, 2025, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $2.4 million and cash of $0.4 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of December 31, 2025, consist of $178.8 million, net of the $1.2 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

6. Leases

The Company as Lessor

Leasing revenue consists of rental revenue from multi-family, senior living, prior to the sale of the Watercrest JV’s senior living community property in September 2025, self-storage, retail, office and commercial property, marinas, cell towers and other assets, which is recognized as earned, using the straight-line method over the life of each lease. Variable lease payments primarily include property taxes, insurance, utilities and common area maintenance or payments based on a percent of sales over specified levels and senior living services, prior to the sale of the Watercrest JV’s senior living community property. The Company’s leases have remaining lease terms up to the year 2072, some of which include options to terminate or extend.

F 33

The components of leasing revenue are as follows:

	Year Ended December 31,
	2025	2024	2023
Leasing revenue
Lease payments	$54,197	$51,381	$43,756
Variable lease payments	9,437	8,935	7,080
Total leasing revenue	$63,634	$60,316	$50,836

Minimum future base rental revenue on non-cancelable leases subsequent to December 31, 2025, for the years ending December 31 are:

2026	$32,744
2027	18,746
2028	14,702
2029	11,330
2030	7,001
Thereafter	36,205
$120,728

The Company as Lessee

As of December 31, 2025, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. Cash paid for amounts included in the measurement of lease liabilities included operating cash flows from operating leases of $1.9 million, $1.8 million and $0.4 million in 2025, 2024 and 2023, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$216	$160	$149
Interest on lease liability	32	24	15
Operating lease cost	2,170	1,855	439
Variable and short-term lease cost	2,257	1,909	1,940
Total lease cost	$4,675	$3,948	$2,543

Other information
Weighted-average remaining lease term - finance lease (in years)	2.0	2.5	2.8
Weighted-average remaining lease term - operating leases (in years)	1.7	1.9	1.5
Weighted-average discount rate - finance lease	5.5%	5.4%	5.3%
Weighted-average discount rate - operating leases	5.1%	5.0%	4.9%

F 34

The aggregate payments of finance and operating lease liabilities subsequent to December 31, 2025, for the years ending December 31 are:

	Finance Leases	Operating Leases
2026	$235	$2,104
2027	213	57
2028	110	46
2029	13	43
2030	—	43
Total	571	2,293
Less imputed interest	(42)	(58)
Total lease liabilities	$529	$2,235

7. Other Assets

Other assets consist of the following:

	December 31,	December 31,
	2025	2024
Accounts receivable, net	$11,003	$14,590
Homesite sales receivable	28,075	25,788
Inventory	3,312	4,036
Prepaid expenses	11,847	12,556
Straight-line rent	3,595	2,996
Operating lease right-of-use assets	2,274	4,417
Restricted cash	6,897	7,560
Other assets	3,841	5,437
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$73,782	$80,318

Accounts Receivable, Net

Accounts receivable, net primarily includes leasing receivables, membership fees, hospitality receivables and other receivables. As of January 1, 2025, 2024 and 2023 accounts receivable, net had opening balances of $14.6 million, $20.3 million and $9.0 million, respectively. As of December 31, 2025 and 2024, accounts receivable, net includes $3.6 million and $7.5 million, respectively, of club membership initiation fee installments receivable. As of December 31, 2025 and 2024, accounts receivable, net includes receivables from unconsolidated JVs of $1.0 million and less than $0.1 million, respectively. See Note 20. Related Party Transactions for additional information. As of December 31, 2025 and 2024, accounts receivable, net were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.5 million and $0.3 million, respectively. During 2025 and 2024, allowance for credit losses and allowance for leases related to accounts receivable, net increased $0.2 million and $0.1 million, respectively.

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

F 35

The following table presents the changes in homesite sales receivable:

	December 31,	December 31,	December 31,
	2025	2024	2023
Balance at beginning of year	$25,788	$29,862	$10,086
Increases due to revenue recognized for homesites sold	13,566	6,132	29,005
Decreases due to amounts received	(11,279)	(10,206)	(9,229)
Balance at end of year	$28,075	$25,788	$29,862

Prepaid Expenses

Prepaid expenses as of December 31, 2025 and 2024, include commercial leasing related prepaid expenses of $4.0 million and $4.7 million, respectively, and prepaid insurance of $4.1 million and $4.7 million, respectively, as well as other prepaid items.

Restricted Cash

Restricted cash as of December 31, 2025 and 2024, includes cash and escrow deposits primarily related to requirements for financing, development for certain of the Company’s projects or long-term mitigation bank management.

Other Assets

Other assets as of December 31, 2025 and 2024, include $1.1 million and $2.6 million, respectively, for the fair value of derivative assets. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

8. Property and Equipment, Net

Property and equipment, net consists of the following:

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$51,606	$51,087
Machinery and equipment	49,697	53,833
Railroad and equipment	33,627	33,627
Office equipment	8,033	7,905
Autos, trucks and aircraft	2,281	7,344
	145,244	153,796
Less: Accumulated depreciation	105,175	95,339
	40,069	58,457
Construction in progress	1,245	650
Total property and equipment, net	$41,314	$59,107

Depreciation expense on property and equipment was $18.5 million, $19.0 million and $15.7 million in 2025, 2024 and 2023, respectively.

F 36

9. Debt, Net

Debt consists of the following:

			Effective Rate
			December 31,	December 31,	December 31,
	Maturity Date	Interest Rate Terms	2025	2025	2024
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,328	$51,953
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.7%	49,817	50,882
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,510	43,069
PPN JV Loan (b)	October 2035	Fixed	6.1%	39,922	40,370
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	33,616	34,153
Pearl Hotel Loan	December 2032	Fixed	6.3%	32,560	34,040
North Bay Landing Loan (insured by HUD) (c)	March 2060	Fixed	5.9%	27,619	22,746
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	5.8%	26,843	27,377
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,365	21,796
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.1%	19,024	19,857
Breakfast Point Hotel Loan	November 2042	Fixed (d)	6.0%	14,978	15,473
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,587	14,130
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	5.8%	11,215	12,307
Watersound Town Center Grocery Loan	August 2031	SOFR plus 2.1%, floor 2.3%	5.8%	4,682	8,086
Airport Hotel Loan	February 2030 (e)	SOFR plus 2.1%, floor 3.0%	5.8%	3,227	11,717
Community Development District debt	May 2028-May 2039	Fixed	3.6 to 6.0%	2,604	3,151
Beckrich Building III Loan	August 2029	SOFR plus 1.8%	5.5%	1,111	5,014
Watercrest JV Loan (f)	N/A	N/A	N/A	—	19,555
Self-Storage Facility Loan (f)	N/A	N/A	N/A	—	3,360
Beach Homes Loan (f)	N/A	N/A	N/A	—	1,385
Pier Park Outparcel Loan (f)	N/A	N/A	N/A	—	1,252
WaterColor Crossings Loan (f)	N/A	N/A	N/A	—	1,043
Total principal outstanding				396,008	442,716
Unamortized discount and debt issuance costs				(4,849)	(4,962)
Total debt, net				$391,159	$437,754
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.
(b)	In September 2025, the PPN JV Loan was refinanced. The previous loan had an interest rate of 4.1% and a maturity date of November 2025.
(c)	In February 2025, the North Bay Landing Loan was refinanced. The previous loan had an interest rate of SOFR plus 2.5%, with a floor of 3.2% and a maturity date of March 2026.
(d)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(e)	In February 2025, the Airport Hotel Loan maturity date was extended to February 2030.
(f)	During 2025, the loan was paid in full.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property,

F 37

management agreements, construction agreements, improvements, accounts, profits, leases and fixtures. The specific Security Interests vary from loan to loan. As of December 31, 2025, the weighted average effective interest rate of total outstanding debt was 4.8%, of which 80.8% includes fixed or swapped interest rates, and the average remaining life was 19.6 years.

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

In 2015, the Pier Park North JV entered into a $48.2 million loan, secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. In September 2025, The PPN JV Loan was refinanced, which increased the principal amount of the loan from $39.5 million to $40.0 million and fixed the interest rate to 6.1%. The refinanced loan provides for monthly payments of principal and interest with a final balloon payment at maturity in October 2035. The loan may not be prepaid prior to October 2029. Commencing in October 2029 through May 2035, any principal prepaid is subject to a prepayment fee equal to the greater of (i) a prepayment ratio, as outlined in the loan agreement, or (ii) 1% of the amount prepaid. From June 2035 through maturity, the loan may be prepaid without a prepayment fee upon prior written notice. In connection with the loan, the Company entered into a limited guarantee in favor of the lender with respect to environmental indemnity matters and specified non-recourse carveouts outlined in the loan agreement. The Company incurred $0.3 million in loan costs due to the refinance.

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

In 2022, a wholly-owned subsidiary of the Company entered into a $37.0 million loan, which is guaranteed by the Company, to finance the acquisition of a hotel located on Scenic Highway 30A. The Pearl Hotel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in December 2032. The loan includes a prepayment fee due to the lender of 1% - 2% of the outstanding principal balance if the loan is refinanced with another

F 38

financial institution through December 2027. The loan is secured by the real property and certain other Security Interests.

In 2021, a wholly-owned subsidiary of the Company entered into a loan, as amended, to finance the construction of a multi-family community in Panama City, Florida. In February 2025, the North Bay Landing loan was refinanced, which increased the principal amount of the loan to $27.8 million, fixed the interest rate to 5.9% and provides for monthly payments of principal and interest through maturity in March 2060. The refinanced loan terms include a prepayment premium due to the lender of 1% - 10% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and secured by the real property and certain other Security Interests. The Company incurred $0.6 million in loan costs due to the refinance. The year ended December 31, 2025, includes less than a $0.1 million loss on early extinguishment of debt related to unamortized debt issuance costs included within other income, net on the consolidated statements of income.

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

In 2022, the Pier Park Crossings Phase II JV entered into a $22.9 million loan, insured by HUD, for a multi-family community in Panama City Beach, Florida. The PPC II JV Loan provides for monthly payments of principal and interest through maturity in May 2057. The loan includes a prepayment premium due to the lender of 1% - 7% for any additional principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests.

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

F 39

In 2022, a wholly-owned subsidiary of the Company entered into a $13.7 million loan, which is guaranteed by the Company, to finance the construction of a hotel in Santa Rosa Beach, Florida. The Topsail Hotel Loan provides for monthly principal and interest payments with a final balloon payment at maturity in July 2027. The loan is secured by the real property and certain other Security Interests.

In 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan, which is guaranteed by the Company, to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community. The Watersound Town Center Grocery Loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2031. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 25% of the outstanding principal amount after reaching a certain debt service coverage ratio.

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, which is guaranteed by the Company, to finance construction of a hotel in Panama City, Florida. The Airport Hotel Loan provided for monthly principal and interest payments with a final balloon payment at maturity. In February 2025, the Airport Hotel Loan maturity date was extended from March 2025 to February 2030. The Company incurred less than $0.1 million of additional loan costs due to the modification. The loan is secured by the real property and certain other Security Interests.

CDD bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $9.0 million and $9.6 million as of December 31, 2025 and 2024, respectively. The Company pays interest on this total outstanding CDD debt.

In 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan, which is guaranteed by the Company, to finance the construction of an office building in Panama City Beach, Florida. The Beckrich Building III Loan provides for monthly principal and interest payments with a final balloon payment at maturity in August 2029. The loan is secured by the real property and certain other Security Interests. In January 2026, the loan was paid in full.

In 2019, the Watercrest JV entered into a $22.5 million loan to finance the construction of a senior living facility in Santa Rosa Beach, Florida. In September 2025, the Watercrest JV sold its senior living community property to a third party and the loan was paid in full. The year ended December 31, 2025, includes $0.3 million loss on early extinguishment of debt related to unamortized debt issuance costs included within other income, net on the consolidated statements of income. See Note 4. Joint Ventures for additional information.

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

F 40

The Company’s financing agreements are subject to various customary debt covenants and as of both of December 31, 2025 and 2024, the Company was in compliance with the financial debt covenants.

As of December 31, 2025, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $496.8 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the consolidated balance sheets.

The aggregate maturities of debt subsequent to December 31, 2025 are:

2026	$9,844
2027	68,108
2028	36,987
2029	7,479
2030	8,083
Thereafter	265,507
$396,008

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$17,227	$22,847
Income tax payable	2,125	1,849
Finance lease liabilities	529	406
Operating lease liabilities	2,235	4,366
Accrued compensation	8,543	7,635
Other accrued liabilities	5,196	4,982
Club membership deposits	3,087	3,155
Advance deposits	6,505	5,879
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total accounts payable and other liabilities	$48,297	$53,969

Accounts payable as of December 31, 2025 and 2024, primarily includes payables and retainage related to the Company’s development and construction projects.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

11. Deferred Revenue

As of both December 31, 2025 and 2024, deferred revenue includes club initiation fees of $45.9 million. Deferred revenue also includes other deferred revenue of $12.8 million and $13.4 million, as of December 31, 2025 and 2024, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

F 41

	December 31,	December 31,	December 31,
	2025	2024	2023
Balance at beginning of year	$45,885	$48,742	$25,088
New club memberships	14,322	11,551	33,200
Revenue from amounts included in contract liability opening balance	(12,998)	(12,791)	(6,989)
Revenue from current period new memberships	(1,280)	(1,617)	(2,557)
Balance at end of year	$45,929	$45,885	$48,742

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of December 31, 2025, remaining performance obligations were $45.9 million, of which the Company expects to recognize as revenue $13.1 million in 2026, $21.4 million in 2027 through 2028, $10.2 million in 2029 through 2030 and $1.2 million thereafter.

Other deferred revenue as of both December 31, 2025 and 2024, includes $10.9 million related to a 2006 agreement, pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

12. Income Taxes

Income tax expense (benefit) consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$37,067	$21,515	$32,103
State	8,963	5,239	4,584
Total	46,030	26,754	36,687
Deferred:
Federal	(6,649)	(847)	(11,413)
State	(150)	45	735
Total	(6,799)	(802)	(10,678)
Income tax expense	$39,231	$25,952	$26,009

Total income tax expense (benefit) was allocated in the consolidated financial statements as follows:

	Year Ended December 31,
	2025	2024	2023
Income tax expense	$39,231	$25,952	$26,009
Income tax recorded in accumulated other comprehensive income
Income tax benefit	(280)	(144)	(199)
Total income tax expense	$38,951	$25,808	$25,810

F 42

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of December 31, 2025, 2024 and 2023 to pre-tax income as a result of the following:

	Year Ended December 31,
	2025		2024		2023
U.S. federal statutory tax rate	$32,574	21.0%	$20,653	21.0%	$21,781	21.0%
State and local income taxes, net of federal income tax effect (a)	6,775	4.4%	4,497	4.6%	4,223	4.1%
Energy related tax credits	—	—%	—	—%	(450)	(0.4)%
Changes in valuation allowance	—	—%	(312)	(0.3)%	22	—%
Nontaxable or nondeductible items	170	0.1%	580	0.6%	230	0.2%
Other items	(288)	(0.2)%	534	0.5%	203	0.2%
Total income tax expense	$39,231	25.3%	$25,952	26.4%	$26,009	25.1%
(a)	State taxes in Florida make up the majority of the tax effect in this category.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$2,247	$2,094
Impairment losses	21,823	22,388
Deferred revenue	13,841	13,003
Capitalized costs	4,285	4,014
Reserves and accruals	1,349	1,431
Other	1,660	2,033
Total gross deferred tax assets	45,205	44,963
Deferred tax liabilities:
Investment in real estate and property and equipment basis differences	25,619	31,104
Deferred gain on land sales and involuntary conversions	35,322	35,875
Installment sales	45,597	45,597
Other	2,470	3,270
Total gross deferred tax liabilities	109,008	115,846
Net deferred tax liabilities (a)	$(63,803)	$(70,883)
(a)	As of December 31, 2025 and 2024, net deferred tax liabilities consist of $65.9 million and $72.4 million, respectively, included within deferred tax liabilities, net on the consolidated balance sheets and $2.1 million and $1.5 million, respectively, deferred tax asset, net related to the Company’s QOF entity included within other assets on the consolidated balance sheets.

As of December 31, 2025 and 2024, the Company had $9.5 million and $9.1 million, respectively, of federal NOLs. The federal NOLs are specific to the Company’s QOF entity and do not expire. As of December 31, 2025 and 2024, the Company had state NOLs of $5.8 million and $4.0 million, respectively. The majority of these state NOLs are available to offset future taxable income through 2044 and will begin expiring in 2040. As of December 31, 2023, the Company’s valuation allowance was $0.3 million against approximately $7.2 million of certain state NOLs. During 2024, the Company utilized these NOLs and released this valuation allowance. As of December 31, 2025 and 2024, the Company had income tax payable of $2.1 million and $1.8 million, respectively, included within accounts payable and other liabilities on the consolidated balance sheets.

F 43

Income tax payments, net of refunds, by jurisdiction are presented below:

	Year Ended December 31,
	2025	2024	2023
U.S. Federal	$37,020	$29,244	$26,400
State of Florida	8,650	4,900	4,600
State of Georgia	—	—	(82)
Total income tax payments, net	$45,670	$34,144	$30,918

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both December 31, 2025 and 2024, the Company did not have a valuation allowance.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of December 31, 2025 or 2024. There were no penalties required to be accrued as of December 31, 2025 and 2024. The Company records interest related to unrecognized tax benefits, if any, in interest expense and penalties in other income, net.

The Company is currently open to examination by taxing authorities for the tax years 2022 through 2024.

On July 4, 2025, the “One Big Beautiful Bill Act” (the “OBBBA”) was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. The Company has determined that the OBBBA did not have a material impact on the Company’s financial position, results of operations, and cash flows.

13. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2023	$1,843	$1,843
Other comprehensive income before reclassifications	889	889
Amounts reclassified from accumulated other comprehensive income	(1,521)	(1,521)
Other comprehensive loss	(632)	(632)
Less: Other comprehensive loss attributable to non-controlling interest	208	208
Accumulated other comprehensive income as of December 31, 2024	$1,419	$1,419
Other comprehensive loss before reclassifications	(126)	(126)
Amounts reclassified from accumulated other comprehensive income	(1,129)	(1,129)
Other comprehensive loss	(1,255)	(1,255)
Less: Other comprehensive loss attributable to non-controlling interest	430	430
Accumulated other comprehensive income as of December 31, 2025	$594	$594

F 44

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Year Ended December 31, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swaps	$(161)	$29	$(132)
Interest rate swap - unconsolidated joint venture	8	(2)	6
Reclassification adjustment for net (gain) loss included in earnings	(1,382)	253	(1,129)
Net unrealized (loss) gain	(1,535)	280	(1,255)
Other comprehensive (loss) income	$(1,535)	$280	$(1,255)

	Year Ended December 31, 2024
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swaps	$995	$(177)	$818
Interest rate swap - unconsolidated joint venture	95	(24)	71
Reclassification adjustment for net (gain) loss included in earnings	(1,866)	345	(1,521)
Net unrealized (loss) gain	(776)	144	(632)
Other comprehensive (loss) income	$(776)	$144	$(632)

14. Stockholders’ Equity

Dividends

During 2025, 2024 and 2023, the Company paid dividends of $0.58, $0.52 and $0.44, respectively, per share on the Company’s common stock for a total of $33.6 million, $30.4 million and $25.7 million, respectively.

Stock Repurchase Program

The Company’s Board approved the Stock Repurchase Program, pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During 2025, the Company repurchased 798,622 shares of its common stock outstanding at an average repurchase price of $50.10, per share, for an aggregate repurchase price of $40.0 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. During 2024, the Company repurchased 70,985 shares of its common stock outstanding at an average repurchase price of $47.38, per share, for an aggregate repurchase price of $3.4 million, excluding the excise tax on stock repurchases in excess of issuances as a result of the IRA. In February 2025, the Board increased the total authorization under the Stock Repurchase Program to $100.0 million. As of December 31, 2025, the Company had a total authority of $60.0 million available for repurchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion. In December 2025 and 2024, the Company retired 798,622 and 70,985, respectively, shares of treasury stock at a value of $40.4 million and $3.4 million, respectively.

Issuance of Common Stock for Employee Compensation

In February 2025, the Company granted 16,076 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s

F 45

continued employment through and on the applicable vesting date. The weighted average grant date fair value of the restricted stock awards was $46.24 per share.

In February 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2025, 8,051 of the restricted shares vested on the first annual anniversary. During 2024, 2,592 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2025 and 2024, 3,185 and 3,187, respectively, of the restricted shares vested on the annual anniversaries. During 2024, 3,237 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2025 and 2024, 5,979 and 5,982, respectively, of the restricted shares vested on the annual anniversaries. The weighted average grant date fair value of the restricted stock awards was $44.30 per share.

In February 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During 2025, 2024 and 2023, 7,664, 8,532 and 8,531, respectively, of the restricted shares vested on the annual anniversaries. During 2024, 867 of the unvested restricted shares were forfeited due to the recipient’s resignation. The weighted average grant date fair value of the restricted stock awards was $46.73 per share.

During 2025, 2024, 2023 and 2022, the Company granted 3,332, 5,418, 5,760 and 4,361, respectively, restricted stock awards to an employee pursuant to the 2015 Plan, with a weighted average grant date fair value of $46.24, $54.16, $44.30 and $55.73, respectively, per share. The restricted stock awards vest in January 2030, subject to the recipient’s continued employment through and on the applicable vesting date.

Following is a summary of non-vested restricted stock activity:

	Year Ended December 31, 2025		Year Ended December 31, 2024
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	65,688	$49.31	57,923	$44.80
Granted	19,408	$46.24	32,162	$54.16
Vested	(24,879)	$47.61	(17,701)	$44.59
Forfeited	—	$—	(6,696)	$46.07
Balance at end of period	60,217	$49.02	65,688	$49.31

During both 2025 and 2024, the Company recorded expense of $1.2 million and $0.8 million during 2023, related to restricted stock awards for employee compensation.

F 46

15. Stock Based Compensation

On May 13, 2025, at the Company’s annual meeting of stockholders, the Company’s stockholders approved The St. Joe Company 2025 Performance and Equity Incentive Plan (the “2025 Incentive Plan”), as described in the Company’s Definitive Proxy Statement, filed with the SEC on April 1, 2025, to replace the 2015 Plan, effective July 1, 2025. As of July 1, 2025, the 2025 Incentive Plan authorized an aggregate issuance of up to (i) the number of shares of the Company’s common stock that remained available for issuance under the 2015 Plan immediately before such plan’s expiration, plus (ii) the number of shares of the Company’s common stock subject to awards under the 2015 Plan that either expired, were cancelled, or otherwise terminated after July 1, 2025, subject to adjustment, in the form of awards of stock options, restricted stock, restricted stock units, stock bonuses, stock appreciation rights, performance awards and other share-based awards. The Company’s officers, employees, directors and certain consultants are eligible to receive awards under the 2025 Incentive Plan.

The Company’s 2025 Incentive Plan offers, and the 2015 Plan previously offered, a stock incentive plan whereby awards can be granted to certain employees and non-employee directors of the Company in various forms including restricted shares of Company common stock and options to purchase Company common stock.

Awards are discretionary and determined by the Compensation and Human Capital Committee of the Board. Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. As of December 31, 2025, 1,352,215 shares were available for awards under the 2025 Incentive Plan.

Total stock-based compensation recorded in corporate and other operating expenses on the consolidated statements of income is as follows:

	Year Ended December 31,
	2025	2024	2023
Stock compensation expense before tax benefit	$1,232	$1,209	$820
Income tax benefit (a)	(215)	(215)	(206)
	$1,017	$994	$614
(a)	A portion of the income tax benefit includes permanent tax differences.

As of December 31, 2025 and 2024, there were 60,217 and 65,688, respectively, unvested restricted stock units outstanding. As of December 31, 2025 and 2024, unrecognized compensation cost, related to non-vested restricted stock awards were $1.7 million and $2.0 million, respectively. As of December 31, 2025, unrecognized compensation costs will be recognized over a weighted average period of 2.5 years.

During 2025, the Company granted 19,408 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which none vested in 2025. The weighted average grant date fair value of restricted stock units in 2025 was $46.24 per share.

During 2024, the Company granted 32,162 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which 8,051 vested in 2025. The weighted average grant date fair value of restricted stock units in 2024 was $54.16 per share. The total fair value of restricted stock units that vested during 2025 was $0.4 million. During 2024, 2,592 of the unvested restricted shares were forfeited with a fair value of $0.1 million.

During 2023, the Company granted 36,499 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which 9,164 and 9,169 vested in 2025 and 2024, respectively. The weighted average grant date fair value of restricted stock units in 2023 was $42.59 per share. The total fair value of restricted stock units that vested during 2025 and 2024 was $0.4 million during each period. During 2024, 3,237 of the unvested restricted shares were forfeited with a fair value of $0.1 million.

F 47

During 2022, the Company granted 29,955 shares of restricted stock awards to some of the Company’s employees pursuant to the 2015 Plan, of which 7,664 and 8,532 and 8,531 vested in 2025, 2024 and 2023, respectively. The weighted average grant date fair value of restricted stock units in 2022 was $48.04 per share. The total fair value of restricted stock units that vested during 2025, 2024 and 2023 was $0.4 million during each period. During 2024, 867 of the unvested restricted shares were forfeited with a fair value of less than $0.1 million.

16. Employee Benefit Plan

The Company maintains a 401(k) retirement plan covering substantially all officers and employees of the Company, which permits participants to defer up to the maximum allowable amount determined by the Internal Revenue Service (“IRS”) of their eligible compensation.

The plan provides for employer matching contributions of 100% up to the first 3% of eligible compensation. For contributions in excess of 3%, the plan provides for employer matching contributions of 50% up to the next 2%, but not more than 5%, of eligible compensation. The Company’s matching contributions expensed under the plan were $1.0 million, $0.9 million and $0.8 million in 2025, 2024 and 2023, respectively.

17. Other Income, Net

Other income (expense) consists of the following:

	Year Ended December 31,
	2025	2024	2023
Investment income, net
Interest, dividend and accretion income	$3,722	$3,847	$3,550
Interest income from investments in SPEs	8,012	8,012	8,012
Interest earned on notes receivable and other interest	1,424	1,645	1,720
Total investment income, net	13,158	13,504	13,282
Interest expense
Interest incurred for project financing and other interest expense	(21,594)	(24,713)	(21,762)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(8,888)	(8,871)	(8,856)
Total interest expense	(30,482)	(33,584)	(30,618)
Equity in income from unconsolidated joint ventures	25,626	23,578	22,701
Other income (expense), net
Accretion income from retained interest investments	—	—	2,594
Gain on contributions to unconsolidated joint ventures	—	10	718
Gain (loss) on disposition of assets	2,489	(600)	(533)
Miscellaneous (expense) income, net	(1,909)	(146)	1,184
Other income (expense), net	580	(736)	3,963
Total other income, net	$8,882	$2,762	$9,328

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

F 48

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

During 2025 and 2024, the Company did not capitalize interest related to projects under development or construction. During 2023 the Company capitalized $2.7 million in interest related to projects under development or construction, included within investment in real estate, net on the Company’s consolidated balance sheets.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $32.2 million, $29.3 million and $23.6 million during 2025, 2024 and 2023, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Pier Park RI JV of $2.1 million and $0.9 million during 2025 and 2024, respectively. The hotel opened in April 2024 and activity in the current period includes start-up, depreciation and interest expenses for the project. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $4.1 million, $4.4 million and $0.7 million during 2025, 2024 and 2023, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures for additional information.

Other Income (Expense), Net

Other income (expense), net primarily includes accretion income from the Company’s retained interest investments, gain on contributions to unconsolidated joint ventures, gain (loss) on disposal of assets and other income and expense items.

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

Gain (loss) on disposition of assets during 2025, primarily includes gain on the sale of the Company’s N850J aircraft previously used in hospitality operations. Gain (loss) on disposition of assets during 2024 and 2023, primarily includes loss on disposal of hospitality assets.

Miscellaneous (expense) income, net during 2025, primarily includes expense of $1.2 million for design costs for certain residential, hospitality and commercial assets that the Company is no longer pursuing. Miscellaneous (expense) income, net also includes loss on early extinguishment of debt related to the payoff of the Watercrest JV Loan, as well as fees related to other loans. Miscellaneous (expense) income, net during 2023, includes $1.1 million the Company received from the Florida Division of Emergency Management’s TRBG program for recovery of lost income related to timber crop that was destroyed as a result of Hurricane Michael in 2018. Miscellaneous (expense) income, net during

F 49

2023, includes income of $0.4 million related to a gain on retained interest investment. Miscellaneous (expense) income, net during 2023, also includes $0.6 million of expense for cleanup of damaged timber as a result of Hurricane Michael.

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

The Company’s residential segment typically plans and develops residential communities of various sizes across a wide range of price points and sells homesites to homebuilders or retail consumers. The Company’s hospitality segment features a private membership club, hotel operations, food and beverage operations, golf courses, beach clubs, retail outlets, gulf-front vacation rentals, marinas and other entertainment offerings. The hospitality segment may also generate revenue from the sale of operating properties. The Company’s commercial segment includes leasing of commercial property, multi-family, self-storage and other assets, as well as senior living prior to the sale of the Watercrest JV’s senior living community property in September 2025. The commercial segment also oversees the planning, development, entitlement, management and sale of the Company’s commercial and forestry land holdings for a variety of uses, including a broad range of retail, office, hotel, senior living, multi-family, self-storage and industrial properties. The commercial segment also manages the Company’s timber holdings, which includes growing and selling pulpwood, sawtimber and other products. All real estate assets and operations are in Northwest Florida.

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

The captions entitled “Other” consists of mitigation bank credit sales and cost of revenue; real estate brokerage, title insurance agency and insurance agency business revenue and cost of revenue; corporate operating expenses; corporate depreciation and amortization and corporate other income and expense items.

F 50

Information by business segment is as follows:

	Year Ended December 31,
	2025	2024	2023
Operating revenue:
Residential	$165,091	$117,007	$155,820
Hospitality	220,748	202,701	154,574
Commercial (a)	118,978	78,575	74,437
Other	8,429	4,454	4,454
Consolidated operating revenue	$513,246	$402,737	$389,285

Cost of revenue:
Cost of residential revenue (b)	$83,521	$62,028	$77,946
Cost of hospitality revenue (b)	151,914	138,834	124,813
Cost of commercial revenue (a) (b)	50,184	31,595	30,300
Cost of other revenue (b)	6,657	3,059	2,920
Consolidated cost of revenue (b)	$292,276	$235,516	$235,979

Gross profit:
Residential	$81,570	$54,979	$77,874
Hospitality	68,834	63,867	29,761
Commercial (a)	68,794	46,980	44,137
Other	1,772	1,395	1,534
Consolidated gross profit	$220,970	$167,221	$153,306

Corporate and other operating expenses:
Residential (b)	$4,675	$4,712	$4,501
Hospitality (b)	1,890	1,535	1,820
Commercial (b)	4,632	3,807	4,321
Other (b)	16,071	15,196	13,155
Consolidated corporate and other operating expenses (b)	$27,268	$25,250	$23,797

Depreciation, depletion and amortization:
Residential	$179	$244	$211
Hospitality	28,509	27,021	22,101
Commercial	18,362	18,736	16,056
Other	421	384	408
Consolidated depreciation, depletion and amortization	$47,471	$46,385	$38,776

Investment income, net:
Residential	$1,402	$1,616	$1,691
Hospitality	199	144	265
Commercial	92	54	49
Other (c)	11,465	11,690	11,277
Consolidated investment income, net	$13,158	$13,504	$13,282

Interest expense:
Residential	$361	$392	$421
Hospitality	10,379	11,776	9,657
Commercial	10,840	12,538	11,680
Other (d)	8,902	8,878	8,860
Consolidated interest expense	$30,482	$33,584	$30,618

F 51

	Year Ended December 31,
	2025	2024	2023
Equity in income (loss) from unconsolidated joint ventures:
Residential (e)	$32,238	$29,271	$23,627
Commercial (f)	(6,612)	(5,693)	(926)
Consolidated equity in income from unconsolidated joint ventures	$25,626	$23,578	$22,701

Other (expense) income, net:
Residential	$(206)	$177	$920
Hospitality (g)	1,878	(286)	(82)
Commercial	(1,169)	(664)	30
Other	77	37	3,095
Other income (expense), net	$580	$(736)	$3,963

Income (loss) before income taxes:
Residential (e)	$109,789	$80,696	$98,978
Hospitality (g)	30,133	23,393	(3,635)
Commercial (a) (f)	27,271	5,596	11,233
Other (c) (d)	(12,080)	(11,337)	(6,515)
Consolidated income before income taxes	$155,113	$98,348	$100,061

Capital expenditures:
Residential	$77,878	$68,098	$74,362
Hospitality	8,899	27,964	72,275
Commercial	18,648	30,561	70,077
Other	2,679	2,746	1,047
Total capital expenditures	$108,104	$129,369	$217,761

	December 31,	December 31,
	2025	2024
Investment in unconsolidated joint ventures:
Residential	$51,649	$53,399
Commercial	14,403	13,055
Total investment in unconsolidated joint ventures	$66,052	$66,454

Total assets:
Residential	$238,506	$241,435
Hospitality	450,534	460,604
Commercial	505,490	515,955
Other	323,896	320,580
Total assets	$1,518,426	$1,538,574
(a)	Includes the sale of the Watercrest JV’s senior living community property, generating revenue of $41.0 million, cost of revenue of $21.6 million and gross profit of $19.4 million in 2025. Following the sale, the Watercrest JV ceased operating activities. See Note 4. Joint Ventures for additional information.
(b)	Excluding depreciation, depletion and amortization, shown separately above.
(c)	Includes interest income from investments in SPEs of $8.0 million in each of 2025, 2024 and 2023.
(d)	Includes interest expense from Senior Notes issued by SPE of $8.9 million in each of 2025, 2024 and 2023.
(e)	Includes $32.2 million, $29.3 million and $23.6 million of equity in income from unconsolidated joint ventures during 2025, 2024 and 2023, respectively, related to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(f)	Includes $2.1 million and $0.9 million of equity in loss from unconsolidated joint ventures related to the Pier Park RI JV during 2025 and 2024, respectively. The hotel opened in April 2024 and activity in the current period includes start-up, depreciation and interest expense for the project. Includes $4.1 million, $4.4 million and $0.7 million of equity in loss from unconsolidated joint

F 52

ventures related to the Watersound Fountains Independent Living JV during 2025, 2024 and 2023, respectively. The community opened in March 2024 and is currently under lease-up. See Note 4. Joint Ventures and Note 17. Other Income, Net for additional information.
(g)	Includes gain on disposition of assets of $2.6 million related to the sale of the N850J aircraft previously used in hospitality operations. See Note 17. Other Income, Net for additional information.

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

The Company is subject to costs arising out of environmental laws and regulations, which include obligations to remove or limit the effects on the environment of the disposal or release of certain wastes or substances at various sites, including sites which have been previously sold. It is the Company’s policy to accrue and charge against earnings environmental cleanup costs when it is probable that a liability has been incurred and a range of loss can be reasonably estimated. As assessments and cleanups proceed, these accruals are reviewed and adjusted, if necessary, as additional information becomes available. The Company is in the process of assessing certain properties in regard to the effects, if any, on the environment from the disposal or release of wastes or substances. Management is unable to quantify future rehabilitation costs at this time or provide a reasonably estimated range of loss.

Other litigation, claims and disputes, including environmental matters, are pending against the Company. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.1 million and $0.3 million, respectively, as of December 31, 2025 and 2024. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at that time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third-party liability and property damage, including its timber assets.

As of December 31, 2025 and 2024, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial

F 53

guarantees of $14.7 million and $53.1 million, respectively, as well as standby letters of credit in the amount of $0.4 million and $0.7 million, respectively, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of December 31, 2025, the Company had a total of $32.1 million, primarily in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan (the “Pier Park TPS JV Loan”). The loan bears interest at SOFR plus 2.6% and provides for monthly principal and interest payments with a final balloon payment at maturity. In January 2026, the Pier Park TPS JV Loan maturity date was extended from January 2026 to March 2026. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap matures in January 2026 and fixed the variable rate on the related debt, initially at $14.4 million, to a rate of 5.2%. As of December 31, 2025 and 2024, $12.8 million and $13.2 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures and Note 5. Financial Instruments and Fair Value Measurements for additional information. The Pier Park TPS JV is in the process of a long-term extension of the Pier Park TPS JV Loan.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity, with an option to extend the maturity date, subject to bank approval. In January 2026, the Latitude Margaritaville Watersound JV Loan maturity date was extended from December 2025 to January 2029. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of December 31, 2025, there was no balance outstanding on the Latitude Margaritaville Watersound JV Loan. As of December 31, 2024, $41.2 million was outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity. In January 2026, Watersound Fountains JV Loan maturity date was extended from April 2026 to April 2027. The loan includes an option for an extension of the maturity date by an additional twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of December 31, 2025 and 2024, $41.2 million and $41.7 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of December 31, 2025 and 2024, $4.3

F 54

million and $4.4 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both December 31, 2025 and 2024. As of both December 31, 2025 and 2024, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the consolidated balance sheets.

As part of a certain sale of forestry land in 2014, the Company generated significant tax gains. The installment note’s structure allowed the Company to defer the resulting federal and state tax liability of $45.6 million until 2029, the maturity date for the installment note. The Company has a deferred tax liability related to the gain in connection with the sale. At the maturity date of the installment note in 2029, the $200.0 million time deposit included in investments held by special purpose entities will be used to pay the $180.0 million of principal for the Senior Notes held by special purpose entity and the remaining $20.0 million will become available to the Company, which can be used to pay a portion of the tax liability. See Note 5. Financial Instruments and Fair Value Measurements and Note 12. Income Taxes for additional information.

20. Related Party Transactions

The Company provides land, mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. During 2025, 2024 and 2023, the Company recognized $3.7 million, $2.7 million and $1.2 million, respectively, related to revenues from these transactions. As of December 31, 2025 and 2024, receivables from unconsolidated JVs were $1.0 million and less than $0.1 million, respectively.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $2.5 million, $2.4 million and $2.0 million during 2025, 2024 and 2023, respectively.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of $1.6 million, $3.8 million and $3.7 million during 2025, 2024 and 2023, respectively, which were primarily included in investment in real estate, net on the consolidated balance sheets. As of December 31, 2025 and 2024, $0.1 million and $0.5 million, respectively, were payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

21. Subsequent Events

On February 25, 2026, the Company’s Board of Directors declared a cash dividend of $0.16 per share on the Company’s common stock, payable on March 26, 2026, to shareholders of record as of the close of business on March 9, 2026.

F 55

THE ST. JOE COMPANY

SCHEDULE III (CONSOLIDATED) - REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands, unless otherwise stated)

		Initial Cost to Company (b)			Gross Amount as of December 31, 2025
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
Residential developments
Bay County, FL	$12	$2,626	$—	$80,288	$82,914	$—	$82,914	$—	through 2025
Walton County, FL	—	—	—	33,766	33,766	—	33,766	—	through 2025
Gulf County, FL	—	4,000	—	22,032	26,032	—	26,032	—	through 2025
Franklin and Leon Counties, FL	971	8,873	—	(3,923)	4,950	—	4,950	—	through 2022
Residential operating property	—	5,841	6,393	(5,542)	5,856	836	6,692	2,023	2004 - 2007, 2011 - 2012
Hospitality
Watersound Club - Camp Creek Inn, amenity and golf course	26,843	34,475	46,892	327	34,802	46,892	81,694	14,217	2001, 2023
Watersound Club other	—	41,459	20,081	3,325	44,309	20,556	64,865	20,438	2006, 2007, 2018, 2019, 2024
Embassy Suites by Hilton Panama City Beach Resort (e)	49,817	5,500	57,962	—	5,500	57,962	63,462	4,936	2023
The Pearl Hotel	32,560	10,518	38,742	—	10,518	38,742	49,260	3,176	2022
Marinas	—	28,737	10,478	263	29,320	10,158	39,478	5,164	2022
Hotel Indigo/Harrison's Kitchen & Bar (f)	19,024	2,426	30,758	55	2,481	30,758	33,239	2,549	2022-2023
WaterColor Hospitality	—	1,137	17,376	12,454	2,632	28,335	30,967	13,482	2002, 2013, 2022, 2024
Homewood Suites by Hilton Panama City Beach	14,978	1,953	20,193	22	1,975	20,193	22,168	2,406	2022
Hilton Garden Inn Panama City Airport	3,227	1,693	17,101	—	1,693	17,101	18,794	2,414	2021
Home2 Suites by Hilton Santa Rosa Beach	11,215	2,303	14,959	—	2,303	14,959	17,262	1,258	2023
The Lodge 30A (e)	13,587	3,303	12,339	—	3,303	12,339	15,642	1,157	2023
Other	1,621	11,507	13,816	(2,718)	9,253	13,352	22,605	4,902	2008, 2010, 2016, 2019 - 2020
Commercial
Leasing properties:
Watersound Town Center	4,682	13,906	59,479	—	12,407	60,978	73,385	5,877	2020 - 2024
Pier Park North (e)	39,922	13,175	35,243	4,488	13,320	39,586	52,906	19,797	2014 - 2017
Mexico Beach Crossings (e)	42,510	11,225	34,765	—	11,225	34,765	45,990	3,302	2023
Watersound Origins Crossings (e)	51,328	6,853	33,912	12	6,859	33,918	40,777	5,582	2020 - 2021
North Bay Landing	27,619	3,520	34,383	20	3,540	34,383	37,923	3,354	2022-2023
Pier Park Crossings (e)	33,616	8,456	28,664	—	8,456	28,664	37,120	7,052	2019 - 2020
VentureCrossings	—	7,199	29,824	(1,791)	5,717	29,515	35,232	11,301	2012, 2017, 2019
FSU/TMH Medical Campus	—	8,484	21,317	—	8,484	21,317	29,801	1,687	2024
Pier Park Crossings Phase II (e)	21,365	3,567	15,588	—	3,567	15,588	19,155	2,845	2020
Watersound West Bay Center	—	8,825	7,205	—	8,825	7,205	16,030	97	2024
Beckrich Office Park	1,111	2,200	13,298	358	2,223	13,633	15,856	2,828	2017, 2020

F 56

		Initial Cost to Company (b)			Gross Amount as of December 31, 2025
				Costs Capitalized
				Subsequent to				Accumulated	Date of
		Land &	Buildings &	Acquisition or	Land & Land	Buildings and		Depreciation and	Construction or
Description (a)	Encumbrances	Improvements	Improvements	Construction (c)	Improvements	Improvements	Total*	Amortization (d)	Acquisition
WindMark Beach, WaterColor and WaterSound Gatehouse Town centers	—	64	12,467	2,634	147	15,018	15,165	13,346	2001 - 2007, 2016
Watersound Villas on the Fairway	—	1,904	11,471	—	1,904	11,471	13,375	1,155	2022-2023
Self-Storage	—	1,003	6,208	—	1,331	5,880	7,211	816	2021
Other leasing	—	5,221	16,933	449	5,499	17,104	22,603	7,324	through 2023
Commercial developments	—	31,373	—	28,229	59,602	—	59,602	35	through 2025
Forestry and other unimproved land	—	6,552	1,730	18,847	25,399	1,730	27,129	2,310	N/A
Corporate, mitigation banks and other	—	350	3,129	5,346	6,032	2,793	8,825	187	through 2025
Total	$396,008	$300,228	$672,706	$198,941	$486,144	$685,731	$1,171,875	$167,017
*	Excludes unconsolidated JVs.
(a)	All real estate properties are located in Northwest Florida.
(b)	Includes initial costs to the Company to place the assets in service.
(c)	Includes cumulative impairments.
(d)	Depreciation is computed based on the following estimated useful lives. See Note 2. Significant Accounting Policies for additional information.
(i)	Land improvements 15 – 20 years
(ii)	Buildings 20 – 40 years
(iii)	Building improvements 5 – 25 years
(iv)	Leasehold improvements 2 – 25 years (shorter of the minimum lease term or the estimated useful life)
(e)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(f)	Properties are located on leased land.

Notes:

(A)	The aggregate cost of real estate owned as of December 31, 2025 for federal income tax purposes is approximately $940.5 million.
(B)	Reconciliation of real estate owned (in thousands of dollars):

	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of the year	$1,182,716	$1,137,092	$1,092,229
Amounts capitalized	96,103	118,762	165,474
Impairments	—	—	—
Cost of real estate sold	(102,070)	(65,151)	(82,610)
Amounts retired or adjusted (a)	(4,874)	(7,987)	(38,001)
Balance at the end of the year	$1,171,875	$1,182,716	$1,137,092
(a)	Includes transfers of operating property to property and equipment, net.

(C)	Reconciliation of accumulated depreciation (in thousands of dollars):

	December 31, 2025	December 31, 2024	December 31, 2023
Balance at beginning of the year	$142,288	$118,474	$95,968
Depreciation expense	28,539	27,092	22,734
Amounts retired or adjusted	(3,810)	(3,278)	(228)
Balance at the end of the year	$167,017	$142,288	$118,474

F 57

THE ST. JOE COMPANY

SCHEDULE IV (CONSOLIDATED) - MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2025

(Dollars in thousands)

Principal Amount
of Loans Subject
			Periodic		Face	Carrying	to Delinquent
	Interest		Payment	Prior	Amount of	Amount of	Principal
Description of Note Receivable	Rate	Final Maturity Date	Terms	Liens	Mortgages	Mortgages	or Interest
None	N/A	N/A	N/A	N/A	N/A	N/A	N/A

The summarized changes in the carrying amount of mortgage loans are as follows:

	December 31,	December 31,	December 31,
	2025	2024	2023
Balance at beginning of the year	$—	$—	$1,315
Additions during the year - new mortgage loans	—	—	—
Deductions during the year:
Collections of principal	—	—	1,315
Foreclosures	—	—	—
Other	—	—	—
Balance at the end of the year	$—	$—	$—

F 58