Form 10-Q
period 2026-06-30
ST JOE Co
filed 2026-07-29
CIK 745308

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 27, 2026, there were 56,930,451 shares of common stock, no par value, outstanding.

THE ST. JOE COMPANY

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Investment in real estate, net	$990,775	$1,004,858
Investment in unconsolidated joint ventures	70,274	66,052
Cash and cash equivalents	117,315	129,614
Other assets	91,581	73,782
Property and equipment, net of accumulated depreciation of $112,969 and $105,175 as of June 30, 2026 and December 31, 2025, respectively	35,981	41,314
Investments held by special purpose entities	202,421	202,806
Total assets	$1,508,347	$1,518,426
LIABILITIES AND EQUITY
Liabilities:
Debt, net	$370,324	$391,159
Accounts payable and other liabilities	63,687	48,297
Deferred revenue	62,370	58,663
Deferred tax liabilities, net	60,003	65,861
Senior Notes held by special purpose entity	178,996	178,821
Total liabilities	735,380	742,801

Commitments and contingencies (Note 17)

Equity:
Common stock, no par value; 180,000,000 shares authorized; 57,572,323 and 57,547,307 issued at June 30, 2026 and December 31, 2025, respectively; and 56,991,651 and 57,547,307 outstanding at June 30, 2026 and December 31, 2025, respectively	230,176	229,506
Retained earnings	572,259	536,190
Accumulated other comprehensive income	463	594
Treasury stock at cost, 580,672 shares held at June 30, 2026	(38,437)	—
Total stockholders’ equity	764,461	766,290
Non-controlling interest	8,506	9,335
Total equity	772,967	775,625
Total liabilities and equity	$1,508,347	$1,518,426

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(Unaudited)

The following presents the portion of the condensed consolidated balances attributable to the Company’s consolidated joint ventures (“JV”), which as of June 30, 2026 and December 31, 2025, include the Pier Park North JV (“Pier Park North JV”), Pier Park Crossings LLC (“Pier Park Crossings JV”), Origins Crossings, LLC (“Watersound Origins Crossings JV”), Pier Park Crossings Phase II LLC (“Pier Park Crossings Phase II JV”), Mexico Beach Crossings, LLC (“Mexico Beach Crossings JV”), Pier Park Resort Hotel, LLC (“Pier Park Resort Hotel JV”), the 30A Greenway Hotel, LLC (“The Lodge 30A JV”), Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC. As of December 31, 2025, condensed consolidated balances attributable to the Company’s JVs also include SJWCSL, LLC (“Watercrest JV”). See Note 2. Summary of Significant Accounting Policies. Basis of Presentation and Principles of Consolidation and Note 4. Joint Ventures for additional information. The following assets may only be used to settle obligations of the consolidated JVs and the following liabilities are only obligations of the consolidated JVs and do not have recourse to the general credit of the Company, except for covenants and guarantees discussed in Note 8. Debt, Net.

	June 30,	December 31,
	2026	2025
ASSETS
Investment in real estate, net	$226,264	$230,380
Cash and cash equivalents	6,001	4,788
Other assets	11,195	10,930
Property and equipment, net	8,038	10,219
Investments held by special purpose entities	202,421	202,806
Total assets	$453,919	$459,123
LIABILITIES
Debt, net	$246,678	$248,713
Accounts payable and other liabilities	7,401	6,327
Deferred revenue	164	323
Senior Notes held by special purpose entity	178,996	178,821
Total liabilities	$433,239	$434,184

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Real estate revenue	$69,583	$43,828	$109,282	$82,147
Hospitality revenue	74,229	68,746	118,915	108,382
Leasing revenue	15,017	16,508	29,676	32,750
Total revenue	158,829	129,082	257,873	223,279
Expenses:
Cost of real estate revenue (a)	35,657	23,804	57,212	42,643
Cost of hospitality revenue (a)	43,738	42,251	77,569	74,655
Cost of leasing revenue (a)	6,012	7,639	11,729	14,989
Corporate and other operating expenses (a)	7,261	6,442	15,635	13,022
Depreciation, depletion and amortization	11,387	11,986	22,777	24,117
Total expenses	104,055	92,122	184,922	169,426
Operating income	54,774	36,960	72,951	53,853
Other income (expense):
Investment income, net	3,262	3,202	6,532	6,630
Interest expense	(6,880)	(7,760)	(13,974)	(15,535)
Equity in income from unconsolidated joint ventures	4,474	7,547	7,999	17,705
Other expense, net	(532)	(226)	(613)	(454)
Total other income (expense), net	324	2,763	(56)	8,346
Income before income taxes	55,098	39,723	72,895	62,199
Income tax expense	(14,117)	(9,949)	(18,627)	(15,757)
Net income	40,981	29,774	54,268	46,442
Net (income) loss attributable to non-controlling interest	(508)	(250)	139	543
Net income attributable to the Company	$40,473	$29,524	$54,407	$46,985

NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY
Basic	$0.71	$0.51	$0.95	$0.81
Diluted	$0.71	$0.51	$0.95	$0.81

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	57,157,550	58,057,268	57,320,392	58,150,138
Diluted	57,173,162	58,062,291	57,339,624	58,159,589
(a)	Excluding depreciation, depletion and amortization, shown separately above.

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income:	$40,981	$29,774	$54,268	$46,442
Other comprehensive income (loss):
Interest rate swap	85	(5)	265	(219)
Interest rate swap - unconsolidated joint venture	—	8	—	6
Reclassification of net realized gain included in earnings	(252)	(355)	(512)	(708)
Total before income taxes	(167)	(352)	(247)	(921)
Income tax benefit	30	64	44	167
Total other comprehensive loss, net of tax	(137)	(288)	(203)	(754)
Total comprehensive income, net of tax	40,844	29,486	54,065	45,688
Total comprehensive (income) loss attributable to non-controlling interest	(458)	(150)	211	804
Total comprehensive income attributable to the Company	$40,386	$29,336	$54,276	$46,492

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at March 31, 2026	57,494,746	$229,833	$540,911	$550	$(5,421)	$8,524	$774,397
Capital distributions to non-controlling interest	—	—	—	—	—	(476)	(476)
Issuance of restricted stock, net of forfeitures	(3,395)	—	—	—	—	—	—
Stock based compensation expense	—	343	—	—	—	—	343
Repurchase of common stock, including excise tax	(499,700)	—	—	—	(33,016)	—	(33,016)
Dividends ($0.16 per share)	—	—	(9,125)	—	—	—	(9,125)
Other comprehensive loss, net of tax	—	—	—	(87)	—	(50)	(137)
Net income	—	—	40,473	—	—	508	40,981
Balance at June 30, 2026	56,991,651	$230,176	$572,259	$463	$(38,437)	$8,506	$772,967

				Accumulated
	Common Stock			Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at March 31, 2025	58,222,315	$268,978	$463,488	$1,114	$(5,728)	$11,201	$739,053
Capital distributions to non-controlling interest	—	—	—	—	—	(165)	(165)
Stock based compensation expense	—	305	—	—	—	—	305
Repurchase of common stock, including excise tax	(235,400)	—	—	—	(10,608)	—	(10,608)
Dividends ($0.14 per share)	—	—	(8,121)	—	—	—	(8,121)
Other comprehensive loss, net of tax	—	—	—	(188)	—	(100)	(288)
Net income	—	—	29,524	—	—	250	29,774
Balance at June 30, 2025	57,986,915	$269,283	$484,891	$926	$(16,336)	$11,186	$749,950

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Dollars in thousands)

(Unaudited)

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2025	57,547,307	$229,506	$536,190	$594	$—	$9,335	$775,625
Capital contributions from non-controlling interest	—	—	—	—	—	50	50
Capital distributions to non-controlling interest	—	—	—	—	—	(668)	(668)
Issuance of restricted stock, net of forfeitures	25,016	—	—	—	—	—	—
Repurchase of restricted stock withheld for taxes	(4,835)	—	—	—	(333)	—	(333)
Stock based compensation expense	—	670	—	—	—	—	670
Repurchase of common stock, including excise tax	(575,837)	—	—	—	(38,104)	—	(38,104)
Dividends ($0.32 per share)	—	—	(18,338)	—	—	—	(18,338)
Other comprehensive loss, net of tax	—	—	—	(131)	—	(72)	(203)
Net income (loss)	—	—	54,407	—	—	(139)	54,268
Balance at June 30, 2026	56,991,651	$230,176	$572,259	$463	$(38,437)	$8,506	$772,967

	Common Stock			Accumulated Other
	Outstanding		Retained	Comprehensive	Treasury	Non-controlling
	Shares	Amount	Earnings	Income (Loss)	Stock	Interest	Total
Balance at December 31, 2024	58,326,521	$268,668	$454,193	$1,419	$—	$12,455	$736,735
Capital distributions to non-controlling interest	—	—	—	—	—	(465)	(465)
Issuance of restricted stock	19,408	—	—	—	—	—	—
Stock based compensation expense	—	615	—	—	—	—	615
Repurchase of common stock, including excise tax	(359,014)	—	—	—	(16,336)	—	(16,336)
Dividends ($0.28 per share)	—	—	(16,287)	—	—	—	(16,287)
Other comprehensive loss, net of tax	—	—	—	(493)	—	(261)	(754)
Net income (loss)	—	—	46,985	—	—	(543)	46,442
Balance at June 30, 2025	57,986,915	$269,283	$484,891	$926	$(16,336)	$11,186	$749,950

See accompanying notes to the condensed consolidated financial statements.

THE ST. JOE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$54,268	$46,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	22,777	24,117
Stock based compensation	670	615
Equity in income from unconsolidated joint ventures	(7,999)	(17,705)
Distribution of earnings from unconsolidated joint ventures	7,050	13,466
Deferred income tax	(5,814)	(740)
Cost of real estate sold	46,700	39,562
Expenditures for and acquisition of real estate to be sold	(28,633)	(54,957)
Accretion income and other	(563)	(964)
Amortization of debt issuance costs	404	452
Loss on disposal of property and equipment	4	58
Loss on extinguishment of debt	98	86
Changes in operating assets and liabilities:
Other assets	(18,769)	(2,078)
Deferred revenue	3,757	1,126
Accounts payable and other liabilities	12,229	10,599
Net cash provided by operating activities	86,179	60,079
Cash flows from investing activities:
Expenditures for operating property	(13,044)	(11,751)
Expenditures for property and equipment	(2,974)	(2,522)
Proceeds from the disposition of assets	19	67
Capital contributions to unconsolidated joint ventures	(3,291)	(2,113)
Maturities of assets held by special purpose entities	415	415
Net cash used in investing activities	(18,875)	(15,904)
Cash flows from financing activities:
Capital contributions from non-controlling interest	50	—
Capital distributions to non-controlling interest	(668)	(465)
Repurchase of common stock, including excise tax	(37,928)	(16,257)
Payments for taxes withheld on vested restricted stock awards	(333)	—
Dividends paid	(18,345)	(16,293)
Borrowings on debt	—	27,832
Principal payments for debt	(21,804)	(38,035)
Principal payments for finance leases	(171)	(66)
Debt issuance costs	—	(384)
Net cash used in financing activities	(79,199)	(43,668)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,895)	507
Cash, cash equivalents and restricted cash at beginning of the period	136,511	96,316
Cash, cash equivalents and restricted cash at end of the period	$124,616	$96,823

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

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$117,315	$88,158
Restricted cash included in other assets	7,301	8,665
Total cash, cash equivalents and restricted cash shown in the accompanying condensed consolidated statements of cash flows	$124,616	$96,823

Restricted cash includes amounts reserved as a requirement of financing, development for certain of the Company’s projects or long-term mitigation bank management.

	Six Months Ended
	June 30,
	2026	2025
Cash paid during the period for:
Interest, net of interest rate swap	$13,540	$15,071
Federal income taxes, net	$17,002	$11,400
State income taxes, net	$5,000	$2,950

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new or modified finance lease liabilities, net of terminations	$623	$274
Right-of-use assets obtained in exchange for new or modified operating lease liabilities, net of terminations	$(122)	$(152)
Increase in Community Development District debt, net	$642	$—
Transfers of expenditures for operating property to property and equipment	$344	$435
Increase in expenditures for operating properties and property and equipment financed through accounts payable	$1,856	$375
Unrealized gain (loss) on cash flow hedges	$265	$(219)
Excise tax payable on repurchase of common stock	$176	$79
Issuance of restricted stock, net of forfeitures	$1,856	$897

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The unaudited interim condensed consolidated financial statements include the accounts of the Company and all of its majority-owned and controlled subsidiaries, voting interest entities where the Company has a majority voting interest or control and variable interest entities where the Company deems itself the primary beneficiary. Investments in JVs in which the Company is not the primary beneficiary, or a voting interest entity where the Company does not have a majority voting interest or control, but has significant influence are unconsolidated and accounted for by the equity method of accounting. All significant intercompany transactions and balances have been eliminated in consolidation. The December 31, 2025 condensed consolidated balance sheet amounts have been derived from the Company’s December 31, 2025 audited consolidated financial statements. Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications had no effect on the Company’s previously reported total assets and liabilities, equity or net income. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026.

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

While macroeconomic factors such as uncertainty over tariffs, continued inflation, geopolitical conflicts, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, the Company’s segments continued to generate positive financial results through the first six months of 2026. The Company believes this is primarily due to the continued growth of Northwest Florida as a result of net migration, which the Company attributes to the region’s high quality of life, natural beauty and outstanding amenities.

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

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, other receivables and investments held by special purpose entity or entities (“SPE”). The Company deposits and invests cash with local, regional and national financial institutions, and as of June 30, 2026, these balances exceeded the amount of F.D.I.C. insurance provided on such deposits. In addition, as of June 30, 2026, the Company had $63.9 million invested in short-term U.S. Treasury Bills and $1.3 million invested in U.S. Treasury Money Market Funds classified as cash and cash equivalents.

Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to the Company by the basic weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding for the period, including potential dilutive common shares. The treasury stock method is used to determine the effect on diluted earnings. For the six months ended June 30, 2026 and 2025, the Company had 62,655 and 60,217, respectively, unvested shares of restricted stock. For the three months ended June 30, 2026 and 2025, 47,043 and 55,194, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share and for the six months ended June 30, 2026 and 2025, 43,423 and 50,766, respectively, potentially dilutive restricted stock units were excluded from the calculation of diluted income per share since the effect would have been anti-dilutive based on the application of the treasury stock method. See Note 13. Stockholders’ Equity for additional information related to the issuance of common stock for employee compensation.

The computation of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(Dollars in thousands except per share amounts)
Income
Net income attributable to the Company	$40,473	$29,524	$54,407	$46,985

Shares
Weighted average shares outstanding - basic	57,157,550	58,057,268	57,320,392	58,150,138
Incremental shares from restricted stock	15,612	5,023	19,232	9,451
Weighted average shares outstanding - diluted	57,173,162	58,062,291	57,339,624	58,159,589

Net income per share attributable to the Company
Basic income per share	$0.71	$0.51	$0.95	$0.81
Diluted income per share	$0.71	$0.51	$0.95	$0.81

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

3. Investment in Real Estate, Net

Investment in real estate, net, excluding unconsolidated JVs, by property type and segment includes the following:

	June 30,	December 31,
	2026	2025
Development property:
Residential	$147,673	$147,662
Hospitality	13,419	14,141
Commercial	89,354	89,659
Other	7,601	5,683
Total development property	258,047	257,145

Operating property:
Residential	6,644	6,692
Hospitality	444,457	445,295
Commercial	457,062	459,601
Other	3,549	3,142
Total operating property	911,712	914,730
Less: Accumulated depreciation	178,984	167,017
Total operating property, net	732,728	747,713
Investment in real estate, net	$990,775	$1,004,858

Investment in real estate, net is carried at cost, net of depreciation and timber depletion, unless circumstances indicate that the carrying value of the assets may not be recoverable.

Development property consists of land the Company is developing or intends to develop for sale, lease or future operations and includes direct costs associated with the land, as well as development, construction and indirect costs. Residential development property includes existing and planned residential homesites and related infrastructure, as well as completed townhomes. Hospitality development property consists of land, as well as development costs related to improvements to existing properties and design costs for other hospitality assets. Commercial development property primarily consists of land and construction and development costs for planned commercial, multi-family and industrial uses. Other development property includes mitigation banks and construction and development costs of a building for the Company’s real estate brokerage business, title insurance agency and insurance agency businesses. Development property in the hospitality and commercial segments will be reclassified as operating property as it is placed into service.

Operating property includes property that the Company uses for operations and activities. Residential operating property consists primarily of residential utility assets. Hospitality operating property primarily consists of existing hotels, resorts, clubs, marinas and other operations. Commercial operating property includes property used for retail, office, self-storage, light industrial, multi-family, commercial rental and timber purposes. Other operating property includes property used in the Company’s real estate brokerage business, title insurance agency and insurance agency businesses. Operating property may be sold in the future as part of the Company’s principal real estate business. As of June 30, 2026 and December 31, 2025, operating property, net related to operating leases was $346.4 million and $355.1 million, respectively.

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

The timing of cash flows for additional required capital contributions related to the Company’s JVs varies by agreement. Some of the Company’s consolidated and unconsolidated JVs have entered into financing agreements where the Company or its JV partners have provided guarantees. See Note 8. Debt, Net and Note 17. Commitments and Contingencies for additional information. The Company provides land, mitigation bank credits, impact and other fees and services to certain unconsolidated JVs and incurs expenses for leasing management services from the Company’s unconsolidated Watersound Management, LLC (“Watersound Management JV”), see Note 18. Related Party Transactions for additional information.

Consolidated Joint Ventures

Mexico Beach Crossings JV

Mexico Beach Crossings JV was formed in 2022, when the Company entered into a JV agreement to develop, manage and lease a 216-unit multi-family community in Mexico Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Mexico Beach Crossings JV is a voting interest entity as of June 30, 2026 and December 31, 2025.

The Lodge 30A JV

The Lodge 30A JV was formed in 2020, when the Company entered into a JV agreement to develop and operate an 85-room boutique hotel on Scenic County Highway 30A in Seagrove Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 52.8% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined The Lodge 30A JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Pier Park Resort Hotel JV

Pier Park Resort Hotel JV was formed in 2020, when the Company entered into a JV agreement to develop and operate a 255-room Embassy Suites by Hilton hotel in the Pier Park area of Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 70.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company manages the day-to-day operations of the hotel. The Company has significant involvement in the project design and development, annual budgets and financing. The Company determined Pier Park Resort Hotel JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Pier Park Crossings Phase II JV

Pier Park Crossings Phase II JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 120-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings Phase II JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Watercrest JV

Watercrest JV was formed in 2019, when the Company entered into a JV agreement to develop and operate a 107-unit senior living community in Santa Rosa Beach, Florida. In September 2025, the Watercrest JV sold its senior living community property to a third-party and ceased operating activities. The Watercrest JV previously had a $0.8 million indemnity holdback withheld in connection with the sale, which was released in June 2026. As of June 30, 2026 and December 31, 2025, the Company owned an 87.0% interest in the consolidated JV.

Watersound Origins Crossings JV

Watersound Origins Crossings JV was formed in 2019, when the Company entered into a JV agreement to develop, manage and lease a 217-unit multi-family community near the entrance to the Watersound Origins residential community. As of June 30, 2026 and December 31, 2025, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Watersound Origins Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Pier Park Crossings JV

Pier Park Crossings JV was formed in 2017, when the Company entered into a JV agreement to develop, manage and lease a 240-unit multi-family community in the Pier Park area of Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 75.0% interest in the consolidated JV. The Company’s unconsolidated Watersound Management JV is responsible for the day-to-day activities of the community. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park Crossings JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Pier Park North JV

During 2012, the Company entered into a JV agreement with a partner to develop a retail center at Pier Park North. As of June 30, 2026 and December 31, 2025, the Company owned a 90.0% interest in the consolidated JV. A wholly-owned subsidiary of the Company’s JV partner is responsible for the day-to-day activities of the retail center. The Company approves all major decisions, including project development, annual budgets and financing. The Company determined Pier Park North JV is a VIE and that the Company is the VIE’s primary beneficiary as of June 30, 2026 and December 31, 2025.

Unconsolidated Joint Ventures

Investment in unconsolidated joint ventures includes the Company’s investment accounted for using the equity method. The following table presents details of the Company’s investment in unconsolidated joint ventures and total outstanding debt of unconsolidated JVs:

	June 30,	December 31,
	2026	2025
Investment in unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$56,068	$51,648
Watersound Fountains Independent Living JV	2,836	3,159
Pier Park TPS JV (b)	635	—
Pier Park RI JV	7,160	7,494
Busy Bee JV	2,292	2,502
Electric Cart Watersound JV	723	694
Watersound Management JV	560	555
Total investment in unconsolidated joint ventures	$70,274	$66,052

Outstanding debt principal of unconsolidated JVs
Latitude Margaritaville Watersound JV (c)	$—	$—
Watersound Fountains Independent Living JV (c)	41,027	41,195
Pier Park TPS JV (c)	10,749	12,802
Pier Park RI JV	16,189	16,189
Busy Bee JV	4,849	5,025
Electric Cart Watersound JV (c)	4,424	4,485
Total outstanding debt principal of unconsolidated JVs	$77,238	$79,696
(a)	As of both June 30, 2026 and December 31, 2025, the Company’s investment in unconsolidated joint ventures includes intra-entity profit elimination of $0.5 million related to the sale of additional land to the JV, a pro-rata portion of which will be recognized as each home on the land is sold by the JV.
(b)	As of December 31, 2025, the Company’s investment in the unconsolidated joint venture was below zero due to cash distributions and non-cash depreciation and amortization expense. As of December 31, 2025, the Company’s investment in the unconsolidated joint venture is included within accounts payable and other liabilities on the condensed consolidated balance sheets. During the six months ended June 30, 2026, the Company and JV partner each made capital contributions of $1.1 million related to financing and operations of the JV.
(c)	See Note 17. Commitments and Contingencies for additional information related to outstanding debt.

The Company had approximately $22.3 million in cumulative undistributed earnings from its unconsolidated JVs included within investment in unconsolidated joint ventures as of June 30, 2026. During the six months ended June 30, 2026 and 2025, the Company received distributions from unconsolidated JVs totaling $7.0 million and $13.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company made capital contributions to certain unconsolidated JVs totaling $3.3 million and $2.1 million, respectively, related to operations and financing. The Company's maximum exposure to loss due to involvement with the unconsolidated JVs as of June 30, 2026 was $127.1 million, which includes the carrying amounts of the investments, guarantees and other receivables. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company with respect to its involvement with unconsolidated JVs.

The following table presents details of the Company’s equity in income (loss) from unconsolidated JVs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Equity in income (loss) from unconsolidated joint ventures
Latitude Margaritaville Watersound JV (a)	$4,986	$8,435	$10,039	$21,135
Watersound Fountains Independent Living JV (b)	(870)	(953)	(1,778)	(1,978)
Pier Park TPS JV	235	146	82	(127)
Pier Park RI JV (c)	(46)	(162)	(434)	(1,262)
Busy Bee JV (d)	81	39	(10)	(135)
Electric Cart Watersound JV	47	—	29	(5)
Watersound Management JV	41	42	71	77
Total equity in income from unconsolidated joint ventures	$4,474	$7,547	$7,999	$17,705
(a)	During the three months ended June 30, 2026 and 2025, the Latitude Margaritaville Watersound JV completed 86 and 137 home sale transactions, respectively. During the six months ended June 30, 2026 and 2025, the Latitude Margaritaville Watersound JV completed 169 and 329 home sale transactions, respectively.
(b)	The community is under lease-up.
(c)	The six months ended June 30, 2025, include start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Summarized balance sheets for the Company’s unconsolidated JVs are as follows:

	June 30, 2026
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$93,104	(a)	$46,483	$11,256	$29,434	$7,394	$4,779	$—	$192,450
Cash and cash equivalents	39,248		812	798	1,133	822	745	111	43,669
Other assets	1,749		416	250	161	1,895	381	20	4,872
Total assets	$134,101		$47,711	$12,304	$30,728	$10,111	$5,905	$131	$240,991

LIABILITIES AND EQUITY
Debt, net	$—		$40,869	$10,728	$16,011	$4,849	$4,373	$—	$76,830
Accounts payable and other liabilities	33,037		925	305	397	690	115	—	35,469
Equity	101,064		5,917	1,271	14,320	4,572	1,417	131	128,692
Total liabilities and equity	$134,101		$47,711	$12,304	$30,728	$10,111	$5,905	$131	$240,991
(a)	Investment in real estate, net includes the initial land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.

	December 31, 2025
	Latitude Margaritaville Watersound JV		Watersound Fountains Independent Living JV	Pier Park TPS JV		Pier Park RI JV	Busy Bee JV	Electric Cart Watersound JV	Watersound Management JV	Total
ASSETS
Investment in real estate, net	$108,617	(a)	$47,929	$11,469		$30,773	$7,643	$4,904	$—	$211,335
Cash and cash equivalents	11,121		301	253		250	1,005	712	149	13,791
Other assets	1,089		189	182		246	1,701	529	25	3,961
Total assets	$120,827		$48,419	$11,904		$31,269	$10,349	$6,145	$174	$229,087

LIABILITIES AND EQUITY
Debt, net	$—		$41,037	$12,802		$15,965	$5,025	$4,430	$—	$79,259
Accounts payable and other liabilities	30,670		992	181		321	343	354	53	32,914
Equity (deficit)	90,157		6,390	(1,079)	(b)	14,983	4,981	1,361	121	116,914
Total liabilities and equity	$120,827		$48,419	$11,904		$31,269	$10,349	$6,145	$174	$229,087
(a)	Investment in real estate includes the initial land contributed to the Latitude Margaritaville Watersound JV at the Company’s historical cost basis and additional completed infrastructure improvements.
(b)	Deficit includes cash distributions and non-cash depreciation and amortization expense. As of December 31, 2025, the Company and JV partner each contributed assets valued at $3.1 million to the JV, which included land, cash and mitigation credits. As of December 31, 2025, cash of $2.9 million had been distributed to each the Company and JV partner over the past several years.

Summarized statements of operations for the Company’s unconsolidated JVs are as follows:

	Three Months Ended June 30, 2026
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$48,098	$1,160	$1,547	$1,751	$4,406		$1,425	$613	$59,000
Expenses:
Cost of revenue (c)	33,913	1,406	813	904	4,100		1,215	532	42,883
Other operating expenses (c)	4,277	—	—	—	—		1	—	4,278
Depreciation and amortization (d)	172	764	112	672	137		62	—	1,919
Total expenses	38,362	2,170	925	1,576	4,237		1,278	532	49,080
Operating income (loss)	9,736	(1,010)	622	175	169		147	81	9,920
Other (expense) income:
Interest expense	—	(619)	(156)	(267)	(33)		(61)	—	(1,136)
Other income, net	256	3	3	—	17	(e)	6	—	285
Total other income (expense), net	256	(616)	(153)	(267)	(16)		(55)	—	(851)
Net income (loss)	$9,992	$(1,626)	$469	$(92)	$153		$92	$81	$9,069
(a)	The Latitude Margaritaville Watersound JV completed 86 home sale transactions during the three months ended June 30, 2026.
(b)	The community is under lease-up.
(c)	Excluding depreciation and amortization, shown separately above.
(d)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Three Months Ended June 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$79,878	$801	$1,566	$1,750	$4,206		$1,103	$617	$89,921
Expenses:
Cost of revenue (c)	58,543	1,108	905	931	3,907		973	534	66,901
Other operating expenses (c)	4,333	—	—	—	—		—	—	4,333
Depreciation and amortization (d)	155	753	196	691	139		63	—	1,997
Total expenses	63,031	1,861	1,101	1,622	4,046		1,036	534	73,231
Operating income (loss)	16,847	(1,060)	465	128	160		67	83	16,690
Other (expense) income:
Interest expense	—	(696)	(175)	(450)	(35)		(74)	—	(1,430)
Other income (expense), net	22	15	2	(1)	(60)	(e)	7	—	(15)
Total other income (expense), net	22	(681)	(173)	(451)	(95)		(67)	—	(1,445)
Net income (loss)	$16,869	$(1,741)	$292	$(323)	$65		$—	$83	$15,245
(a)	The Latitude Margaritaville Watersound JV completed 137 home sale transactions during the three months ended June 30, 2025.
(b)	The community is under lease-up.
(c)	Excluding depreciation and amortization, shown separately above.
(d)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Six Months Ended June 30, 2026
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$97,074	$2,273	$2,213	$2,608	$7,232		$2,435	$1,312	$115,147
Expenses:
Cost of revenue (c)	68,530	2,852	1,415	1,633	6,917		2,142	1,169	84,658
Other operating expenses (c)	8,566	—	—	—	—		1	—	8,567
Depreciation and amortization (d)	360	1,521	223	1,341	272		125	—	3,842
Total expenses	77,456	4,373	1,638	2,974	7,189		2,268	1,169	97,067
Operating income (loss)	19,618	(2,100)	575	(366)	43		167	143	18,080
Other (expense) income:
Interest expense	—	(1,237)	(416)	(497)	(65)		(122)	—	(2,337)
Other income, net	499	10	4	—	14	(e)	11	—	538
Total other income (expense), net	499	(1,227)	(412)	(497)	(51)		(111)	—	(1,799)
Net income (loss)	$20,117	$(3,327)	$163	$(863)	$(8)		$56	$143	$16,281
(a)	The Latitude Margaritaville Watersound JV completed 169 home sale transactions during the six months ended June 30, 2026.
(b)	The community is under lease-up.
(c)	Excluding depreciation and amortization, shown separately above.
(d)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(e)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

	Six Months Ended June 30, 2025
	Latitude Margaritaville Watersound JV (a)	Watersound Fountains Independent Living JV (b)	Pier Park TPS JV	Pier Park RI JV (c)	Busy Bee JV		Electric Cart Watersound JV	Watersound Management JV	Total
Total revenue	$196,280	$1,542	$2,213	$2,534	$7,128		$2,176	$1,280	$213,153
Expenses:
Cost of revenue (d)	144,745	2,323	1,569	1,634	6,826		1,926	1,125	160,148
Other operating expenses (d)	9,044	—	—	—	—		—	—	9,044
Depreciation and amortization (e)	287	1,505	556	1,858	273		125	—	4,604
Total expenses	154,076	3,828	2,125	3,492	7,099		2,051	1,125	173,796
Operating income (loss)	42,204	(2,286)	88	(958)	29		125	155	39,357
Other (expense) income:
Interest expense	—	(1,383)	(344)	(861)	(69)		(147)	—	(2,804)
Other income (expense), net	65	20	2	(705)	(172)	(f)	13	—	(777)
Total other income (expense), net	65	(1,363)	(342)	(1,566)	(241)		(134)	—	(3,581)
Net income (loss)	$42,269	$(3,649)	$(254)	$(2,524)	$(212)		$(9)	$155	$35,776
(a)	The Latitude Margaritaville Watersound JV completed 329 home sale transactions during the six months ended June 30, 2025.
(b)	The community is under lease-up.
(c)	Activity includes start-up, depreciation and interest expenses for the project.
(d)	Excluding depreciation and amortization, shown separately above.
(e)	Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life.
(f)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Latitude Margaritaville Watersound JV

LMWS, LLC (“Latitude Margaritaville Watersound JV”) was formed in 2019, when the Company entered into a JV agreement to develop a 55+ active adult residential community in Bay County, Florida. As of June 30, 2026, the Latitude Margaritaville Watersound JV had 183 homes under contract and has completed 2,359 home sale transactions of the total estimated 3,700 homes planned in the community. As of June 30, 2026 and December 31, 2025, the Company owned a 50.0% interest in the JV. During the six months ended June 30, 2026 and 2025, the Company received $6.8 million and $13.4 million, respectively, of cash distributions from the JV. During the six months ended June 30, 2026, the Company and JV partner each made capital contributions of $0.6 million related to operations of the JV. During the six months ended June 30, 2025, the Company and JV partner did not make any capital contributions. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Latitude Margaritaville Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Latitude Margaritaville Watersound JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to the guaranty by the Company. See Note 18. Related Party Transactions for additional information.

In December 2025, the Company sold an additional 34 acres of land to the Latitude Margaritaville Watersound JV with a contractual value of $1.2 million, which will be paid as each home is sold by the JV. The initial net present value of the additional land sale was $0.9 million and is included within other assets on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company also eliminated intra-entity profit of $0.5 million, included in investment in unconsolidated joint ventures on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, a pro-rata portion of which will be recognized as each home on the land is sold by the JV.

As of June 30, 2026 and December 31, 2025, the Company’s investment in the unconsolidated Latitude Margaritaville Watersound JV was $56.1 million and $51.6 million, respectively, which includes the net present value of the initial land contribution, cash contributions, additional completed infrastructure improvements and equity in income, less distributions and intra-entity profit elimination of the additional land sale. As of June 30, 2026, the Company completed $8.4 million of the $9.2 million total agreed upon infrastructure improvements. The Company’s unimproved initial land contribution and agreed upon infrastructure improvements are being distributed at an average of $10,000 per home, as each home is sold by the JV.

Watersound Fountains Independent Living JV

WOSL, LLC (“Watersound Fountains Independent Living JV”) was formed in 2021. The Company entered into a JV agreement to develop and manage a 148-unit independent senior living community located near the Watersound Origins residential community. As of June 30, 2026 and December 31, 2025, the Company owned a 53.8% interest in the JV. During the six months ended June 30, 2026 and 2025, the Company made capital contributions of $1.5 million and $2.1 million, respectively, and each member also made capital contributions based on their pro-rata ownership interest, related to operations of the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Watersound Fountains Independent Living JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Watersound Fountains Independent Living JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park TPS JV

Pier Park TPS, LLC (“Pier Park TPS JV”) was formed in 2018. The Company entered into a JV agreement to develop and operate a 124-room hotel in Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 50.0% interest in the JV. During the six months ended June 30, 2026, the Company and JV partner each made capital contributions of $1.1 million related to financing and operations of the JV. During the six months ended June 30, 2025, the Company and JV partner did not make any capital contributions to the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park TPS JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park TPS JV is accounted for using the equity method. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Pier Park RI JV

Pier Park RI, LLC (“Pier Park RI JV”) was formed in 2022. The Company entered into a JV agreement to develop and operate a 121-room hotel in Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 50.0% interest in the JV. During the six months ended June 30, 2026, the Company and JV partner each made capital contributions of $0.1 million related to operations of the JV. During the six months ended June 30, 2025, the Company and JV partner did not make any capital contributions to the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Pier Park RI JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Pier Park RI JV is accounted for using the equity method.

In 2025, the JV refinanced into a $16.2 million loan (the “Pier Park RI JV Loan”). The Pier Park RI JV Loan bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.1%, with a floor of 3.1%. The loan requires interest only payments through November 2026 and monthly payments of principal and interest thereafter, with a final balloon payment at maturity in December 2030. The loan is secured by real property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. As of both June 30, 2026 and December 31, 2025, $16.2 million was outstanding on the Pier Park RI JV Loan.

Busy Bee JV

SJBB, LLC (“Busy Bee JV”) was formed in 2019, when the Company entered into a JV agreement to develop and manage a Busy Bee branded fuel station and convenience store, which includes a Starbucks, in Panama City Beach, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 50.0% interest in the JV. During the six months ended June 30, 2026, the Company and JV partner each received $0.2 million of cash distributions from the JV. During the six months ended June 30, 2025, the Company and JV partner did not receive any cash distributions from the JV. The Company’s partner is responsible for the day-to-day activities of the JV. The Company has determined that Busy Bee JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in the Busy Bee JV is accounted for using the equity method.

In 2019, the JV entered into a $5.4 million construction loan (the “Busy Bee JV Construction Loan”) and a $1.2 million equipment loan (the “Busy Bee JV Equipment Loan”). The Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan bear interest at SOFR plus 1.6%. The Busy Bee JV Construction Loan provides for monthly principal and interest payments with a final balloon payment at maturity in November 2035. The Busy Bee JV Equipment Loan provides for monthly principal and interest payments through maturity in November 2027. The loans are secured by real and personal property and certain other security interests. The Company’s JV partner is the sole guarantor and receives a fee related to the guarantee from the Company based on the Company’s ownership percentage. The Busy Bee JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR for the Busy Bee JV Construction Loan and the Busy Bee JV Equipment Loan. The Busy Bee JV Construction Loan interest rate swap matures in November 2035 and fixed the variable rate debt, initially at $5.4 million amortizing to $2.8 million at swap maturity, to a rate of 2.7%. The Busy Bee JV Equipment Loan interest rate swap matures in November 2027 and fixed the variable rate debt, initially at $1.2 million to maturity, to a rate of 2.1%. As of June 30, 2026 and December 31, 2025, $4.6 million and $4.7 million, respectively, was outstanding on the Busy Bee JV Construction Loan. As of June 30, 2026 and December 31, 2025, $0.3 million and $0.4 million, respectively, was outstanding on the Busy Bee JV Equipment Loan.

Electric Cart Watersound JV

SJECC, LLC (“Electric Cart Watersound JV”) was formed in 2022, when the Company entered into a JV agreement to develop, manage and operate a golf cart and low speed vehicle “LSV” business at the Watersound West Bay Center adjacent to the Latitude Margaritaville Watersound residential community in Bay County, Florida. As of June 30, 2026 and December 31, 2025, the Company owned a 51.0% interest in the JV. The Company’s JV partner manages the day-to-day operations of the business. The Company has determined Electric Cart Watersound JV is a VIE, but that the Company is not the primary beneficiary since it does not have the power to direct the activities that most significantly impact the economic performance of the JV. The Company’s investment in Electric Cart Watersound JV is accounted for using the equity method.

As of both June 30, 2026 and December 31, 2025, the Electric Cart Watersound JV had $2.2 million of floorplan line of credit facilities to finance its golf cart and LSV inventory, which are secured by the JV. Borrowings under the line of credit facility bear interest at various rates based on the number of days outstanding after an interest free period ranging from two to six months. As of both June 30, 2026 and December 31, 2025, the JV had an outstanding principal balance of $0.2 million on these line of credit facilities. See Note 17. Commitments and Contingencies for additional information related to debt guaranteed by the Company.

Watersound Management JV

Watersound Management, LLC was formed in 2021, when the Company entered into a JV agreement to lease, manage and operate multi-family housing developments for which the JV is the exclusive renting and management agent. All activity of Watersound Management JV is related to multi-family housing developments owned by the Company or by consolidated JVs of the Company. As of June 30, 2026 and December 31, 2025, the Company owned a 50.0% interest in the JV. During each the six months ended June 30, 2026 and 2025, the Company and JV partner each received less than $0.1 million of cash distributions from the JV. The day-to-day activities of the JV are being managed through a board of managers, with each JV partner having equal voting rights. The Company has determined that Watersound Management JV is a voting interest entity, but that the Company does not have a majority voting interest. The Company’s investment in Watersound Management JV is accounted for using the equity method. See Note 18. Related Party Transactions for additional information.

5. Financial Instruments and Fair Value Measurements

Fair Value Measurements

The financial instruments measured at fair value on a recurring basis are as follows:

	June 30, 2026
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$1,302	$—	$—	$1,302
U.S. Treasury Bills	63,864	—	—	63,864
	$65,166	$—	$—	$65,166

	December 31, 2025
				Total Fair
	Level 1	Level 2	Level 3	Value
Cash equivalents:
Money market funds	$5,108	$—	$—	$5,108
U.S. Treasury Bills	58,896	—	—	58,896
	$64,004	$—	$—	$64,004

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

Assets and liabilities measured at fair value on a recurring basis related to interest rate swap agreements designated as cash flow hedges are as follows:

			Fixed	Notional				Fair	Location in
	Effective	Maturity	Interest	Amount as of	Derivative Asset Fair Value			Value	Consolidated
Description	Date	Date	Rate	June 30, 2026	June 30, 2026		December 31, 2025	Level	Balance Sheets

				In Millions	In Thousands
Pier Park Resort Hotel JV Loan (a)	December 2022	April 2027	3.2%	$39.4		$886	$1,127	2	Other assets
Pier Park TPS JV Loan (b)	January 2021	January 2026	5.2%	$ N/A	$	N/A	$7	2	Accounts payable and other liabilities
(a)	See Note 8. Debt, Net for additional information.
(b)	Interest rate swap was entered into by the Pier Park TPS JV, which is unconsolidated and accounted for using the equity method. The interest rate swap matured in January 2026. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

The following is a summary of the effect of derivative instruments on the Company’s condensed consolidated statements of income and condensed consolidated statements of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amount of net gain (loss) recognized in other comprehensive loss	$85	$3	$265	$(213)
Amount of net gain reclassified into interest expense	$(252)	$(326)	$(506)	$(651)
Amount of net gain reclassified into equity in income from unconsolidated joint ventures	$—	$(29)	$(6)	$(57)

As of June 30, 2026, based on current value, the Company expects to reclassify $0.9 million of derivative instruments from accumulated other comprehensive income to earnings during the next twelve months. See Note 12. Accumulated Other Comprehensive Income for additional information.

Investment in Unconsolidated Joint Ventures

The Company evaluates its investment in unconsolidated JVs for impairment during each reporting period. A series of operating losses of an investee or other factors may indicate that a decrease in the value of the Company’s investment in the unconsolidated JV has occurred. The amount of impairment recognized is the excess of the investment’s carrying value over its estimated fair value. The fair value of the Company’s investment in unconsolidated JVs is determined primarily using a discounted cash flow model to value the underlying net assets or cash flows of the respective JV. The fair value of investment in unconsolidated JVs required to be assessed for impairment is determined using Level 3 inputs in the fair value hierarchy. No impairment for unconsolidated JVs was recorded during the six months ended June 30, 2026 and 2025. See Note 4. Joint Ventures for additional information.

Fair Value of Financial Instruments

The carrying value of the Company’s cash and cash equivalents, restricted cash, receivables, other assets, accounts payable and other liabilities approximate fair value due to the short-term nature of these instruments.

The Company uses the following methods and assumptions in estimating fair value for financial instruments:

●	The fair value of the investments held by SPE - time deposit is based on the present value of future cash flows at the current market rate.
●	The fair value of the investments held by SPE - U.S. Treasury Bills are measured based on quoted market prices in an active market.
●	The fair value of debt is based on discounted future expected cash flows based on current market rates for financial instruments with similar risks, terms and maturities.
●	The fair value of the senior notes held by SPE is based on the present value of future cash flows at the current market rate.

The carrying amount and estimated fair value, measured on a nonrecurring basis, of the Company’s financial instruments were as follows:

	June 30, 2026			December 31, 2025
	Carrying	Estimated		Carrying	Estimated
	value	Fair value	Level	value	Fair value	Level
Investments held by SPEs:
Time deposit	$200,000	$200,000	3	$200,000	$200,000	3
U.S. Treasury Bills	$2,062	$2,043	1	$2,442	$2,434	1

Senior Notes held by SPE	$178,996	$181,066	3	$178,821	$183,033	3

Debt
Fixed-rate debt	$275,986	$237,462	2	$280,089	$239,992	2
Variable-rate debt	98,860	98,860	2	115,919	115,919	2
Total debt	$374,846	$336,322		$396,008	$355,911

Investments and Senior Notes Held by Special Purpose Entities

In connection with a real estate sale in 2014, the Company received consideration including a $200.0 million fifteen-year installment note (the “Timber Note”) issued by Panama City Timber Finance Company, LLC. The Company contributed the Timber Note and assigned its rights as a beneficiary under a letter of credit to Northwest Florida Timber Finance, LLC. Northwest Florida Timber Finance, LLC monetized the Timber Note by issuing $180.0 million aggregate principal amount of its 4.8% Senior Secured Notes due in 2029 (the “Senior Notes”) at an issue price of 98.5% of face value to third party investors. The investments held by Panama City Timber Finance Company, LLC as of June 30, 2026, consist of a $200.0 million time deposit that, subsequent to April 2, 2014, pays interest at 4.0% and matures in March 2029, U.S. Treasuries of $2.1 million and cash of $0.3 million. The Senior Notes held by Northwest Florida Timber Finance, LLC as of June 30, 2026 consist of $179.0 million, net of the $1.0 million discount and debt issuance costs. Panama City Timber Finance Company, LLC and Northwest Florida Timber Finance, LLC are VIEs, which the Company consolidates as the primary beneficiary of each entity.

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

The components of leasing revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Leasing revenue
Lease payments	$12,821	$14,038	$25,345	$27,709
Variable lease payments	2,196	2,470	4,331	5,041
Total leasing revenue	$15,017	$16,508	$29,676	$32,750

Minimum future base rental revenue on non-cancelable leases subsequent to June 30, 2026, for the years ending December 31 are:

2026	$20,664
2027	25,159
2028	17,018
2029	13,480
2030	9,047
Thereafter	58,445
$143,813

The Company as Lessee

As of June 30, 2026, the Company leased certain office and other equipment under finance leases and had operating leases for property and equipment used in corporate, hospitality and commercial operations with remaining lease terms up to the year 2081. Operating leases also include property for hospitality employee housing. Certain leases include options to purchase, terminate or renew for one or more years, which are included in the lease term used to establish right-of-use assets and lease liabilities when it is reasonably certain that the option will be exercised. The Company uses its incremental borrowing rate to determine the present value of the lease payments since the rate implicit in each lease is not readily determinable. The Company recognizes short-term (twelve months or less) lease payments in profit or loss on a straight-line basis over the term of the lease and variable lease payments in the period in which the obligation for those payments is incurred. Cash flows from operating activities include $1.0 million during each of the six months ended June 30, 2026 and 2025, related to cash paid for amounts included in the measurement of operating lease liabilities.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$88	$55	$175	$105
Interest on lease liability	15	7	31	15
Operating lease cost	500	543	996	1,095
Variable and short-term lease cost	954	914	1,232	1,182
Total lease cost	$1,557	$1,519	$2,434	$2,397

Other information
Weighted-average remaining lease term - finance lease (in years)			2.3	2.4
Weighted-average remaining lease term - operating leases (in years)			1.3	1.4
Weighted-average discount rate - finance lease			5.8%	5.6%
Weighted-average discount rate - operating leases			5.2%	5.1%

The aggregate payments of finance and operating lease liabilities subsequent to June 30, 2026, for the years ending December 31 are:

	Finance Leases	Operating Leases
2026	$202	$991
2027	388	67
2028	284	55
2029	184	43
2030	11	43
Thereafter	4	—
Total	1,073	1,199
Less imputed interest	(92)	(19)
Total lease liabilities	$981	$1,180

7. Other Assets

Other assets consist of the following:

	June 30,	December 31,
	2026	2025
Accounts receivable, net	$17,940	$11,003
Homesite sales receivable	37,308	28,075
Inventory	3,646	3,312
Prepaid expenses	13,101	11,847
Straight-line rent	4,584	3,595
Operating lease right-of-use assets	1,196	2,274
Restricted cash	7,301	6,897
Other assets	3,567	3,841
Accrued interest receivable for Senior Notes held by SPE	2,938	2,938
Total other assets	$91,581	$73,782

Accounts Receivable, Net

Accounts receivable, net primarily include membership fees, hospitality receivables, real estate receivables, leasing receivables and other receivables. Accounts receivable, net had opening balances of $11.0 million and $14.6 million, as of January 1, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, accounts receivable, net includes $2.2 million and $3.6 million, respectively, of club membership initiation fee installments receivable. As of both June 30, 2026 and December 31, 2025, accounts receivable, net includes receivables from unconsolidated JVs of $1.0 million. See Note 18. Related Party Transactions for additional information.

At each reporting period, accounts receivable in the scope of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments—Credit Losses (“Topic 326”) are pooled by type and judgements are made based on historical losses and expected credit losses based on economic trends to determine the allowance for credit losses primarily using the aging method. Actual losses could differ from those estimates. Write-offs are recorded when the Company concludes that all or a portion of the receivable is no longer collectible. As of June 30, 2026 and December 31, 2025, accounts receivable, net were presented net of allowance for credit losses and net of allowance for lease related receivables of $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2026 and 2025, allowance for credit losses and allowance for leases related to accounts receivable, net increased $0.1 million and less than $0.1 million, respectively.

Homesite Sales Receivable

Homesite sales receivable from contracts with customers include estimated homesite residuals and certain estimated fees that are recognized as revenue at the time of sale to homebuilders, subject to constraints. Estimated homesite residuals and certain estimated fees recognized as revenue may vary significantly from period to period due to the mix and number of homesites sold in specific communities during each period. Any change in circumstances from the estimated amounts will be updated at each reporting period. The receivable will be collected as the homebuilders build the homes and sell to retail consumers, which can occur over multiple years.

The following table presents the changes in homesite sales receivable:

	June 30,	June 30,
	2026	2025
Balance at beginning of period	$28,075	$25,788
Increases due to revenue recognized for homesites sold	14,557	3,378
Decreases due to amounts received	(5,324)	(4,604)
Balance at end of period	$37,308	$24,562

Prepaid Expenses

Prepaid expenses as of June 30, 2026 and December 31, 2025, include commercial leasing related prepaid expenses of $3.4 million and $4.0 million, respectively, and prepaid insurance of $6.8 million and $4.1 million, respectively, as well as other prepaid items.

Restricted Cash

Restricted cash as of June 30, 2026 and December 31, 2025, includes cash and escrow deposits primarily related to requirements for financing, development for certain of the Company’s projects or long-term mitigation bank management.

Other Assets

Other assets as of June 30, 2026 and December 31, 2025, include $0.9 million and $1.1 million, respectively, for the fair value of derivative assets. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

8. Debt, Net

Debt consists of the following:

			Effective Rate
			June 30,	June 30,	December 31,
	Maturity Date	Interest Rate Terms	2026	2026	2025
Watersound Origins Crossings JV Loan (insured by HUD)	April 2058	Fixed	5.0%	$51,005	$51,328
Pier Park Resort Hotel JV Loan	April 2027	SOFR plus 2.1% (a)	3.7%	49,261	49,817
Mexico Beach Crossings JV Loan (insured by HUD)	March 2064	Fixed	3.0%	42,209	42,510
PPN JV Loan	October 2035	Fixed	6.1%	39,683	39,922
PPC JV Loan (insured by HUD)	June 2060	Fixed	3.1%	33,341	33,616
Pearl Hotel Loan	December 2032	Fixed	6.3%	31,320	32,560
North Bay Landing Loan (insured by HUD)	March 2060	Fixed	5.9%	27,493	27,619
Watersound Camp Creek Loan	December 2047	SOFR plus 2.1%, floor 2.6%	5.8%	26,538	26,843
PPC II JV Loan (insured by HUD)	May 2057	Fixed	2.7%	21,146	21,365
Hotel Indigo Loan	October 2028	SOFR plus 2.5%, floor 2.5%	6.1%	18,607	19,024
Breakfast Point Hotel Loan	November 2042	Fixed (b)	6.0%	13,718	14,978
Lodge 30A JV Loan	January 2028	Fixed	3.8%	13,306	13,587
Topsail Hotel Loan	July 2027	SOFR plus 2.1%, floor 3.0%	5.8%	4,454	11,215
Community Development District debt	May 2028-May 2039	Fixed	3.6 to 6.0%	2,765	2,604
Watersound Town Center Grocery Loan (c)	N/A	N/A	N/A	—	4,682
Airport Hotel Loan (c)	N/A	N/A	N/A	—	3,227
Beckrich Building III Loan (c)	N/A	N/A	N/A	—	1,111
Total principal outstanding				374,846	396,008
Unamortized discount and debt issuance costs				(4,522)	(4,849)
Total debt, net				$370,324	$391,159
(a)	The Pier Park Resort Hotel JV entered into an interest rate swap that matures in April 2027 and fixed the variable rate on the notional amount of related debt, initially at $42.0 million, amortizing to $38.7 million at swap maturity, to a rate of 3.2%. See Note 5. Financial Instruments and Fair Value Measurements for additional information.
(b)	The Breakfast Point Hotel Loan interest rate is fixed through November 2027 and in December 2027 the rate will adjust to the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan.
(c)	In the first half of 2026, the loan was paid in full.

The Company’s indebtedness consists of various loans on real and leasehold property. These loans are typically secured by various interests in the property such as assignment of rents, leases, deposits, permits, plans, specifications, fees, agreements, approvals, contracts, licenses, construction contracts, development contracts, service contracts, franchise agreements, the borrower’s assets, improvements, and security interests in the rents, personal property, management agreements, construction agreements, improvements, accounts, profits, leases and fixtures (collectively, “Security Interests”). The specific Security Interests vary from loan to loan. As of June 30, 2026, the weighted average effective interest rate of total outstanding debt was 4.7%, of which 84.1% includes fixed or swapped interest rates, and the average remaining life was 19.8 years.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by the U.S. Department of Housing and Urban Development (“HUD”), for a multi-family community located near the entrance to the Watersound Origins residential community (the “Watersound Origins Crossings JV Loan”). The loan provides for monthly payments of principal and interest through maturity in April 2058. The loan includes a prepayment premium due to the lender of 1% - 7% for any principal that is prepaid through April 2033. The loan is secured by the real property and certain other Security Interests.

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

In 2021, a wholly-owned subsidiary of the Company entered into a $28.0 million loan, which is guaranteed by the Company, to finance the construction of an inn and amenity center near the Watersound Camp Creek residential community (the “Watersound Camp Creek Loan”). The loan provides for monthly principal and interest payments through maturity in December 2047. The loan is secured by the real property and certain other Security Interests. As guarantor, the Company’s liability under the loan has been reduced to 25% of the outstanding principal amount upon the project reaching and maintaining a certain debt service coverage ratio over a prescribed period, which will be reassessed based on future performance. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor.

In 2022, the Pier Park Crossings Phase II JV refinanced into a $22.9 million loan, insured by HUD, for a multi-family community in Panama City Beach, Florida (the “PPC II JV Loan”). The loan provides for monthly payments of principal and interest through maturity in May 2057. The loan includes a prepayment premium due to the lender of 1% - 6% for any additional principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests.

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

In 2021, The Lodge 30A JV entered into a $15.0 million loan to finance the construction of a boutique hotel in Seagrove Beach, Florida (the “Lodge 30A JV Loan”). The loan provides for monthly principal and interest payments with a final balloon payment at maturity in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, wholly-owned subsidiaries of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. As guarantor, the Company’s liability under the loan has been reduced to 25% of the outstanding principal balance upon the project reaching and maintaining a certain debt service coverage ratio over a prescribed period, which will be reassessed based on future performance. The Company receives a monthly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage.

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

Community Development District (“CDD”) bonds financed the construction of infrastructure improvements at some of the Company’s projects. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. CDD debt is secured by certain real estate or other collateral. The Company has recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, the Company has recorded a liability for the portion of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that the Company will ultimately be responsible for repayment. The Company’s total CDD debt assigned to property it owns was $8.5 million and $9.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company pays interest on this total outstanding CDD debt.

In 2021, a wholly-owned subsidiary of the Company entered into a $12.0 million loan, to finance the construction of a building in the Watersound Town Center near the Watersound Origins residential community (the “Watersound Town Center Grocery Loan”). In the second quarter of 2026, the loan was paid in full.

In 2020, a wholly-owned subsidiary of the Company entered into a $15.3 million loan, to finance construction of a hotel in Panama City, Florida (the “Airport Hotel Loan”). In the second quarter of 2026, the loan was paid in full.

In 2019, a wholly-owned subsidiary of the Company entered into a $5.5 million loan, to finance the construction of an office building in Panama City Beach, Florida (the “Beckrich Building III Loan”). In the first quarter of 2026, the loan was paid in full.

The Company’s financing agreements are subject to various customary debt covenants and as of both June 30, 2026 and December 31, 2025, the Company was in compliance with the financial debt covenants.

As of June 30, 2026, property, receivables and inventory that were pledged as collateral related to the Company’s debt agreements, had an approximate carrying amount of $448.2 million. These assets are included within investment in real estate, net, property and equipment, net and other assets on the condensed consolidated balance sheets.

The aggregate maturities of debt subsequent to June 30, 2026, for the years ending December 31 are:

2026	$4,471
2027	60,645
2028	36,364
2029	6,711
2030	6,855
Thereafter	259,800
$374,846

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consist of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$23,119	$17,227
Income tax payable	4,565	2,125
Finance lease liabilities	981	529
Operating lease liabilities	1,180	2,235
Accrued compensation	6,280	8,543
Other accrued liabilities	10,689	5,196
Club membership deposits	3,051	3,087
Advance deposits	10,972	6,505
Accrued interest expense for Senior Notes held by SPE	2,850	2,850
Total accounts payable and other liabilities	$63,687	$48,297

Accounts payable as of June 30, 2026 and December 31, 2025, primarily include payables and retainage related to the Company’s development and construction projects.

Other accrued liabilities include $4.8 million of accrued property taxes as of June 30, 2026, which are generally paid annually in November. As of December 31, 2025, the Company had no accrued property taxes.

Advance deposits consist of deposits received on hotel rooms and related hospitality activities. Advance deposits are recorded as accounts payable and other liabilities in the condensed consolidated balance sheets without regard to whether they are refundable and are recognized as income at the time the service is provided for the related deposit.

10. Deferred Revenue

As of June 30, 2026 and December 31, 2025, deferred revenue includes club initiation fees of $47.5 million and $45.9 million, respectively, and other deferred revenue of $14.9 million and $12.8 million, respectively.

Club initiation fees are recognized as revenue over the estimated average duration of membership, which is evaluated periodically. The following table presents the changes in club initiation fees related to contracts with customers:

	June 30,	June 30,
	2026	2025
Balance at beginning of period	$45,929	$45,885
New club memberships	9,277	6,222
Revenue from amounts included in contract liability opening balance	(7,285)	(6,730)
Revenue from current period new memberships	(432)	(365)
Balance at end of period	$47,489	$45,012

Remaining performance obligations represent contracted revenue that has not been recognized related to club initiation fees. As of June 30, 2026, remaining performance obligations were $47.5 million, of which the Company expects to recognize as revenue $7.1 million in 2026, $24.2 million in 2027 through 2028, $13.1 million in 2029 through 2030 and $3.1 million thereafter.

Other deferred revenue as of both June 30, 2026 and December 31, 2025, includes $10.9 million related to a 2006 agreement pursuant to which the Company agreed to sell land to the Florida Department of Transportation. Revenue is recognized when title to a specific parcel is legally transferred.

11. Income Taxes

Income tax expense (benefit) attributable to income from operations differed from the amount computed by applying the statutory federal income tax rate of 21% as of June 30, 2026 and 2025 to pre-tax income as a result of the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
U.S. federal statutory tax rate	$11,571	21.0%	$8,342	21.0%	$15,308	21.0%	$13,062	21.0%
State and local income taxes, net of federal income tax effect (a)	2,428	4.4%	1,752	4.4%	3,212	4.4%	2,743	4.4%
Energy related tax credits	—	—%	(270)	(0.7)%	—	—%	(270)	(0.4)%
Nontaxable or nondeductible and other items	118	0.2%	125	0.3%	107	0.2%	222	0.3%
Total income tax expense	$14,117	25.6%	$9,949	25.0%	$18,627	25.6%	$15,757	25.3%
(a)	State taxes in Florida make up all of the tax effect in this category.

As of June 30, 2026 and December 31, 2025, the Company had income tax payable of $4.6 million and $2.1 million, respectively, included within accounts payable and other liabilities on the condensed consolidated balance sheets.

In general, a valuation allowance is recorded if, based on all available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the Company’s deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in the appropriate tax jurisdictions to obtain a benefit from the reversal of deductible temporary differences and from loss carryforwards. As of both June 30, 2026 and December 31, 2025, the Company did not have a valuation allowance.

Significant judgment is required in evaluating the Company's uncertain tax positions and determining its provision for income taxes. The Company regularly assesses the likelihood of adverse outcomes resulting from potential examinations to determine the adequacy of its provision for income taxes and applies a “more-likely-than-not” in determining the financial statement recognition and measurement of a tax position taken or expected to be taken in the tax returns. The Company has not identified any material unrecognized tax benefits as of June 30, 2026 or December 31, 2025.

12. Accumulated Other Comprehensive Income

Following is a summary of the changes in the balances of accumulated other comprehensive income, which is presented net of tax:

	Unrealized
	Gain (Loss) on
	Cash Flow
	Hedges	Total
Accumulated other comprehensive income as of December 31, 2025	$594	$594
Other comprehensive income before reclassifications	218	218
Amounts reclassified from accumulated other comprehensive income	(421)	(421)
Other comprehensive loss	(203)	(203)
Less: Other comprehensive loss attributable to non-controlling interest	72	72
Accumulated other comprehensive income as of June 30, 2026	$463	$463

Following is a summary of the tax effects allocated to other comprehensive (loss) income:

	Three Months Ended June 30, 2026
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swap	$85	$(15)	$70
Reclassification adjustment for net (gain) loss included in earnings	(252)	45	(207)
Net unrealized (loss) gain	(167)	30	(137)
Other comprehensive (loss) income	$(167)	$30	$(137)

	Three Months Ended June 30, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swap	$(5)	$1	$(4)
Interest rate swap - unconsolidated affiliate	8	(2)	6
Reclassification adjustment for net (gain) loss included in earnings	(355)	65	(290)
Net unrealized (loss) gain	(352)	64	(288)
Other comprehensive (loss) income	$(352)	$64	$(288)

	Six Months Ended June 30, 2026
	Before-	Tax (Expense)	Net-of-
	Tax Amount	Benefit	Tax Amount
Interest rate swap	$265	$(47)	$218
Reclassification adjustment for net (gain) loss included in earnings	(512)	91	(421)
Net unrealized (loss) gain	(247)	44	(203)
Other comprehensive (loss) income	$(247)	$44	$(203)

	Six Months Ended June 30, 2025
	Before-	Tax Benefit	Net-of-
	Tax Amount	(Expense)	Tax Amount
Interest rate swap	$(219)	$39	$(180)
Interest rate swap - unconsolidated joint venture	6	(2)	4
Reclassification adjustment for net (gain) loss included in earnings	(708)	130	(578)
Net unrealized (loss) gain	(921)	167	(754)
Other comprehensive (loss) income	$(921)	$167	$(754)

13. Stockholders’ Equity

Dividends

During the three months ended June 30, 2026 and 2025, the Company paid dividends of $0.16 and $0.14, respectively, per share on the Company’s common stock for a total of $9.1 million and $8.1 million, respectively. During the six months ended June 30, 2026 and 2025, the Company paid dividends of $0.32 and $0.28, respectively, per share on the Company’s common stock for a total of $18.3 million and $16.3 million, respectively.

Stock Repurchase Program

The Company’s Board of Directors (the “Board”) approved a stock repurchase program (the “Stock Repurchase Program”) pursuant to which the Company is authorized to repurchase shares of its common stock. The program has no expiration date.

During the three months ended June 30, 2026, the Company repurchased 499,700 shares of its common stock outstanding at an average repurchase price of $65.42, per share, for an aggregate purchase price of $32.7 million, excluding the excise tax on stock repurchases in excess of issuances. During the three months ended June 30, 2025, the Company repurchased 235,400 shares of its common stock outstanding at an average repurchase price of $44.66, per share, for an aggregate purchase price of $10.5 million, excluding the excise tax on stock repurchases in excess of issuances. During the six months ended June 30, 2026, the Company repurchased 575,837 shares of its common stock outstanding at an average repurchase price of $65.54, per share, for an aggregate purchase price of $37.7 million, excluding the excise tax on stock repurchases in excess of issuances. During the six months ended June 30, 2025, the Company repurchased 359,014 shares of its common stock outstanding at an average repurchase price of $45.13, per share, for an aggregate purchase price of $16.2 million, excluding the excise tax on stock repurchases in excess of issuances. In May 2026, the Board increased the total authorization under the Stock Repurchase Program to $200.0 million. As of June 30, 2026, the Company had a total authority of $173.0 million available for purchase of shares of its common stock. The Company may repurchase its common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The Stock Repurchase Program will continue until otherwise modified or terminated by the Company’s Board at any time in its sole discretion.

Issuance of Common Stock for Employee Compensation

In 2026, the Company granted 28,411 restricted stock awards to certain employees pursuant to the Company’s 2025 Performance and Equity Incentive Plan (the “2025 Plan”). The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2026, 1,766 unvested restricted shares were forfeited. The weighted average grant date fair value of the restricted stock awards was $72.69 per share.

In 2025, the Company granted 16,076 restricted stock awards to certain employees pursuant to the Company’s 2015 Performance and Equity Incentive Plan (the “2015 Plan”). The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2026, 5,359 of the restricted shares vested on the annual anniversary. During the six months ended June 30, 2026, 899 unvested restricted shares were forfeited. The weighted average grant date fair value of the restricted stock awards was $46.24 per share.

In 2024, the Company granted 26,744 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vest in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2026 and 2025, 8,050 and 8,051, respectively, of the restricted shares vested on the annual anniversaries. During the six months ended June 30, 2026, 730 unvested restricted shares were forfeited. The weighted average grant date fair value of the restricted stock awards was $54.16 per share.

In March 2023, the Company granted 12,796 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2026 and 2025, 3,187 and 3,185, respectively, of the restricted shares vested on the annual anniversaries. The weighted average grant date fair value of the restricted stock awards was $39.42 per share.

In February 2023, the Company granted 17,943 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2026 and 2025, 5,982 and 5,979, respectively, of the restricted shares vested on the annual anniversaries. The weighted average grant date fair value of the restricted stock awards was $44.30 per share.

In 2022, the Company granted 25,594 restricted stock awards to certain employees pursuant to the 2015 Plan. The restricted stock awards vested in equal annual installments on the first, second and third annual anniversary of the grant date, subject to the recipient’s continued employment through and on the applicable vesting date. During the six months ended June 30, 2025, 7,664 of the restricted shares vested on the annual anniversary. The weighted average grant date fair value of the restricted stock awards was $46.73 per share.

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

During the six months ended June 30, 2026, the Company repurchased 4,835 shares of its common stock outstanding at an average repurchase price of $68.85, per share, for an aggregate purchase price of $0.3 million, excluding the excise tax on stock repurchases in excess of issuances, related to shares withheld from vested restricted stock awards to satisfy employees’ minimum statutory tax withholding requirements.

Following is a summary of non-vested restricted share activity:

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
Non-Vested Restricted Shares	Shares	Per Share	Shares	Per Share
Balance at beginning of period	60,217	$49.02	65,688	$49.31
Granted	28,411	$72.69	19,408	$46.24
Vested	(22,578)	$47.59	(24,879)	$47.61
Forfeited	(3,395)	$61.70	—	$—
Balance at end of period	62,655	$59.58	60,217	$49.02

Stock based compensation cost is measured at the grant date based on the fair value of the award and is typically recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. Forfeitures are accounted for as they occur. During each of the three months ended June 30, 2026 and 2025, the Company recorded expense of $0.3 million and during the six months ended June 30, 2026 and 2025, the Company recorded expense of $0.7 million and $0.6 million, respectively, related to restricted stock awards for employee compensation.

As of June 30, 2026 and December 31, 2025, unrecognized compensation costs, related to non-vested restricted stock awards, were $2.9 million and $1.7 million, respectively. As of June 30, 2026, unrecognized compensation costs will be recognized over a weighted average period of 2.5 years.

14. Revenue Recognition

Revenue consists primarily of real estate sales, hospitality operations and leasing operations. Other revenue consists of real estate brokerage business, title insurance agency and insurance agency business revenue (collectively, “Business Services”) and mitigation bank credit sales revenue. Taxes collected from customers and remitted to governmental authorities (e.g., sales tax) are excluded from revenue, cost of revenue and expenses. The following represents revenue disaggregated by segment, goods or service and timing:

	Three Months Ended June 30, 2026
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$52,837	$3,560	$7,884	$5,302	$69,583
Hospitality revenue	—	74,229	—	—	74,229
Leasing revenue	—	1,141	13,764	112	15,017
Total revenue	$52,837	$78,930	$21,648	$5,414	$158,829

Timing of Revenue Recognition:
Recognized at a point in time	$52,837	$62,072	$7,884	$5,302	$128,095
Recognized over time	—	15,717	—	—	15,717
Over lease term	—	1,141	13,764	112	15,017
Total revenue	$52,837	$78,930	$21,648	$5,414	$158,829

	Three Months Ended June 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$38,057	$1,400	$3,191	$1,180	$43,828
Hospitality revenue	—	68,746	—	—	68,746
Leasing revenue	40	1,011	15,317	140	16,508
Total revenue	$38,097	$71,157	$18,508	$1,320	$129,082

Timing of Revenue Recognition:
Recognized at a point in time	$38,057	$56,340	$3,191	$1,180	$98,768
Recognized over time	—	13,806	—	—	13,806
Over lease term	40	1,011	15,317	140	16,508
Total revenue	$38,097	$71,157	$18,508	$1,320	$129,082

	Six Months Ended June 30, 2026
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$81,168	$7,120	$11,546	$9,448	$109,282
Hospitality revenue	—	118,915	—	—	118,915
Leasing revenue	—	1,949	27,523	204	29,676
Total revenue	$81,168	$127,984	$39,069	$9,652	$257,873

Timing of Revenue Recognition:
Recognized at a point in time	$81,168	$95,404	$11,546	$9,448	$197,566
Recognized over time	—	30,631	—	—	30,631
Over lease term	—	1,949	27,523	204	29,676
Total revenue	$81,168	$127,984	$39,069	$9,652	$257,873

	Six Months Ended June 30, 2025
	Residential	Hospitality	Commercial	Other	Total
Revenue by Major Good/Service:
Real estate revenue	$70,962	$1,400	$7,583	$2,202	$82,147
Hospitality revenue	—	108,382	—	—	108,382
Leasing revenue	119	1,926	30,422	283	32,750
Total revenue	$71,081	$111,708	$38,005	$2,485	$223,279

Timing of Revenue Recognition:
Recognized at a point in time	$70,962	$82,451	$7,583	$2,202	$163,198
Recognized over time	—	27,331	—	—	27,331
Over lease term	119	1,926	30,422	283	32,750
Total revenue	$71,081	$111,708	$38,005	$2,485	$223,279

15. Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment income, net
Interest, dividend and accretion income	$995	$835	$2,011	$1,719
Interest income from investments in SPEs	2,003	2,003	4,006	4,006
Other interest income	264	364	515	905
Total investment income, net	3,262	3,202	6,532	6,630
Interest expense
Interest incurred for project financing and other interest expense	(4,654)	(5,539)	(9,524)	(11,093)
Interest expense and amortization of discount and issuance costs for Senior Notes issued by SPE	(2,226)	(2,221)	(4,450)	(4,442)
Total interest expense	(6,880)	(7,760)	(13,974)	(15,535)
Equity in income from unconsolidated joint ventures	4,474	7,547	7,999	17,705
Other expense, net
Loss on disposition of assets	—	(6)	(4)	(52)
Miscellaneous expense, net	(532)	(220)	(609)	(402)
Other expense, net	(532)	(226)	(613)	(454)
Total other income (expense), net	$324	$2,763	$(56)	$8,346

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

Other interest income includes interest earned on the Company’s unimproved land contribution to the unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community and other receivables. See Note 4. Joint Ventures for additional information.

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

During the three and six months ended June 30, 2026 and 2025, the Company did not capitalize interest related to projects under development or construction.

Equity in Income from Unconsolidated Joint Ventures

Equity in income from unconsolidated joint ventures includes the Company’s proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in income from unconsolidated joint ventures includes income related to the Latitude Margaritaville Watersound JV of $5.0 million and $8.4 million during the three months ended June 30, 2026 and 2025, respectively, and $10.0 million and $21.1 million during the six months ended June 30, 2026 and 2025, respectively. The Latitude Margaritaville Watersound JV completed 86 and 137 home sale transactions during the three months ended June 30, 2026 and 2025, respectively, and 169 and 329 home sale transactions during the six months ended June 30, 2026 and 2025, respectively. Equity in income from unconsolidated joint ventures also includes loss related to the Pier Park RI JV of $0.4 million and $1.3 million during the six months ended June 30, 2026 and 2025, respectively. The six months ended June 30, 2025, include start-up, depreciation and interest expenses for the project. Equity in income from unconsolidated joint ventures also includes loss related to the Watersound Fountains Independent Living JV of $0.9 million and $1.0 million during the three months ended June 30, 2026 and 2025, respectively, and $1.8 million and $2.0 million during the six months ended June 30, 2026 and 2025, respectively. The community is under lease-up. See Note 4. Joint Ventures for additional information.

Other Expense, Net

Other expense, net primarily includes expense for design costs for certain commercial assets the Company is no longer pursuing, loss on early extinguishment of debt, fees related to loans, loss on disposal of assets and other income and expense items.

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

Information by business segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue:
Residential	$52,837	$38,097	$81,168	$71,081
Hospitality (a)	78,930	71,157	127,984	111,708
Commercial (b)	21,648	18,508	39,069	38,005
Other (c)	5,414	1,320	9,652	2,485
Consolidated revenue	$158,829	$129,082	$257,873	$223,279

Cost of revenue:
Cost of residential revenue (d)	$27,518	$21,138	$43,221	$39,104
Cost of hospitality revenue (a) (d)	45,755	43,812	81,325	76,701
Cost of commercial revenue (b) (d)	7,470	7,838	13,534	14,872
Cost of other revenue (c) (d)	4,664	906	8,430	1,610
Consolidated cost of revenue (d)	$85,407	$73,694	$146,510	$132,287

Gross profit:
Residential	$25,319	$16,959	$37,947	$31,977
Hospitality (a)	33,175	27,345	46,659	35,007
Commercial (b)	14,178	10,670	25,535	23,133
Other (c)	750	414	1,222	875
Consolidated gross profit	$73,422	$55,388	$111,363	$90,992

Corporate and other operating expenses:
Residential (d)	$1,498	$1,151	$2,843	$2,355
Hospitality (d)	517	413	1,052	849
Commercial (d)	1,199	1,153	2,460	2,272
Other (c) (d)	4,047	3,725	9,280	7,546
Consolidated corporate and other operating expenses (d)	$7,261	$6,442	$15,635	$13,022

Depreciation, depletion and amortization:
Residential	$25	$58	$50	$117
Hospitality	7,008	7,190	14,025	14,352
Commercial (b)	4,233	4,640	8,477	9,452
Other	121	98	225	196
Consolidated depreciation, depletion and amortization	$11,387	$11,986	$22,777	$24,117

Investment income, net:
Residential	$264	$357	$515	$891
Hospitality	111	31	185	62
Commercial	4	12	7	77
Other (e)	2,883	2,802	5,825	5,600
Consolidated investment income, net	$3,262	$3,202	$6,532	$6,630

Interest expense:
Residential	$89	$90	$178	$181
Hospitality	2,171	2,650	4,453	5,310
Commercial (b)	2,392	2,797	4,888	5,600
Other (f)	2,228	2,223	4,455	4,444
Consolidated interest expense	$6,880	$7,760	$13,974	$15,535

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Equity in income (loss) from unconsolidated joint ventures:
Residential (g)	$4,986	$8,435	$10,039	$21,135
Commercial (h)	(512)	(888)	(2,040)	(3,430)
Consolidated equity in income from unconsolidated joint ventures	$4,474	$7,547	$7,999	$17,705

Other income (expense), net:
Residential	$123	$75	$247	$181
Hospitality	(34)	(63)	(53)	(154)
Commercial	(723)	(229)	(868)	(500)
Other	102	(9)	61	19
Other expense, net	$(532)	$(226)	$(613)	$(454)

Income (loss) before income taxes:
Residential (g)	$29,080	$24,525	$45,677	$51,532
Hospitality (a)	23,556	17,060	27,261	14,404
Commercial (b) (h)	5,123	976	6,809	1,957
Other (c) (e) (f)	(2,661)	(2,838)	(6,852)	(5,694)
Consolidated income before income taxes	$55,098	$39,723	$72,895	$62,199

Capital expenditures:
Residential	$14,779	$26,274	$26,115	$51,407
Hospitality	986	4,402	3,713	7,176
Commercial	7,070	5,554	12,978	10,104
Other	1,161	253	1,845	543
Total capital expenditures	$23,996	$36,483	$44,651	$69,230
(a)	The three and six months ended June 30, 2026, include $3.6 million and $7.1 million, respectively, of revenue and $1.3 million and $2.6 million, respectively, of cost of revenue, resulting in gross profit of $2.3 million and $4.5 million, respectively, related to the sale of vacation rental properties. The three and six months ended June 30, 2025, include $1.4 million of revenue and $0.8 million of cost of revenue, resulting in gross profit of $0.6 million, related to the sale of a hospitality property.
(b)	In September 2025, the Watercrest JV sold its senior living community property and ceased operating activities. See Note 4. Joint Ventures for additional information.
(c)	The three and six months ended June 30, 2026 and 2025, include activity for the Company’s real estate brokerage business, which began operations in the second quarter of 2025.
(d)	Excluding depreciation, depletion and amortization, shown separately above.
(e)	Includes interest income from investments in SPE of $2.0 million in each of the three months ended June 30, 2026 and 2025 and $4.0 million in each of the six months ended June 30, 2026 and 2025.
(f)	Includes interest expense from investments in SPE of $2.2 million in each of the three months ended June 30, 2026 and 2025 and $4.5 million and $4.4 million in the six months ended June 30, 2026 and 2025, respectively.
(g)	Equity in income from unconsolidated joint ventures includes $5.0 million and $8.4 million for the three months ended June 30, 2026 and 2025, respectively, and $10.0 million and $21.1 million for the six months ended June 30, 2026 and 2025, respectively, related to the Latitude Margaritaville Watersound JV. During the three months ended June 30, 2026 and 2025, the Latitude Margaritaville Watersound JV completed 86 and 137 home sale transactions, respectively, and 169 and 329 home sale transactions during the six months ended June 30, 2026 and 2025, respectively. See Note 4. Joint Ventures and Note 15. Other Income (Expense), Net for additional information.
(h)	The six months ended June 30, 2026 and 2025, include $0.4 million and $1.3 million, respectively, of equity in loss from unconsolidated joint ventures related to the Pier Park RI JV. The six months ended June 30, 2025, include start-up, depreciation and interest expenses for the project. The three months ended June 30, 2026 and 2025, include $0.9 million and $1.0 million, respectively, and the six months ended June 30, 2026 and 2025 include $1.8 million and $2.0 million, respectively, of equity in loss from unconsolidated joint ventures related to the Watersound Fountains Independent Living JV. The community is under lease-up. See Note 4. Joint Ventures and Note 15. Other Income (Expense), Net for additional information.

	June 30,	December 31,
	2026	2025
Investment in unconsolidated joint ventures:
Residential	$56,068	$51,648
Commercial	14,206	14,404
Total investment in unconsolidated joint ventures	$70,274	$66,052

Total assets:
Residential	$256,566	$238,506
Hospitality	441,248	450,534
Commercial	496,271	505,490
Other	314,262	323,896
Total assets	$1,508,347	$1,518,426

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

Other litigation, claims and disputes, including environmental matters, are pending against the Company. The Company did not have any accrued aggregate liabilities related to the matters described above as of June 30, 2026. Accrued aggregate liabilities related to the matters described above and other litigation matters were $0.1 million as of December 31, 2025. Significant judgment is required in both the determination of probability and whether the amount of an exposure is reasonably estimable. Due to uncertainties related to these matters, accruals are based only on the information available at the time. As additional information becomes available, management reassesses potential liabilities related to pending claims and litigation and may revise its previous estimates, which could materially affect the Company’s results of operations for any particular reporting period.

The Company has retained certain self-insurance risks with respect to losses for third party liability and property damage, including its timber assets.

As of June 30, 2026 and December 31, 2025, the Company was required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $29.3 million and $14.7 million, respectively, as well as standby letters of credit in the amount of $0.4 million as of both periods, which may potentially result in liability to the Company if certain obligations of the Company are not met.

As of June 30, 2026, the Company had a total of $40.0 million, primarily in construction and development related contractual obligations.

In 2019, the Company’s unconsolidated Pier Park TPS JV, entered into a $14.4 million loan, as amended (the “Pier Park TPS JV Loan”). The loan bore interest at SOFR plus 2.6%. The Pier Park TPS JV entered into an interest rate swap to hedge cash flows tied to changes in the underlying floating interest rate tied to SOFR. The interest rate swap fixed the variable rate on the related debt, initially at $14.4 million to a rate of 5.2%. The interest rate swap matured in January 2026. See Note 5. Financial Instruments and Fair Value Measurements for additional information.

In April 2026, the Pier Park TPS JV amended the Pier Park TPS JV Loan, which decreased the principal balance to $10.8 million, reduced the interest rate to SOFR plus 2.1%, with a floor of 2.6%, and provides for monthly principal and interest payments with a final balloon payment at maturity in April 2031. The loan is secured by the real and personal property and certain other Security Interests. In connection with the amended loan, the Company, a wholly-owned subsidiary of the Company and the Company’s JV partner entered into a joint and several payment and performance guarantee in favor of the lender. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. As guarantor, the Company’s liability under the loan can be reduced to 50% of the outstanding principal amount upon the project reaching and maintaining a trailing six months of operations with a certain debt service coverage ratio and further reduced to 25% of the outstanding principal amount upon reaching and maintaining a trailing twelve months of operations with a certain debt service coverage ratio. As of June 30, 2026 and December 31, 2025, $10.7 million and $12.8 million, respectively, was outstanding on the Pier Park TPS JV Loan. See Note 4. Joint Ventures for additional information.

In 2020, the Company’s unconsolidated Latitude Margaritaville Watersound JV, entered into a $45.0 million loan, as amended (the “Latitude Margaritaville Watersound JV Loan”). The loan bears interest at SOFR plus 2.5%, with a floor of 3.0%. The loan provides for monthly interest payments with a final balloon payment at maturity in January 2029, with an option to extend the maturity date by one year, subject to bank approval. The loan is secured by the real and personal property and certain other Security Interests. In connection with the loan, the Company and the Company’s JV partner entered into an unconditional guaranty of completion of certain homes and related improvements in favor of the lender. As of June 30, 2026 and December 31, 2025, there was no balance outstanding on the Latitude Margaritaville Watersound JV Loan. See Note 4. Joint Ventures for additional information.

In 2021, the Company’s unconsolidated Watersound Fountains Independent Living JV, entered into a $41.9 million loan, as amended (the “Watersound Fountains JV Loan”). The loan bears interest at SOFR plus 2.1%, with a floor of 2.6%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in April 2027. The loan includes an option for an extension of the maturity date by twelve months, subject to certain conditions, which would provide for continued monthly principal and interest payments with a final balloon payment at the extended maturity date. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company executed a guarantee in favor of the lender to guarantee the payment and performance of the borrower under the Watersound Fountains JV Loan. The guarantee contains customary provisions providing for full recourse upon the occurrence of certain events. The Company, as the guarantor, receives a quarterly fee related to the guarantee from its JV partners based on the JV partners’ ownership percentage. As of June 30, 2026 and December 31, 2025, $40.8 million and $41.2 million, respectively, was outstanding on the Watersound Fountains JV Loan. See Note 4. Joint Ventures for additional information.

In 2022, the Company’s unconsolidated Electric Cart Watersound JV, entered into a $5.4 million loan (the “Electric Cart Watersound JV Loan”). The loan bears interest at SOFR plus 1.8%, with a floor of 2.1%. The loan provides for monthly principal and interest payments with a final balloon payment at maturity in September 2032. The loan is secured by the real property and certain other Security Interests. In connection with the loan, the Company, a wholly-owned subsidiary of the Company and the Electric Cart Watersound JV entered into a joint and several payment and performance guarantee in favor of the lender. After the initial forty-eight months of the loan, the Company’s liability as guarantor under the loan will be reduced to 50% of the outstanding principal balance upon reaching a certain debt service coverage and other conditions. The Company is the sole guarantor and receives a quarterly fee related to the guarantee from its JV partner based on the JV partner’s ownership percentage. As of June 30, 2026 and December 31, 2025, $4.2 million and $4.3 million, respectively, was outstanding on the Electric Cart Watersound JV Loan. See Note 4. Joint Ventures for additional information.

The Company has assessed the need to record a liability for the guarantees related to the Company’s unconsolidated JVs and did not record an obligation as of both June 30, 2026 and December 31, 2025. As of both June 30, 2026 and December 31, 2025, allowance for credit losses related to the contingent aspect of these guarantees, based on historical experience and economic trends, was $0.1 million and is included within accounts payable and other liabilities on the condensed consolidated balance sheets.

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

18. Related Party Transactions

The Company provides land, mitigation bank credits, impact and other fees, property for lease and services to certain unconsolidated JVs. The Company recognized revenue related to these transactions of $0.4 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $1.6 million during the six months ended June 30, 2026 and 2025, respectively. As of both June 30, 2026 and December 31, 2025, receivables from unconsolidated JVs were $1.0 million.

The Watersound Management JV provides leasing management services for the Company’s multi-family communities. The Company incurred expense related to these transactions of $0.6 million during each of the three months ended June 30, 2026 and 2025 and $1.3 million during each of the six months ended June 30, 2026 and 2025. See Note 4. Joint Ventures for additional information.

The Company incurred land development and planning costs reimbursements to the Latitude Margaritaville Watersound JV of less than $0.1 million and $0.6 million during the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million and $1.1 million during the six months ended June 30, 2026 and 2025, respectively, which were primarily included in investment in real estate, net on the condensed consolidated balance sheets. As of June 30, 2026, there were no payables to related parties. As of December 31, 2025, $0.1 million was payable to the Latitude Margaritaville Watersound JV. See Note 4. Joint Ventures for additional information.

19. Subsequent Events

On July 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.16 per share on the Company’s common stock, payable on September 18, 2026, to shareholders of record at the close of business on August 21, 2026.

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

Business Overview

St. Joe is a diversified Florida real estate development, asset management and operating company with all of its real estate assets and operations in Northwest Florida. We intend to use existing assets for residential, hospitality and commercial ventures. We have significant residential and commercial land-use entitlements. We actively seek higher and better uses for our real estate assets through a range of development activities. As part of our core business strategy, we have created a meaningful portion of our business through JVs. We enter into these arrangements for the purposes of developing real estate and other business activities, which we believe allows us to complement our growth strategy, leverage industry expertise and diversify our business. We may partner with or explore the sale of discrete assets, such as our sale of a senior living community property in September 2025, in order to optimize resource allocation and maximize value. See Note 4. Joint Ventures for additional information. We seek to continue to enhance the value of our owned real estate assets by developing residential, hospitality and commercial projects to meet market demand. Approximately 87% of our real estate is located in Florida’s Bay, Gulf, and Walton counties. Approximately 90% of our real estate land holdings are located within fifteen miles of the Gulf.

We believe our present capital structure, liquidity and land provide us with years of opportunities to increase recurring revenue and long-term value for our shareholders. We intend to continue to focus on our core business activity of real estate development, asset management and operations by developing long-term, scalable residential communities, growing our hospitality offerings and expanding our portfolio of income producing commercial properties. In addition, we operate a real estate brokerage business, title insurance agency and insurance agency business. We continue to develop a broad range of asset types that we believe will provide acceptable rates of return, grow recurring revenues and support future business. Capital commitments will be funded with cash proceeds from completed projects, existing cash, owned-land, partner capital and financing arrangements. These investments are made with a long-term value creation perspective. Timing of projects may be subject to delays caused by factors beyond our control. We may also choose to operate rather than lease assets, lease rather than sell assets, or sell improved rather than unimproved land that may delay revenue and profits.

Our real estate investment strategy focuses on projects that meet long-term risk-adjusted return criteria. Our practice is to only incur such expenditures when our analysis indicates that a project will generate a return equal to or greater than the threshold return over its life.

Highlights for the second quarter of 2026 compared to the second quarter of 2025 include:

●	Quarterly net income increased by 37.3% to $40.5 million, or $0.71 per share, during the three months ended June 30, 2026, from $29.5 million, or $0.51 per share in the same period in 2025, our highest second quarter net income in 30 years since a one-off gain on sale of discontinued operations in 1996.
●	Toal quarterly revenue increased by 23.0% to $158.8 million during the three months ended June 30, 2026, from $129.1 million in the same period in 2025, our highest second quarter revenue in 20 years.
●	Real estate revenue increased by 58.9% to $69.6 million during the three months ended June 30, 2026, from $43.8 million in the same period in 2025.

●	Hospitality revenue increased by 7.8% to a quarterly record of $74.2 million during the three months ended June 30, 2026, from $68.8 million in the same period in 2025.
●	In the second quarter of 2026, we funded $24.0 million in capital expenditures, repurchased $32.7 million of our common stock (499,700 shares), paid $9.1 million in cash dividends and repaid $10.9 million of debt.

Market Conditions

While macroeconomic factors such as uncertainty over tariffs, continued inflation, geopolitical conflicts, elevated interest rates and higher insurance costs for consumers and overall consumer confidence, among other things, continued to produce economic headwinds and impacted buyer sentiment in many parts of the country, our segments continued to generate positive financial results through the first six months of 2026. We believe this is primarily due to the continued growth of Northwest Florida as a result of net migration, which we attribute to the region’s high quality of life, natural beauty and outstanding amenities.

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

Reportable Segments

We conduct primarily all of our business in the following three reportable segments: (1) residential, (2) hospitality and (3) commercial.

The following table sets forth the relative contribution of these reportable segments to our consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Residential	33.3%	29.5%	31.5%	31.9%
Hospitality	49.7%	55.1%	49.6%	50.0%
Commercial	13.6%	14.4%	15.2%	17.0%
Other	3.4%	1.0%	3.7%	1.1%
Consolidated revenue	100.0%	100.0%	100.0%	100.0%

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

The East Lake Creek, East Lake Powell, Lake Powell, Lake Powell Estates, Park Place East, Pigeon Creek, Teachee, West Bay Creek and West Laird projects have phases of homesites in preliminary planning or permitting. Homesites in these projects will be developed based on market demand.

The SummerCamp Beach community has homesites available for sale and along with the RiverCamps and SouthWood communities, have additional lands for future development.

The Latitude Margaritaville Watersound community is a 55+ active adult residential community in Bay County, Florida. The community is located near the Intracoastal Waterway with convenient access to the Northwest Florida Beaches International Airport. The community is being developed through our unconsolidated Latitude Margaritaville Watersound JV with our partner Minto Communities USA, a homebuilder and community developer, and is estimated to include approximately 3,700 residential homes, which are being developed in smaller increments of discrete neighborhoods. As of June 30, 2026, the unconsolidated Latitude Margaritaville Watersound JV had completed 2,359 home sale transactions of the total estimated 3,700 homes planned in the community and had 183 homes under contract, which are expected to result in a sales value to the JV of approximately $115.1 million at closing of the homes. See Note 4. Joint Ventures for additional information.

The residential homesite pipeline by community/project is as follows:

		Residential Homesite Pipeline (a)
		Platted or		Additional
		Under	Engineering	Entitlements with
Community/Project	Location	Development	or Permitting	Concept Plan	Total
Breakfast Point East (b)	Bay County, FL	14	85	171	270
College Station	Bay County, FL	39	—	199	238
East Lake Creek (b)	Bay County, FL	—	—	166	166
East Lake Powell (c)	Bay County, FL	—	—	89	89
Lake Powell (d)	Bay County, FL	—	—	1,323	1,323
Lake Powell Estates	Bay County, FL	—	4	—	4
Latitude Margaritaville Watersound (d) (e)	Bay County, FL	1,262	104	—	1,366
Salt Creek at Mexico Beach (b)	Bay County, FL	—	—	357	357
Park Place	Bay County, FL	153	—	—	153
Park Place East	Bay County, FL	—	—	2,000	2,000
Pigeon Creek (d)	Bay County, FL	—	340	2,990	3,330
RiverCamps (c)	Bay County, FL	—	—	149	149
SouthWood (f)	Leon County, FL	—	—	920	920
SummerCamp Beach (b)	Franklin County, FL	15	—	185	200
Teachee (d)	Bay County, FL	—	103	1,647	1,750
Titus Park	Bay County, FL	140	171	211	522
Bayside at Ward Creek (d)	Bay County, FL	156	177	—	333
Breakwater at Ward Creek (d)	Bay County, FL	95	—	—	95
Salt Grass at Ward Creek (d)	Bay County, FL	83	305	—	388
Watersound Camp Creek (f)	Walton County, FL	11	—	—	11
Watersound Origins (f)	Walton County, FL	39	—	—	39
Watersound Origins West (d)	Walton County, FL	107	220	2,816	3,143
West Bay Creek (d)	Bay County, FL	—	—	5,250	5,250
West Laird (d)	Bay County, FL	—	—	2,390	2,390
WindMark Beach (f)	Gulf County, FL	174	—	474	648
Total Homesites		2,288	1,509	21,337	25,134

(a)	The number of homesites are preliminary and are subject to change. Includes homesites platted or currently in concept planning, engineering, permitting or development. We have significant additional entitlements for future residential homesites on our land holdings.
(b)	Planned Unit Development (“PUD”).
(c)	Development Agreement (“DA”).
(d)	Detailed Specific Area Plan (“DSAP”).
(e)	The unconsolidated Latitude Margaritaville Watersound JV builds and sells homes in this community.
(f)	Development of Regional Impact (“DRI”).

In addition to the communities listed above, we have a number of other residential project concepts in various stages of planning and evaluation.

As of June 30, 2026, we had eighteen different homebuilders within our residential communities. As of June 30, 2026, we had 3,077 residential homesites under contract, which include 1,326 homesites within the Pigeon Creek project, which is structured to include significant variable revenue due to its long-term nature. In addition, as of June 30, 2026, we had approximately 647 entitled but undeveloped homesites within the SouthWood community under contract. Excluding the Pigeon Creek project and SouthWood community contracts due to their scale and timing, the remaining 1,104 residential homesites under contract are expected to result in revenue of approximately $109.2 million, plus residuals, at closing of the homesites over the next several years. By comparison, as of June 30, 2025, we had 1,209 residential homesites under contract, with an expected revenue of approximately $121.7 million, plus residuals. The change in homesites under contract is due to homesite transactions since the end of the prior period, new contracts, and the amount of remaining homesites in current phases of the residential communities. Homesite prices vary significantly by community and often sell in concentrated transactions that may impact period over period results.

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

We also own and operate retail stores, standalone restaurants and other entertainment assets.

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

Total units and percentage leased for multi-family and senior living communities by location are as follows:

			June 30, 2026			December 31, 2025
					Percentage			Percentage
					Leased			Leased
		Units	Units	Units	of Units	Units	Units	of Units
	Location	Planned (a)	Completed	Leased	Completed	Completed	Leased	Completed
Multi-family
Pier Park Crossings (b)	Bay County, FL	240	240	231	96%	240	229	95%
Pier Park Crossings Phase II (b)	Bay County, FL	120	120	117	98%	120	109	91%
Watersound Origins Crossings (b)	Walton County, FL	217	217	213	98%	217	198	91%
North Bay Landing	Bay County, FL	240	240	232	97%	240	218	91%
Mexico Beach Crossings (b)	Bay County, FL	216	216	210	97%	216	202	94%
Watersound Villas on the Fairway (c)	Walton County, FL	N/A	N/A	N/A	N/A	40	10	25%
WindMark Beach	Gulf County, FL	31	31	21	68%	31	22	71%
Total multi-family units (d)		1,064	1,064	1,024	96%	1,104	988	89%

Senior living
Watersound Fountains (e)	Walton County, FL	148	148	80	54%	148	69	47%
Total senior living units		148	148	80	54%	148	69	47%
Total units		1,212	1,212	1,104	91%	1,252	1,057	84%
(a)	We have additional multi-family communities in various stages of planning.
(b)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(c)	In January 2025, the townhomes were platted as individual units, which created the ability to sell them individually. We are no longer entering into new leases. As of June 30, 2026, the townhomes are included within our residential segment.
(d)	All multi-family communities are managed by our unconsolidated Watersound Management JV. The Watersound Management JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.
(e)	The community is under lease-up. The senior living community is operated by our JV partner. The Watersound Fountains Independent Living JV is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

As of June 30, 2026, our leasing portfolio consists of approximately 1,196,000 square feet of leasable space for mixed-use, retail, industrial, office, self-storage and medical uses. Through separate unconsolidated JVs, other commercial properties that are operated by our JV partners include a 124-room TownePlace Suites by Marriott, a 121-room Residence Inn, a Busy Bee branded fuel station and convenience store, which includes a Starbucks, and a golf cart sales and service facility, all located in Bay County, Florida.

The total net leasable building square feet and percentage leased of leasing properties are as follows:

		June 30, 2026		December 31, 2025
		Net		Net
		Leasable		Leasable
		Square	Percentage	Square	Percentage
	Location	Feet*	Leased	Feet*	Leased
Pier Park North (a) (b)	Bay County, FL	318,278	100%	320,310	100%
VentureCrossings	Bay County, FL	303,605	100%	303,605	100%
Watersound Town Center (c) (d)	Walton County, FL	161,108	98%	149,210	98%
Beckrich Office Park (d) (e)	Bay County, FL	80,675	87%	80,675	87%
FSU/TMH Medical Campus	Bay County, FL	78,670	100%	78,670	100%
Watersound Self-Storage	Walton County, FL	67,694	94%	67,694	93%
WindMark Beach Town Center (d) (f)	Gulf County, FL	44,748	57%	44,748	57%
Watersound West Bay Center (g)	Bay County, FL	21,369	59%	3,366	100%
Cedar Grove Commerce Park	Bay County, FL	19,389	50%	19,389	100%
WaterColor Town Center (d)	Walton County, FL	17,560	98%	17,560	96%
Port St. Joe Commercial	Gulf County, FL	16,964	100%	16,964	100%
Beach Commerce Park (d)	Bay County, FL	14,800	100%	14,800	100%
South Walton Commerce Park	Walton County, FL	11,570	100%	11,570	100%
Watersound Gatehouse (d) (h)	Walton County, FL	6,453	100%	10,271	87%
Other (i)	Bay, Gulf and Walton Counties, FL	33,096	100%	35,208	100%
		1,195,979	95%	1,174,040	96%
*	Net Leasable Square Feet is designated as the current square feet available for lease as specified in the applicable lease agreements plus management’s estimate of space available for lease based on construction drawings.

(a)	Property is related to a consolidated JV. See Note 4. Joint Ventures for additional information.
(b)	As of June 30, 2026, we occupied 2,032 square feet for our Business Services, which is excluded from net leasable square feet.
(c)	An additional building was completed in the first quarter of 2026. As of June 30, 2026 and December 31, 2025, we occupied 6,752 square feet for our Business Services, which is excluded from net leasable square feet. Included in net leasable square feet as of December 31, 2025, is 1,200 square feet leased to an unconsolidated JV.
(d)	In addition to net leasable square feet, there is also space that we occupy or that serves as common area.
(e)	We occupied approximately 22,556 square feet as our headquarters as of both June 30, 2026 and December 31, 2025, each of which is excluded from net leasable square feet.
(f)	Included in net leasable square feet as of June 30, 2026 and December 31, 2025, is 5,658 square feet of unfinished space.
(g)	An additional building was completed in the first quarter of 2026. In addition to net leasable square feet, as of June 30, 2026 and December 31, 2025, our unconsolidated Electric Cart Watersound JV owns and operates 11,813 square feet for its golf cart sales and service facility. See Note 4. Joint Ventures for additional information.
(h)	As of June 30, 2026, we occupied 2,468 square feet for our Business Services, which is excluded from net leasable square feet.
(i)	Includes various other properties, each with less than 10,000 net leasable square feet.

In addition to the leased properties above, we have ground leases in various locations of our land holdings.

We have commercial projects under development and construction as detailed in the table below. In addition to these properties, we have other commercial buildings and sites in various stages of planning and development.

		June 30, 2026
	Location	Completed Square Feet	Square Feet Under Construction	Additional Planned Square Feet	Total Square Feet*
Watersound Town Center (a)	Walton County, FL	168,887	—	231,113	400,000
Watersound West Bay Center (b) (c)	Bay County, FL	33,182	69,134	397,684	500,000
FSU/TMH Medical Campus	Bay County, FL	78,670	—	241,330	320,000
		280,739	69,134	870,127	1,220,000
*	Total square feet are based on current estimates and are subject to change.

(a)	We occupy 6,752 square feet of the completed space for our Business Services. There is also an additional 1,027 square feet of completed space we occupy.

(b)	Completed square feet includes 11,813 square feet owned and operated by our unconsolidated Electric Cart Watersound JV for its golf cart sales and service facility. See Note 4. Joint Ventures for additional information.
(c)	Square feet under construction includes 5,509 square feet for our Business Services.

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

Critical accounting policies that we believe reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements are set forth in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in these policies during the first six months of 2026, however we cannot assure you that these policies will not change in the future.

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

Results of Operations

Consolidated Results

The following table sets forth a comparison of the results of our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	In millions
Revenue:
Real estate revenue	$69.6	$43.8	$109.3	$82.1
Hospitality revenue	74.2	68.8	118.9	108.4
Leasing revenue	15.0	16.5	29.7	32.8
Total revenue	158.8	129.1	257.9	223.3
Expenses:
Cost of real estate revenue (a)	35.7	23.8	57.2	42.6
Cost of hospitality revenue (a)	43.7	42.3	77.6	74.7
Cost of leasing revenue (a)	6.0	7.6	11.7	15.0
Corporate and other operating expenses (a)	7.2	6.4	15.6	13.0
Depreciation, depletion and amortization	11.4	12.0	22.8	24.1
Total expenses	104.0	92.1	184.9	169.4
Operating income	54.8	37.0	73.0	53.9
Other income (expense):
Investment income, net	3.2	3.2	6.5	6.6
Interest expense	(6.9)	(7.8)	(14.0)	(15.5)
Equity in income from unconsolidated joint ventures	4.5	7.5	8.0	17.7
Other expense, net	(0.5)	(0.2)	(0.6)	(0.5)
Total other income (expense), net	0.3	2.7	(0.1)	8.3
Income before income taxes	55.1	39.7	72.9	62.2
Income tax expense	(14.1)	(9.9)	(18.6)	(15.8)
Net income	$41.0	$29.8	$54.3	$46.4
(a)	Excluding depreciation, depletion and amortization, shown separately above.

Real Estate Revenue and Gross Profit

The following table sets forth a comparison of our total consolidated real estate revenue and gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	% (a)	2025	% (a)	2026	% (a)	2025	% (a)

	Dollars in millions
Revenue:
Residential real estate revenue	$52.8	75.9%	$38.1	87.0%	$81.2	74.3%	$71.0	86.5%
Commercial, forestry and hospitality real estate revenue	10.4	14.9%	3.3	7.5%	16.7	15.3%	6.5	7.9%
Timber revenue	1.1	1.6%	1.3	3.0%	2.0	1.8%	2.5	3.0%
Other revenue	5.3	7.6%	1.1	2.5%	9.4	8.6%	2.1	2.6%
Real estate revenue	$69.6	100.0%	$43.8	100.0%	$109.3	100.0%	$82.1	100.0%

Gross profit:
Residential real estate	$25.3	47.9%	$17.0	44.6%	$37.9	46.7%	$31.9	44.9%
Commercial, forestry and hospitality real estate	7.0	67.3%	1.6	48.5%	11.3	67.7%	4.7	72.3%
Timber	0.9	81.8%	1.1	84.6%	1.6	80.0%	2.1	84.0%
Other	0.7	13.2%	0.3	27.3%	1.3	13.8%	0.8	38.1%
Gross profit	$33.9	48.7%	$20.0	45.7%	$52.1	47.7%	$39.5	48.1%
(a)	Calculated percentage of total real estate revenue and the respective gross margin percentage.

Residential Real Estate Revenue and Gross Profit. During the three months ended June 30, 2026, residential real estate revenue increased $14.7 million, or 38.6%, to $52.8 million, as compared to $38.1 million during the same period in 2025. During the three months ended June 30, 2026, residential real estate gross profit increased $8.3 million to $25.3 million (or gross margin of 47.9%), as compared to $17.0 million (or gross margin of 44.6%) during the same period in 2025. During the three months ended June 30, 2026, we sold 224 homesites, 15 homes and had an unimproved residential land sale within our SummerCamp Beach community of $2.5 million, compared to 225 homesites, 10 homes and no unimproved residential land sales during the same period in 2025. During the three months ended June 30, 2026 and 2025, the average base revenue, excluding homesite residuals, per homesite sold was approximately $121,000 and $122,000, respectively. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

During the six months ended June 30, 2026, residential real estate revenue increased $10.2 million, or 14.4%, to $81.2 million, as compared to $71.0 million during the same period in 2025. During the six months ended June 30, 2026, residential real estate gross profit increased $6.0 million to $37.9 million (or gross margin of 46.7%), as compared to $31.9 million (or gross margin of 44.9%) during the same period in 2025. During the six months ended June 30, 2026, we sold 392 homesites, 21 homes and had an unimproved residential land sale within our SummerCamp Beach community of $2.5 million, compared to 474 homesites, 10 homes and no unimproved residential land sales during the same period in 2025. During the six months ended June 30, 2026 and 2025, the average base revenue, excluding homesite residuals, per homesite sold was approximately $121,000 and $118,000, respectively. The revenue, gross profit and margin for each period was impacted by the difference in pricing among the communities, the difference in the cost of the development and the volume of sales within each of the communities. The number of homesites sold varied each period due to the timing of homebuilder contractual closing obligations in our residential communities.

Commercial, Forestry and Hospitality Real Estate Revenue and Gross Profit. During the three months ended June 30, 2026, we had six commercial, forestry and hospitality real estate sales totaling approximately 24 acres for $10.4 million, resulting in a gross profit of $7.0 million (or gross margin of 67.3%). The commercial, forestry and hospitality real estate sales during the three months ended June 30, 2026, included the sale of a vacation rental property used in hospitality operations for $3.6 million, resulting in a gross margin of approximately 63.9%. During the three months ended June 30, 2025, we had five commercial, forestry and hospitality real estate sales totaling approximately 11 acres for $3.3 million, resulting in a gross profit of $1.6 million (or gross margin of 48.5%), which included the sale of a property used in hospitality operations for $1.4 million.

During the six months ended June 30, 2026, we had ten commercial, forestry and hospitality real estate sales totaling approximately 139 acres for $16.7 million, resulting in a gross profit of $11.3 million (or gross margin of 67.7%). The commercial, forestry and hospitality real estate sales during the six months ended June 30, 2026, included the sale of two vacation rental properties used in hospitality operations for $7.1 million, resulting in a gross margin of approximately 63.4%. During the six months ended June 30, 2025, we had seven commercial, forestry and hospitality real estate sales totaling approximately 144 acres for $6.5 million, resulting in a gross profit of $4.7 million (or gross margin of 72.3%), which included the sale of a property used in hospitality operations for $1.4 million.

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

Timber Revenue and Gross Profit. Timber revenue decreased $0.2 million, or 15.4%, to $1.1 million during the three months ended June 30, 2026, as compared to $1.3 million in the same period in 2025. There were 70,000 tons of wood products sold at an average price per ton of $15.30 during the three months ended June 30, 2026, as compared to 62,000 tons of wood products sold at an average price per ton of $19.64, during the same period in 2025. Timber gross margin was 81.8% during the three months ended June 30, 2026, as compared to 84.6% during the same period in 2025. The decrease in revenue and gross margin was primarily due to product mix sold in the current period.

Timber revenue decreased $0.5 million, or 20.0%, to $2.0 million during the six months ended June 30, 2026, as compared to $2.5 million in the same period in 2025. There were 122,000 tons of wood products sold at an average price per ton of $15.58 during the six months ended June 30, 2026, as compared to 135,000 tons of wood products sold at an average price per ton of $16.90, during the same period in 2025. Timber gross margin was 80.0% during the six months ended June 30, 2026, as compared to 84.0% during the same period in 2025. The decrease in revenue and gross margin was primarily due to product mix and a decrease in tons of wood products sold in the current period.

Other Revenue. Other revenue primarily consists of our Business Services revenue and mitigation bank credit sales. Other revenue increased $4.2 million during the three months ended June 30, 2026, compared to the same period in 2025. Other gross margin was 13.2% during the three months ended June 30, 2026, as compared to 27.3% during the same period in 2025. The change in other revenue and gross margin was primarily due to our real estate brokerage business, which began operations in the second quarter of 2025.

Other revenue increased $7.3 million during the six months ended June 30, 2026, compared to the same period in 2025. Other gross margin was 13.8% during the six months ended June 30, 2026, as compared to 38.1% during the same period in 2025. The change in other revenue and gross margin was primarily due to our real estate brokerage business, which began operations in the second quarter of 2025.

Hospitality Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	Dollars in millions
Hospitality revenue	$74.2	$68.8	$118.9	$108.4
Gross profit	$30.5	$26.5	$41.3	$33.7
Gross margin	41.1%	38.5%	34.7%	31.1%

Hospitality revenue increased $5.4 million, or 7.8%, to $74.2 million during the three months ended June 30, 2026, as compared to $68.8 million in the same period in 2025. The increase in hospitality revenue was primarily related to membership and ancillary spend increases. The increase in revenue was also related to an increase in hotel operations in average daily rate (“ADR”), occupancy and guest incidental spend. Hospitality gross margin increased to 41.1% during the three months ended June 30, 2026, compared to 38.5% during the same period in 2025. The increase in gross margin was primarily due to the continued stabilization of the properties and improvements in management of operating expenses.

Hospitality revenue increased $10.5 million, or 9.7%, to $118.9 million during the six months ended June 30, 2026, as compared to $108.4 million in the same period in 2025. The increase in hospitality revenue was primarily related to membership and ancillary spend increases. The increase in revenue was also related to an increase in hotel operations in ADR, occupancy and guest incidental spend. As of June 30, 2026, Watersound Club had 3,723 members, compared with 3,551 members as of June 30, 2025, a net increase of 172 members. As of both June 30, 2026 and 2025, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs). Hospitality gross margin increased to 34.7% during the six months ended June 30, 2026, compared to 31.1% during the same period in 2025. The increase in gross margin was primarily due to the continued stabilization of the properties and improvements in management of operating expenses.

Leasing Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	Dollars in millions
Leasing revenue	$15.0	$16.5	$29.7	$32.8
Gross profit	$9.0	$8.9	$18.0	$17.8
Gross margin	60.0%	53.9%	60.6%	54.3%

Leasing revenue decreased $1.5 million, or 9.1%, to $15.0 million during the three months ended June 30, 2026, as compared to $16.5 million in the same period in 2025. The decrease was primarily due to the sale of Watercrest JV’s senior living community property in September 2025, which ceased operating activities, and the sale of townhomes in the Watersound Villas on the Fairway community since the end of the prior period. The decrease was partially offset by additional commercial property leases. Leasing gross margin increased to 60.0% during the three months ended June 30, 2026, as compared to 53.9% during the same period in 2025. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property, which operated with lower margins.

Leasing revenue decreased $3.1 million, or 9.5%, to $29.7 million during the six months ended June 30, 2026, as compared to $32.8 million in the same period in 2025. The decrease was primarily due to the sale of Watercrest JV’s senior living community property in September 2025, which ceased operating activities, and the sale of townhomes in the Watersound Villas on the Fairway community since the end of the prior period. The decrease was partially offset by additional commercial property leases. Leasing gross margin increased to 60.6% during the six months ended June 30, 2026, as compared to 54.3% during the same period in 2025. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property, which operated with lower margins.

Corporate and Other Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Employee costs	$3.7	$3.2	$8.0	$6.0
Property taxes and insurance	1.7	1.6	3.3	3.2
Professional fees	0.5	0.7	1.9	2.0
Marketing and owner association costs	0.5	0.3	0.9	0.6
Occupancy, repairs and maintenance	0.3	0.1	0.4	0.2
Other miscellaneous	0.5	0.5	1.1	1.0
Total corporate and other operating expenses (a)	$7.2	$6.4	$15.6	$13.0
(a)	Excluding depreciation, depletion and amortization.

Corporate and other operating expenses increased $0.8 million, or 12.5%, to $7.2 million during the three months ended June 30, 2026, as compared to $6.4 million in the same period in 2025. The increase in corporate and other operating expenses was primarily related to employee costs, owner association assessments, repairs and maintenance and marketing costs.

Corporate and other operating expenses increased $2.6 million, or 20.0%, to $15.6 million during the six months ended June 30, 2026, as compared to $13.0 million in the same period in 2025. The increase in corporate and other operating expenses was primarily related to compensation payments made in the first quarter of 2026, as well as owner association assessments, repairs and maintenance and marketing costs.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense decreased $0.6 million during the three months ended June 30, 2026, as compared to the same period in 2025. Depreciation, depletion and amortization expense decreased $1.3 million during the six months ended June 30, 2026, as compared to the same period in 2025. The decrease in both periods was primarily due to assets sold since the prior period, partially offset by new hospitality and commercial assets placed in service. Depreciation is a non-cash, GAAP expense, which is amortized over an asset’s useful life, while maintenance and repair expenses are period costs and expensed as incurred.

Investment Income, Net

Investment income, net primarily includes (i) interest, dividends and accretion income accrued or received on our cash, cash equivalents and other investments, (ii) interest income earned on the time deposit held by SPE and (iii) interest earned on our unimproved land contribution to the unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community and other receivables as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Interest, dividend and accretion income	$1.0	$0.8	$2.0	$1.7
Interest income from investments in special purpose entities	2.0	2.0	4.0	4.0
Other interest income	0.2	0.4	0.5	0.9
Total investment income, net	$3.2	$3.2	$6.5	$6.6

Investment income, net during the three and six months ended June 30, 2026 and 2025, were comparable.

Interest Expense

Interest expense primarily includes interest incurred on project financing, the Senior Notes issued by Northwest Florida Timber Finance, LLC, CDD debt and finance leases, as well as amortization of debt discount and premium and debt issuance costs as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Interest incurred for project financing and other interest expense	$4.7	$5.6	$9.5	$11.1
Interest expense and amortization of discount and issuance costs for Senior Notes issued by special purpose entity	2.2	2.2	4.5	4.4
Total interest expense	$6.9	$7.8	$14.0	$15.5

Interest expense decreased $0.9 million, or 11.5%, to $6.9 million during the three months ended June 30, 2026, as compared to $7.8 million in the same period in 2025. Interest expense decreased $1.5 million, or 9.7%, to $14.0 million during the six months ended June 30, 2026, as compared to $15.5 million in the same period in 2025. The decrease in interest expense is due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net and Note 15. Other Income (Expense), Net for additional information regarding project financing.

Equity in Income from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method as detailed in the table below. See Note 4. Joint Ventures for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Latitude Margaritaville Watersound JV (a)	$5.0	$8.4	$10.0	$21.1
Watersound Fountains Independent Living JV (b)	(0.9)	(0.9)	(1.8)	(2.0)
Pier Park TPS JV	0.2	0.2	0.1	(0.1)
Pier Park RI JV (c)	—	(0.2)	(0.4)	(1.3)
Busy Bee JV (d)	0.1	—	—	(0.1)
Electric Cart Watersound JV	0.1	—	—	—
Watersound Management JV	—	—	0.1	0.1
Total equity in income from unconsolidated joint ventures	$4.5	$7.5	$8.0	$17.7
(a)	During the three months ended June 30, 2026 and 2025, the Latitude Margaritaville Watersound JV completed 86 and 137 home sale transactions, respectively. During the six months ended June 30, 2026 and 2025, the Latitude Margaritaville Watersound JV completed 169 and 329 home sale transactions, respectively.
(b)	The community is under lease-up.
(c)	The six months ended June 30, 2025, include start-up, depreciation and interest expenses for the project.
(d)	Includes changes in the fair value of derivatives related to interest rate swaps entered into by the Busy Bee JV.

Other Expense, Net

Other expense, net primarily includes other income and expense items as detailed in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Loss on disposition of assets	$—	$—	$—	$(0.1)
Miscellaneous expense, net	(0.5)	(0.2)	(0.6)	(0.4)
Other expense, net	$(0.5)	$(0.2)	$(0.6)	$(0.5)

Miscellaneous expense, net during the three and six months ended June 30, 2026, primarily includes expense of $0.5 million related to design costs for certain commercial assets that we are no longer pursuing, as well as loss on early extinguishment of debt and fees related to loans. Miscellaneous expense, net during the three and six months ended June 30, 2025, primarily includes loss on early extinguishment of debt and fees related to loans.

Income Tax Expense

Income tax expense was $14.1 million during the three months ended June 30, 2026, as compared to $9.9 million during the same period in 2025. Our effective tax rate was 25.6% for the three months ended June 30, 2026, as compared to 25.0% during the same period in 2025.

Income tax expense was $18.6 million during the six months ended June 30, 2026, as compared to $15.8 million during the same period in 2025. Our effective tax rate was 25.6% for the six months ended June 30, 2026, as compared to 25.3% during the same period in 2025.

Our effective rate for the three and six months ended June 30, 2026 and 2025, differed from the federal statutory rate of 21.0% primarily due to state income taxes, nontaxable or nondeductible and other differences. See Note 11. Income Taxes for additional information.

Segment Results

Residential

The table below sets forth the consolidated results of operations of our residential segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Revenue:
Real estate revenue
Residential real estate revenue	$49.6	$35.8	$75.8	$66.2
Other revenue	3.2	2.3	5.4	4.8
Total real estate revenue	52.8	38.1	81.2	71.0
Leasing revenue	—	—	—	0.1
Total revenue	52.8	38.1	81.2	71.1
Expenses:
Cost of real estate and other revenue (a)	27.5	21.1	43.2	39.1
Other operating expenses (a)	1.5	1.2	2.8	2.4
Depreciation, depletion and amortization	—	0.1	0.1	0.1
Total expenses	29.0	22.4	46.1	41.6
Operating income	23.8	15.7	35.1	29.5
Other income (expense):
Investment income, net	0.3	0.4	0.5	0.9
Interest expense	(0.1)	(0.1)	(0.2)	(0.2)
Equity in income from unconsolidated joint ventures	5.0	8.4	10.0	21.1
Other income, net	0.1	0.1	0.3	0.2
Total other income, net	5.3	8.8	10.6	22.0
Income before income taxes	$29.1	$24.5	$45.7	$51.5
(a)	Excluding depreciation, depletion and amortization, shown separately above.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Unit		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	224	$38.9	$20.5	$18.4	47.3%	225	$30.3	$16.4	$13.9	45.9%
Homes	15	8.2	5.3	2.9	35.4%	10	5.5	3.5	2.0	36.4%
Land sale	N/A	2.5	0.5	2.0	80.0%	N/A	—	—	—	—%
Total consolidated	239	$49.6	$26.3	$23.3	47.0%	235	$35.8	$19.9	$15.9	44.4%

Unconsolidated
Homes (a)	86					137
Total consolidated and unconsolidated	325					372
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $8.6 million, or 28.4%, during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the three months ended June 30, 2026 and 2025, the average base revenue, excluding homesite residuals, per homesite sold was approximately $121,000 and $122,000, respectively. Revenue includes estimated homesite residuals of $10.8 million and $1.2 million during the three months ended June 30, 2026 and 2025, respectively. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin was 47.3% during the three months ended June 30, 2026, compared to 45.9% in the same period in 2025. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the three months ended June 30, 2026, we sold fifteen completed townhomes within our Watersound Villas on the Fairway community for a total of $8.2 million, resulting in a gross margin of 35.4%. During the three months ended June 30, 2025, we sold ten completed townhomes within our Watersound Villas on the Fairway community for a total of $5.5 million, resulting in a gross margin of 36.4%.

Land sales. During the three months ended June 30, 2026, we had an unimproved land sale within our SummerCamp Beach community for $2.5 million, resulting in a gross margin of 80.0%. During the three months ended June 30, 2025, we did not have any unimproved land sales.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $1.5 million and $0.5 million, during the three months ended June 30, 2026 and 2025, respectively.

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

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures decreased $3.4 million during the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to the decreased volume of home sale transactions and a lower average sales price, partially offset by higher average margin per home sold during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 86 home sale transactions during the three months ended June 30, 2026, compared to 137 home sale transactions during the same period in 2025. See Note 4. Joint Ventures for additional information.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth our consolidated residential real estate revenue and cost of revenue activity:

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Units		Cost of	Gross	Gross	Units		Cost of	Gross	Gross
	Sold	Revenue	Revenue	Profit	Margin	Sold	Revenue	Revenue	Profit	Margin

	Dollars in millions
Consolidated
Homesites	392	$62.0	$32.9	$29.1	46.9%	474	$60.7	$33.0	$27.7	45.6%
Homes	21	11.3	7.3	4.0	35.4%	10	5.5	3.5	2.0	36.4%
Land sales	N/A	2.5	0.5	2.0	80.0%	N/A	—	—	—	—%
Total consolidated	413	$75.8	$40.7	$35.1	46.3%	484	$66.2	$36.5	$29.7	44.9%

Unconsolidated
Homes (a)	169					329
Total consolidated and unconsolidated	582					813
(a)	Includes homes sold by the Latitude Margaritaville Watersound JV, which is unconsolidated and is accounted for using the equity method. See Note 4. Joint Ventures for additional information.

The following discussion sets forth details of the consolidated results of operations of our residential segment.

Homesites. Revenue from homesite sales increased $1.3 million, or 2.1%, during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the mix and number of homesites sold per community and the timing of homebuilder contractual closing obligations in our residential communities. During the six months ended June 30, 2026 and 2025, the average base revenue, excluding homesite residuals, per homesite sold was approximately $121,000 and $118,000, respectively. Revenue includes estimated homesite residuals of $12.5 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively. The increase in estimated homesite residuals was due to the mix and number of homesites sold in specific communities during the current period. Gross margin was 46.9% during the six months ended June 30, 2026, compared to 45.6% in the same period in 2025. Gross margin may vary each period depending on the location of homesite sales.

Homes. During the six months ended June 30, 2026, we sold twenty-one completed townhomes within our Watersound Villas on the Fairway community for a total of $11.3 million, resulting in a gross margin of 35.4%. During the six months ended June 30, 2025, we sold ten completed townhomes within our Watersound Villas on the Fairway community for a total of $5.5 million, resulting in a gross margin of 36.4%.

Land sales. During the six months ended June 30, 2026, we had an unimproved land sale within our SummerCamp Beach community for $2.5 million, resulting in a gross margin of 80.0%. During the six months ended June 30, 2025, we did not have any unimproved land sales.

Other revenue includes tap and impact fee credits sold, marketing fees and other fees. Other revenue includes estimated fees related to homebuilder homesite sales of $2.1 million and $1.0 million, during the six months ended June 30, 2026 and 2025, respectively.

Other operating expenses include salaries and benefits, property taxes, marketing, professional fees, project administration, owner association and CDD assessments and other administrative expenses.

Investment income, net primarily consists of interest earned on the unimproved land contribution to our unconsolidated Latitude Margaritaville Watersound JV as home sales are transacted in the community. Investment income, net decreased $0.4 million during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to fewer home sales transacted in the community during the current period. See Note 4. Joint Ventures for additional information. Interest expense primarily consists of interest incurred on our portion of the total outstanding CDD debt. See Note 8. Debt, Net for additional information.

Equity in income from unconsolidated joint ventures includes our proportionate share of earnings or losses of an unconsolidated JV accounted for using the equity method. Equity in income from unconsolidated joint ventures decreased $11.1 million during the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to the decreased volume of home sale transactions and a lower average sales price, partially offset by higher average margin per home sold during the current period related to our unconsolidated Latitude Margaritaville Watersound JV. The Latitude Margaritaville Watersound JV completed 169 home sale transactions during the six months ended June 30, 2026, compared to 329 home sale transactions during the same period in 2025. See Note 4. Joint Ventures for additional information.

Hospitality

The table below sets forth the consolidated results of operations of our hospitality segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Revenue:
Hospitality revenue	$74.2	$68.8	$118.9	$108.4
Leasing revenue	1.1	1.0	2.0	1.9
Real estate revenue	3.6	1.4	7.1	1.4
Total revenue	78.9	71.2	128.0	111.7
Expenses:
Cost of hospitality revenue (a)	43.7	42.3	77.6	74.7
Cost of leasing revenue (a)	0.7	0.7	1.2	1.2
Cost of real estate revenue (a)	1.3	0.8	2.6	0.8
Other operating expenses (a)	0.5	0.4	1.0	0.8
Depreciation, depletion and amortization	7.0	7.2	14.0	14.4
Total expenses	53.2	51.4	96.4	91.9
Operating income	25.7	19.8	31.6	19.8
Other income (expense):
Investment income, net	0.1	—	0.2	—
Interest expense	(2.2)	(2.7)	(4.4)	(5.3)
Other expense, net	—	—	(0.1)	(0.1)
Total other expense, net	(2.1)	(2.7)	(4.3)	(5.4)
Income before income taxes	$23.6	$17.1	$27.3	$14.4
(a)	Excluding depreciation, depletion and amortization, shown separately above.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Clubs (a)	$28.6	$13.1	45.8%	$25.2	$10.9	43.3%
Hotels	40.5	16.1	39.8%	38.9	14.6	37.5%
Other	5.1	1.3	25.5%	4.7	1.0	21.3%
Total	$74.2	$30.5	41.1%	$68.8	$26.5	38.5%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $3.4 million, or 13.5%, during the three months ended June 30, 2026, as compared to the same period in 2025. The increase in revenue was due to an increase in membership dues, membership ancillary spend and Camp Creek Inn lodging and ancillary spend. Our clubs gross margin was 45.8% during the three months ended June 30, 2026, compared to 43.3% during the same period in 2025. The increase in gross margin was primarily due to stabilization of the Camp Creek Inn and improvements in management of operating expenses.

Revenue from our hotel operations increased $1.6 million, or 4.1%, during the three months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily related to an increase in ADR, occupancy, as well as guest incidental spend. Our hotels gross margin was 39.8% for the three months ended June 30, 2026, compared to 37.5% during the same period in 2025. The increase in gross margin was primarily due to stabilization of the properties and improvements in management of operating expenses.

Revenue from other hospitality operations increased $0.4 million, or 8.5%, during the three months ended June 30, 2026, as compared to the same period in 2025, primarily due to increased revenue from our marina and retail operations. Our other hospitality operations gross margin was 25.5% during the three months ended June 30, 2026, compared to 21.3% during the same period in 2025. The increase in gross margin was primarily due to improvements in management of operating expenses.

Leasing revenue includes marina boat slip and dry storage rentals, as well as leases of other hospitality assets.

Real estate revenue during the three months ended June 30, 2026, includes the sale of a vacation rental property for $3.6 million, resulting in a gross profit of $2.3 million (or gross margin of 63.9%). Real estate revenue during the three months ended June 30, 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees, repairs and maintenance and other administrative expenses.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.5 million in interest expense during the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth details of our hospitality segment consolidated revenue and gross profit:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Clubs (a)	$51.4	$22.2	43.2%	$44.8	$18.4	41.1%
Hotels	60.0	17.6	29.3%	56.7	14.4	25.4%
Other	7.5	1.5	20.0%	6.9	0.9	13.0%
Total	$118.9	$41.3	34.7%	$108.4	$33.7	31.1%
(a)	Includes the Camp Creek Inn due to its proximity and guest access to Watersound Club amenities.

Revenue from our clubs increased $6.6 million, or 14.7%, during the six months ended June 30, 2026, as compared to the same period in 2025. The increase in revenue was due to an increase in membership dues, membership ancillary spend and Camp Creek Inn lodging and ancillary spend. As of June 30, 2026, Watersound Club had 3,723 members, compared with 3,551 members as of June 30, 2025, a net increase of 172 members. Our clubs gross margin was 43.2% during the six months ended June 30, 2026, compared to 41.1% during the same period in 2025. The increase in gross margin was primarily due to stabilization of the Camp Creek Inn and improvements in management of operating expenses.

Revenue from our hotel operations increased $3.3 million, or 5.8%, during the six months ended June 30, 2026, as compared to the same period in 2025. The increase was primarily related to an increase in ADR, occupancy, as well as guest incidental spend. Our hotels gross margin was 29.3% for the six months ended June 30, 2026, compared to 25.4% during the same period in 2025. The increase in gross margin was primarily due to stabilization of the properties and improvements in management of operating expenses.

As of both June 30, 2026 and 2025, we had 1,053 operational hotel rooms (excluding 245 hotel rooms related to unconsolidated JVs).

Revenue from other hospitality operations increased $0.6 million, or 8.7%, during the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to increased revenue from our marina and retail operations. Our other hospitality operations gross margin was 20.0% during the six months ended June 30, 2026, compared to 13.0% during the same period in 2025. The increase in gross margin was primarily due to improvements in management of operating expenses.

Leasing revenue includes marina boat slip and dry storage rentals, as well as leases of other hospitality assets.

Real estate revenue during the six months ended June 30, 2026, includes the sale of two vacation rental properties for $7.1 million, resulting in a gross profit of $4.5 million (or gross margin of 63.4%). Real estate revenue during the six months ended June 30, 2025, includes the sale of a hospitality property for $1.4 million, resulting in a gross profit of $0.6 million (or gross margin of 42.9%).

Other operating expenses include salaries and benefits, professional fees, repairs and maintenance and other administrative expenses.

Interest expense primarily includes interest incurred from our hospitality project financing. The decrease of $0.9 million in interest expense during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to repayment of project financing and a decrease in interest rates from the prior period. See Note 8. Debt, Net for additional information.

Commercial

The table below sets forth the consolidated results of operations of our commercial segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	In millions
Revenue:
Leasing revenue
Commercial leasing revenue	$8.0	$7.3	$16.1	$14.6
Multi-family leasing revenue	5.8	5.8	11.4	11.6
Senior living leasing revenue	—	2.2	—	4.2
Total leasing revenue	13.8	15.3	27.5	30.4
Real estate revenue
Commercial and forestry real estate revenue	6.8	1.9	9.6	5.1
Timber revenue	1.1	1.3	2.0	2.5
Total real estate revenue	7.9	3.2	11.6	7.6
Total revenue	21.7	18.5	39.1	38.0
Expenses:
Cost of leasing revenue (a)	5.2	6.8	10.3	13.5
Cost of real estate revenue (a)	2.3	1.1	3.2	1.4
Other operating expenses (a)	1.2	1.1	2.5	2.3
Depreciation, depletion and amortization	4.2	4.6	8.5	9.4
Total expenses	12.9	13.6	24.5	26.6
Operating income	8.8	4.9	14.6	11.4
Other expense:
Interest expense	(2.4)	(2.8)	(4.9)	(5.6)
Equity in loss from unconsolidated joint ventures	(0.5)	(0.9)	(2.0)	(3.4)
Other expense, net	(0.8)	(0.2)	(0.9)	(0.4)
Total other expense, net	(3.7)	(3.9)	(7.8)	(9.4)
Income before income taxes	$5.1	$1.0	$6.8	$2.0
(a)	Excluding depreciation, depletion and amortization, shown separately above.

Three months ended June 30, 2026 compared to the three months ended June 30, 2025

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	In millions
Leasing
Commercial leasing	$8.0	$5.7	71.3%	$7.3	$4.9	67.1%
Multi-family leasing	5.8	2.9	50.0%	5.8	2.8	48.3%
Senior living leasing	—	—	—%	2.2	0.8	36.4%
Total leasing	13.8	8.6	62.3%	15.3	8.5	55.6%
Real estate
Commercial and forestry real estate	6.8	4.7	69.1%	1.9	1.0	52.6%
Timber	1.1	0.9	81.8%	1.3	1.1	84.6%
Total real estate	7.9	5.6	70.9%	3.2	2.1	65.6%
Total	$21.7	$14.2	65.4%	$18.5	$10.6	57.3%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue decreased $1.5 million, or 9.8%, during the three months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to the sale of Watercrest JV’s senior living community property in September 2025, which ceased operating activities, and the sale of townhomes in the Watersound Villas on the Fairway community since the end of the prior period, partially offset by additional commercial property leases. Total leasing gross margin during the three months ended June 30, 2026 was 62.3%, as compared to 55.6% during the same period in 2025. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property, which operated with lower margins.

Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the three months ended June 30, 2026, we had five commercial and forestry real estate sales of approximately 24 acres for $6.8 million, resulting in a gross margin of approximately 69.1%. During the three months ended June 30, 2025, we had four commercial and forestry real estate sales of approximately 11 acres for $1.9 million, resulting in a gross margin of approximately 52.6%.

Timber revenue decreased $0.2 million, or 15.4%, to $1.1 million during the three months ended June 30, 2026, as compared to $1.3 million during the same period in 2025. There were 70,000 tons of wood products sold at an average price per ton of $15.30 during the three months ended June 30, 2026, as compared to 62,000 tons of wood products sold at an average price per ton of $19.64, during the same period in 2025. Timber gross margin was 81.8% during the three months ended June 30, 2026, as compared to 84.6% during the same period in 2025. The decrease in revenue and gross margin was primarily due to product mix sold in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The decrease of $0.4 million in depreciation, depletion and amortization expense during the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to assets sold since the prior period, partially offset by new assets placed in service in the current period.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.4 million in interest expense during the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to repayment of project financing. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures during each of the three months ended June 30, 2026 and 2025 includes $0.9 million for the Watersound Fountains Independent Living JV. The community is under lease-up. See Note 4. Joint Ventures for additional information.

Other expense, net primarily includes loss on early extinguishment of debt, fees related to loans, as well as other income and expense items. The three months ended June 30, 2026, include expense of $0.5 million related to design costs for certain commercial assets that we are no longer pursuing. See Note 8. Debt, Net for additional information.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

The following table sets forth details of our commercial segment consolidated revenue and gross profit:

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
		Gross	Gross		Gross	Gross
	Revenue	Profit	Margin	Revenue	Profit	Margin

	Dollars in millions
Leasing
Commercial leasing	$16.1	$11.6	72.0%	$14.6	$9.7	66.4%
Multi-family leasing	11.4	5.6	49.1%	11.6	5.8	50.0%
Senior living leasing	—	—	—%	4.2	1.4	33.3%
Total leasing	27.5	17.2	62.5%	30.4	16.9	55.6%
Real estate
Commercial and forestry real estate	9.6	6.8	70.8%	5.1	4.1	80.4%
Timber	2.0	1.6	80.0%	2.5	2.1	84.0%
Total real estate	11.6	8.4	72.4%	7.6	6.2	81.6%
Total	$39.1	$25.6	65.5%	$38.0	$23.1	60.8%

The following discussion sets forth details of the consolidated results of operations of our commercial segment.

Total leasing revenue decreased $2.9 million, or 9.5%, during the six months ended June 30, 2026, as compared to the same period in 2025. The decrease was primarily due to the sale of Watercrest JV’s senior living community property in September 2025, which ceased operating activities, and the sale of townhomes in the Watersound Villas on the Fairway community since the end of the prior period, partially offset by additional commercial property leases. Total leasing gross margin during the six months ended June 30, 2026 was 62.5%, as compared to 55.6% during the same period in 2025. The increase in leasing gross margin was primarily due to additional leases in the current period and the sale of the Watercrest JV’s senior living community property, which operated with lower margins. As of June 30, 2026, we had net leasable square feet of approximately 1,196,000, of which approximately 1,139,000 square feet were under lease. As of June 30, 2025, we had net leasable square feet of approximately 1,177,000, of which approximately 1,122,000 square feet were under lease. As of June 30, 2026 and 2025, our consolidated entities had 1,064 and 1,225 multi-family and senior living units, respectively, of which 1,024 were leased as of June 30, 2026, compared to 1,114 leased as of June 30, 2025 (excludes 148 senior living units for the unconsolidated Watersound Fountains Independent Living JV). The number of multi-family and senior living units decreased during the six months ended June 30, 2026, due to assets sold since the end of the prior period. See Note 4. Joint Ventures for additional information.

Commercial and forestry real estate revenue can vary depending on the proximity to developed areas and the mix and characteristics of commercial and forestry real estate sold in each period, with varying compositions of retail, office, industrial, timber and other commercial uses. During the six months ended June 30, 2026, we had eight commercial and forestry real estate sales of approximately 138 acres for $9.6 million, resulting in a gross margin of approximately 70.8%. During the six months ended June 30, 2025, we had six commercial and forestry real estate sales of approximately 144 acres for $5.1 million, resulting in a gross margin of approximately 80.4%.

Timber revenue decreased $0.5 million, or 20.0%, to $2.0 million during the six months ended June 30, 2026, as compared to $2.5 million during the same period in 2025. There were 122,000 tons of wood products sold at an average price per ton of $15.58 during the six months ended June 30, 2026, as compared to 135,000 tons of wood products sold at an average price per ton of $16.90, during the same period in 2025. Timber gross margin was 80.0% during the six months ended June 30, 2026, as compared to 84.0% during the same period in 2025. The decrease in revenue and gross margin was primarily due to product mix and a decrease in tons of wood products sold in the current period.

Other operating expenses include salaries and benefits, property taxes, CDD assessments, professional fees, marketing, project administration and other administrative expenses.

The decrease of $0.9 million in depreciation, depletion and amortization expense during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to assets sold since the prior period, partially offset by new assets placed in service in the current period.

Interest expense primarily includes interest incurred from our commercial project financing and CDD debt. The decrease of $0.7 million in interest expense during the six months ended June 30, 2026, as compared to the same period in 2025, was primarily due to repayment of project financing. See Note 8. Debt, Net for additional information.

Equity in loss from unconsolidated joint ventures includes our proportionate share of earnings or losses of unconsolidated JVs accounted for using the equity method. Equity in loss from unconsolidated joint ventures during the six months ended June 30, 2026 includes $0.4 million for the Pier Park RI JV, as compared to $1.3 million for the same period in 2025. The six months ended June 30, 2025, included start-up, depreciation and interest expenses related to the Pier Park RI JV. Equity in loss from unconsolidated joint ventures during the six months ended June 30, 2026 includes $1.8 million for the Watersound Fountains Independent Living JV, as compared to $2.0 million for the same period in 2025. The community is under lease-up. See Note 4. Joint Ventures for additional information.

Other expense, net primarily includes loss on early extinguishment of debt, fees related to loans, as well as other income and expense items. The six months ended June 30, 2026, include expense of $0.5 million related to design costs for certain commercial assets that we are no longer pursuing. See Note 8. Debt, Net for additional information.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and cash equivalents of $117.3 million, compared to $129.6 million as of December 31, 2025.

We believe that our current cash position, financing arrangements and cash generated from operations will provide us with sufficient liquidity to satisfy our anticipated working capital needs, expected capital expenditures, principal and interest payments on our long-term debt, authorized stock repurchases and authorized dividends for the next twelve months.

During the six months ended June 30, 2026, we invested a total of $44.7 million for capital expenditures, which includes $26.1 million for our residential segment, $3.7 million for our hospitality segment, $13.0 million for our commercial segment and $1.9 million for corporate and other expenditures. We anticipate that future capital commitments will be funded through cash generated from operations, cash and cash equivalents on hand and new financing arrangements. As of June 30, 2026, we had a total of $40.0 million primarily in construction and development related contractual obligations. Capital expenditures and contractual obligations exclude amounts related to unconsolidated JVs. See Note 4. Joint Ventures for additional information.

As of June 30, 2026 and December 31, 2025, we had various loans outstanding totaling $374.8 million and $396.0 million, respectively, with maturities from April 2027 through March 2064. As of June 30, 2026, the weighted average effective interest rate of total outstanding debt was 4.7%, of which 84.1% includes fixed or swapped interest rates, and the average remaining life was 19.8 years. As of June 30, 2026, the weighted average rate on our variable rate loans, excluding the swapped portion, was 5.9%. See Note 8. Debt, Net for additional information.

In 2018, the Pier Park Crossings JV entered into a $36.6 million loan, insured by HUD, as amended. As of June 30, 2026 and December 31, 2025, $33.3 million and $33.6 million, respectively, was outstanding on the PPC JV Loan. The loan bears interest at a rate of 3.1% and matures in June 2060. The loan includes a prepayment premium due to the lender of 2% - 7% for any additional principal that is prepaid through August 2031. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2020, the Pier Park Resort Hotel JV entered into a loan with an initial amount of $52.5 million up to a maximum of $60.0 million through additional earn-out requests. As of June 30, 2026 and December 31, 2025, $49.3 million and $49.8 million, respectively, was outstanding on the Pier Park Resort Hotel JV Loan. The loan matures in April 2027 and bears interest at a rate of SOFR plus 2.1%. The loan is secured by the real property and certain other Security Interests.

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

In 2020, a wholly-owned subsidiary of ours entered into a $16.8 million loan, which is guaranteed by us. As of June 30, 2026 and December 31, 2025, $13.7 million and $15.0 million, respectively, was outstanding on the Breakfast Point Hotel Loan. The loan matures in November 2042 and bears interest at a rate of 6.0% through November 2027 and the 1-year constant maturity Treasury rate plus 3.3% from December 2027 through November 2042, with a minimum rate of 6.0% throughout the term of the loan. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2021, The Lodge 30A JV entered into a $15.0 million loan. As of June 30, 2026 and December 31, 2025, $13.3 million and $13.6 million, respectively, was outstanding on the Lodge 30A JV Loan. The loan bears interest at a rate of 3.8% and matures in January 2028. The loan is secured by the real property and certain other Security Interests. In connection with the loan, we, wholly-owned subsidiaries of ours and our JV partner entered into a joint and several payment and performance guarantee in favor of the lender. As guarantor, our liability under the loan has been reduced to 25% of the outstanding principal balance upon the project reaching and maintaining a certain debt service coverage ratio over a prescribed period, which will be reassessed based on future performance. We receive a monthly fee related to the guarantee from our JV partner based on the JV partner’s ownership percentage. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $28.0 million loan, which is guaranteed by us. As of June 30, 2026 and December 31, 2025, $26.5 million and $26.8 million, respectively, was outstanding on the Watersound Camp Creek Loan. The loan matures in December 2047 and bears interest at a rate of SOFR plus 2.1%, with a floor of 2.6%. The loan is secured by the real property and certain other Security Interests. As guarantor, our liability under the loan has been reduced to 25% of the outstanding principal balance upon the project reaching and maintaining a certain debt service coverage ratio over a prescribed period, which will be reassessed based on future performance. In addition, the guarantee can become full recourse in the case of the failure of guarantor to abide by or perform any of the covenants, warranties or other certain obligations to be performed on the part of such guarantor. See Note 8. Debt, Net for additional information.

In 2021, a wholly-owned subsidiary of ours entered into a $21.2 million loan, which is guaranteed by us. As of June 30, 2026 and December 31, 2025, $18.6 million and $19.0 million, respectively, was outstanding on the Hotel Indigo Loan. The loan bears interest at a rate of SOFR plus 2.5%, with a floor of 2.5%. The loan matures in October 2028 and includes an option for an extension of the maturity date by sixty months, subject to certain conditions. The loan is secured by the leasehold property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Mexico Beach Crossings JV entered into a $43.5 million loan, insured by HUD. As of June 30, 2026 and December 31, 2025, $42.2 million and $42.5 million, respectively, was outstanding on the Mexico Beach Crossings JV Loan. The loan bears interest at a rate of 3.0% and matures in March 2064. The loan includes a prepayment premium due to the lender of 1% - 8% for any principal that is prepaid through March 2034. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, the Pier Park Crossings Phase II JV refinanced into a $22.9 million loan, insured by HUD. As of June 30, 2026 and December 31, 2025, $21.1 million and $21.4 million, respectively, was outstanding on the PPC II JV Loan. The PPC II JV Loan bears interest at a rate of 2.7% and matures in May 2057. The loan includes a prepayment premium due to the lender of 1% - 6% for any principal that is prepaid through May 2032. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $13.7 million loan, which is guaranteed by us. As of June 30, 2026 and December 31, 2025, $4.5 million and $11.2 million, respectively, was outstanding on the Topsail Hotel Loan. The loan bears interest at a rate of SOFR plus 2.1%, with a floor of 3.0% and matures in July 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2022, a wholly-owned subsidiary of ours entered into a $37.0 million loan, which is guaranteed by us. As of June 30, 2026 and December 31, 2025, $31.3 million and $32.6 million, respectively, was outstanding on The Pearl Hotel Loan. The loan bears interest at a rate of 6.3% and matures in December 2032. The loan includes a prepayment fee due to the lender of 1% - 2% of the outstanding principal balance if the loan is refinanced with another financial institution through December 2027. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In 2023, the Watersound Origins Crossings JV refinanced into a $52.9 million loan, insured by HUD. As of June 30, 2026 and December 31, 2025, $51.0 million and $51.3 million, respectively, was outstanding on the Watersound Origins Crossings JV Loan. The loan bears interest at a rate of 5.0% and matures in April 2058. The loan includes a prepayment premium due to the lender of 1% - 7% for any principal that is prepaid through April 2033. The loan is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In February 2025, a wholly-owned subsidiary of ours refinanced into a $27.8 million loan. As of June 30, 2026 and December 31, 2025, $27.5 million and $27.6 million, respectively, was outstanding on the North Bay Landing Loan. The loan bears interest at a rate of 5.9% and matures in March 2060. The loan includes a prepayment premium due to the lender of 1% - 9% for any principal that is prepaid through March 2035. The refinanced loan is insured by HUD and is secured by the real property and certain other Security Interests. See Note 8. Debt, Net for additional information.

In September 2025, the Pier Park North JV refinanced into a $40.0 million loan. As of June 30, 2026 and December 31, 2025, $39.7 million and $39.9 million, respectively, was outstanding on the PPN JV Loan. The loan bears interest at a rate of 6.1% and matures in October 2035. The loan may not be prepaid prior to October 2029. Commencing in October 2029 through May 2035, any principal prepaid is subject to a prepayment fee equal to the greater of (i) a prepayment ratio, as outlined in the loan agreement, or (ii) 1% of the amount prepaid. From June 2035 through maturity, the loan may be prepaid without a prepayment fee upon prior written notice. In connection with the loan, we entered into a limited guarantee in favor of the lender with respect to environmental indemnity matters and specified non-recourse carveouts outlined in the loan agreement. The loan is secured by a first lien on, and Security Interest in, a majority of the Pier Park North JV’s property. See Note 8. Debt, Net for additional information.

CDD bonds financed the construction of infrastructure improvements in some of our communities. The principal and interest payments on the bonds are paid by assessments on the properties benefited by the improvements financed by the bonds. We have recorded a liability for CDD debt that is associated with platted property, which is the point at which it becomes fixed and determinable. Additionally, we have recorded a liability for the balance of the CDD debt that is associated with unplatted property if it is probable and reasonably estimable that we will ultimately be responsible for repayment. We have recorded CDD related debt of $2.8 million and $2.6 million as of June 30, 2026 and December 31, 2025, respectively. Total outstanding CDD debt related to our land holdings was $8.5 million as of June 30, 2026, which is comprised of $7.0 million at the SouthWood community, $1.4 million at the existing Pier Park retail center and less than $0.1 million at the Wild Heron residential community. We pay interest on this total outstanding CDD debt.

As of June 30, 2026, our unconsolidated Latitude Margaritaville Watersound JV, Watersound Fountains Independent Living JV, Pier Park TPS JV, Pier Park RI JV, Busy Bee JV and Electric Cart Watersound JV had various loans outstanding, some of which we have entered into guarantees. See Note 4. Joint Ventures and Note 17. Commitments and Contingencies for additional information.

During the three months ended June 30, 2026 and 2025, we paid dividends of $0.16 and $0.14, respectively, per share on our common stock for a total of $9.1 million and $8.1 million, respectively. During the six months ended June 30, 2026 and 2025, we paid dividends of $0.32 and $0.28, respectively, per share on our common stock for a total of $18.3 million and $16.3 million, respectively.

During the three months ended June 30, 2026, we repurchased 499,700 shares of our common stock outstanding at an average repurchase price of $65.42, per share, related to the Stock Repurchase Program, for an aggregate purchase price of $32.7 million, excluding the excise tax on stock repurchases in excess of issuances. During the three months ended June 30, 2025, we repurchased 235,400 shares of our common stock outstanding at an average repurchase price of $44.66, per share, related to the Stock Repurchase Program, for an aggregate purchase price of $10.5 million, excluding the excise tax on stock repurchases in excess of issuances. During the six months ended June 30, 2026, we repurchased 575,837 shares of our common stock outstanding at an average repurchase price of $65.54, per share, related to the Stock Repurchase Program, for an aggregate purchase price of $37.7 million, excluding the excise tax on stock repurchases in excess of issuances. During the six months ended June 30, 2026, we also repurchased 4,835 shares of our common stock outstanding at an average repurchase price of $68.85, per share, for an aggregate purchase price of $0.3 million, excluding the excise tax on stock repurchases in excess of issuances, related to shares withheld from vested restricted stock awards to satisfy employees’ minimum statutory tax withholding requirements. During the six months ended June 30, 2025, we repurchased 359,014 shares of our common stock outstanding at an average repurchase price of $45.13, per share, related to the Stock Repurchase Program, for an aggregate purchase price of $16.2 million, excluding the excise tax on stock repurchases in excess of issuances. See Note 13. Stockholders’ Equity for additional information regarding the Stock Repurchase Program and issuance of common stock for employee compensation.

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

As of June 30, 2026 and December 31, 2025, we were required to provide surety bonds that guarantee completion and maintenance of certain infrastructure in certain development projects and mitigation banks, as well as other financial guarantees of $29.3 million and $14.7 million, respectively, as well as standby letters of credit in the amount of $0.4 million as of both periods, which may potentially result in a liability to us if certain obligations are not met.

As of June 30, 2026, we had a $0.5 million revolving line of credit for credit card usage, maturing in December 2049. As of June 30, 2026, the outstanding principal balance was less than $0.1 million on the line of credit.

In conducting our operations, we routinely hold customers’ assets in escrow pending completion of real estate transactions, and are responsible for the proper disposition of these balances for our customers. These amounts are maintained in segregated bank accounts and have not been included in the accompanying condensed consolidated balance sheets, consistent with GAAP and industry practice. The cash deposit accounts and offsetting liability balances for escrow deposits in connection with our title insurance agencies for real estate transactions were $18.1 million and $8.0 million as of June 30, 2026 and December 31, 2025, respectively. These escrow funds are not available for regular operations.

Summary of Cash Flows

A summary of our cash flows from operating, investing and financing activities are as follows:

	Six Months Ended June 30,
	2026	2025

	In millions
Net cash provided by operating activities	$86.2	$60.1
Net cash used in investing activities	(18.9)	(15.9)
Net cash used in financing activities	(79.2)	(43.7)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11.9)	0.5
Cash, cash equivalents and restricted cash at beginning of the period	136.5	96.3
Cash, cash equivalents and restricted cash at end of the period	$124.6	$96.8

Cash Flows from Operating Activities

Net cash provided by operating activities includes net income, adjustments for non-cash items, distribution of earnings from unconsolidated joint ventures, changes in operating assets and liabilities and expenditures related to assets planned to be sold. Adjustments for non-cash items primarily include depreciation, depletion and amortization, equity in income from unconsolidated joint ventures, deferred income tax and cost of real estate sold. Net cash provided by operations was $86.2 million during the six months ended June 30, 2026, as compared to $60.1 million during the same period in 2025. Net income was $54.3 million during the six months ended June 30, 2026, as compared to $46.4 million during the same period in 2025. The increase in net cash provided by operating activities was primarily due to the changes in net income, expenditures for and acquisition of real estate to be sold, equity in income from unconsolidated joint ventures, cost of real estate sold, deferred revenue and accounts payable and other liabilities, partially offset by the changes in other assets, distribution of earnings from unconsolidated joint ventures and deferred income tax during the period.

Cash Flows from Investing Activities

Net cash used in investing activities primarily includes capital expenditures for operating property and property and equipment used in our operations and capital contributions to unconsolidated joint ventures, partially offset by maturities of assets held by SPEs and proceeds from the disposition of assets. During the six months ended June 30, 2026, net cash used in investing activities was $18.9 million, which included capital expenditures for operating property and property and equipment of $16.0 million, primarily for our commercial and hospitality segments, and capital contributions to unconsolidated joint ventures of $3.3 million, partially offset by maturities of assets held by SPEs of $0.4 million. During the six months ended June 30, 2025, net cash used in investing activities was $15.9 million, which included capital expenditures for operating property and property and equipment of $14.3 million, primarily for our commercial and hospitality segments and capital contributions to unconsolidated joint ventures of $2.1 million, partially offset by maturities of assets held by SPEs of $0.4 million and proceeds from the disposition of assets of $0.1 million.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2026 was $79.2 million, compared to $43.7 million during the same period in 2025. Net cash used in financing activities during the six months ended June 30, 2026, included the repurchase of 575,837 shares of our common stock outstanding of $37.9 million, including excise tax, principal payments for debt of $21.8 million, dividends paid of $0.32 per share on our common stock of $18.3 million, capital distributions to non-controlling interest of $0.7 million, payments for taxes withheld on vested restricted stock awards of $0.3 million and principal payments for finance leases of $0.2 million. Net cash used in financing activities during the six months ended June 30, 2025, included principal payments for debt of $38.0 million primarily related to the refinance of the North Bay Landing Loan, dividends paid of $0.28 per share on our common stock of $16.3 million, repurchase of 359,014 shares of our common stock outstanding of $16.3 million, including excise tax, capital distributions to non-controlling interest of $0.5 million and debt issuance costs of $0.4 million. Net cash used in financing activities during the six months ended June 30, 2025, was partially offset by borrowings on debt of $27.8 million related to the refinance of the North Bay Landing Loan.

Contractual Obligations

There were no material changes outside the ordinary course of our business in our contractual obligations during the second quarter of 2026.

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

We caution you that all forward-looking statements involve risks and uncertainties, and while we believe that our expectations for the future are reasonable in view of currently available information, you are cautioned not to place undue reliance on our forward-looking statements. Actual results or events may differ materially from those indicated as a result of various important factors, including: our ability to successfully implement our strategic objectives; new or increased competition across our business units; any decline in general economic conditions, particularly in our primary markets; interest rate fluctuations; persistent inflation; higher insurance costs and our ability to obtain adequate insurance coverage for our properties; financial institution disruptions; supply chain disruptions, including as a result of conflicts; geopolitical conflicts and political uncertainty and the corresponding impact on the global economy; the imposition of tariffs and uncertainty regarding trade policies; changes in consumer sentiment and confidence that may impact demand across our segments; our ability to successfully execute or integrate new business endeavors and acquisitions; our ability to yield anticipated returns from our developments and projects; our ability to cooperate effectively with new builder partners; our ability to effectively manage our real estate assets, as well as the ability for us or our JV partners to effectively manage the day-to-day activities of our JV projects; our ability to complete construction and development projects within expected timeframes; the interest of prospective guests in our hotels; reductions in travel and other risks inherent to the hospitality industry; the illiquidity of all real estate assets; financial risks, including risks relating to currency fluctuations, credit risks, and fluctuations in the market value of our investment portfolio; any potential negative impact of our longer-term property development strategy, including losses and negative cash flows for an extended period of time if we continue with the self-development of granted entitlements; our dependence on homebuilders; mix of sales from different communities and the corresponding impact on sales period over period; the financial condition of our commercial tenants; regulatory and insurance risks associated with a senior living facility; any reduction in the supply of mortgage loans or tightening of credit markets; our dependence on strong migration and population expansion in our regions of development, particularly Northwest Florida; our ability to fully recover from natural disasters and severe weather conditions; the actual or perceived threat of climate change; the seasonality of our business; our dependence on certain third party providers; the decreased ability of minority shareholders to influence corporate matters, due to concentrated ownership of largest shareholder; the impact of unfavorable legal proceedings or government investigations; the impact of complex and changing laws and regulations in the areas where we operate; changes in tax rates, the adoption of new U.S. tax legislation, and exposure to additional tax liabilities; new litigation; our ability to attract and retain qualified employees, particularly in our hospitality business; our ability to protect our information technology infrastructure and defend against cyber-attacks; increased media, political, and regulatory scrutiny negatively impacting our reputation; our ability to maintain adequate internal controls; risks associated with our financing arrangements, including our compliance with certain restrictions and limitations; our ability to pay our quarterly dividend and our ability to repurchase stock under our stock repurchase program; and the other risks and uncertainties discussed in “Risk Factors” beginning on page 7 of our most recent Annual Report on Form 10-K and from time to time in our subsequent filings with the SEC. We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q unless required by law.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks primarily from interest rate risk fluctuations. We have investments in short-term U.S. Treasury Bills classified as cash equivalents that have fixed interest rates for which changes in interest rates generally affect the fair value of the investment, but not the earnings or cash flows. A hypothetical 100 basis point increase in interest rates would result in a decrease of less than $0.1 million in the market value of these investments as of June 30, 2026. Any realized gain or loss resulting from such interest rate changes would only occur if we sold the investments prior to maturity or if a decline in their value is determined to be related to credit loss.

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

We are subject to interest rate risk on our variable-rate debt and utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on certain loans. We have entered into interest rate swap agreements designated as cash flow hedges to manage the interest rate risk associated with some of our variable rate debt, with changes in the fair value recorded to accumulated other comprehensive income. As of June 30, 2026, we had variable-rate debt outstanding totaling $98.9 million, of which $39.4 million was swapped to a fixed interest rate. As of June 30, 2026, the weighted average interest rate on our variable rate loans, excluding the swapped portion, based on SOFR was 5.9%. Based on the outstanding balance of these loans as of June 30, 2026, a hypothetical 100 basis point increase in the applicable rate would result in an increase to our annual interest expense of $0.6 million. See Note 5. Financial Instruments and Fair Value Measurements and Note 8. Debt, Net for additional information.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Our Board has approved the Stock Repurchase Program pursuant to which we are authorized to repurchase shares of our common stock. The program has no expiration date. In May 2026, the Board increased the total authorization under the Stock Repurchase Program to $200.0 million. As of June 30, 2026, we had a total authority of $173.0 million available for repurchase of shares of our common stock outstanding. We may repurchase our common stock in open market purchases from time to time, in privately negotiated transactions or otherwise, pursuant to Rule 10b-18 under the Exchange Act. The timing and amount of any additional stock to be repurchased will depend upon a variety of factors. Repurchases may be commenced or suspended at any time or from time to time without prior notice. The program will continue until otherwise modified or terminated by our Board at any time in its sole discretion.

The following table provides information on our repurchase of common stock during the three months ended June 30, 2026:

			Total Number of Shares	Maximum Dollar Value of
			Purchased as Part of	Stock that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share (a)	Plans or Programs (b)	Plans or Programs (b)
				In Millions
April 1-30, 2026	85,000	$67.04	85,000	$49.2
May 1-31, 2026	328,900	65.13	328,900	178.6
June 1-30, 2026	85,800	64.90	85,800	173.0
Total	499,700	$65.42	499,700	$173.0
(a)	Excludes excise tax.
(b)	Our Board has adopted a Stock Repurchase Program. In May 2026, the Board increased the total authorization under the Stock Repurchase Program to $200.0 million.

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

THE ST. JOE COMPANY
(Registrant)

Date:	July 29, 2026	/s/ Jorge L. Gonzalez
Jorge L. Gonzalez
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	July 29, 2026	/s/ Marek Bakun
Marek Bakun
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)